Form 10-Q
period 2017-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2017-08-04
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	26,664,157
(Title of Class)	(Number of shares outstanding at July 31, 2017)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2017	At December 31, 2016
ASSETS
Cash and due from banks	$48,821	$48,757
Interest-earning deposits with other banks	12,236	9,068
Investment securities held-to-maturity (fair value $43,737 and $24,871 at June 30, 2017 and December 31, 2016, respectively)	43,717	24,881
Investment securities available-for-sale	425,590	443,637
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	31,506	24,869
Loans held for sale	2,259	5,890
Loans and leases held for investment	3,510,170	3,285,886
Less: Reserve for loan and lease losses	(20,910)	(17,499)
Net loans and leases held for investment	3,489,260	3,268,387
Premises and equipment, net	65,581	63,638
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $19,743 and $17,597 at June 30, 2017 and December 31, 2016, respectively	15,235	16,651
Bank owned life insurance	99,437	99,948
Accrued interest receivable and other assets	47,326	52,243
Total assets	$4,453,527	$4,230,528
LIABILITIES
Noninterest-bearing deposits	$963,790	$918,337
Interest-bearing deposits:
Demand deposits	990,930	909,963
Savings deposits	846,522	803,078
Time deposits	546,838	626,189
Total deposits	3,348,080	3,257,567
Short-term borrowings	231,726	196,171
Long-term debt	216,610	127,522
Subordinated notes	94,209	94,087
Accrued interest payable and other liabilities	41,596	49,972
Total liabilities	3,932,221	3,725,319
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2017 and December 31, 2016; 28,911,799 shares issued at June 30, 2017 and December 31, 2016; 26,667,991 and 26,589,353 shares outstanding at June 30, 2017 and December 31, 2016, respectively	144,559	144,559
Additional paid-in capital	231,289	230,494
Retained earnings	206,498	194,516
Accumulated other comprehensive loss, net of tax benefit	(17,182)	(19,454)
Treasury stock, at cost; 2,243,808 and 2,322,446 shares at June 30, 2017 and December 31, 2016, respectively	(43,858)	(44,906)
Total shareholders’ equity	521,306	505,209
Total liabilities and shareholders’ equity	$4,453,527	$4,230,528
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans and leases:
Taxable	$35,102	$22,311	$68,802	$44,161
Exempt from federal income taxes	2,084	1,774	4,119	3,490
Total interest and fees on loans and leases	37,186	24,085	72,921	47,651
Interest and dividends on investment securities:
Taxable	1,833	1,188	3,521	2,462
Exempt from federal income taxes	576	710	1,175	1,444
Interest on deposits with other banks	38	9	55	37
Interest and dividends on other earning assets	397	120	754	252
Total interest income	40,030	26,112	78,426	51,846
Interest expense
Interest on deposits	2,461	1,458	4,652	2,991
Interest on short-term borrowings	325	320	587	323
Interest on long-term debt and subordinated notes	1,944	673	3,604	1,348
Total interest expense	4,730	2,451	8,843	4,662
Net interest income	35,300	23,661	69,583	47,184
Provision for loan and lease losses	2,766	830	5,211	1,156
Net interest income after provision for loan and lease losses	32,534	22,831	64,372	46,028
Noninterest income
Trust fee income	2,016	1,997	3,923	3,862
Service charges on deposit accounts	1,313	1,056	2,556	2,054
Investment advisory commission and fee income	3,333	2,776	6,514	5,447
Insurance commission and fee income	3,628	3,503	8,038	8,061
Other service fee income	2,245	1,931	4,232	3,762
Bank owned life insurance income	1,622	535	2,405	1,005
Net gain on sales of investment securities	21	413	36	457
Net gain on mortgage banking activities	1,537	1,711	2,650	2,929
Other income	294	79	625	255
Total noninterest income	16,009	14,001	30,979	27,832
Noninterest expense
Salaries and benefits	16,353	14,080	33,010	28,262
Commissions	2,374	2,363	4,424	4,258
Net occupancy	2,684	2,096	5,349	4,196
Equipment	1,031	750	2,024	1,526
Data processing	2,081	1,530	4,139	2,811
Professional fees	1,248	947	2,487	1,967
Marketing and advertising	475	513	854	1,051
Deposit insurance premiums	451	418	853	865
Intangible expenses	446	991	1,205	1,757
Acquisition-related costs	—	1,158	—	1,372
Integration costs	—	27	—	33
Other expense	5,405	4,673	10,233	8,387
Total noninterest expense	32,548	29,546	64,578	56,485
Income before income taxes	15,995	7,286	30,773	17,375
Income taxes	4,217	2,046	8,139	4,846
Net income	$11,778	$5,240	$22,634	$12,529
Net income per share:
Basic	$0.44	$0.27	$0.85	$0.64
Diluted	0.44	0.27	0.85	0.64
Dividends declared	0.20	0.20	0.40	0.40
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2017			2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$15,995	$4,217	$11,778	$7,286	$2,046	$5,240
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	2,632	921	1,711	2,084	730	1,354
Less: reclassification adjustment for net gains on sales realized in net income (1)	(21)	(8)	(13)	(413)	(145)	(268)
Total net unrealized gains on available-for-sale investment securities	2,611	913	1,698	1,671	585	1,086
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(92)	(31)	(61)	(300)	(105)	(195)
Less: reclassification adjustment for net losses realized in net income (2)	36	12	24	80	28	52
Total net unrealized losses on interest rate swaps used in cash flow hedges	(56)	(19)	(37)	(220)	(77)	(143)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	299	104	195	329	115	214
Accretion of prior service cost included in net periodic pension costs (3)	(71)	(25)	(46)	(70)	(24)	(46)
Total defined benefit pension plans	228	79	149	259	91	168
Other comprehensive income	2,783	973	1,810	1,710	599	1,111
Total comprehensive income	$18,778	$5,190	$13,588	$8,996	$2,645	$6,351
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

Note: See accompanying notes to the unaudited consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2017			2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$30,773	$8,139	$22,634	$17,375	$4,846	$12,529
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	3,052	1,068	1,984	4,302	1,506	2,796
Less: reclassification adjustment for net gains on sales realized in net income (1)	(36)	(13)	(23)	(457)	(160)	(297)
Total net unrealized gains on available-for-sale investment securities	3,016	1,055	1,961	3,845	1,346	2,499
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(85)	(29)	(56)	(926)	(324)	(602)
Less: reclassification adjustment for net losses realized in net income (2)	107	37	70	161	56	105
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	22	8	14	(765)	(268)	(497)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	598	209	389	658	230	428
Accretion of prior service cost included in net periodic pension costs (3)	(141)	(49)	(92)	(141)	(49)	(92)
Total defined benefit pension plans	457	160	297	517	181	336
Other comprehensive income	3,495	1,223	2,272	3,597	1,259	2,338
Total comprehensive income	$34,268	$9,362	$24,906	$20,972	$6,105	$14,867
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

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2017
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209
Net income	—	—	—	22,634	—	—	22,634
Other comprehensive income, net of income tax	—	—	—	—	2,272	—	2,272
Cash dividends declared ($0.40 per share)	—	—	—	(10,652)	—	—	(10,652)
Stock issued under dividend reinvestment and employee stock purchase plans	43,415	—	72	—	—	1,157	1,229
Exercise of stock options	73,870	—	(105)	—	—	1,433	1,328
Repurchase of cancelled restricted stock awards	(14,000)	—	271	—	—	(271)	—
Stock-based compensation	—	—	1,708	—	—	—	1,708
Purchases of treasury stock	(83,970)	—	—	—	—	(2,422)	(2,422)
Restricted stock awards granted	59,323	—	(1,151)	—	—	1,151	—
Balance at June 30, 2017	26,667,991	$144,559	$231,289	$206,498	$(17,182)	$(43,858)	$521,306

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2016
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574
Net income	—	—	—	12,529	—	—	12,529
Other comprehensive income, net of income tax	—	—	—	—	2,338	—	2,338
Cash dividends declared ($0.40 per share)	—	—	—	(7,819)	—	—	(7,819)
Stock issued under dividend reinvestment and employee stock purchase plans	61,281	—	25	—	—	1,206	1,231
Exercise of stock options	22,667	—	(8)	—	—	422	414
Repurchase of cancelled restricted stock awards	(14,250)	—	241	—	—	(241)	—
Stock-based compensation	—	—	944	—	—	—	944
Purchases of treasury stock	(101,250)	—	—	—	—	(2,051)	(2,051)
Restricted stock awards granted	58,580	—	(1,083)	—	—	1,083	—
Balance at June 30, 2016	19,557,958	$110,271	$121,399	$198,156	$(14,370)	$(46,296)	$369,160
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$22,634	$12,529
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,211	1,156
Depreciation of premises and equipment	2,730	1,912
Net amortization of investment securities premiums and discounts	959	582
Net gain on sales of investment securities	(36)	(457)
Net gain on mortgage banking activities	(2,650)	(2,929)
Bank owned life insurance income	(2,405)	(1,005)
Net accretion of acquisition accounting fair value adjustments	(1,508)	(303)
Stock-based compensation	1,708	944
Intangible expenses	1,205	1,757
Other adjustments to reconcile net income to cash provided by operating activities	(293)	218
Deferred tax (benefit) expense	(39)	1,619
Originations of loans held for sale	(64,035)	(104,668)
Proceeds from the sale of loans held for sale	69,847	106,685
Contributions to pension and other postretirement benefit plans	(138)	(121)
Decrease (increase) in accrued interest receivable and other assets	1,340	(4,249)
(Decrease) increase in accrued interest payable and other liabilities	(1,926)	1,784
Net cash provided by operating activities	32,604	15,454
Cash flows from investing activities:
Funds advanced for merger settlement	—	(98,885)
Net capital expenditures	(4,622)	(4,195)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	10,595	8,000
Proceeds from maturities, calls and principal repayments of securities available-for-sale	41,623	54,156
Proceeds from sales of securities available-for-sale	3,032	73,991
Purchases of investment securities held-to-maturity	(29,498)	—
Purchases of investment securities available-for-sale	(25,244)	(48,647)
Net increase in other investments	(6,637)	(7,283)
Net increase in loans and leases	(225,682)	(169,417)
Net (increase) decrease in interest-earning deposits	(3,168)	20,157
Proceeds from sales of other real estate owned	3,612	—
Net decrease in federal funds sold	—	(48,500)
Proceeds from bank owned life insurance	2,916	—
Net cash used in investing activities	(233,073)	(220,623)
Cash flows from financing activities:
Net increase (decrease) in deposits	90,796	(17,162)
Net increase in short-term borrowings	35,555	235,752
Proceeds from issuance of long-term debt	95,000	—
Repayment of long-term debt	(5,000)	—
Payment of contingent consideration on acquisitions	(5,317)	(1,160)
Purchases of treasury stock	(2,422)	(2,051)
Stock issued under dividend reinvestment and employee stock purchase plans	1,229	1,231
Proceeds from exercise of stock options	1,328	414
Cash dividends paid	(10,636)	(7,807)
Net cash provided by financing activities	200,533	209,217
Net increase in cash and due from banks	64	4,048
Cash and due from banks at beginning of year	48,757	32,356
Cash and due from banks at end of period	$48,821	$36,404
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,685	$5,033
Cash paid for income taxes, net of refunds	5,942	4,348
Non cash transactions:
Transfer of loans to other real estate owned	$653	$1,952
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 3, 2017.
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
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, or January 1, 2018 for the Corporation. Early adoption is permitted, including an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. This ASU is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require that an employer that sponsors defined benefit pension plans and other postretirement plans present the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization, when applicable. This ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, or January 1, 2018 for the Corporation. This ASU should be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon adoption of CECL and that the increased allowance level will decrease shareholders' equity and regulatory capital and ratios.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" to revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The ASU is effective for the first interim period within annual periods beginning after December 15, 2018, or January 1, 2019, with early adoption permitted. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, the adoption of this ASU will impact the balance sheet for the recording of assets and liabilities for operating leases; any initial or continued impact of the recording of assets will have a negative impact on risk-based capital ratios under current regulatory guidance and possibly equity ratios.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will require equity investments to be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. The ASU will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. A valuation allowance on a deferred tax asset related to available-for-sale securities will need to be included. For financial liabilities that are measured at fair value, the ASU requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The amendments in this ASU are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017 or January 1, 2018 for the Corporation. At June 30, 2017, the Corporation's equity portfolio had a carrying value of $978 thousand which included an unrealized net gain of $568 thousand. This unrealized net gain, net of income taxes, amounted to $369 thousand and was recorded in accumulated other comprehensive income. Upon implementation using the prospective approach, the balance in accumulated other comprehensive income will be reclassed to retained earnings. The carrying value of the equity securities, upon implementation, will not change; however, any future increases or decreases in fair value will be recorded as an increase or decrease to the carrying value and recognized in non-interest income.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” which instructs the participants in the sale to determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing" to provide clarification on these areas. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” providing some limited improvements and practical expedients. The original effective date of the guidance relating to revenue from contracts with customers was deferred by one year as a result of the issuance of ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, or January 1, 2018 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated the impact will be only related to timing of the recognition of revenue.

Note 2. Earnings per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$11,778	$5,240	$22,634	$12,529
Net income allocated to unvested restricted stock	(122)	(40)	(234)	(98)
Net income allocated to common shares	$11,656	$5,200	$22,400	$12,431
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	26,380	19,434	26,363	19,418
Effect of dilutive securities—employee stock options	97	35	100	33
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	26,477	19,469	26,463	19,451
Basic earnings per share	$0.44	$0.27	$0.85	$0.64
Diluted earnings per share	$0.44	$0.27	$0.85	$0.64
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	302	619	272	603

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2017 and December 31, 2016, by contractual maturity within each type:

	At June 30, 2017				At December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$5,000	$1	$—	$5,001	$—	$—	$—	$—
	5,000	1	—	5,001	—	—	—	—
Residential mortgage-backed securities:
After 5 years to 10 years	9,849	—	(10)	9,839	—	—	—	—
Over 10 years	18,868	50	(19)	18,899	5,071	—	(3)	5,068
	28,717	50	(29)	28,738	5,071	—	(3)	5,068
Corporate bonds:
Within 1 year	10,000	—	(2)	9,998	19,810	2	(9)	19,803
	10,000	—	(2)	9,998	19,810	2	(9)	19,803
Total	$43,717	$51	$(31)	$43,737	$24,881	$2	$(12)	$24,871
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$11,498	$1	$(4)	$11,495	$15,000	$20	$—	$15,020
After 1 year to 5 years	15,679	—	(27)	15,652	17,265	—	(19)	17,246
	27,177	1	(31)	27,147	32,265	20	(19)	32,266
State and political subdivisions:
Within 1 year	1,560	—	—	1,560	964	—	(1)	963
After 1 year to 5 years	18,115	63	(23)	18,155	18,705	38	(75)	18,668
After 5 years to 10 years	52,312	1,076	(39)	53,349	55,541	829	(426)	55,944
Over 10 years	8,533	201	(20)	8,714	12,663	226	(114)	12,775
	80,520	1,340	(82)	81,778	87,873	1,093	(616)	88,350
Residential mortgage-backed securities:
After 1 year to 5 years	5,214	14	(15)	5,213	6,086	—	(66)	6,020
After 5 years to 10 years	51,520	6	(774)	50,752	23,479	—	(622)	22,857
Over 10 years	129,141	108	(2,253)	126,996	174,388	99	(4,794)	169,693
	185,875	128	(3,042)	182,961	203,953	99	(5,482)	198,570
Collateralized mortgage obligations:
Over 10 years	4,123	—	(62)	4,061	4,659	—	(105)	4,554
	4,123	—	(62)	4,061	4,659	—	(105)	4,554
Corporate bonds:
Within 1 year	9,027	—	(14)	9,013	250	—	—	250
After 1 year to 5 years	32,402	79	(94)	32,387	35,923	34	(241)	35,716
After 5 years to 10 years	15,182	—	(223)	14,959	15,193	—	(516)	14,677
Over 10 years	60,000	—	(3,226)	56,774	60,000	27	(2,472)	57,555
	116,611	79	(3,557)	113,133	111,366	61	(3,229)	108,198
Money market mutual funds:
No stated maturity	15,532	—	—	15,532	10,784	—	—	10,784
	15,532	—	—	15,532	10,784	—	—	10,784
Equity securities:
No stated maturity	410	569	(1)	978	411	504	—	915
	410	569	(1)	978	411	504	—	915
Total	$430,248	$2,117	$(6,775)	$425,590	$451,311	$1,777	$(9,451)	$443,637

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due. Unrealized losses in investment securities at June 30, 2017 and December 31, 2016 do not represent other-than-temporary impairments in management's judgment.
Securities with a carrying value of $354.0 million and $356.7 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $1.3 million and $1.4 million were pledged to secure credit derivatives and interest rate swaps at June 30, 2017 and December 31, 2016, respectively. See Note 10, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Securities available-for-sale:
Proceeds from sales	$3,032	$73,991
Gross realized gains on sales	36	539
Gross realized losses on sales	—	82
Tax expense related to net realized gains on sales	13	160

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the credit rating of each security. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2017 and 2016.
At June 30, 2017 and December 31, 2016, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at June 30, 2017 and December 31, 2016 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investment before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2017
Securities Held-to-Maturity
Residential mortgage-backed securities	$12,820	$(29)	$—	$—	$12,820	$(29)
Corporate bonds	9,998	(2)	—	—	9,998	(2)
Total	$22,818	$(31)	$—	$—	$22,818	$(31)
Securities Available-for-Sale
U.S. government corporations and agencies	$22,146	$(31)	$—	$—	$22,146	$(31)
State and political subdivisions	13,306	(74)	1,706	(8)	15,012	(82)
Residential mortgage-backed securities	169,466	(3,042)	—	—	169,466	(3,042)
Collateralized mortgage obligations	1,763	(1)	2,298	(61)	4,061	(62)
Corporate bonds	67,448	(1,675)	33,118	(1,882)	100,566	(3,557)
Equity securities	3	(1)	—	—	3	(1)
Total	$274,132	$(4,824)	$37,122	$(1,951)	$311,254	$(6,775)
At December 31, 2016
Securities Held-to-Maturity
Residential mortgage-backed securities	$5,068	$(3)	$—	$—	$5,068	$(3)
Corporate bonds	9,779	(9)	—	—	9,779	(9)
Total	$14,847	$(12)	$—	$—	$14,847	$(12)
Securities Available-for-Sale
U.S. government corporations and agencies	$11,850	$(19)	$—	$—	$11,850	$(19)
State and political subdivisions	40,771	(610)	423	(6)	41,194	(616)
Residential mortgage-backed securities	192,782	(5,482)	—	—	192,782	(5,482)
Collateralized mortgage obligations	2,012	(26)	2,542	(79)	4,554	(105)
Corporate bonds	58,535	(1,333)	33,104	(1,896)	91,639	(3,229)
Total	$305,950	$(7,470)	$36,069	$(1,981)	$342,019	$(9,451)

Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At June 30, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$819,487	$85,680	$905,167
Real estate-commercial	1,128,602	375,122	1,503,724
Real estate-construction	162,323	8,476	170,799
Real estate-residential secured for business purpose	194,369	99,734	294,103
Real estate-residential secured for personal purpose	235,782	70,599	306,381
Real estate-home equity secured for personal purpose	159,868	12,386	172,254
Loans to individuals	27,442	146	27,588
Lease financings	130,154	—	130,154
Total loans and leases held for investment, net of deferred income	$2,858,027	$652,143	$3,510,170
Unearned lease income, included in the above table	$(15,224)	$—	$(15,224)
Net deferred costs, included in the above table	4,389	—	4,389
Overdraft deposits included in the above table	68	—	68

	At December 31, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$663,221	$160,045	$823,266
Real estate-commercial	909,581	465,368	1,374,949
Real estate-construction	142,891	31,953	174,844
Real estate-residential secured for business purpose	151,931	142,137	294,068
Real estate-residential secured for personal purpose	210,377	80,431	290,808
Real estate-home equity secured for personal purpose	147,982	14,857	162,839
Loans to individuals	30,110	263	30,373
Lease financings	134,739	—	134,739
Total loans and leases held for investment, net of deferred income	$2,390,832	$895,054	$3,285,886
Unearned lease income, included in the above table	$(15,970)	$—	$(15,970)
Net deferred costs, included in the above table	4,503	—	4,503
Overdraft deposits included in the above table	84	—	84
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at June 30, 2017 totaled $652.1 million, including $510.8 million of loans from the Fox Chase acquisition and $141.3 million from the Valley Green Bank acquisition. At June 30, 2017, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $6.5 million representing $5.7 million from the Fox Chase acquisition and $789 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at June 30, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Outstanding principal balance	$7,811	$8,993
Carrying amount	6,485	7,352
Allowance for loan losses	—	—

The following table presents the changes in accretable yield on acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Beginning of period	$50	$144
Reclassification from nonaccretable discount	279	133
Accretable discount amortized to interest income	(297)	(184)
Disposals	(4)	(34)
End of period	$28	$59
Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At June 30, 2017
Commercial, financial and agricultural	$987	$652	$1,741	$3,380	$901,285	$502	$905,167	$—
Real estate—commercial real estate and construction:
Commercial real estate	2,332	557	1,956	4,845	1,493,694	5,185	1,503,724	—
Construction	—	—	365	365	170,434	—	170,799	—
Real estate—residential and home equity:
Residential secured for business purpose	1,378	245	1,635	3,258	290,262	583	294,103	—
Residential secured for personal purpose	1,661	310	285	2,256	303,910	215	306,381	271
Home equity secured for personal purpose	308	100	104	512	171,742	—	172,254	35
Loans to individuals	215	106	130	451	27,137	—	27,588	130
Lease financings	534	277	5,797	6,608	123,546	—	130,154	136
Total	$7,415	$2,247	$12,013	$21,675	$3,482,010	$6,485	$3,510,170	$572
At December 31, 2016
Commercial, financial and agricultural	$1,536	$256	$1,335	$3,127	$819,550	$589	$823,266	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,482	1,560	2,591	5,633	1,363,606	5,710	1,374,949	—
Construction	202	—	—	202	174,642	—	174,844	—
Real estate—residential and home equity:
Residential secured for business purpose	1,390	428	1,539	3,357	289,927	784	294,068	—
Residential secured for personal purpose	3,243	905	879	5,027	285,512	269	290,808	481
Home equity secured for personal purpose	717	142	521	1,380	161,459	—	162,839	171
Loans to individuals	324	95	142	561	29,812	—	30,373	142
Lease financings	1,731	1,418	729	3,878	130,861	—	134,739	193
Total	$10,625	$4,804	$7,736	$23,165	$3,255,369	$7,352	$3,285,886	$987

Non-Performing Loans and Leases
The following presents, by class of loans and leases, non-performing loans and leases at June 30, 2017 and December 31, 2016:

	At June 30, 2017				At December 31, 2016
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$5,002	$942	$—	$5,944	$5,746	$967	$—	$6,713
Real estate—commercial real estate and construction:
Commercial real estate	4,681	10,257	—	14,938	5,651	1,519	—	7,170
Construction	365	—	—	365	—	—	—	—
Real estate—residential and home equity:
Residential secured for business purpose	3,540	229	—	3,769	4,898	766	—	5,664
Residential secured for personal purpose	662	42	271	975	560	—	481	1,041
Home equity secured for personal purpose	263	—	35	298	525	—	171	696
Loans to individuals	—	—	130	130	—	—	142	142
Lease financings	5,661	—	136	5,797	536	—	193	729
Total	$20,174	$11,470	$572	$32,216	$17,916	$3,252	$987	$22,155
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.8 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively.

The increase in nonaccrual lease financings represents software leases totaling $5.0 million under a vendor referral program. These leases are personally guaranteed by high net worth individuals. During the first quarter of 2017, the lessees stopped making payments due to disputes with the vendor, and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital Inc. and certain other defendants on March 28, 2017 by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. Univest Capital, Inc. has not been served with the complaint, and the plaintiff has been directed to file an amended complaint on or before August 7, 2017. As of the filing date, the outcome of the matter is neither probable nor estimable.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2017 and December 31, 2016.
The Corporation employs a ten (10) grade risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,755	$—	$18,890	$—	$20,645
3. Strong	13,329	1,976	—	—	15,305
4. Satisfactory	26,506	38,637	—	354	65,497
5. Acceptable	586,849	862,417	89,804	169,678	1,708,748
6. Pre-watch	160,548	180,794	52,380	16,437	410,159
7. Special Mention	3,949	11,860	884	2,205	18,898
8. Substandard	26,551	32,918	365	5,695	65,529
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$819,487	$1,128,602	$162,323	$194,369	$2,304,781
At December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$272	$—	$13,714	$162	$14,148
3. Strong	14,980	2,045	—	—	17,025
4. Satisfactory	35,529	38,861	—	367	74,757
5. Acceptable	465,675	676,212	110,650	133,716	1,386,253
6. Pre-watch	113,499	128,646	18,213	12,025	272,383
7. Special Mention	8,820	22,439	314	1,199	32,772
8. Substandard	24,446	41,378	—	4,462	70,286
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$663,221	$909,581	$142,891	$151,931	$1,867,624

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,110	$—	$—	$—	$1,110
3. Strong	—	—	—	—	—
4. Satisfactory	139	676	—	—	815
5. Acceptable	71,674	226,616	689	79,192	378,171
6. Pre-watch	6,770	132,194	7,787	16,071	162,822
7. Special Mention	—	2,153	—	1,920	4,073
8. Substandard	5,987	13,483	—	2,551	22,021
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$85,680	$375,122	$8,476	$99,734	$569,012
December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$583	$—	$—	$—	$583
3. Strong	—	—	—	—	—
4. Satisfactory	4,399	1,018	—	—	5,417
5. Acceptable	113,512	282,199	20,565	117,322	533,598
6. Pre-watch	31,697	163,623	11,388	14,405	221,113
7. Special Mention	73	7,705	—	6,245	14,023
8. Substandard	9,781	10,823	—	4,165	24,769
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$160,045	$465,368	$31,953	$142,137	$799,503
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At June 30, 2017
Performing	$235,330	$159,570	$27,312	$124,357	$546,569
Nonperforming	452	298	130	5,797	6,677
Total	$235,782	$159,868	$27,442	$130,154	$553,246
At December 31, 2016
Performing	$210,208	$147,286	$29,968	$134,010	$521,472
Nonperforming	169	696	142	729	1,736
Total	$210,377	$147,982	$30,110	$134,739	$523,208

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At June 30, 2017
Performing	$70,076	$12,386	$146	$—	$82,608
Nonperforming	523	—	—	—	523
Total	$70,599	$12,386	$146	$—	$83,131
At December 31, 2016
Performing	$79,559	$14,857	$263	$—	$94,679
Nonperforming	872	—	—	—	872
Total	$80,431	$14,857	$263	$—	$95,551

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended June 30, 2017
Reserve for loan and lease losses:
Beginning balance	$7,890	$7,624	$1,345	$1,001	$335	$1,329	$4	$19,528
Charge-offs	(108)	(30)	(1,139)	—	(114)	(327)	N/A	(1,718)
Recoveries	210	—	8	4	46	66	N/A	334
Provision (recovery of provision)	321	874	915	(30)	62	592	33	2,767
Recovery of provision for acquired credit impaired loans	—	—	—	(1)	—	—	—	(1)
Ending balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
Three Months Ended June 30, 2016
Reserve for loan and lease losses:
Beginning balance	$5,630	$6,471	$747	$1,312	$356	$922	$1,014	$16,452
Charge-offs	(346)	(179)	(27)	(10)	(108)	(160)	N/A	(830)
Recoveries	515	9	34	34	30	79	N/A	701
(Recovery of provision) provision	(11)	1,070	(698)	(34)	133	280	(87)	653
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(1)	—	—	—	177
Ending balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
Six Months Ended June 30, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(286)	(30)	(1,181)	(94)	(240)	(584)	N/A	(2,415)
Recoveries	397	3	18	21	81	95	N/A	615
Provision (recovery of provision)	1,165	990	1,518	52	124	1,361	(1)	5,209
Provision for acquired credit impaired loans	—	—	—	2	—	—	—	2
Ending balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
Six Months Ended June 30, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(1,827)	(205)	(265)	(56)	(184)	(365)	N/A	(2,902)
Recoveries	965	16	53	51	63	123	N/A	1,271
Provision (recovery of provision)	232	988	(495)	(267)	186	321	15	980
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(2)	—	—	—	176
Ending balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At June 30, 2017
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$10	$59	$37	$25	$—	$886	N/A	$1,017
Ending balance: collectively evaluated for impairment	8,303	8,409	1,092	949	329	774	37	19,893
Total ending balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$9,794	$20,735	$5,196	$967	$—	$5,021		$41,713
Ending balance: collectively evaluated for impairment	809,693	1,268,132	189,173	394,683	27,442	125,133		2,814,256
Loans measured at fair value	—	2,058	—	—	—	—		2,058
Acquired non-credit impaired loans	85,178	378,413	99,151	82,770	146	—		645,658
Acquired credit impaired loans	502	5,185	583	215	—	—		6,485
Total ending balance	$905,167	$1,674,523	$294,103	$478,635	$27,588	$130,154		$3,510,170
At June 30, 2016
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$390	$4	$16	$—	$—	$—	N/A	$410
Ending balance: collectively evaluated for impairment	5,398	7,545	40	1,301	411	1,121	927	16,743
Total ending balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,472	$26,761	$3,772	$1,029	$—	$—		$44,034
Ending balance: collectively evaluated for impairment	546,892	885,131	118,601	333,887	30,880	128,796		2,044,187
Acquired non-credit impaired loans	20,096	114,965	107,087	13,420	306	—		255,874
Acquired credit impaired loans	—	180	762	—	—	—		942
Total ending balance	$579,460	$1,027,037	$230,222	$348,336	$31,186	$128,796		$2,345,037
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

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at June 30, 2017 and December 31, 2016. The impaired loans exclude acquired credit impaired loans.

	At June 30, 2017			At December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$9,629	$10,947		$10,911	$12,561
Real estate—commercial real estate	19,164	20,029		24,469	25,342
Real estate—construction	365	365		—	—
Real estate—residential secured for business purpose	4,655	5,673		5,704	6,253
Real estate—residential secured for personal purpose	703	764		560	594
Real estate—home equity secured for personal purpose	238	244		525	528
Total impaired loans with no related reserve recorded	$34,754	$38,022		$42,169	$45,278
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$165	$166	$10	$166	$166	$19
Real estate—commercial real estate	1,206	1,206	59	597	597	25
Real estate—residential secured for business purpose	541	542	37	983	1,105	191
Real estate—residential secured for personal purpose	26	26	25	—	—	—
Total impaired loans with a reserve recorded	$1,938	$1,940	$131	$1,746	$1,868	$235

	At June 30, 2017			At December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Total impaired loans:
Commercial, financial and agricultural	$9,794	$11,113	$10	$11,077	$12,727	$19
Real estate—commercial real estate	20,370	21,235	59	25,066	25,939	25
Real estate—construction	365	365	—	—	—	—
Real estate—residential secured for business purpose	5,196	6,215	37	6,687	7,358	191
Real estate—residential secured for personal purpose	729	790	25	560	594	—
Real estate—home equity secured for personal purpose	238	244	—	525	528	—
Total impaired loans	$36,692	$39,962	$131	$43,915	$47,146	$235
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $10.7 million and $23.3 million at June 30, 2017 and December 31, 2016, respectively. Specific reserves on other accruing impaired loans were $95 thousand and $84 thousand at June 30, 2017 and December 31, 2016, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$11,470	$64	$86	$13,387	$74	$78
Real estate—commercial real estate	20,777	184	81	27,691	281	58
Real estate—construction	274	—	10	—	—	—
Real estate—residential secured for business purpose	4,184	21	61	3,740	9	60
Real estate—residential secured for personal purpose	699	1	15	392	—	5
Real estate—home equity secured for personal purpose	354	—	5	431	—	9
Total	$37,758	$270	$258	$45,641	$364	$210

*
Includes interest income recognized on a cash basis for nonaccrual loans of $3 thousand and $0 thousand for the three months ended June 30, 2017 and 2016, respectively and interest income recognized on the accrual method for accruing impaired loans of $268 thousand and $364 thousand for the three months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$11,506	$110	$171	$13,421	$142	$173
Real estate—commercial real estate	22,464	417	154	28,389	586	128
Real estate—construction	156	—	10	—	—	—
Real estate—residential secured for business purpose	4,302	37	105	4,120	36	107
Real estate—residential secured for personal purpose	636	1	23	496	2	9
Real estate—home equity secured for personal purpose	431	—	10	329	—	11
Total	$39,495	$565	$473	$46,755	$766	$428

*
Includes interest income recognized on a cash basis for nonaccrual loans of $4 thousand and $7 thousand for the six months ended June 30, 2017 and 2016, respectively and interest income recognized on the accrual method for accruing impaired loans of $561 thousand and $759 thousand for the six months ended June 30, 2017 and 2016, respectively.

Impaired Leases
The Corporation had impaired leases of $5.0 million with related reserves of $886 thousand at June 30, 2017. The Corporation had no impaired leases at December 31, 2016. See discussion in Non-Performing Loans and Leases.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	3	$9,206	$9,206	$—	—	$—	$—	$—
Real estate—residential secured for business purpose	—	—	—	—	1	415	415	—
Total	3	$9,206	$9,206	$—	1	$415	$415	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$328	$328	$—	—	$—	$—	$—
Total	1	$328	$328	$—	—	$—	$—	$—

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$1,545	$1,545	$—
Real estate—commercial real estate	3	9,206	9,206	—	—	—	—	—
Real estate—residential secured for business purpose	—	—	—	—	1	415	415	—
Total	3	$9,206	$9,206	$—	2	$1,960	$1,960	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$328	$328	$—	—	$—	$—	$—
Total	1	$328	$328	$—	—	$—	$—	$—
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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2017 and 2016.

	Interest Only Term Extension		Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended June 30, 2017
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	—	$—	3	$9,206	3	$9,206
Total	—	$—	—	$—	3	$9,206	3	$9,206
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$328	—	$—	1	$328
Real estate—residential secured for personal purpose	—	—	—	—	—	—	—	—
Total	—	$—	1	$328	—	$—	1	$328
Three Months Ended June 30, 2016
Accruing Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	1	$415	—	$—	—	$—	1	$415
Total	1	$415	—	$—	—	$—	1	$415
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Six Months Ended June 30, 2017
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	—	$—	3	$9,206	3	$9,206
Total	—	$—	—	$—	3	$9,206	3	$9,206
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$328	—	$—	1	$328
Total	—	$—	1	$328	—	$—	1	$328
Six Months Ended June 30, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	1	$1,545	1	$1,545
Real estate—residential secured for business purpose	1	415	—	—	—	—	1	415
Total	1	$415	—	$—	1	$1,545	2	$1,960
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	1	$50
Total	—	$—	—	$—	—	$—	1	$50

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Real estate-home equity secured for personal purpose	$—	$180
Total	$—	$180

The Corporation held no foreclosed consumer residential real estate property at June 30, 2017 and December 31, 2016.

Note 5. Goodwill and Other Intangible Assets
The Corporation has covenants not to compete, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2017 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2016	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2017	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2017			At December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$409	$301	$710	$205	$505
Core deposit intangibles	6,788	1,593	5,195	6,788	1,004	5,784
Customer related intangibles	12,381	9,190	3,191	12,381	8,504	3,877
Servicing rights	15,099	8,551	6,548	14,369	7,884	6,485
Total amortized intangible assets	$34,978	$19,743	$15,235	$34,248	$17,597	$16,651
The estimated aggregate amortization expense for covenants not to compete and core deposit and customer related intangibles for the remainder of 2017 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2017		$1,350
2018		2,114
2019		1,565
2020		1,200
2021		924
Thereafter		1,534
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $9.6 million and $9.5 million at June 30, 2017 and December 31, 2016, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at June 30, 2017 and December 31, 2016. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $17 thousand at June 30, 2017.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Beginning of period	$6,502	$5,839	$6,485	$5,877
Servicing rights capitalized	387	466	730	777
Amortization of servicing rights	(341)	(409)	(667)	(758)
Changes in valuation allowance	—	—	—	—
End of period	$6,548	$5,896	$6,548	$5,896
Residential mortgage and SBA loans serviced for others	$984,846	$889,639	$984,846	$889,639
There was no activity in the valuation allowance for the three and six months ended June 30, 2017 and June 30, 2016.
The estimated amortization expense of servicing rights for the remainder of 2017 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2017		$955
2018		833
2019		722
2020		624
2021		538
Thereafter		2,876
Note 6. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$124,500	1.24%	$91,300	0.74%
Federal funds purchased	85,000	1.31	80,000	0.81
Customer repurchase agreements	22,226	0.05	24,871	0.05

Long-term debt:
FHLB advances	$185,577	1.45%	$96,248	0.94%
Security repurchase agreements	31,033	1.26	31,274	0.91

Subordinated notes	$94,209	5.35%	$94,087	5.36%
The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.3 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At June 30, 2017 and December 31, 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $104.9 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.

The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $367.0 million and $302.0 million at June 30, 2017 and December 31, 2016, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia which was collateralized by investment securities totaling $55.5 million and $55.7 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Corporation had no outstanding borrowings from this line.
The Corporation has a $10.0 million line of credit with a correspondent bank. At June 30, 2017, the Corporation had no outstanding borrowings under this line.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2017	Weighted Average Rate
Remainder of 2017	$60,509	0.86%
2018	10,068	0.69
2019	10,000	1.35
2020	40,000	1.70
2021	55,000	1.94
Thereafter	10,000	2.09
Total	$185,577	1.45%
FHLB borrowings totaling $50.5 million that mature in the fourth quarter of 2017 have a "Call Date"; if the borrowing is called, the Corporation has the option to either pay off the borrowing without penalty or the fixed rate borrowing resets to a variable three-month LIBOR based rate. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities may differ from actual maturities.
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of June 30, 2017	Weighted Average Rate
Remainder of 2017	$—	—%
2018	10,298	0.97
2019	10,342	1.40
2020	10,393	1.41
2021	—	—
Thereafter	—	—
Total	$31,033	1.26%
Long-term debt under security repurchase agreements totaling $25.8 million are variable based on the one-month LIBOR rate plus a spread; one borrowing for $5.2 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
On April 25, 2017, Kroll Bond Rating Agency ("KBRA") reaffirmed its credit ratings for the Corporation and the Bank with a stable outlook. Specifically, KBRA reaffirmed the Corporation's senior unsecured debt rating of BBB+, subordinated debt rating of BBB and short-term rating of K2. With regard to the Bank, KBRA reaffirmed the Bank's deposit rating of A-, short-term debt rating of K2 and short-term deposit rating of K2 while also assigning the Bank a senior unsecured debt rating of A-. Additionally, on April 25, 2017, KBRA initiated the Bank's subordinated debt rating of BBB+.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$124	$170	$12	$11
Interest cost	487	519	30	33
Expected return on plan assets	(748)	(753)	—	—
Amortization of net actuarial loss	289	322	10	7
Accretion of prior service cost	(71)	(70)	—	—
Net periodic benefit cost	$81	$188	$52	$51

	Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$275	$341	$24	$23
Interest cost	952	1,037	59	66
Expected return on plan assets	(1,501)	(1,507)	—	—
Amortization of net actuarial loss	577	645	21	13
Accretion of prior service cost	(141)	(141)	—	—
Net periodic benefit cost	$162	$375	$104	$102

The Corporation made a contribution of $2.0 million to its qualified retirement plan on July 24, 2017. The Corporation previously disclosed in its financial statements for the year ended December 31, 2016, that it expected to make contributions of $160 thousand to its non-qualified retirement plans and $121 thousand to its other postretirement benefit plans in 2017. During the six months ended June 30, 2017, the Corporation contributed $80 thousand to its non-qualified retirement plans and $58 thousand to its other postretirement plans. During the six months ended June 30, 2017, $1.3 million was paid to participants from the retirement plans and $58 thousand was paid to participants from the other postretirement plans.
Note 8. Stock-Based Incentive Plan

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

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2017:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2017
Outstanding at December 31, 2016	504,908	$19.06
Granted	191,297	28.15
Expired	(73,000)	22.70
Forfeited	(6,500)	23.34
Exercised	(73,870)	17.97
Outstanding at June 30, 2017	542,835	21.84	7.8	$4,403
Exercisable at June 30, 2017	177,025	17.87	5.9	2,138
The following is a summary of nonvested stock options at June 30, 2017 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2016	308,940	$6.15
Granted	191,297	6.72
Vested	(127,927)	6.08
Forfeited	(6,500)	6.47
Nonvested stock options at June 30, 2017	365,810	6.46

The following aggregated assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
	Actual	Range			Weighted Average
Expected option life in years	6.9	7.9	-	8.2	7.9
Risk free interest rate	2.30%	1.81%	-	1.89%	1.89%
Expected dividend yield	2.84%	4.07%	-	4.19%	4.07%
Expected volatility	29.75%	46.13%	-	46.22%	46.13%
Fair value of options	$6.72	$5.98	-	$6.27	$6.26

The following is a summary of nonvested restricted stock awards at June 30, 2017 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2016	285,158	$19.74
Granted	61,823	28.08
Vested	(48,289)	18.38
Forfeited	(14,000)	19.37
Nonvested share awards at June 30, 2017	284,692	21.80

The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

	Six months ended June 30,
(Dollars in thousands, except per share data)	2017	2016
Shares granted	61,823	58,580
Weighted average grant date fair value	$28.08	$19.68
Intrinsic value of awards vested	$1,367	$971
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at June 30, 2017 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$1,807	2.1
Restricted stock awards	3,612	1.7
	$5,419	1.9
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2017	2016
Stock-based compensation expense:
Stock options	$454	$338
Restricted stock awards	1,254	606
Employee stock purchase plan	32	33
Total	$1,740	$977
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$828	$270
Note 9. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)
Net Change	1,961	14	297	2,272
Balance, June 30, 2017	$(3,027)	$(127)	$(14,028)	$(17,182)
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)
Net Change	2,499	(497)	336	2,338
Balance, June 30, 2016	$1,907	$(782)	$(15,495)	$(14,370)

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
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap. At June 30, 2017, approximately $138 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2017. At June 30, 2017, the notional amount of the interest rate swap was $18.2 million, with a negative fair value of $195 thousand.
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
The Corporation has an interest rate swap with a current notional amount of $574 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At June 30, 2017, the Corporation has fourteen variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $66.6 million, and remaining maturities ranging from one to 10 years. At June 30, 2017, the fair value of the swaps to the customers was a liability of $157 thousand and all swaps were in paying positions to the third-party financial institution.
At June 30, 2017, there were no foreign currency swap transactions between the third-party institution and loan customers.
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

Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2017 and December 31, 2016. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2017
Interest rate swap - cash flow hedge	$18,204		$—	Other liabilities	$195
Interest rate swap - fair value hedge	1,408		—	Other liabilities	31
Total	$19,612		$—		$226
At December 31, 2016
Interest rate swap - cash flow hedge	$18,566		$—	Other liabilities	$217
Interest rate swap - fair value hedge	1,427		—	Other liabilities	37
Total	$19,993		$—		$254
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2017 and December 31, 2016:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2017
Interest rate swap	$574		$—	Other liabilities	$52
Credit derivatives	66,599		—	Other liabilities	157
Interest rate locks with customers	42,955	Other assets	1,363		—
Forward loan sale commitments	45,168	Other assets	164		—
Total	$155,296		$1,527		$209
At December 31, 2016
Interest rate swap	$622		$—	Other liabilities	$65
Credit derivatives	27,919		—	Other liabilities	9
Interest rate locks with customers	36,541	Other assets	801		—
Forward loan sale commitments	42,366	Other assets	257		—
Total	$107,448		$1,058		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2017	2016	2017	2016
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$36	$80	$107	$161
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	2	—	5	—
Net loss		$(34)	$(80)	$(102)	$(161)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2017	2016	2017	2016
Credit derivatives	Other noninterest income	$53	$—	$124	$—
Interest rate locks with customers	Net gain on mortgage banking activities	155	711	562	1,343
Forward loan sale commitments	Net loss on mortgage banking activities	162	(267)	(92)	(408)
Total		$370	$444	$594	$935

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2017	At December 31, 2016
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(127)	$(141)
Total		$(127)	$(141)

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2017.
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
Two commercial loans, associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $84 thousand at June 30, 2017.

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
For the Sterner Insurance Associates acquisition, the conclusion for the earn-out period ending June 30, 2017 resulted in a reversal of a prior noninterest expense accrual of $303 thousand during the second quarter of 2017.

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, classified using the fair value hierarchy:

	At June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$27,147	$—	$27,147
State and political subdivisions	—	81,778	—	81,778
Residential mortgage-backed securities	—	182,961	—	182,961
Collateralized mortgage obligations	—	4,061	—	4,061
Corporate bonds	—	84,746	28,387	113,133
Money market mutual funds	15,532	—	—	15,532
Equity securities	978	—	—	978
Total available-for-sale securities	16,510	380,693	28,387	425,590
Loans*	—	—	2,058	2,058
Interest rate locks with customers*	—	1,363	—	1,363
Forward loan sale commitments*	—	164	—	164
Total assets	$16,510	$382,220	$30,445	$429,175
Liabilities:
Contingent consideration liability	$—	$—	$407	$407
Interest rate swaps*	—	278	—	278
Credit derivatives*	—	—	157	157
Total liabilities	$—	$278	$564	$842

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$32,266	$—	$32,266
State and political subdivisions	—	88,350	—	88,350
Residential mortgage-backed securities	—	198,570	—	198,570
Collateralized mortgage obligations	—	4,554	—	4,554
Corporate bonds	—	79,420	28,778	108,198
Money market mutual funds	10,784	—	—	10,784
Equity securities	915	—	—	915
Total available-for-sale securities	11,699	403,160	28,778	443,637
Loans*	—	—	2,138	2,138
Interest rate locks with customers*	—	801	—	801
Forward loan sale commitments*	—	257	—	257
Total assets	$11,699	$404,218	$30,916	$446,833
Liabilities:
Contingent consideration liability	$—	$—	$5,999	$5,999
Interest rate swaps*	—	319	—	319
Credit derivatives*	—	—	9	9
Total liabilities	$—	$319	$6,008	$6,327
* Such financial instruments are recorded at fair value as further described in Note 10 - Derivative Instruments.

The following table includes a rollfoward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at June 30, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(391)	$28,387
Loans	2,138	—	—	(67)	—	(13)	2,058
Credit derivatives	(9)	(272)	—	—	—	124	(157)
Net total	$30,907	$(272)	$—	$(67)	$—	$(280)	$30,288
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2017
Sterner Insurance Associates	$331	$—	$—	$(303)	$28
Girard Partners	5,668	—	5,317	28	379
Total contingent consideration liability	$5,999	$—	$5,317	$(275)	$407

	Six Months Ended June 30, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2016
Sterner Insurance Associates	$1,144	$—	$—	$490	$1,634
Girard Partners	4,241	$—	$900	$238	3,579
John T. Fretz Insurance Agency	192	—	260	68	—
Total contingent consideration liability	$5,577	$—	$1,160	$796	$5,213

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

	At June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$36,561	$36,561
Impaired leases held for investment	—	—	4,135	4,135
Other real estate owned	—	—	2,202	2,202
Total	$—	$—	$42,898	$42,898

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$43,680	$43,680
Other real estate owned	—	—	4,969	4,969
Total	$—	$—	$48,649	$48,649

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2017 and December 31, 2016. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$61,057	$—	$—	$61,057	$61,057
Held-to-maturity securities	—	43,737	—	43,737	43,717
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	31,506
Loans held for sale	—	2,315	—	2,315	2,259
Net loans and leases held for investment	—	—	3,469,648	3,469,648	3,446,506
Servicing rights	—	—	9,666	9,666	6,548
Total assets	$61,057	$46,052	$3,479,314	$3,586,423	$3,591,593
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,801,242	$—	$—	$2,801,242	$2,801,242
Time deposits	—	546,457	—	546,457	546,838
Total deposits	2,801,242	546,457	—	3,347,699	3,348,080
Short-term borrowings	—	231,726	—	231,726	231,726
Long-term debt	—	217,376	—	217,376	216,610
Subordinated notes	—	96,900	—	96,900	94,209
Total liabilities	$2,801,242	$1,092,459	$—	$3,893,701	$3,890,625
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,317)	$—	$(2,317)	$—

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$57,825	$—	$—	$57,825	$57,825
Held-to-maturity securities	—	24,871	—	24,871	24,881
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	24,869
Loans held for sale	—	5,943	—	5,943	5,890
Net loans and leases held for investment	—	—	3,193,886	3,193,886	3,222,569
Servicing rights	—	—	9,548	9,548	6,485
Total assets	$57,825	$30,814	$3,203,434	$3,292,073	$3,342,519
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,631,378	$—	$—	$2,631,378	$2,631,378
Time deposits	—	628,096	—	628,096	626,189
Total deposits	2,631,378	628,096	—	3,259,474	3,257,567
Short-term borrowings	—	195,572	—	195,572	196,171
Long-term debt	—	130,157	—	130,157	127,522
Subordinated notes	—	95,188	—	95,188	94,087
Total liabilities	$2,631,378	$1,049,013	$—	$3,680,391	$3,675,347
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,218)	$—	$(2,218)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at June 30, 2017 and December 31, 2016.
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
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2017, impaired loans held for investment had a carrying amount of $36.7 million with a valuation allowance of $131 thousand. At December 31, 2016, impaired loans held for investment had a carrying amount of $43.9 million with a valuation allowance of $235 thousand. The Corporation had impaired leases of $5.0 million with related reserves of $886 thousand at June 30, 2017. The Corporation had no impaired leases at December 31, 2016.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on SBA loans. At June 30, 2017 and December 31, 2016, servicing rights had a carrying amount of $6.5 million with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2017, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported as the lower of the original cost and the current the fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. During 2017, two properties had write-downs totaling $199 thousand which were included in other noninterest income in the statement of income. New appraisals are generally obtained on an annual basis. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 12. Segment Reporting
At June 30, 2017, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2017	At December 31, 2016	At June 30, 2016
Banking	$4,366,362	$4,137,873	$2,925,285
Wealth Management	32,806	35,061	31,392
Insurance	25,241	24,472	25,309
Other	29,118	33,122	125,631
Consolidated assets	$4,453,527	$4,230,528	$3,107,617

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$40,022	$1	$—	$7	$40,030
Interest expense	4,730	—	—	—	4,730
Net interest income	35,292	1	—	7	35,300
Provision for loan and lease losses	2,766	—	—	—	2,766
Noninterest income	6,790	5,399	3,746	74	16,009
Intangible expenses	398	168	(120)	—	446
Other noninterest expense	22,949	3,462	2,846	2,845	32,102
Intersegment (revenue) expense*	(491)	195	296	—	—
Income (expense) before income taxes	16,460	1,575	724	(2,764)	15,995
Income tax expense (benefit)	4,279	627	305	(994)	4,217
Net income (loss)	$12,181	$948	$419	$(1,770)	$11,778
Capital expenditures	$2,019	$11	$192	$34	$2,256

	Three Months Ended
	June 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$26,104	$1	$—	$7	$26,112
Interest expense	2,163	—	—	288	2,451
Net interest income	23,941	1	—	(281)	23,661
Provision for loan and lease losses	830	—	—	—	830
Noninterest income	5,492	4,812	3,620	77	14,001
Intangible expenses	61	304	626	—	991
Acquisition-related and integration costs	38	—	—	1,147	1,185
Other noninterest expense	19,700	3,247	2,937	1,486	27,370
Intersegment (revenue) expense*	(479)	211	268	—	—
Income (expense) before income taxes	9,283	1,051	(211)	(2,837)	7,286
Income tax expense (benefit)	2,291	395	(81)	(559)	2,046
Net income (loss)	$6,992	$656	$(130)	$(2,278)	$5,240
Capital expenditures	$1,481	$9	$11	$515	$2,016

	Six Months Ended
	June 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$78,414	$2	$—	$10	$78,426
Interest expense	8,843	—	—	—	8,843
Net interest income	69,571	2	—	10	69,583
Provision for loan and lease losses	5,211	—	—	—	5,211
Noninterest income	11,952	10,537	8,293	197	30,979
Intangible expenses	794	338	73	—	1,205
Other noninterest expense	46,694	6,932	5,915	3,832	63,373
Intersegment (revenue) expense*	(1,058)	432	626	—	—
Income (expense) before income taxes	29,882	2,837	1,679	(3,625)	30,773
Income tax expense (benefit)	7,920	1,127	709	(1,617)	8,139
Net income (loss)	$21,962	$1,710	$970	$(2,008)	$22,634
Capital expenditures	$6,339	$22	$199	$84	$6,644

	Six Months Ended
	June 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$51,829	$3	$—	$14	$51,846
Interest expense	4,374	—	—	288	4,662
Net interest income	47,455	3	—	(274)	47,184
Provision for loan and lease losses	1,156	—	—	—	1,156
Noninterest income	10,040	9,384	8,340	68	27,832
Intangible expenses	124	607	1,026	—	1,757
Acquisition-related and integration costs and restructuring charges	48	—	—	1,357	1,405
Other noninterest expense	38,436	6,305	6,056	2,526	53,323
Intersegment (revenue) expense*	(990)	430	560	—	—
Income (expense) before income taxes	18,721	2,045	698	(4,089)	17,375
Income tax expense (benefit)	4,648	778	296	(876)	4,846
Net income (loss)	$14,073	$1,267	$402	$(3,213)	$12,529
Capital expenditures	$3,320	$24	$21	$829	$4,194
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 13. Restructuring Charges
During 2015 and 2016, the Corporation exited five financial centers, a lease for a new financial center and two administrative offices, and reduced staff due to rationalization; resulting in accrued expenses totaling $3.4 million, primarily related to the Banking business segment.
A roll-forward of the remaining accrued restructuring expense for the six months ended June 30, 2017 is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2017	$901	$228	$81	$1,210
Payments	(713)	—	(44)	(757)
Accrued at June 30, 2017	$188	$228	$37	$453

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
As discussed in Note 4, during the first quarter of 2017, certain lessees stopped making payments and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital, Inc. and certain other defendants on March 28, 2017 by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. Univest Capital, Inc. has not been served with the complaint, and the plaintiff has been directed to file an amended complaint on or before August 7, 2017. As of the filing date, the outcome of the matter is neither probable nor estimable.

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
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 under the section entitled "Item 1A -- Risk Factors," and from time to time in other filings made by the Corporation with the SEC.
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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net income	$11,778	$5,240	$6,538	124.8%	$22,634	$12,529	$10,105	80.7%
Net income per share:
Basic	$0.44	$0.27	$0.17	63.0	$0.85	$0.64	$0.21	32.8
Diluted	0.44	0.27	0.17	63.0	0.85	0.64	0.21	32.8
Return on average assets	1.09%	0.74%	35 BP	47.3	1.07%	0.89%	18 BP	20.2
Return on average equity	9.13	5.72	341 BP	59.6	8.89%	6.88%	201 BP	29.2

The Corporation reported net income of $11.8 million, or $0.44 diluted earnings per share, for the three months ended June 30, 2017, compared to net income of $5.2 million, or $0.27 diluted earnings per share, for the three months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $22.6 million, or $0.85 diluted earnings per share, compared to $12.5 million, or $0.64 diluted earnings per share, for the comparable period in the prior year. The financial results for the three and six months ended June 30, 2017 included a tax-free bank owned life insurance (BOLI) death benefit claim of $889 thousand, which represents $0.03 per diluted earnings per share in each period. The financial results for the three and six months ended June 30, 2016 included acquisition and integration costs related to the acquisition of Fox Chase Bancorp (Fox Chase) of $1.2 million and $1.4 million, or $0.06 and $0.07 of diluted earnings per share net of tax, respectively. There were no acquisition and integration costs during the six months ended June 30, 2017.
.

Results of Operations
On July 1, 2016, the Corporation acquired Fox Chase. The comparative results of operations for the three and six months ended June 30, 2017 include the impact of this acquisition.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2017 and 2016. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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
Three and six months ended June 30, 2017 versus 2016
Net interest income on a tax-equivalent basis for the three months ended June 30, 2017 was $36.7 million, an increase of $11.7 million, or 46.9%, compared to the same period in 2016. Net interest income on a tax-equivalent basis for the six months ended June 30, 2017 was $72.4 million, an increase of $22.6 million, or 45.3%, compared to the same period in 2016. The net interest margin on a tax-equivalent basis for the second quarter of 2017 was 3.76%, compared to 3.93% for the second quarter of 2016. The increase in net interest income and decrease in net interest margin (tax-equivalent) was mainly due to the impact of the acquisition of Fox Chase, which occurred on July 1, 2016. The favorable impact of acquisition accounting adjustments was eight basis points for the three and six months ended June 30, 2017 ($742 thousand and $1.5 million, respectively) compared to three basis points for the three and six months ended June, 30, 2016 ($203 thousand and $303 thousand, respectively).

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$17,951	$39	0.87%	$7,654	$9	0.47%
U.S. government obligations	33,453	113	1.35	57,776	176	1.23
Obligations of states and political subdivisions	83,356	886	4.26	101,241	1,092	4.34
Other debt and equity securities	351,792	1,720	1.96	143,475	1,012	2.84
Federal funds sold and other earning assets	29,860	396	5.32	11,018	120	4.38
Total interest-earning deposits, investments, federal funds sold and other earning assets	516,412	3,154	2.45	321,164	2,409	3.02
Commercial, financial and agricultural loans	761,544	8,172	4.30	436,189	4,132	3.81
Real estate—commercial and construction loans	1,501,258	16,629	4.44	898,494	10,106	4.52
Real estate—residential loans	750,149	8,479	4.53	557,733	6,141	4.43
Loans to individuals	27,850	406	5.85	30,301	408	5.42
Municipal loans and leases	283,129	3,185	4.51	241,507	2,723	4.53
Lease financings	77,395	1,416	7.34	75,450	1,524	8.12
Gross loans and leases	3,401,325	38,287	4.51	2,239,674	25,034	4.50
Total interest-earning assets	3,917,737	41,441	4.24	2,560,838	27,443	4.31
Cash and due from banks	43,804			32,647
Reserve for loan and lease losses	(20,474)			(16,789)
Premises and equipment, net	65,690			43,990
Other assets	326,932			233,875
Total assets	$4,333,689			$2,854,561
Liabilities:
Interest-bearing checking deposits	$445,830	118	0.11	$351,011	75	0.09
Money market savings	560,350	694	0.50	337,250	322	0.38
Regular savings	835,495	446	0.21	644,199	199	0.12
Time deposits	547,115	1,203	0.88	374,936	862	0.92
Total time and interest-bearing deposits	2,388,790	2,461	0.41	1,707,396	1,458	0.34
Short-term borrowings	139,146	325	0.94	53,874	320	2.39
Long-term debt	200,207	683	1.37	—	—	—
Subordinated notes	94,176	1,261	5.37	49,431	673	5.48
Total borrowings	433,529	2,269	2.10	103,305	993	3.87
Total interest-bearing liabilities	2,822,319	4,730	0.67	1,810,701	2,451	0.54
Noninterest-bearing deposits	957,619			633,563
Accrued expenses and other liabilities	36,054			41,831
Total liabilities	3,815,992			2,486,095
Shareholders’ Equity:
Common stock	144,559			110,271
Additional paid-in capital	230,683			121,070
Retained earnings and other equity	142,455			137,125
Total shareholders’ equity	517,697			368,466
Total liabilities and shareholders’ equity	$4,333,689			$2,854,561
Net interest income		$36,711			$24,992
Net interest spread			3.57			3.77
Effect of net interest-free funding sources			0.19			0.16
Net interest margin			3.76%			3.93%
Ratio of average interest-earning assets to average interest-bearing liabilities	138.81%			141.43%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended June 30, 2017 and 2016 have been calculated using the
Corporation’s federal applicable rate of 35%.

	Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$13,297	$55	0.83%	$13,637	$37	0.55%
U.S. government obligations	33,744	219	1.31	70,132	426	1.22
Obligations of states and political subdivisions	84,598	1,808	4.31	101,151	2,221	4.42
Other debt and equity securities	351,104	3,302	1.90	151,072	2,036	2.71
Federal funds sold and other earning assets	27,896	754	5.45	12,919	252	3.92
Total interest-earning deposits, investments, federal funds sold and other earning assets	510,639	6,138	2.42	348,911	4,972	2.87
Commercial, financial and agricultural loans	741,409	16,013	4.36	424,094	8,146	3.86
Real estate—commercial and construction loans	1,480,757	32,369	4.41	892,806	20,025	4.51
Real estate—residential loans	744,213	16,715	4.53	549,855	12,117	4.43
Loans to individuals	28,707	806	5.66	29,889	807	5.43
Municipal loans and leases	281,264	6,305	4.52	236,503	5,348	4.55
Lease financings	78,011	2,899	7.49	75,235	3,066	8.20
Gross loans and leases	3,354,361	75,107	4.52	2,208,382	49,509	4.51
Total interest-earning assets	3,865,000	81,245	4.24	2,557,293	54,481	4.28
Cash and due from banks	42,878			32,156
Reserve for loan and lease losses	(19,344)			(17,280)
Premises and equipment, net	65,102			43,431
Other assets	328,707			228,677
Total assets	$4,282,343			$2,844,277
Liabilities:
Interest-bearing checking deposits	$436,155	223	0.10	$376,586	159	0.08
Money market savings	546,083	1,257	0.46	349,519	662	0.38
Regular savings	821,725	795	0.20	635,546	373	0.12
Time deposits	569,341	2,377	0.84	396,741	1,797	0.91
Total time and interest-bearing deposits	2,373,304	4,652	0.40	1,758,392	2,991	0.34
Short-term borrowings	144,620	587	0.82	40,631	323	1.60
Long-term debt	174,263	1,082	1.25	—	—	—
Subordinated notes	94,146	2,522	5.40	49,412	1,348	5.49
Total borrowings	413,029	4,191	2.05	90,043	1,671	3.73
Total interest-bearing liabilities	2,786,333	8,843	0.64	1,848,435	4,662	0.51
Noninterest-bearing deposits	945,198			587,995
Accrued expenses and other liabilities	37,413			41,567
Total liabilities	3,768,944			2,477,997
Shareholders’ Equity:
Common stock	144,559			110,271
Additional paid-in capital	230,395			120,947
Retained earnings and other equity	138,445			135,062
Total shareholders’ equity	513,399			366,280
Total liabilities and shareholders’ equity	$4,282,343			$2,844,277
Net interest income		$72,402			$49,819
Net interest spread			3.60			3.77
Effect of net interest-free funding sources			0.18			0.15
Net interest margin			3.78%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	138.71%			138.35%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the six months ended June 30, 2017 and 2016 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2017 Versus 2016			June 30, 2017 Versus 2016
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$18	$12	$30	$(1)	$19	$18
U.S. government obligations	(79)	16	(63)	(236)	29	(207)
Obligations of states and political subdivisions	(187)	(19)	(206)	(359)	(54)	(413)
Other debt and equity securities	1,102	(394)	708	2,024	(758)	1,266
Federal funds sold and other earning assets	245	31	276	376	126	502
Interest on deposits, investments, federal funds sold and other earning assets	1,099	(354)	745	1,804	(638)	1,166
Commercial, financial and agricultural loans	3,448	592	4,040	6,704	1,163	7,867
Real estate—commercial and construction loans	6,704	(181)	6,523	12,800	(456)	12,344
Real estate—residential loans	2,194	144	2,338	4,322	276	4,598
Loans to individuals	(34)	32	(2)	(33)	32	(1)
Municipal loans and leases	474	(12)	462	993	(36)	957
Lease financings	39	(147)	(108)	109	(276)	(167)
Interest and fees on loans and leases	12,825	428	13,253	24,895	703	25,598
Total interest income	13,924	74	13,998	26,699	65	26,764
Interest expense:
Interest-bearing checking deposits	24	19	43	25	39	64
Money market savings	252	120	372	433	162	595
Regular savings	70	177	247	129	293	422
Time deposits	379	(38)	341	727	(147)	580
Interest on time and interest-bearing deposits	725	278	1,003	1,314	347	1,661
Short-term borrowings	284	(279)	5	487	(223)	264
Long-term debt	683	—	683	1,082	—	1,082
Subordinated notes	602	(14)	588	1,196	(22)	1,174
Interest on borrowings	1,569	(293)	1,276	2,765	(245)	2,520
Total interest expense	2,294	(15)	2,279	4,079	102	4,181
Net interest income	$11,630	$89	$11,719	$22,620	$(37)	$22,583

Interest Income
Three and six months ended June 30, 2017 versus 2016
Interest income on a tax-equivalent basis for the three months ended June 30, 2017 was $41.4 million, an increase of $14.0 million from the same period in 2016. Interest income on a tax-equivalent basis for the six months ended June 30, 2017 was $81.2 million, an increase of $26.8 million from the same period in 2016. The increase was mainly due to the impact of the Fox Chase acquisition and organic loan growth in commercial real estate, commercial business and residential real estate loans. The favorable impact of acquisition accounting fair value adjustments on interest-earnings assets was two basis points ($162 thousand) for the three months ended June 30, 2017 compared to a favorable impact of three basis points ($154 thousand) for the same period in the prior year. The favorable impact of acquisition accounting fair value adjustments on interest-earnings assets was two basis points ($314 thousand) for the six months ended June 30, 2017 compared to a favorable impact of two basis points ($189 thousand) for the same period in the prior year.
Interest Expense
Three and six months ended June 30, 2017 versus 2016
Interest expense for the three months ended June 30, 2017 was $4.7 million, an increase of $2.3 million from the same period in 2016. Interest expense for the six months ended June 30, 2017 was $8.8 million, an increase of $4.2 million from the same period in 2016. The increase was mainly due to the impact of the Fox Chase acquisition and increased borrowings. The favorable impact of acquisition accounting fair value adjustments on interest-bearing liabilities was eight basis points ($580 thousand) for the three months ended June 30, 2017 compared to a favorable impact of one basis point ($49 thousand) for the same period in the prior year. The favorable impact of acquisition accounting fair value adjustments on interest-bearing liabilities was nine basis points ($1.2 million) for the six months ended June 30, 2017 compared to a favorable impact of one basis point ($114 thousand) for the same period in the prior year.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three months ended June 30, 2017 was $2.8 million compared to $830 thousand for the same period in 2016. The provision for loan and lease losses for the six months ended June 30, 2017 was $5.2 million compared to $1.2 million for the same period in 2016. The increase in the provision for loan losses was primarily due to an increase in originated loans in the amount of $467.2 million during the six months ended June 30, 2017, net charge-offs of $1.8 million and a $844 thousand reserve for impaired leases.
Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Trust fee income	$2,016	$1,997	$19	1.0%	$3,923	$3,862	$61	1.6%
Service charges on deposit accounts	1,313	1,056	257	24.3	2,556	2,054	502	24.4
Investment advisory commission and fee income	3,333	2,776	557	20.1	6,514	5,447	1,067	19.6
Insurance commission and fee income	3,628	3,503	125	3.6	8,038	8,061	(23)	(0.3)
Other service fee income	2,245	1,931	314	16.3	4,232	3,762	470	12.5
Bank owned life insurance income	1,622	535	1,087	N/M	2,405	1,005	1,400	N/M
Net gain on sales of investment securities	21	413	(392)	(94.9)	36	457	(421)	(92.1)
Net gain on mortgage banking activities	1,537	1,711	(174)	(10.2)	2,650	2,929	(279)	(9.5)
Other income	294	79	215	N/M	625	255	370	N/M
Total noninterest income	$16,009	$14,001	$2,008	14.3%	$30,979	$27,832	$3,147	11.3%

Three and six months ended June 30, 2017 versus 2016

Noninterest income for the three months ended June 30, 2017 was $16.0 million, an increase of $2.0 million, or 14.3%, from the same period in the prior year. Noninterest income for the six months ended June 30, 2017 was $31.0 million, an increase of $3.1 million, or 11.3%, from the same period in the prior year. Service charges on deposits increased $257 thousand, or 24.3%, for the three months and $502 thousand, or 24.4%, for the six months ended June 30, 2017, mostly due to fees on deposit accounts acquired from Fox Chase. Investment advisory commission and fee income increased $557 thousand, or 20.1%, for the three months and $1.1 million, or 19.6%, for the six months ended June 30, 2017 primarily due to a combination of increased new customer relationships and favorable market performance during 2016 and the first half of 2017. Other service fee income increased $314 thousand, or 16.3%, for the three months and $470 thousand, or 12.5%, for the six months primarily due to interchange fee income, partially related to Fox Chase customers. BOLI income increased $1.1 million for the three months and $1.4 million for the six months ended June 30, 2017, primarily due to proceeds from bank owned life insurance death benefits of $889 thousand recognized in the second quarter of 2017 and policies acquired from Fox Chase. Other income included net gains on sales of other real estate owned of $121 thousand for the three months and $235 thousand for the six months ended June 30, 2017. These increases were partially offset by a decrease in the net gain on sale of securities of $392 thousand for the three months and $421 thousand for the six months ended June 30, 2017. In addition, the net gain on mortgage banking decreased $174 thousand, or 10.2%, for the three months and $279 thousand, or 9.5%, for the six months ended June 30, 2017 primarily due to a decrease in mortgage volume.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and benefits	$16,353	$14,080	$2,273	16.1%	$33,010	$28,262	$4,748	16.8%
Commissions	2,374	2,363	11	0.5	4,424	4,258	166	3.9
Net occupancy	2,684	2,096	588	28.1	5,349	4,196	1,153	27.5
Equipment	1,031	750	281	37.5	2,024	1,526	498	32.6
Data processing	2,081	1,530	551	36.0	4,139	2,811	1,328	47.2
Professional fees	1,248	947	301	31.8	2,487	1,967	520	26.4
Marketing and advertising	475	513	(38)	(7.4)	854	1,051	(197)	(18.7)
Deposit insurance premiums	451	418	33	7.9	853	865	(12)	(1.4)
Intangible expenses	446	991	(545)	(55.0)	1,205	1,757	(552)	(31.4)
Acquisition-related costs	—	1,158	(1,158)	N/M	—	1,372	(1,372)	N/M
Integration costs	—	27	(27)	N/M	—	33	(33)	N/M
Other expense	5,405	4,673	732	15.7	10,233	8,387	1,846	22.0
Total noninterest expense	$32,548	$29,546	$3,002	10.2%	$64,578	$56,485	$8,093	14.3%

Three and six months ended June 30, 2017 versus 2016

Noninterest expense for the three months ended June 30, 2017 was $32.5 million, an increase of $3.0 million, or 10.2%, from the same period in the prior year. Noninterest expense for the six months ended June 30, 2017 was $64.6 million, an increase of $8.1 million, or 14.3%, from the same period in the prior year. Salaries and benefit expense increased $2.3 million for the three months and $4.7 million for the six months ended June 30, 2017, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Premises and equipment expenses increased $869 thousand for the three months and $1.7 million for the six months ended June 30, 2017, primarily due to higher premises expense related to Fox Chase locations and expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $551 thousand for the three months and $1.3 million for the six months ended June 30, 2017 due to increased investments in computer software and our outsourced data processing solution as well as the addition of Fox Chase processing expense. Other expense increased $732 thousand for the three months and $1.8 million for the six months ended June 30, 2017 primarily due to inclusion of Fox Chase related expenses and an increase of $289 thousand for the three months and $705 thousand for the six months ended June 30, 2017 related to Bank shares tax as a result of a statutory rate increase in 2017 and the Corporation's growth primarily due to the Fox Chase acquisition. These increases were partially offset by acquisition and integration costs during 2016 related to the Fox Chase acquisition totaling $1.2 million for the three months and $1.4 million for the six months ended June 30, 2016. There were no acquisition or integration costs during the three or six months ended June 30, 2017. In addition, intangible expense decreased $545 thousand for the three months and $552 thousand for the six months ended June 30, 2017 as a result of the settlement of the Girard Partners Inc. acquisition earn-out in the fourth quarter of 2016 and the conclusion of the earn-out period for the Sterner Insurance Associates acquisition, which resulted in a reversal of a prior accrual of $303 thousand during the second quarter of 2017.
Tax Provision
The provision for income taxes for the three months ended June 30, 2017 and 2016 was $4.2 million and $2.0 million, at effective rates of 26.4% and 28.1%, respectively. The provision for income taxes for the six months ended June 30, 2017 and 2016 was $8.1 million and $4.8 million at effective rates of 26.4% and 27.9%, respectively. During the three months ended June 30, 2017, the Corporation recognized a BOLI death benefit of $889 thousand and a $90 thousand discrete tax benefit related to the vesting of restricted stock and exercise of stock options, which provided a tax deduction greater than previously recorded. This change was in accordance with ASU No. 2016-09, which was implemented by the Corporation in the fourth quarter of 2016 and requires the tax impact of such equity-based compensation activities to be recorded as an adjustment to the income tax provision in the period incurred, rather than an adjustment to equity. During the six months ended June 30, 2017, the Corporation recognized the previously discussed BOLI death benefit of $889 thousand and a $378 thousand discrete tax benefit related to the vesting of restricted stock and exercise of stock options. Excluding these two items, the effective income tax rate was 28.5% for the three and six months ended June 30, 2017, which reflects the Corporation's level of tax-exempt income relative to the overall level of taxable income. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance income.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At June 30, 2017	At December 31, 2016	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$61,057	$57,825	$3,232	5.6
Investment securities	469,307	468,518	789	0.2
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	31,506	24,869	6,637	26.7
Loans held for sale	2,259	5,890	(3,631)	(61.6)
Loans and leases held for investment	3,510,170	3,285,886	224,284	6.8
Reserve for loan and lease losses	(20,910)	(17,499)	(3,411)	(19.5)
Premises and equipment, net	65,581	63,638	1,943	3.1
Goodwill and other intangibles, net	187,794	189,210	(1,416)	(0.7)
Bank owned life insurance	99,437	99,948	(511)	(0.5)
Accrued interest receivable and other assets	47,326	52,243	(4,917)	(9.4)
Total assets	$4,453,527	$4,230,528	$222,999	5.3%
Investment Securities
Total investments at June 30, 2017 increased $789 thousand from December 31, 2016. Purchases of $54.7 million and increases in the fair value of available-for-sale investment securities of $3.0 million were partially offset by maturities and pay-downs of $44.8 million, calls of $7.4 million and sales of $3.0 million. The yield curve flattened during the first half of 2017, resulting in lower long-term rates and an increased fair value on the available-for-sale investment securities.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $16.7 million and $10.1 million at June 30, 2017 and December 31, 2016, respectively. FHLB stock increased $6.6 million mainly due to purchase requirements related to the increase in FHLB borrowings.

The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at June 30, 2017 and December 31, 2016.
Loans and Leases
Gross loans and leases held for investment grew $224.3 million, or 6.8%, from December 31, 2016. The growth in loans was primarily in commercial real estate, commercial business and residential real estate loans.
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
At June 30, 2017, the recorded investment in loans and leases held for investment that were considered to be impaired was $41.7 million. The related reserve for loan and lease losses was $1.0 million. At December 31, 2016, the recorded investment in loans and leases that were considered to be impaired was $43.9 million. The related reserve for loan and lease losses was $235 thousand. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
Other real estate owned was $2.2 million at June 30, 2017, compared to $5.0 million at December 31, 2016. During the six months ended June 30, 2017, four commercial real estate properties with a total carrying value of $1.7 million were sold for a gain of $203 thousand, six units of a condominium complex with a carrying value of $1.4 million were sold for a gain of $232 thousand and one commercial real estate property with a fair value of $653 thousand was transferred to other real estate owned.
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

The reserve for loan and lease losses consists of a reserve for impaired loans and leases and a general valuation allowance on the remainder of the originated portfolio. Although management determines the amount of each element of the reserve separately, the entire reserve for loan and lease losses is available for losses on the portfolio.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $381 thousand and $385 thousand at June 30, 2017 and December 31, 2016, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated. Non-performing loans and assets exclude acquired credit impaired loans for Fox Chase and Valley Green.

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$5,002	$5,746
Real estate—commercial	4,681	5,651
Real estate—construction	365	—
Real estate—residential	4,465	5,983
Lease financings	5,661	536
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	20,174	17,916
Accruing troubled debt restructured loans and lease modifications not included in the above	11,470	3,252
Accruing loans and leases 90 days or more past due:
Real estate—residential	306	652
Loans to individuals	130	142
Lease financings	136	193
Total accruing loans and leases, 90 days or more past due	572	987
Total non-performing loans and leases	32,216	22,155
Other real estate owned	2,202	4,969
Total nonperforming assets	$34,418	$27,124
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.57%	0.55%
Nonperforming loans and leases / loans and leases held for investment	0.92	0.67
Nonperforming assets / total assets	0.77	0.64

Allowance for loan and lease losses	$20,910	$17,499
Allowance for loan and lease losses / loans and leases held for investment	0.60	0.53
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.73	0.73
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	103.65	97.67
Allowance for loan and lease losses / nonperforming loans and leases held for investment	64.91	78.98
Acquired credit impaired loans	6,485	7,352

Nonperforming loans and leases and acquired credit impaired loans/loans and leases held for investment	1.10%	0.90%
Nonperforming assets and acquired credit impaired loans/ total assets	0.92	0.81
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,840	$1,753

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$20,174	$17,916
Nonaccrual loans and leases with partial charge-offs	4,562	5,000
Life-to-date partial charge-offs on nonaccrual loans and leases	2,760	2,857
Charge-off rate of nonaccrual loans and leases with partial charge-offs	37.7%	36.4%
Specific reserves on impaired loans	$131	$235
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $1.1 million and $884 thousand for the three months ended June 30, 2017 and 2016, respectively. The amortization of intangible assets was $2.1 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets" for a summary of intangible assets at June 30, 2017 and December 31, 2016. The Corporation also has goodwill with a net carrying value of $172.6 million at June 30, 2017 and December 31, 2016, which is deemed to be an indefinite intangible asset and is not amortized.
The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2017 and 2016. Since the last annual impairment analysis during 2016, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016	Change
			Amount	Percent
Deposits	$3,348,080	$3,257,567	$90,513	2.8%
Short-term borrowings	231,726	196,171	35,555	18.1
Long-term debt	216,610	127,522	89,088	69.6
Subordinated notes	94,209	94,087	122	0.1
Accrued interest payable and other liabilities	41,596	49,972	(8,376)	(16.8)
Total liabilities	$3,932,221	$3,725,319	$206,902	5.6%

Deposits
Total deposits increased $90.5 million, or 2.8%, from December 31, 2016, primarily due to growth in commercial customer relationships and the related deposits.
Borrowings
Total borrowings increased $124.8 million from December 31, 2016, primarily due to an increase in short-term borrowings of $35.6 million and long-term FHLB advances of $90.0 million. The Corporation increased its long-term advances as part of a balance sheet management strategy to take advantage of the flattening yield curve and obtain relatively low cost longer term fixed rate borrowings.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016	Change
			Amount	Percent
Common stock	$144,559	$144,559	$—	N/M
Additional paid-in capital	231,289	230,494	795	0.3
Retained earnings	206,498	194,516	11,982	6.2
Accumulated other comprehensive loss	(17,182)	(19,454)	2,272	11.7
Treasury stock	(43,858)	(44,906)	1,048	2.3
Total shareholders’ equity	$521,306	$505,209	$16,097	3.2%

The increase in shareholder's equity at June 30, 2017 of $16.1 million from December 31, 2016 was primarily related to an increase in retained earnings of $12.0 million. Retained earnings at June 30, 2017 were impacted by the six months of net income of $22.6 million partially offset by cash dividends declared of $10.7 million. Accumulated other comprehensive loss decreased by $2.3 million mainly attributable to increases in the fair value of available-for-sale investment securities. Treasury stock decreased by $1.0 million primarily due to the issuance of restricted stock.

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

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of June 30, 2017 and December 31, 2016 under BASEL III regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$479,159	12.15%	$315,575	8.00%	$394,469	10.00%
Bank	450,545	11.50	313,298	8.00	391,622	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	363,370	9.21	236,682	6.00	315,575	8.00
Bank	428,965	10.95	234,973	6.00	313,298	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	363,370	9.21	177,511	4.50	256,405	6.50
Bank	428,965	10.95	176,230	4.50	254,554	6.50
Tier 1 Capital (to Average Assets):
Corporation	363,370	8.74	166,343	4.00	207,929	5.00
Bank	428,965	10.39	165,166	4.00	206,457	5.00
At December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$462,198	12.44%	$297,284	8.00%	$371,604	10.00%
Bank	436,435	11.85	294,679	8.00	368,349	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	222,963	6.00	297,284	8.00
Bank	418,266	11.36	221,010	6.00	294,679	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	167,222	4.50	241,543	6.50
Bank	418,266	11.36	165,757	4.50	239,427	6.50
Tier 1 Capital (to Average Assets):
Corporation	349,942	8.84	158,410	4.00	198,013	5.00
Bank	418,266	10.64	157,254	4.00	196,567	5.00
At June 30, 2017 and December 31, 2016, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2017, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 1.250% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At June 30, 2017, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

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
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.3 billion. At June 30, 2017 and December 31, 2016, the carrying amount of overnight borrowings with the FHLB was $124.5 million and $91.3 million, respectively. At June 30, 2017 and December 31, 2016, the carrying amount of long-term borrowings with the FHLB was $185.6 million and $96.2 million, respectively. At June 30, 2017 and December 31, 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $104.9 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks totaling $367.0 million and $302.0 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Corporation had $85.0 million and $80.0 million, respectively, outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia which was collateralized by investment securities totaling $55.5 million and $55.7 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Corporation had no outstanding borrowings from this line.

The Corporation has a $10.0 million line of credit with a correspondent bank. At June 30, 2017, the Corporation had no outstanding borrowings under this line.
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
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As discussed in Notes 4 and 14 to the financial statements included in Part I, Item I of this Form 10-Q, a complaint has been filed in federal court in Texas against Univest Capital, Inc.

Item 1A.	Risk Factors
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2017	—	$—	—	1,080,246
May 1 – 31, 2017	—	—	—	1,080,246
June 1 – 30, 2017	—	—	—	1,080,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: August 4, 2017	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2017	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)