Form 10-Q
period 2017-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2017-11-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	26,684,355
(Title of Class)	(Number of shares outstanding at October 31, 2017)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2017	At December 31, 2016
ASSETS
Cash and due from banks	$47,876	$48,757
Interest-earning deposits with other banks	31,614	9,068
Investment securities held-to-maturity (fair value $45,633 and $24,871 at September 30, 2017 and December 31, 2016, respectively)	45,542	24,881
Investment securities available-for-sale	398,280	443,637
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	27,244	24,869
Loans held for sale	2,228	5,890
Loans and leases held for investment	3,487,164	3,285,886
Less: Reserve for loan and lease losses	(20,543)	(17,499)
Net loans and leases held for investment	3,466,621	3,268,387
Premises and equipment, net	64,586	63,638
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $20,786 and $17,597 at September 30, 2017 and December 31, 2016, respectively	14,567	16,651
Bank owned life insurance	100,158	99,948
Accrued interest receivable and other assets	46,088	52,243
Total assets	$4,417,363	$4,230,528
LIABILITIES
Noninterest-bearing deposits	$987,881	$918,337
Interest-bearing deposits:
Demand deposits	1,105,211	909,963
Savings deposits	854,338	803,078
Time deposits	571,160	626,189
Total deposits	3,518,590	3,257,567
Short-term borrowings	32,091	196,171
Long-term debt	206,168	127,522
Subordinated notes	94,270	94,087
Accrued interest payable and other liabilities	37,446	49,972
Total liabilities	3,888,565	3,725,319
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2017 and December 31, 2016; 28,911,799 shares issued at September 30, 2017 and December 31, 2016; 26,671,336 and 26,589,353 shares outstanding at September 30, 2017 and December 31, 2016, respectively	144,559	144,559
Additional paid-in capital	232,172	230,494
Retained earnings	212,363	194,516
Accumulated other comprehensive loss, net of tax benefit	(16,343)	(19,454)
Treasury stock, at cost; 2,240,463 and 2,322,446 shares at September 30, 2017 and December 31, 2016, respectively	(43,953)	(44,906)
Total shareholders’ equity	528,798	505,209
Total liabilities and shareholders’ equity	$4,417,363	$4,230,528
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans and leases:
Taxable	$37,153	$32,236	$105,955	$76,397
Exempt from federal income taxes	2,106	1,982	6,225	5,472
Total interest and fees on loans and leases	39,259	34,218	112,180	81,869
Interest and dividends on investment securities:
Taxable	1,855	1,483	5,376	3,945
Exempt from federal income taxes	550	669	1,725	2,113
Interest on deposits with other banks	133	14	188	51
Interest and dividends on other earning assets	375	321	1,129	573
Total interest income	42,172	36,705	120,598	88,551
Interest expense
Interest on deposits	3,068	2,081	7,720	5,072
Interest on short-term borrowings	169	276	756	599
Interest on long-term debt and subordinated notes	2,048	1,479	5,652	2,827
Total interest expense	5,285	3,836	14,128	8,498
Net interest income	36,887	32,869	106,470	80,053
Provision for loan and lease losses	2,689	1,415	7,900	2,571
Net interest income after provision for loan and lease losses	34,198	31,454	98,570	77,482
Noninterest income
Trust fee income	1,924	1,958	5,847	5,820
Service charges on deposit accounts	1,371	1,344	3,927	3,398
Investment advisory commission and fee income	3,455	2,905	9,969	8,352
Insurance commission and fee income	3,492	3,267	11,530	11,328
Other service fee income	2,123	1,965	6,355	5,727
Bank owned life insurance income	742	711	3,147	1,716
Net gain on sales of investment securities	7	30	43	487
Net gain on mortgage banking activities	908	2,006	3,558	4,935
Other income (loss)	87	(49)	712	206
Total noninterest income	14,109	14,137	45,088	41,969
Noninterest expense
Salaries and benefits	16,909	16,710	49,919	44,972
Commissions	2,244	2,485	6,668	6,743
Net occupancy	2,523	2,534	7,872	6,730
Equipment	1,019	942	3,043	2,468
Data processing	2,118	2,169	6,257	4,980
Professional fees	1,447	1,322	3,934	3,289
Marketing and advertising	271	345	1,125	1,396
Deposit insurance premiums	409	327	1,262	1,192
Intangible expenses	690	854	1,895	2,611
Acquisition-related costs	—	8,784	—	10,156
Integration costs	—	5,365	—	5,398
Restructuring recoveries	—	(85)	—	(85)
Other expense	5,065	5,314	15,298	13,701
Total noninterest expense	32,695	47,066	97,273	103,551
Income before income taxes	15,612	(1,475)	46,385	15,900
Income tax expense (benefit)	4,416	(1,533)	12,555	3,313
Net income	$11,196	$58	$33,830	$12,587
Net income per share:
Basic	$0.42	$—	$1.27	$0.58
Diluted	0.42	—	1.27	0.57
Dividends declared	0.20	0.20	0.60	0.60
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2017			2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income (loss)	$15,612	$4,416	$11,196	$(1,475)	$(1,533)	$58
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	1,030	362	668	(151)	(53)	(98)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(7)	(2)	(5)	(30)	(10)	(20)
Total net unrealized gains (losses) on available-for-sale investment securities	1,023	360	663	(181)	(63)	(118)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(20)	(7)	(13)	101	35	66
Less: reclassification adjustment for net losses realized in net income (2)	41	14	27	76	27	49
Total net unrealized gains on interest rate swaps used in cash flow hedges	21	7	14	177	62	115
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	320	112	208	330	115	215
Accretion of prior service cost included in net periodic pension costs (3)	(71)	(25)	(46)	(71)	(25)	(46)
Total defined benefit pension plans	249	87	162	259	90	169
Other comprehensive income	1,293	454	839	255	89	166
Total comprehensive income (loss)	$16,905	$4,870	$12,035	$(1,220)	$(1,444)	$224
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

Note: See accompanying notes to the unaudited consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2017			2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$46,385	$12,555	$33,830	$15,900	$3,313	$12,587
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	4,082	1,430	2,652	4,151	1,453	2,698
Less: reclassification adjustment for net gains on sales realized in net income (1)	(43)	(15)	(28)	(487)	(170)	(317)
Total net unrealized gains on available-for-sale investment securities	4,039	1,415	2,624	3,664	1,283	2,381
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(105)	(37)	(68)	(825)	(289)	(536)
Less: reclassification adjustment for net losses realized in net income (2)	148	52	96	237	83	154
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	43	15	28	(588)	(206)	(382)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	918	321	597	988	345	643
Accretion of prior service cost included in net periodic pension costs (3)	(212)	(74)	(138)	(212)	(74)	(138)
Total defined benefit pension plans	706	247	459	776	271	505
Other comprehensive income	4,788	1,677	3,111	3,852	1,348	2,504
Total comprehensive income	$51,173	$14,232	$36,941	$19,752	$4,661	$15,091
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

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2017
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209
Net income	—	—	—	33,830	—	—	33,830
Other comprehensive income, net of income tax	—	—	—	—	3,111	—	3,111
Cash dividends declared ($0.60 per share)	—	—	—	(15,983)	—	—	(15,983)
Stock issued under dividend reinvestment and employee stock purchase plans	63,683	—	130	—	—	1,709	1,839
Exercise of stock options	84,870	—	(121)	—	—	1,648	1,527
Stock-based compensation	—	—	2,550	—	—	—	2,550
Purchases of treasury stock	(112,393)	—	—	—	—	(3,285)	(3,285)
Restricted stock awards granted, net of cancellations	45,823	—	(881)	—	—	881	—
Balance at September 30, 2017	26,671,336	$144,559	$232,172	$212,363	$(16,343)	$(43,953)	$528,798

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2016
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574
Net income	—	—	—	12,587	—	—	12,587
Other comprehensive income, net of income tax	—	—	—	—	2,504	—	2,504
Cash dividends declared ($0.60 per share)	—	—	—	(13,125)	—	—	(13,125)
Stock issued under dividend reinvestment and employee stock purchase plans	90,420	—	42	—	—	1,806	1,848
Issuance of common stock, acquisition	6,857,529	34,288	109,858	—	—	—	144,146
Exercise of stock options	39,829	—	(2)	—	—	739	737
Stock-based compensation	—	—	1,407	—	—	—	1,407
Purchases of treasury stock	(118,412)	—	—	—	—	(2,429)	(2,429)
Restricted stock awards granted, net of cancellations	158,116	—	(2,950)	—	—	2,950	—
Balance at September 30, 2016	26,558,412	$144,559	$229,635	$192,908	$(14,204)	$(43,649)	$509,249
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$33,830	$12,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,900	2,571
Depreciation of premises and equipment	4,151	3,059
Net amortization of investment securities premiums and discounts	1,416	1,238
Net gain on sales of investment securities	(43)	(487)
Net gain on mortgage banking activities	(3,558)	(4,935)
Bank owned life insurance income	(3,147)	(1,716)
Net accretion of acquisition accounting fair value adjustments	(2,572)	(947)
Stock-based compensation	2,550	1,407
Intangible expenses	1,895	2,611
Other adjustments to reconcile net income to cash (used in) provided by operating activities	(286)	3,035
Originations of loans held for sale	(105,557)	(187,553)
Proceeds from the sale of loans held for sale	112,602	192,207
Contributions to pension and other postretirement benefit plans	(2,206)	(2,181)
Decrease (increase) in accrued interest receivable and other assets	1,395	(2,771)
(Decrease) increase in accrued interest payable and other liabilities	(3,620)	5,777
Net cash provided by operating activities	44,750	23,902
Cash flows from investing activities:
Net cash paid due to acquisitions	—	(94,835)
Net capital expenditures	(5,040)	(9,292)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	21,796	17,000
Proceeds from maturities, calls and principal repayments of securities available-for-sale	72,306	86,092
Proceeds from sales of securities available-for-sale	3,538	75,265
Purchases of investment securities held-to-maturity	(42,585)	—
Purchases of investment securities available-for-sale	(28,849)	(58,820)
Net increase in other investments	(2,375)	(4,140)
Net increase in loans and leases	(204,866)	(239,949)
Net (increase) decrease in interest-earning deposits	(22,546)	30,829
Proceeds from sales of other real estate owned	3,996	—
Proceeds from bank owned life insurance	2,937	—
Net cash used in investing activities	(201,688)	(197,850)
Cash flows from financing activities:
Net increase in deposits	261,402	46,197
Net (decrease) increase in short-term borrowings	(164,080)	108,372
Proceeds from issuance of long-term debt	95,000	—
Repayment of long-term debt	(15,000)	—
Proceeds from issuance of subordinated notes	—	44,515
Payment of contingent consideration on acquisitions	(5,380)	(2,519)
Purchases of treasury stock	(3,285)	(2,429)
Stock issued under dividend reinvestment and employee stock purchase plans	1,839	1,848
Proceeds from exercise of stock options	1,527	737
Cash dividends paid	(15,966)	(11,719)
Net cash provided by financing activities	156,057	185,002
Net (decrease) increase in cash and due from banks	(881)	11,054
Cash and due from banks at beginning of year	48,757	32,356
Cash and due from banks at end of period	$47,876	$43,410
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,458	$9,618
Cash paid for income taxes, net of refunds	12,448	6,461
Non cash transactions:
Transfer of loans to other real estate owned	$649	$2,347
Assets acquired through acquisitions	—	1,090,859
Liabilities assumed through acquisitions	—	911,316
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or for any other period. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 3, 2017.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, purchase accounting, valuation of goodwill and other intangible assets, servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation.
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this update expand and refine hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additional hedging strategies permitted for hedge accounting include: hedges of contractually-specified price components of commodity purchases or sales, hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets or liabilities, hedges of the portion of a closed portfolio of prepayable assets not expected to prepay, and partial-term hedges of fixed-rate assets or liabilities. The ASU amends the presentation and disclosure requirements and changes how entities assess effectiveness. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings be presented in the same income statement line as the hedged items. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the entity can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. The amended presentation and disclosure guidance is required only prospectively. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, or January 1, 2018 for the Corporation. Early adoption is permitted, including an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" to revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The ASU is effective for the first interim period within annual periods beginning after December 15, 2018, or January 1, 2019, with early adoption permitted. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, the adoption of this ASU will impact the balance sheet for the recording of assets and liabilities for operating leases; any initial or continued impact of the recording of assets will have a negative impact on all Corporation and Bank capital ratios under current regulatory guidance and possibly equity ratios.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will require equity investments to be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. The ASU will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. A valuation allowance on a deferred tax asset related to available-for-sale securities will need to be included. For financial liabilities that are measured at fair value, the ASU requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The amendments in this ASU are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017 or January 1, 2018 for the Corporation. At September 30, 2017, the Corporation's equity portfolio had a carrying value of $1.0 million which included an unrealized net gain of $590 thousand. This unrealized net gain, net of income taxes, amounted to $384 thousand and was recorded in accumulated other comprehensive income. Upon implementation using the prospective approach, the balance in accumulated other comprehensive income will be reclassed to retained earnings. The carrying value of the equity securities, upon implementation, will not change; however, any future increases or decreases in fair value will be recorded as an increase or decrease to the carrying value and recognized in non-interest income.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” and subsequent related updates. This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that requires an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Corporation will adopt the guidance effective January 1, 2018 and expects to use the modified retrospective method with a cumulative-effect adjustment to opening retained earnings, if such adjustment is deemed significant. The Corporation’s revenue is the sum of net interest income and noninterest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Corporation has completed the initial scoping review and determined that approximately 82% of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, certain items within other service fee income such as mortgage servicing income, and certain items within other income. Management is currently reviewing contracts related to trust fee income, service charges on deposits, investment advisory commissions and fee income, insurance commission and fee income and certain items within other service fee income and other income. While the Corporation has not identified material changes to the timing or amount of revenue recognition, the review is ongoing. The Corporation is evaluating changes that may be necessary to applicable disclosures of disaggregation of total revenue, information about performance obligations, information about key judgments and estimates and policy decisions regarding revenue recognition.

Note 2. Earnings per Share
The Corporation uses the two-class method to calculate earnings per share as the unvested restricted stock issued under the Corporation's equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. The table also notes anti-dilutive options which are those options with weighted average exercise prices in excess of the weighted average market value for the periods presented.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$11,196	$58	$33,830	$12,587
Net income allocated to unvested restricted stock	(96)	—	(330)	(102)
Net income allocated to common shares	$11,100	$58	$33,500	$12,485
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	26,437	26,274	26,388	21,720
Effect of dilutive securities—employee stock options	105	67	102	41
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	26,542	26,341	26,490	21,761
Basic earnings per share	$0.42	$—	$1.27	$0.58
Diluted earnings per share	$0.42	$—	$1.27	$0.57
Average anti-dilutive options excluded from computation of diluted earnings per share	185	201	166	550

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2017 and December 31, 2016, by contractual maturity within each type:

	At September 30, 2017				At December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,995	$—	$(10)	$6,985	$—	$—	$—	$—
	6,995	—	(10)	6,985	—	—	—	—
Residential mortgage-backed securities:
After 5 years to 10 years	9,418	3	—	9,421	—	—	—	—
Over 10 years	29,129	100	(2)	29,227	5,071	—	(3)	5,068
	38,547	103	(2)	38,648	5,071	—	(3)	5,068
Corporate bonds:
Within 1 year	—	—	—	—	19,810	2	(9)	19,803
	—	—	—	—	19,810	2	(9)	19,803
Total	$45,542	$103	$(12)	$45,633	$24,881	$2	$(12)	$24,871
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$1,499	$—	$(3)	$1,496	$15,000	$20	$—	$15,020
After 1 year to 5 years	15,634	—	(40)	15,594	17,265	—	(19)	17,246
	17,133	—	(43)	17,090	32,265	20	(19)	32,266
State and political subdivisions:
Within 1 year	1,258	4	—	1,262	964	—	(1)	963
After 1 year to 5 years	17,838	52	(23)	17,867	18,705	38	(75)	18,668
After 5 years to 10 years	57,334	1,166	(16)	58,484	55,541	829	(426)	55,944
Over 10 years	3,120	9	(17)	3,112	12,663	226	(114)	12,775
	79,550	1,231	(56)	80,725	87,873	1,093	(616)	88,350
Residential mortgage-backed securities:
After 1 year to 5 years	4,814	33	(6)	4,841	6,086	—	(66)	6,020
After 5 years to 10 years	58,482	14	(718)	57,778	23,479	—	(622)	22,857
Over 10 years	113,530	133	(1,712)	111,951	174,388	99	(4,794)	169,693
	176,826	180	(2,436)	174,570	203,953	99	(5,482)	198,570
Collateralized mortgage obligations:
Over 10 years	3,879	20	(57)	3,842	4,659	—	(105)	4,554
	3,879	20	(57)	3,842	4,659	—	(105)	4,554
Corporate bonds:
Within 1 year	9,015	—	(3)	9,012	250	—	—	250
After 1 year to 5 years	33,302	87	(67)	33,322	35,923	34	(241)	35,716
After 5 years to 10 years	15,176	43	(215)	15,004	15,193	—	(516)	14,677
Over 10 years	60,000	—	(2,909)	57,091	60,000	27	(2,472)	57,555
	117,493	130	(3,194)	114,429	111,366	61	(3,229)	108,198
Money market mutual funds:
No stated maturity	6,624	—	—	6,624	10,784	—	—	10,784
	6,624	—	—	6,624	10,784	—	—	10,784
Equity securities:
No stated maturity	410	591	(1)	1,000	411	504	—	915
	410	591	(1)	1,000	411	504	—	915
Total	$401,915	$2,152	$(5,787)	$398,280	$451,311	$1,777	$(9,451)	$443,637

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due. Unrealized losses in investment securities at September 30, 2017 and December 31, 2016 do not represent other-than-temporary impairments in management's judgment.
Securities with a carrying value of $335.5 million and $356.7 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $1.9 million and $1.4 million were pledged to secure credit derivatives and interest rate swaps at September 30, 2017 and December 31, 2016, respectively. See Note 10, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Securities available-for-sale:
Proceeds from sales	$3,538	$75,265
Gross realized gains on sales	43	568
Gross realized losses on sales	—	81
Tax expense related to net realized gains on sales	15	170

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the credit rating of each security. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2017 and 2016.
At September 30, 2017 and December 31, 2016, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investment before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2017
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,985	$(10)	$—	$—	$6,985	$(10)
Residential mortgage-backed securities	10,845	(2)	—	—	10,845	(2)
Total	$17,830	$(12)	$—	$—	$17,830	$(12)
Securities Available-for-Sale
U.S. government corporations and agencies	$16,791	$(38)	$300	$(5)	$17,091	$(43)
State and political subdivisions	8,508	(35)	4,402	(21)	12,910	(56)
Residential mortgage-backed securities	136,652	(1,955)	22,819	(481)	159,471	(2,436)
Collateralized mortgage obligations	—	—	2,167	(57)	2,167	(57)
Corporate bonds	42,377	(906)	49,760	(2,288)	92,137	(3,194)
Equity securities	3	(1)	—	—	3	(1)
Total	$204,331	$(2,935)	$79,448	$(2,852)	$283,779	$(5,787)
At December 31, 2016
Securities Held-to-Maturity
Residential mortgage-backed securities	$5,068	$(3)	$—	$—	$5,068	$(3)
Corporate bonds	9,779	(9)	—	—	9,779	(9)
Total	$14,847	$(12)	$—	$—	$14,847	$(12)
Securities Available-for-Sale
U.S. government corporations and agencies	$11,850	$(19)	$—	$—	$11,850	$(19)
State and political subdivisions	40,771	(610)	423	(6)	41,194	(616)
Residential mortgage-backed securities	192,782	(5,482)	—	—	192,782	(5,482)
Collateralized mortgage obligations	2,012	(26)	2,542	(79)	4,554	(105)
Corporate bonds	58,535	(1,333)	33,104	(1,896)	91,639	(3,229)
Total	$305,950	$(7,470)	$36,069	$(1,981)	$342,019	$(9,451)

Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At September 30, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$782,769	$76,448	$859,217
Real estate-commercial	1,176,956	339,018	1,515,974
Real estate-construction	149,917	6,156	156,073
Real estate-residential secured for business purpose	213,811	96,209	310,020
Real estate-residential secured for personal purpose	249,283	66,623	315,906
Real estate-home equity secured for personal purpose	166,810	11,585	178,395
Loans to individuals	27,297	144	27,441
Lease financings	124,138	—	124,138
Total loans and leases held for investment, net of deferred income	$2,890,981	$596,183	$3,487,164
Unearned lease income, included in the above table	$(13,864)	$—	$(13,864)
Net deferred costs, included in the above table	4,725	—	4,725
Overdraft deposits included in the above table	68	—	68

	At December 31, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$663,221	$160,045	$823,266
Real estate-commercial	909,581	465,368	1,374,949
Real estate-construction	142,891	31,953	174,844
Real estate-residential secured for business purpose	151,931	142,137	294,068
Real estate-residential secured for personal purpose	210,377	80,431	290,808
Real estate-home equity secured for personal purpose	147,982	14,857	162,839
Loans to individuals	30,110	263	30,373
Lease financings	134,739	—	134,739
Total loans and leases held for investment, net of deferred income	$2,390,832	$895,054	$3,285,886
Unearned lease income, included in the above table	$(15,970)	$—	$(15,970)
Net deferred costs, included in the above table	4,503	—	4,503
Overdraft deposits included in the above table	84	—	84
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at September 30, 2017 totaled $596.2 million, including $466.5 million of loans from the Fox Chase acquisition and $129.7 million from the Valley Green Bank acquisition. At September 30, 2017, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $1.6 million representing $832 thousand from the Fox Chase acquisition and $790 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at September 30, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	At September 30, 2017	At December 31, 2016
Outstanding principal balance	$2,428	$8,993
Carrying amount	1,622	7,352
Allowance for loan losses	—	—

The following table presents the changes in accretable yield on acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Beginning of period	$50	$144
Acquisition of credit impaired loans	—	283
Reclassification from nonaccretable discount	823	318
Accretable discount amortized to interest income	(850)	(501)
Disposals	(4)	(34)
End of period	$19	$210
Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At September 30, 2017
Commercial, financial and agricultural	$1,537	$164	$1,594	$3,295	$855,457	$465	$859,217	$—
Real estate—commercial real estate and construction:
Commercial real estate	4,510	164	1,688	6,362	1,509,256	356	1,515,974	164
Construction	861	—	365	1,226	154,847	—	156,073	—
Real estate—residential and home equity:
Residential secured for business purpose	541	265	1,255	2,061	307,375	584	310,020	—
Residential secured for personal purpose	2,428	172	446	3,046	312,643	217	315,906	423
Home equity secured for personal purpose	1,497	36	451	1,984	176,411	—	178,395	282
Loans to individuals	155	154	198	507	26,934	—	27,441	198
Lease financings	1,458	1,318	2,231	5,007	119,131	—	124,138	528
Total	$12,987	$2,273	$8,228	$23,488	$3,462,054	$1,622	$3,487,164	$1,595
At December 31, 2016
Commercial, financial and agricultural	$1,536	$256	$1,335	$3,127	$819,550	$589	$823,266	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,482	1,560	2,591	5,633	1,363,606	5,710	1,374,949	—
Construction	202	—	—	202	174,642	—	174,844	—
Real estate—residential and home equity:
Residential secured for business purpose	1,390	428	1,539	3,357	289,927	784	294,068	—
Residential secured for personal purpose	3,243	905	879	5,027	285,512	269	290,808	481
Home equity secured for personal purpose	717	142	521	1,380	161,459	—	162,839	171
Loans to individuals	324	95	142	561	29,812	—	30,373	142
Lease financings	1,731	1,418	729	3,878	130,861	—	134,739	193
Total	$10,625	$4,804	$7,736	$23,165	$3,255,369	$7,352	$3,285,886	$987

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2017 and December 31, 2016. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At September 30, 2017				At December 31, 2016
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$5,143	$929	$—	$6,072	$5,746	$967	$—	$6,713
Real estate—commercial real estate and construction:
Commercial real estate	4,514	10,279	164	14,957	5,651	1,519	—	7,170
Construction	365	—	—	365	—	—	—	—
Real estate—residential and home equity:
Residential secured for business purpose	3,333	218	—	3,551	4,898	766	—	5,664
Residential secured for personal purpose	530	42	423	995	560	—	481	1,041
Home equity secured for personal purpose	361	—	282	643	525	—	171	696
Loans to individuals	—	—	198	198	—	—	142	142
Lease financings	1,703	—	528	2,231	536	—	193	729
Total	$15,949	$11,468	$1,595	$29,012	$17,916	$3,252	$987	$22,155
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.7 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively.

Accruing troubled debt restructuring loans of $11.5 million includes balances of $9.2 million related to one borrower which were classified as troubled debt restructurings as the related loans were granted amortization period extensions during the second quarter of 2017.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2017 and December 31, 2016.
The Corporation employs a ten (10) grade risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2017
Grade:
1. Cash secured/ 2. Fully secured	$2,314	$—	$15,194	$1,700	$19,208
3. Strong	13,707	1,921	—	—	15,628
4. Satisfactory	31,732	30,158	—	350	62,240
5. Acceptable	537,421	901,571	74,898	184,904	1,698,794
6. Pre-watch	174,775	203,340	58,266	21,587	457,968
7. Special Mention	1,891	10,499	1,194	299	13,883
8. Substandard	20,929	29,467	365	4,971	55,732
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$782,769	$1,176,956	$149,917	$213,811	$2,323,453
At December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$272	$—	$13,714	$162	$14,148
3. Strong	14,980	2,045	—	—	17,025
4. Satisfactory	35,529	38,861	—	367	74,757
5. Acceptable	465,675	676,212	110,650	133,716	1,386,253
6. Pre-watch	113,499	128,646	18,213	12,025	272,383
7. Special Mention	8,820	22,439	314	1,199	32,772
8. Substandard	24,446	41,378	—	4,462	70,286
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$663,221	$909,581	$142,891	$151,931	$1,867,624

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,115	$—	$—	$—	$1,115
3. Strong	—	—	—	—	—
4. Satisfactory	132	501	—	—	633
5. Acceptable	62,601	199,298	—	75,749	337,648
6. Pre-watch	7,206	130,897	6,156	17,918	162,177
7. Special Mention	—	1,143	—	—	1,143
8. Substandard	5,394	7,179	—	2,542	15,115
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$76,448	$339,018	$6,156	$96,209	$517,831
December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$583	$—	$—	$—	$583
3. Strong	—	—	—	—	—
4. Satisfactory	4,399	1,018	—	—	5,417
5. Acceptable	113,512	282,199	20,565	117,322	533,598
6. Pre-watch	31,697	163,623	11,388	14,405	221,113
7. Special Mention	73	7,705	—	6,245	14,023
8. Substandard	9,781	10,823	—	4,165	24,769
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$160,045	$465,368	$31,953	$142,137	$799,503
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At September 30, 2017
Performing	$248,796	$166,414	$27,099	$121,907	$564,216
Nonperforming	487	396	198	2,231	3,312
Total	$249,283	$166,810	$27,297	$124,138	$567,528
At December 31, 2016
Performing	$210,208	$147,286	$29,968	$134,010	$521,472
Nonperforming	169	696	142	729	1,736
Total	$210,377	$147,982	$30,110	$134,739	$523,208

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At September 30, 2017
Performing	$66,115	$11,338	$144	$—	$77,597
Nonperforming	508	247	—	—	755
Total	$66,623	$11,585	$144	$—	$78,352
At December 31, 2016
Performing	$79,559	$14,857	$263	$—	$94,679
Nonperforming	872	—	—	—	872
Total	$80,431	$14,857	$263	$—	$95,551

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended September 30, 2017
Reserve for loan and lease losses:
Beginning balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
Charge-offs	(290)	—	(56)	(83)	(61)	(3,097)	N/A	(3,587)
Recoveries	325	1	29	68	35	73	N/A	531
(Recovery of provision) provision	(1,732)	787	204	756	51	2,654	(30)	2,690
Recovery of provision for acquired credit impaired loans	—	—	(1)	—	—	—	—	(1)
Ending balance	$6,616	$9,256	$1,305	$1,715	$354	$1,290	$7	$20,543
Three Months Ended September 30, 2016
Reserve for loan and lease losses:
Beginning balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
Charge-offs	(1,753)	(100)	(3)	(34)	(123)	(176)	N/A	(2,189)
Recoveries	351	83	9	15	28	34	N/A	520
Provision (recovery of provision)	1,300	(388)	(32)	268	114	184	(30)	1,416
Recovery of provision for acquired credit impaired loans	—	—	—	(1)	—	—	—	(1)
Ending balance	$5,686	$7,144	$30	$1,549	$430	$1,163	$897	$16,899
Nine Months Ended September 30, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(576)	(30)	(1,237)	(177)	(301)	(3,681)	N/A	(6,002)
Recoveries	722	4	47	89	116	168	N/A	1,146
(Recovery of provision) provision	(567)	1,777	1,722	808	175	4,015	(31)	7,899
(Recovery of provision) provision for acquired credit impaired loans	—	—	(1)	2	—	—	—	1
Ending balance	$6,616	$9,256	$1,305	$1,715	$354	$1,290	$7	$20,543
Nine Months Ended September 30, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(3,580)	(305)	(268)	(90)	(307)	(541)	N/A	(5,091)
Recoveries	1,316	99	62	66	91	157	N/A	1,791
Provision (recovery of provision)	1,532	600	(527)	1	300	505	(15)	2,396
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(3)	—	—	—	175
Ending balance	$5,686	$7,144	$30	$1,549	$430	$1,163	$897	$16,899
N/A – Not applicable

During the quarter ended September 30, 2017, the Corporation recorded charge-offs of $2.8 million related to $5.0 million of software leases under a vendor referral program. The provision for loan losses related to this program was $1.9 million during the quarter ended September 30, 2017 as the Corporation had an allowance for loan and lease losses reserve of $886 thousand as of June 30, 2017. These leases are personally guaranteed by 29 high net worth individuals. During the first quarter of 2017, the lessees stopped making payments due to disputes with the vendor, and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital Inc. and certain other defendants on March 28, 2017 by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. On September 25, 2017, Univest Capital, Inc. entered into a Release and Settlement Agreement whereby Univest Capital, Inc. will receive $1.0 million based upon court approval of the Agreement and is eligible to receive up to an additional $1.3 million. Payment of the $1.3 million is subject to the individual guarantor's election of whether or not they will be subject to the Release and Settlement Agreement. It is expected this election process will be completed by March 31, 2018. If a guarantor elects to be subject to the Release and Settlement Agreement, Univest Capital, Inc. will receive a payment of $43 thousand per guarantor. If a guarantor elects not to be subject to the Release and Settlement Agreement, Univest Capital, Inc. has the right to pursue collection of the full amount owed, which ranges from $108 thousand to $228 thousand per guarantor, via the normal collection process. As of September 30, 2017, Univest Capital, Inc. has a receivable totaling $2.3 million related to this matter, of which $1.3 million is recorded as a nonaccruing lease receivable and $1.0 million is included in other assets. The $1.0 million payment under the Release and Settlement Agreement, which is subject to court approval, is currently in escrow and is expected to be received during the fourth quarter of 2017.

The following presents, by portfolio segment, a summary of the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at September 30, 2017 and 2016:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At September 30, 2017
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$15	$40	$33	$—	$—	$—	N/A	$88
Ending balance: collectively evaluated for impairment	6,601	9,216	1,272	1,715	354	1,290	7	20,455
Total ending balance	$6,616	$9,256	$1,305	$1,715	$354	$1,290	$7	$20,543
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$7,883	$17,274	$4,471	$932	$—	$1,250		$31,810
Ending balance: collectively evaluated for impairment	774,886	1,307,585	209,340	415,161	27,297	122,888		2,857,157
Loans measured at fair value	—	2,014	—	—	—	—		2,014
Acquired non-credit impaired loans	75,983	344,818	95,625	77,991	144	—		594,561
Acquired credit impaired loans	465	356	584	217	—	—		1,622
Total ending balance	$859,217	$1,672,047	$310,020	$494,301	$27,441	$124,138		$3,487,164
At September 30, 2016
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$—	$—	$5	$—	$—	$—	N/A	$5
Ending balance: collectively evaluated for impairment	5,686	7,144	25	1,549	430	1,163	897	16,894
Total ending balance	$5,686	$7,144	$30	$1,549	$430	$1,163	$897	$16,899
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$10,273	$23,014	$4,614	$1,078	$—	$—		$38,979
Ending balance: collectively evaluated for impairment	587,901	950,730	127,096	341,647	30,137	129,885		2,167,396
Loans measured at fair value	—	2,234	—	—	—	—		2,234
Acquired non-credit impaired loans	184,784	525,944	155,348	100,589	512	—		967,177
Acquired credit impaired loans	722	12,451	1,136	266	—	—		14,575
Total ending balance	$783,680	$1,514,373	$288,194	$443,580	$30,649	$129,885		$3,190,361
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

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at September 30, 2017 and December 31, 2016. The impaired loans exclude acquired credit impaired loans.

	At September 30, 2017			At December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$7,721	$9,332		$10,911	$12,561
Real estate—commercial real estate	15,727	16,616		24,469	25,342
Real estate—construction	365	365		—	—
Real estate—residential secured for business purpose	3,933	5,040		5,704	6,253
Real estate—residential secured for personal purpose	572	628		560	594
Real estate—home equity secured for personal purpose	360	367		525	528
Total impaired loans with no related reserve recorded	$28,678	$32,348		$42,169	$45,278
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$162	$165	$15	$166	$166	$19
Real estate—commercial real estate	1,182	1,182	40	597	597	25
Real estate—residential secured for business purpose	538	539	33	983	1,105	191
Total impaired loans with a reserve recorded	$1,882	$1,886	$88	$1,746	$1,868	$235

	At September 30, 2017			At December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Total impaired loans:
Commercial, financial and agricultural	$7,883	$9,497	$15	$11,077	$12,727	$19
Real estate—commercial real estate	16,909	17,798	40	25,066	25,939	25
Real estate—construction	365	365	—	—	—	—
Real estate—residential secured for business purpose	4,471	5,579	33	6,687	7,358	191
Real estate—residential secured for personal purpose	572	628	—	560	594	—
Real estate—home equity secured for personal purpose	360	367	—	525	528	—
Total impaired loans	$30,560	$34,234	$88	$43,915	$47,146	$235
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $4.8 million and $23.3 million at September 30, 2017 and December 31, 2016, respectively. Specific reserves on other accruing impaired loans were $73 thousand and $84 thousand at September 30, 2017 and December 31, 2016, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$10,211	$52	$92	$12,880	$62	$108
Real estate—commercial real estate	18,583	201	69	25,309	273	58
Real estate—construction	365	—	5	—	—	—
Real estate—residential secured for business purpose	3,579	16	34	3,178	11	34
Real estate—residential secured for personal purpose	635	1	8	447	—	6
Real estate—home equity secured for personal purpose	288	—	5	598	—	7
Total	$33,661	$270	$213	$42,412	$346	$213

*
Includes interest income recognized on a cash basis for nonaccrual loans of $0 thousand for the three months ended September 30, 2017 and 2016, and interest income recognized on the accrual method for accruing impaired loans of $270 thousand and $346 thousand for the three months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$11,030	$162	$263	$13,233	$204	$281
Real estate—commercial real estate	21,120	618	223	27,346	859	186
Real estate—construction	219	—	15	—	—	—
Real estate—residential secured for business purpose	4,053	53	139	3,818	47	141
Real estate—residential secured for personal purpose	629	2	31	485	2	15
Real estate—home equity secured for personal purpose	391	—	15	408	—	18
Total	$37,442	$835	$686	$45,290	$1,112	$641

*
Includes interest income recognized on a cash basis for nonaccrual loans of $4 thousand and $7 thousand for the nine months ended September 30, 2017 and 2016, respectively, and interest income recognized on the accrual method for accruing impaired loans of $831 thousand and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Impaired Leases
The Corporation had impaired leases of $1.3 million with no related reserves at September 30, 2017. The Corporation had no impaired leases at December 31, 2016. See discussion in Nonperforming Loans and Leases.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	$—	$—	1	$34	$34	$—
Total	—	$—	$—	$—	1	$34	$34	$—

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$1,545	$1,545	$—
Real estate—commercial real estate	3	9,206	9,206	—	—	—	—	—
Real estate—residential secured for business purpose	—	—	—	—	1	415	415	—
Total	3	$9,206	$9,206	$—	2	$1,960	$1,960	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$328	$328	$—	—	$—	$—	$—
Real estate—residential secured for personal purpose	—	—	—	—	1	34	34	—
Total	1	$328	$328	$—	1	$34	$34	$—
The Corporation grants concessions to existing borrowers primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are for up to one year. The goal when restructuring a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than ninety days past due.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2017 and 2016.

	Interest Only Term Extension		Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2017
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Three Months Ended September 30, 2016
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$34	—	$—	1	$34
Total	—	$—	1	$34	—	$—	1	$34
Nine Months Ended September 30, 2017
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	—	$—	3	$9,206	3	$9,206
Total	—	$—	—	$—	3	$9,206	3	$9,206
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$328	—	$—	1	$328
Total	—	$—	1	$328	—	$—	1	$328
Nine Months Ended September 30, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	1	$1,545	1	$1,545
Real estate—residential secured for business purpose	1	415	—	—	—	—	1	415
Total	1	$415	—	$—	1	$1,545	2	$1,960
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$34	—	$—	1	$34
Total	—	$—	1	$34	—	$—	1	$34
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$34	—	$—	1	$34
Total	—	$—	1	$34	—	$—	1	$34

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	At September 30, 2017	At December 31, 2016
Real estate-home equity secured for personal purpose	$—	$180
Total	$—	$180

The Corporation held no foreclosed consumer residential real estate property at September 30, 2017 and December 31, 2016.

Note 5. Goodwill and Other Intangible Assets
The Corporation has covenants not to compete agreements with certain individuals, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2017 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2016	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2017	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2017			At December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$495	$215	$710	$205	$505
Core deposit intangibles	6,788	1,864	4,924	6,788	1,004	5,784
Customer related intangibles	12,381	9,509	2,872	12,381	8,504	3,877
Servicing rights	15,474	8,918	6,556	14,369	7,884	6,485
Total amortized intangible assets	$35,353	$20,786	$14,567	$34,248	$17,597	$16,651
The estimated aggregate amortization expense for covenants not to compete and core deposit and customer related intangibles for the remainder of 2017 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2017		$674
2018		2,115
2019		1,565
2020		1,200
2021		923
Thereafter		1,534
The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $9.5 million at September 30, 2017 and December 31, 2016. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30,

2017 and December 31, 2016. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $16 thousand and $0 thousand at September 30, 2017 and December 31, 2016, respectively.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Beginning of period	$6,548	$5,896	$6,485	$5,877
Servicing rights capitalized	376	652	1,106	1,429
Acquired servicing rights	—	87	—	87
Amortization of servicing rights	(368)	(468)	(1,035)	(1,226)
Changes in valuation allowance	—	—	—	—
End of period	$6,556	$6,167	$6,556	$6,167
Residential mortgage and SBA loans serviced for others	$997,169	$933,470	$997,169	$933,470
There was no activity in the valuation allowance for the three and nine months ended September 30, 2017 and September 30, 2016.
The estimated amortization expense of servicing rights for the remainder of 2017 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2017		$989
2018		857
2019		737
2020		632
2021		542
Thereafter		2,799
Note 6. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At September 30, 2017		At December 31, 2016
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$11,000	1.27%	$91,300	0.74%
Federal funds purchased	—	—	80,000	0.81
Customer repurchase agreements	21,091	0.05	24,871	0.05

Long-term debt:
FHLB advances	$175,256	1.50%	$96,248	0.94%
Security repurchase agreements	30,912	1.39	31,274	0.91

Subordinated notes	$94,270	5.35%	$94,087	5.36%
The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.4 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At September 30, 2017 and December 31, 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $328.8 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.

The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $367.0 million and $302.0 million at September 30, 2017 and December 31, 2016, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $52.5 million and $55.7 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At September 30, 2017, the Corporation had no outstanding borrowings under this line.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2017	Weighted Average Rate
Remainder of 2017	$50,204	0.93%
2018	10,052	0.69
2019	10,000	1.35
2020	40,000	1.70
2021	55,000	1.94
Thereafter	10,000	2.09
Total	$175,256	1.50%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of September 30, 2017	Weighted Average Rate
Remainder of 2017	$—	—%
2018	10,244	1.06
2019	10,304	1.55
2020	10,364	1.56
2021	—	—
Thereafter	—	—
Total	$30,912	1.39%
Long-term debt under security repurchase agreements totaling $25.8 million are variable based on the one-month LIBOR rate plus a spread. One borrowing for $5.1 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
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
The Corporation sponsors a Supplemental Non-Qualified Pension Plan, which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants; all current participants are now retired.

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended September 30,
	2017	2016	2017	2016
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$124	$160	$12	$11
Interest cost	487	516	29	23
Expected return on plan assets	(797)	(731)	—	—
Amortization of net actuarial loss	309	313	11	17
Accretion of prior service cost	(71)	(71)	—	—
Net periodic benefit cost	$52	$187	$52	$51

	Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$399	$501	$36	$34
Interest cost	1,439	1,553	88	89
Expected return on plan assets	(2,298)	(2,238)	—	—
Amortization of net actuarial loss	886	958	32	30
Accretion of prior service cost	(212)	(212)	—	—
Net periodic benefit cost	$214	$562	$156	$153

The Corporation made a contribution of $2.0 million to its qualified retirement plan on July 24, 2017. The Corporation previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to make contributions of $160 thousand to its non-qualified retirement plans and $121 thousand to its other postretirement benefit plans in 2017. During the nine months ended September 30, 2017, the Corporation contributed $120 thousand to its non-qualified retirement plans and $86 thousand to its other postretirement plans. During the nine months ended September 30, 2017, $2.0 million was paid to participants from the retirement plans and $86 thousand was paid to participants from the other postretirement plans.
Note 8. Stock-Based Incentive Plan

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,355,786 options and restricted stock to employees and non-employee directors, which includes 857,191 shares as a result of the completion of the acquisition of Fox Chase on July 1, 2016 and 473,483 shares as a result of the completion of the acquisition of Valley Green Bank on January 1, 2015.

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2017:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2017
Outstanding at December 31, 2016	504,908	$19.06
Granted	191,297	28.15
Expired	(73,000)	22.70
Forfeited	(14,500)	22.85
Exercised	(84,870)	17.99
Outstanding at September 30, 2017	523,835	21.91	7.6	$5,287
Exercisable at September 30, 2017	168,693	17.91	5.7	2,377

The following is a summary of nonvested stock options at September 30, 2017 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2016	308,940	$6.15
Granted	191,297	6.72
Vested	(130,595)	6.06
Forfeited	(14,500)	6.44
Nonvested stock options at September 30, 2017	355,142	6.47
The following aggregated assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
	Actual	Range			Weighted Average
Expected option life in years	6.9	7.6	-	8.2	7.9
Risk free interest rate	2.30%	1.38%	-	1.89%	1.87%
Expected dividend yield	2.84%	3.80%	-	4.19%	4.06%
Expected volatility	29.75%	37.71%	-	46.22%	45.82%
Fair value of options	$6.72	$5.40	-	$6.27	$6.23

The following is a summary of nonvested restricted stock awards at September 30, 2017 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2016	285,158	$19.74
Granted	61,823	28.08
Vested	(99,955)	19.76
Forfeited	(16,000)	19.93
Nonvested share awards at September 30, 2017	231,026	21.95
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands, except per share data)	2017	2016
Shares granted	61,823	176,255
Weighted average grant date fair value	$28.08	$20.60
Intrinsic value of awards vested	$2,914	$971
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at September 30, 2017 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$1,532	1.9
Restricted stock awards	2,945	1.6
	$4,477	1.7

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Stock-based compensation expense:
Stock options	$678	$463
Restricted stock awards	1,872	944
Employee stock purchase plan	47	50
Total	$2,597	$1,457
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$1,263	$407
Note 9. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)
Net Change	2,624	28	459	3,111
Balance, September 30, 2017	$(2,364)	$(113)	$(13,866)	$(16,343)
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)
Net Change	2,381	(382)	505	2,504
Balance, September 30, 2016	$1,789	$(667)	$(15,326)	$(14,204)

Note 10. Derivative Instruments and Hedging Activities
Interest Rate Swaps
The Corporation may use interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. For a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value of the hedge item, to the extent attributable to the hedged risk, adjusts the carrying amount of the hedge item and is recognized in earnings.
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap. At September 30, 2017, approximately $108 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2017. At September 30, 2017, the notional amount of the interest rate swap was $18.0 million, with a negative fair value of $174 thousand.
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
The Corporation has an interest rate swap with a current notional amount of $549 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At September 30, 2017, the Corporation has fourteen variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $66.1 million, and remaining maturities ranging from one to 10 years. At September 30, 2017, the fair value of the swaps to the customers was a liability of $132 thousand and all swaps were in paying positions to the third-party financial institution.
At September 30, 2017, there were no material foreign currency swap transactions between the third-party institution and loan customers.
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

Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2017 and December 31, 2016. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2017
Interest rate swap - cash flow hedge	$18,021		$—	Other liabilities	$174
Interest rate swap - fair value hedge	1,398		—	Other liabilities	28
Total	$19,419		$—		$202
At December 31, 2016
Interest rate swap - cash flow hedge	$18,566		$—	Other liabilities	$217
Interest rate swap - fair value hedge	1,427		—	Other liabilities	37
Total	$19,993		$—		$254
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2017 and December 31, 2016:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2017
Interest rate swap	$549		$—	Other liabilities	$47
Credit derivatives	66,140		—	Other liabilities	132
Interest rate locks with customers	37,661	Other assets	1,234		—
Forward loan sale commitments	39,962		—	Other liabilities	1
Total	$144,312		$1,234		$180
At December 31, 2016
Interest rate swap	$622		$—	Other liabilities	$65
Credit derivatives	27,919		—	Other liabilities	9
Interest rate locks with customers	36,541	Other assets	801		—
Forward loan sale commitments	42,366	Other assets	257		—
Total	$107,448		$1,058		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2017	2016	2017	2016
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$41	$76	$148	$237
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	—	—	5	—
Net loss		$(41)	$(76)	$(143)	$(237)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2017	2016	2017	2016
Credit derivatives	Other noninterest income	$25	$21	$149	$21
Interest rate locks with customers	Net gain on mortgage banking activities	(129)	(257)	433	1,086
Forward loan sale commitments	Net loss on mortgage banking activities	(166)	439	(258)	31
Total		$(270)	$203	$324	$1,138

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2017	At December 31, 2016
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(113)	$(141)
Total		$(113)	$(141)

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
Investment Securities
Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include U.S. Treasury securities, most equity securities and money market mutual funds. Mutual funds are registered investment companies which are valued at net asset value of shares on a market exchange at the end of each trading day. Level 2 of the valuation hierarchy includes securities issued by U.S. Government sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds and certain equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.
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
Certain corporate bonds owned by the Corporation are classified as Level 3 as they are not traded in active markets. The fair value of each bond is estimated by benchmarking similar transactions of structure, yield and credit which are owned by the Corporation and are actively traded in the market.
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2017.
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
Two commercial loans, associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $75 thousand at September 30, 2017.

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
For the Sterner Insurance Associates acquisition, the conclusion for the earn-out period ending June 30, 2017 resulted in a reversal of a prior noninterest expense accrual of $301 thousand primarily during the second quarter of 2017.

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, classified using the fair value hierarchy:

	At September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$17,090	$—	$17,090
State and political subdivisions	—	80,725	—	80,725
Residential mortgage-backed securities	—	174,570	—	174,570
Collateralized mortgage obligations	—	3,842	—	3,842
Corporate bonds	—	85,884	28,545	114,429
Money market mutual funds	6,624	—	—	6,624
Equity securities	1,000	—	—	1,000
Total available-for-sale securities	7,624	362,111	28,545	398,280
Loans*	—	—	2,014	2,014
Interest rate locks with customers*	—	1,234	—	1,234
Total assets	$7,624	$363,345	$30,559	$401,528
Liabilities:
Contingent consideration liability	$—	$—	$359	$359
Interest rate swaps*	—	249	—	249
Credit derivatives*	—	—	132	132
Forward loan sale commitments*	—	1	—	1
Total liabilities	$—	$250	$491	$741

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$32,266	$—	$32,266
State and political subdivisions	—	88,350	—	88,350
Residential mortgage-backed securities	—	198,570	—	198,570
Collateralized mortgage obligations	—	4,554	—	4,554
Corporate bonds	—	79,420	28,778	108,198
Money market mutual funds	10,784	—	—	10,784
Equity securities	915	—	—	915
Total available-for-sale securities	11,699	403,160	28,778	443,637
Loans*	—	—	2,138	2,138
Interest rate locks with customers*	—	801	—	801
Forward loan sale commitments*	—	257	—	257
Total assets	$11,699	$404,218	$30,916	$446,833
Liabilities:
Contingent consideration liability	$—	$—	$5,999	$5,999
Interest rate swaps*	—	319	—	319
Credit derivatives*	—	—	9	9
Total liabilities	$—	$319	$6,008	$6,327
* Such financial instruments are recorded at fair value as further described in Note 10 - Derivative Instruments.

The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at September 30, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(233)	$28,545
Loans	2,138	—	—	(102)	—	(22)	2,014
Credit derivatives	(9)	(272)	—	—	—	149	(132)
Net total	$30,907	$(272)	$—	$(102)	$—	$(106)	$30,427

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Balance at December 31, 2015	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at September 30, 2016
Loans	$—	$2,313	$—	$(32)	$—	$(47)	$2,234
Credit derivatives	—	(20)	—	—	—	4	(16)
Net total	$—	$2,293	$—	$(32)	$—	$(43)	$2,218
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2017
Sterner Insurance Associates	$331	$—	$30	$(301)	$—
Girard Partners	5,668	—	5,350	41	359
Total contingent consideration liability	$5,999	$—	$5,380	$(260)	$359

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2016
Sterner Insurance Associates	$1,144	$—	$1,325	$501	$320
Girard Partners	4,241	$—	934	284	3,591
John T. Fretz Insurance Agency	192	—	260	68	—
Total contingent consideration liability	$5,577	$—	$2,519	$853	$3,911

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

	At September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$30,472	$30,472
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,763	1,763
Total	$—	$—	$33,485	$33,485

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$43,680	$43,680
Other real estate owned	—	—	4,969	4,969
Total	$—	$—	$48,649	$48,649
The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2017 and December 31, 2016. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$79,490	$—	$—	$79,490	$79,490
Held-to-maturity securities	—	45,633	—	45,633	45,542
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	27,244
Loans held for sale	—	2,265	—	2,265	2,228
Net loans and leases held for investment	—	—	3,405,465	3,405,465	3,432,885
Servicing rights	—	—	9,562	9,562	6,556
Total assets	$79,490	$47,898	$3,415,027	$3,542,415	$3,593,945
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,947,430	$—	$—	$2,947,430	$2,947,430
Time deposits	—	570,749	—	570,749	571,160
Total deposits	2,947,430	570,749	—	3,518,179	3,518,590
Short-term borrowings	—	32,091	—	32,091	32,091
Long-term debt	—	207,770	—	207,770	206,168
Subordinated notes	—	97,963	—	97,963	94,270
Total liabilities	$2,947,430	$908,573	$—	$3,856,003	$3,851,119
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,363)	$—	$(2,363)	$—

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$57,825	$—	$—	$57,825	$57,825
Held-to-maturity securities	—	24,871	—	24,871	24,881
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	24,869
Loans held for sale	—	5,943	—	5,943	5,890
Net loans and leases held for investment	—	—	3,193,886	3,193,886	3,222,569
Servicing rights	—	—	9,548	9,548	6,485
Total assets	$57,825	$30,814	$3,203,434	$3,292,073	$3,342,519
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,631,378	$—	$—	$2,631,378	$2,631,378
Time deposits	—	628,096	—	628,096	626,189
Total deposits	2,631,378	628,096	—	3,259,474	3,257,567
Short-term borrowings	—	195,572	—	195,572	196,171
Long-term debt	—	130,157	—	130,157	127,522
Subordinated notes	—	95,188	—	95,188	94,087
Total liabilities	$2,631,378	$1,049,013	$—	$3,680,391	$3,675,347
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,218)	$—	$(2,218)	$—
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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at September 30, 2017 and December 31, 2016.
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
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2017, impaired loans held for investment had a carrying amount of $30.6 million with a valuation allowance of

$88 thousand. At December 31, 2016, impaired loans held for investment had a carrying amount of $43.9 million with a valuation allowance of $235 thousand. The Corporation had impaired leases of $1.3 million with no reserve at September 30, 2017. The Corporation had no impaired leases at December 31, 2016.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on SBA loans. At September 30, 2017 and December 31, 2016, servicing rights had a carrying amount of $6.6 million with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2017, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported as the lower of the original cost and the current the fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. During 2017, two properties had write-downs totaling $199 thousand and seven properties were sold at a net gain of $383 thousand which were both included in other noninterest income in the statement of income. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 12. Segment Reporting
At September 30, 2017, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
The Corporation's Banking segment consists of commercial, consumer and mortgage banking as well as lease financing. The Wealth Management segment consists of investment advisory services, retirement plan services, trust, municipal pension services and broker/dealer services. The Insurance segment consists of commercial lines, personal lines, benefits and human resources consulting.

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

The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2017	At December 31, 2016	At September 30, 2016
Banking	$4,327,920	$4,137,873	$4,045,419
Wealth Management	34,903	35,061	32,721
Insurance	25,139	24,472	23,830
Other	29,401	33,122	38,474
Consolidated assets	$4,417,363	$4,230,528	$4,140,444
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$42,161	$4	$—	$7	$42,172
Interest expense	5,285	—	—	—	5,285
Net interest income	36,876	4	—	7	36,887
Provision for loan and lease losses	2,689	—	—	—	2,689
Noninterest income	4,993	5,428	3,620	68	14,109
Intangible expenses	357	168	165	—	690
Other noninterest expense	24,479	3,472	2,803	1,251	32,005
Intersegment (revenue) expense*	(611)	261	350	—	—
Income (expense) before income taxes	14,955	1,531	302	(1,176)	15,612
Income tax expense (benefit)	4,166	611	128	(489)	4,416
Net income (loss)	$10,789	$920	$174	$(687)	$11,196
Capital expenditures	$582	$5	$3	$178	$768

	Three Months Ended
	September 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$36,697	$1	$—	$7	$36,705
Interest expense	3,836	—	—	—	3,836
Net interest income	32,861	1	—	7	32,869
Provision for loan and lease losses	1,415	—	—	—	1,415
Noninterest income	5,802	4,902	3,396	37	14,137
Intangible expenses	403	231	220	—	854
Acquisition-related and integration costs and restructuring charges	14,156	—	—	(92)	14,064
Other noninterest expense	23,580	3,437	2,906	2,225	32,148
Intersegment (revenue) expense*	(292)	133	159	—	—
(Expense) income before income taxes	(599)	1,102	111	(2,089)	(1,475)
Income tax (benefit) expense	(1,375)	413	61	(632)	(1,533)
Net income (loss)	$776	$689	$50	$(1,457)	$58
Capital expenditures	$2,814	$5	$9	$672	$3,500

	Nine Months Ended
	September 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$120,575	$6	$—	$17	$120,598
Interest expense	14,128	—	—	—	14,128
Net interest income	106,447	6	—	17	106,470
Provision for loan and lease losses	7,900	—	—	—	7,900
Noninterest income	16,945	15,965	11,913	265	45,088
Intangible expenses	1,151	506	238	—	1,895
Other noninterest expense	71,173	10,404	8,718	5,083	95,378
Intersegment (revenue) expense*	(1,669)	693	976	—	—
Income (expense) before income taxes	44,837	4,368	1,981	(4,801)	46,385
Income tax expense (benefit)	12,086	1,738	837	(2,106)	12,555
Net income (loss)	$32,751	$2,630	$1,144	$(2,695)	$33,830
Capital expenditures	$6,921	$27	$202	$262	$7,412

	Nine Months Ended
	September 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$88,526	$4	$—	$21	$88,551
Interest expense	8,210	—	—	288	8,498
Net interest income	80,316	4	—	(267)	80,053
Provision for loan and lease losses	2,571	—	—	—	2,571
Noninterest income	15,842	14,286	11,736	105	41,969
Intangible expenses	527	838	1,246	—	2,611
Acquisition-related and integration costs and restructuring charges	14,204	—	—	1,265	15,469
Other noninterest expense	62,016	9,742	8,962	4,751	85,471
Intersegment (revenue) expense*	(1,282)	563	719	—	—
Income (expense) before income taxes	18,122	3,147	809	(6,178)	15,900
Income tax expense (benefit)	3,273	1,191	357	(1,508)	3,313
Net income (loss)	$14,849	$1,956	$452	$(4,670)	$12,587
Capital expenditures	$6,134	$29	$30	$1,501	$7,694
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
A roll-forward of the remaining accrued restructuring expense for the nine months ended September 30, 2017 is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2017	$901	$228	$81	$1,210
Payments	(832)	—	(51)	(883)
Non-cash settlement	—	(228)	—	(228)
Accrued at September 30, 2017	$69	$—	$30	$99

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

As discussed in Note 4, during the first quarter of 2017, certain lessees stopped making payments and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital, Inc. and certain other defendants on March 28, 2017 by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. On September 25, 2017, Univest Capital, Inc. entered into a Release and Settlement Agreement whereby Univest Capital, Inc. will receive $1.0 million based upon court approval of the Agreement and is eligible to receive up to an additional $1.3 million. Payment of the $1.3 million is subject to the individual guarantor's election of whether or not they will be subject to the Release and Settlement Agreement. It is expected this election process will be completed by March 31, 2018. If a guarantor elects to be subject to the Release and Settlement Agreement, Univest Capital, Inc. will receive a payment of $43 thousand per guarantor. If a guarantor elects not to be subject to the Release and Settlement Agreement, Univest Capital, Inc. has the right to pursue collection of the full amount owed, which ranges from $108 thousand to $228 thousand per guarantor, via the normal collection process. As of September 30, 2017, Univest Capital, Inc. has a receivable totaling $2.3 million related to this matter, of which $1.3 million is recorded as a nonaccruing lease receivable and $1.0 million is included in other assets. The $1.0 million payment under the Release and Settlement Agreement, which is subject to court approval, is currently in escrow and is expected to be received during the fourth quarter of 2017.

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
Forward-Looking Statements
The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	Legislative, regulatory and accounting changes;

•	Demand for our financial products and services in our market area;

•	Volatility in interest rates;

•	The quality and composition of our loan and investment portfolios;

•	Timing of revenues and expenditures;

•	Returns on investment decisions; and

•	Other risks and uncertainties, including those occurring in the U.S. and world financial systems;
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Corporation of Pennsylvania (the Corporation) Annual Report on Form 10-K for the year ended December 31, 2016 under the section entitled "Item 1A -- Risk Factors," and from time to time in other filings made by the Corporation with the SEC.
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

General
The Corporation is a bank holding company and owns all of the capital stock of Univest Bank and Trust Co. (the Bank).
The Bank is engaged in the commercial and consumer banking business and provides a full range of banking and trust services to customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm and Girard Partners (Girard), a registered investment advisory firm. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor, which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout the Bank's markets of operation.
The Corporation earns revenue primarily from the margins and fees generated from lending and depository services to customers as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings through business growth while maintaining adequate levels of capital and liquidity and limiting exposure to credit and interest rate risk to Board of Directors approved levels.
The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. The Corporation plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also faces intense competition from domestic and international banking organizations and other insurance and wealth management providers. The Corporation has taken initiatives to achieve its business objectives by acquiring banks and other financial service providers in strategic markets, through marketing, public relations and advertising, by establishing standards of service excellence for customers, and by using technology to ensure that the needs of customers are understood and satisfied.
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net income	$11,196	$58	$11,138	N/M	$33,830	$12,587	$21,243	N/M
Net income per share:
Basic	$0.42	$—	$0.42	N/M	$1.27	$0.58	$0.69	N/M
Diluted	0.42	—	0.42	N/M	1.27	0.57	0.70	N/M
Return on average assets	1.01%	0.01%	100 BP	N/M	1.05%	0.51%	54 BP	N/M
Return on average equity	8.43	0.05	838 BP	N/M	8.73%	4.07%	466 BP	N/M

The Corporation reported net income of $11.2 million, or $0.42 diluted earnings per share, for the three months ended September 30, 2017, compared to net income of $58 thousand, or $0.00 diluted earnings per share, for the three months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $33.8 million, or $1.27 diluted earnings per share, compared to $12.6 million, or $0.57 diluted earnings per share, for the comparable period in the prior year. The financial results for the nine months ended September 30, 2017 included a tax-free bank owned life insurance (BOLI) death benefit claim of $889 thousand recognized in the second quarter of 2017, which represents $0.03 diluted earnings per share. The financial results for the three and nine months ended September 30, 2016 included acquisition and integration costs related to the acquisition of Fox Chase Bancorp (Fox Chase) of $9.2 million and $10.6 million, or $0.35 and $0.48 of diluted earnings per share net of tax, respectively. There were no acquisition and integration costs during the nine months ended September 30, 2017.

.

Results of Operations
On July 1, 2016, the Corporation acquired Fox Chase. The comparative results of operations for the three and nine months ended September 30, 2017 include the impact of this acquisition.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income and interest expense and the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2017 and 2016. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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
Three and nine months ended September 30, 2017 versus 2016
Net interest income on a tax-equivalent basis for the three months ended September 30, 2017 was $38.3 million, an increase of $4.0 million, or 11.7%, compared to the same period in 2016. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2017 was $110.7 million, an increase of $26.6 million, or 31.6%, compared to the same period in 2016. The net interest margin on a tax-equivalent basis for the third quarter of 2017 was 3.80%, compared to 3.68% for the third quarter of 2016. The increase in net interest income (tax-equivalent) for the third quarter of 2017 as compared to the same period in the prior year was primarily due to loan growth and increases in loan yields partially offset by higher funding costs. The increase in net interest income (tax-equivalent) for the nine months ended September 30, 2017 was mainly due to the impact of the acquisition of Fox Chase, which occurred on the July 1, 2016 and organic loan growth during the past year. The favorable impact of purchase accounting accretion was 11 basis points ($1.1 million) for the three months ended September 30, 2017 compared to seven basis points ($647 thousand) for the three months ended September 30, 2016. The favorable impact of purchase accounting accretion was nine basis points ($2.6 million) for the nine months ended September 30, 2017 compared to five basis points ($950 thousand) for the nine months ended September 30, 2016.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$43,941	$133	1.20%	$16,248	$14	0.34%
U.S. government obligations	31,126	110	1.40	43,622	125	1.14
Obligations of states and political subdivisions	81,114	846	4.14	96,581	1,030	4.24
Other debt and equity securities	347,622	1,745	1.99	363,587	1,358	1.49
Federal funds sold and other earning assets	28,063	375	5.30	18,987	321	6.73
Total interest-earning deposits, investments, federal funds sold and other earning assets	531,866	3,209	2.39	539,025	2,848	2.10
Commercial, financial and agricultural loans	762,418	8,656	4.50	674,569	6,571	3.88
Real estate—commercial and construction loans	1,549,799	17,999	4.61	1,382,947	15,816	4.55
Real estate—residential loans	770,839	8,751	4.50	710,814	7,887	4.41
Loans to individuals	27,509	416	6.00	31,416	415	5.26
Municipal loans and leases	281,509	3,208	4.52	288,391	3,030	4.18
Lease financings	75,161	1,331	7.03	76,136	1,547	8.08
Gross loans and leases	3,467,235	40,361	4.62	3,164,273	35,266	4.43
Total interest-earning assets	3,999,101	43,570	4.32	3,703,298	38,114	4.09
Cash and due from banks	46,969			40,835
Reserve for loan and lease losses	(21,425)			(17,110)
Premises and equipment, net	65,025			61,361
Other assets	326,662			359,084
Total assets	$4,416,332			$4,147,468
Liabilities:
Interest-bearing checking deposits	$438,956	132	0.12	$389,079	114	0.12
Money market savings	587,590	919	0.62	483,579	428	0.35
Regular savings	904,528	646	0.28	793,644	352	0.18
Time deposits	557,757	1,371	0.98	606,561	1,187	0.78
Total time and interest-bearing deposits	2,488,831	3,068	0.49	2,272,863	2,081	0.36
Short-term borrowings	72,719	169	0.92	229,282	276	0.48
Long-term debt	207,057	794	1.52	93,188	218	0.93
Subordinated notes	94,238	1,254	5.28	94,035	1,261	5.33
Total borrowings	374,014	2,217	2.35	416,505	1,755	1.68
Total interest-bearing liabilities	2,862,845	5,285	0.73	2,689,368	3,836	0.57
Noninterest-bearing deposits	991,487			904,197
Accrued expenses and other liabilities	34,968			47,439
Total liabilities	3,889,300			3,641,004
Shareholders’ Equity:
Common stock	144,559			144,559
Additional paid-in capital	231,575			229,319
Retained earnings and other equity	150,898			132,586
Total shareholders’ equity	527,032			506,464
Total liabilities and shareholders’ equity	$4,416,332			$4,147,468
Net interest income		$38,285			$34,278
Net interest spread			3.59			3.52
Effect of net interest-free funding sources			0.21			0.16
Net interest margin			3.80%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities	139.69%			137.70%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended September 30, 2017 and 2016 have been calculated using the
Corporation’s federal applicable rate of 35%.

	Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$23,624	$188	1.06%	$14,514	$51	0.47%
U.S. government obligations	32,862	329	1.34	61,231	551	1.20
Obligations of states and political subdivisions	83,424	2,654	4.25	99,617	3,251	4.36
Other debt and equity securities	349,930	5,047	1.93	222,427	3,394	2.04
Federal funds sold and other earning assets	27,952	1,129	5.40	14,956	573	5.12
Total interest-earning deposits, investments, federal funds sold and other earning assets	517,792	9,347	2.41	412,745	7,820	2.53
Commercial, financial and agricultural loans	748,489	24,669	4.41	508,195	14,717	3.87
Real estate—commercial and construction loans	1,504,024	50,368	4.48	1,057,379	35,841	4.53
Real estate—residential loans	753,186	25,466	4.52	603,900	20,004	4.42
Loans to individuals	28,304	1,222	5.77	30,402	1,222	5.37
Municipal loans and leases	281,347	9,513	4.52	253,925	8,378	4.41
Lease financings	77,050	4,230	7.34	75,538	4,613	8.16
Gross loans and leases	3,392,400	115,468	4.55	2,529,339	84,775	4.48
Total interest-earning assets	3,910,192	124,815	4.27	2,942,084	92,595	4.20
Cash and due from banks	44,257			35,070
Reserve for loan and lease losses	(20,045)			(17,223)
Premises and equipment, net	65,076			49,451
Other assets	328,010			272,087
Total assets	$4,327,490			$3,281,469
Liabilities:
Interest-bearing checking deposits	$437,099	355	0.11	$380,780	273	0.10
Money market savings	560,071	2,177	0.52	394,532	1,090	0.37
Regular savings	849,629	1,441	0.23	688,630	725	0.14
Time deposits	565,437	3,747	0.89	467,192	2,984	0.85
Total time and interest-bearing deposits	2,412,236	7,720	0.43	1,931,134	5,072	0.35
Short-term borrowings	120,390	756	0.84	103,974	599	0.77
Long-term debt	185,315	1,876	1.35	31,290	218	0.93
Subordinated notes	94,177	3,776	5.36	64,395	2,609	5.41
Total borrowings	399,882	6,408	2.14	199,659	3,426	2.29
Total interest-bearing liabilities	2,812,118	14,128	0.67	2,130,793	8,498	0.53
Noninterest-bearing deposits	960,797			694,165
Accrued expenses and other liabilities	36,581			43,163
Total liabilities	3,809,496			2,868,121
Shareholders’ Equity:
Common stock	144,559			121,784
Additional paid-in capital	230,793			157,334
Retained earnings and other equity	142,642			134,230
Total shareholders’ equity	517,994			413,348
Total liabilities and shareholders’ equity	$4,327,490			$3,281,469
Net interest income		$110,687			$84,097
Net interest spread			3.60			3.67
Effect of net interest-free funding sources			0.18			0.15
Net interest margin			3.78%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	139.05%			138.07%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the nine months ended September 30, 2017 and 2016 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2017 Versus 2016			September 30, 2017 Versus 2016
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$48	$71	$119	$46	$91	$137
U.S. government obligations	(40)	25	(15)	(280)	58	(222)
Obligations of states and political subdivisions	(161)	(23)	(184)	(517)	(80)	(597)
Other debt and equity securities	(61)	448	387	1,845	(192)	1,653
Federal funds sold and other earning assets	132	(78)	54	523	33	556
Interest on deposits, investments, federal funds sold and other earning assets	(82)	443	361	1,617	(90)	1,527
Commercial, financial and agricultural loans	938	1,147	2,085	7,683	2,269	9,952
Real estate—commercial and construction loans	1,968	215	2,183	14,928	(401)	14,527
Real estate—residential loans	696	168	864	5,004	458	5,462
Loans to individuals	(54)	55	1	—	—	—
Municipal loans and leases	(72)	250	178	922	213	1,135
Lease financings	(20)	(196)	(216)	90	(473)	(383)
Interest and fees on loans and leases	3,456	1,639	5,095	28,627	2,066	30,693
Total interest income	3,374	2,082	5,456	30,244	1,976	32,220
Interest expense:
Interest-bearing checking deposits	18	—	18	49	33	82
Money market savings	108	383	491	553	534	1,087
Regular savings	59	235	294	191	525	716
Time deposits	(102)	286	184	623	140	763
Interest on time and interest-bearing deposits	83	904	987	1,416	1,232	2,648
Short-term borrowings	(262)	155	(107)	100	57	157
Long-term debt	380	196	576	1,519	139	1,658
Subordinated notes	3	(10)	(7)	1,191	(24)	1,167
Interest on borrowings	121	341	462	2,810	172	2,982
Total interest expense	204	1,245	1,449	4,226	1,404	5,630
Net interest income	$3,170	$837	$4,007	$26,018	$572	$26,590

Interest Income
Three and nine months ended September 30, 2017 versus 2016
Interest income on a tax-equivalent basis for the three months ended September 30, 2017 was $43.6 million, an increase of $5.5 million from the same period in 2016. Interest income on a tax-equivalent basis for the nine months ended September 30, 2017 was $124.8 million, an increase of $32.2 million from the same period in 2016. The increase in interest income (tax-equivalent) for the three months ended September 30, 2017 was primarily due to organic loan growth in commercial real estate, commercial business and residential real estate loans and an increase in loan yields, primarily due to Federal Reserve interest rate increases in the fourth quarter of 2016 and 2017. The increase in interest income (tax-equivalent) for the nine months ended September 30, 2017 was mainly due to the impact of the Fox Chase acquisition and organic loan growth in commercial real estate, commercial business and residential real estate loans. The favorable impact of purchase accounting accretion on interest-earning assets was five basis points ($527 thousand) for the three months ended September 30, 2017. The purchase accounting accretion had no impact on the yield on total interest-earning assets for the three months ended September 30, 2016. The favorable impact of purchase accounting accretion on interest-earning assets was three basis points ($837 thousand) for the nine months ended September 30, 2017 compared to a favorable impact of one basis point ($167 thousand) for the same period in the prior year.
Interest Expense
Three and nine months ended September 30, 2017 versus 2016
Interest expense for the three months ended September 30, 2017 was $5.3 million, an increase of $1.4 million from the same period in 2016. Interest expense for the nine months ended September 30, 2017 was $14.1 million, an increase of $5.6 million from the same period in 2016. The increase in interest expense for the three months ended September 30, 2017 was primarily due to higher deposit and borrowing costs, primarily due to Federal Reserve interest rate increases in the fourth quarter of 2016 and 2017. The increase in interest expense for the nine months ended September 30, 2017 was mainly due to the impact of the Fox Chase acquisition and higher deposit and borrowing costs. The favorable impact of purchase accounting accretion on interest-bearing liabilities was eight basis points ($539 thousand) for the three months ended September 30, 2017 compared to a favorable impact of ten basis points ($669 thousand) for the same period in the prior year. The favorable impact of purchase accounting accretion on interest-bearing liabilities was eight basis points ($1.7 million) for the nine months ended September 30, 2017 compared to a favorable impact of five basis point ($783 thousand) for the same period in the prior year.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three months ended September 30, 2017 was $2.7 million compared to $1.4 million for the same period in 2016. Net loan and lease charge-offs were $3.1 million for the three months ended September 30, 2017 compared to $1.7 million for the same period in the prior year. During the three months ended September 30, 2017, the Corporation charged-off $2.8 million related to $5.0 million of software leases under a vendor referral program. The provision for loan losses related to this program was $1.9 million during the three months ended September 30, 2017 as the Corporation had an allowance for loan and lease loss reserve of $886 thousand related to this program at June 30, 2017.
The provision for loan and lease losses for the nine months ended September 30, 2017 was $7.9 million compared to $2.6 million for the same period in 2016. Net loan and lease charge-offs were $4.9 million for the nine months ended September 30, 2017 compared to $3.3 million for the same period in the prior year. Total provision for loan and lease losses for the vendor referral program previously discussed was $2.8 million during the nine months ended September 30, 2017. The provision for loan and lease losses increased for the nine months ended September 30, 2017 due to the increased charge-offs and an increase in originated loans in the amount of $500.1 million at September 30, 2017 from December 31, 2016.

Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Trust fee income	$1,924	$1,958	$(34)	(1.7)%	$5,847	$5,820	$27	0.5%
Service charges on deposit accounts	1,371	1,344	27	2.0	3,927	3,398	529	15.6
Investment advisory commission and fee income	3,455	2,905	550	18.9	9,969	8,352	1,617	19.4
Insurance commission and fee income	3,492	3,267	225	6.9	11,530	11,328	202	1.8
Other service fee income	2,123	1,965	158	8.0	6,355	5,727	628	11.0
Bank owned life insurance income	742	711	31	4.4	3,147	1,716	1,431	83.4
Net gain on sales of investment securities	7	30	(23)	(76.7)	43	487	(444)	(91.2)
Net gain on mortgage banking activities	908	2,006	(1,098)	(54.7)	3,558	4,935	(1,377)	(27.9)
Other income (loss)	87	(49)	136	N/M	712	206	506	N/M
Total noninterest income	$14,109	$14,137	$(28)	(0.2)%	$45,088	$41,969	$3,119	7.4%

Three and nine months ended September 30, 2017 versus 2016

Noninterest income for the three months ended September 30, 2017 was $14.1 million, consistent with the same period in the prior year. Noninterest income for the nine months ended September 30, 2017 was $45.1 million, an increase of $3.1 million, or 7.4%, from the same period in the prior year. Service charges on deposits increased $529 thousand, or 15.6%, for the nine months ended September 30, 2017, mostly due to fees on deposit accounts acquired from Fox Chase. Investment advisory commission and fee income increased $550 thousand, or 18.9%, for the three months and $1.6 million, or 19.4%, for the nine months ended September 30, 2017 primarily due to new customer relationships and favorable market performance during 2017. BOLI income increased $1.4 million for the nine months ended September 30, 2017, primarily due to proceeds from BOLI death benefits of $889 thousand recognized in the second quarter of 2017 and policies acquired from Fox Chase. Other service fee income increased $158 thousand, or 8% for the three months and $628 thousand, or 11% for the nine months ended September 30, 2017 primarily due to interchange fee income, partially related to Fox Chase customers and an increase in mortgage servicing fee income mainly due to higher volume and lower amortization expense as a result of reduced loan prepayments. Other income increased $506 thousand for the nine months ended September 30, 2017 primarily due to an increase in net gains on sales of other real estate owned of $280 thousand and an increase in net gains on sales of fixed assets of $173 thousand compared to the same period in the prior year.

These increases were partially offset by decreases in the net gain on sale of securities of $23 thousand for the three months and $444 thousand for the nine months ended September 30, 2017 as less securities were sold. In addition, the net gain on mortgage banking decreased $1.1 million, or 54.7%, for the three months and $1.4 million, or 27.9%, for the nine months ended September 30, 2017 primarily due to a decrease in mortgage refinance volume and a shortage of housing supply.

Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and benefits	$16,909	$16,710	$199	1.2%	$49,919	$44,972	$4,947	11.0%
Commissions	2,244	2,485	(241)	(9.7)	6,668	6,743	(75)	(1.1)
Net occupancy	2,523	2,534	(11)	(0.4)	7,872	6,730	1,142	17.0
Equipment	1,019	942	77	8.2	3,043	2,468	575	23.3
Data processing	2,118	2,169	(51)	(2.4)	6,257	4,980	1,277	25.6
Professional fees	1,447	1,322	125	9.5	3,934	3,289	645	19.6
Marketing and advertising	271	345	(74)	(21.4)	1,125	1,396	(271)	(19.4)
Deposit insurance premiums	409	327	82	25.1	1,262	1,192	70	5.9
Intangible expenses	690	854	(164)	(19.2)	1,895	2,611	(716)	(27.4)
Acquisition-related costs	—	8,784	(8,784)	N/M	—	10,156	(10,156)	N/M
Integration costs	—	5,365	(5,365)	N/M	—	5,398	(5,398)	N/M
Restructuring recoveries	—	(85)	85	N/M	—	(85)	85	N/M
Other expense	5,065	5,314	(249)	(4.7)	15,298	13,701	1,597	11.7
Total noninterest expense	$32,695	$47,066	$(14,371)	(30.5)%	$97,273	$103,551	$(6,278)	(6.1)%

Three and nine months ended September 30, 2017 versus 2016

Noninterest expense for the three months ended September 30, 2017 was $32.7 million, a decrease of $14.4 million, or 30.5%, from the same period in the prior year. Noninterest expense for the nine months ended September 30, 2017 was $97.3 million, a decrease of $6.3 million, or 6.1%, from the same period in the prior year. Acquisition and integration costs during 2016 related to the Fox Chase acquisition were $14.1 million for the three months and $15.6 million for the nine months ended September 30, 2016. There were no acquisition or integration costs during the three or nine months ended September 30, 2017. In addition, intangible expense decreased $164 thousand for the three months and $716 thousand for the nine months ended September 30, 2017 primarily as a result of the settlement of the Girard Partners acquisition earn-out in the fourth quarter of 2016 and the conclusion of the earn-out period for the Sterner Insurance Associates acquisition, which resulted in a reversal of a prior accrual of $303 thousand during the second quarter of 2017.

These decreases were partially offset by the following increases in non-interest expense for the nine months ended September 30, 2017. Salaries and benefit expense increased $4.9 million for the nine months ended September 30, 2017, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Premises and equipment expenses increased $1.7 million for the nine months ended September 30, 2017, primarily due to higher premises expense related to Fox Chase locations and expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $1.3 million for the nine months ended September 30, 2017 due to increased investments in customer relationship management software and outsourced data processing solutions as well as the addition of Fox Chase processing expense. Other expense increased $1.6 million for the nine months ended September 30, 2017 primarily due to inclusion of Fox Chase-related expenses and an increase of $963 thousand for the nine months ended September 30, 2017 related to Bank shares tax as a result of a statutory rate increase in 2017 and the Corporation's growth primarily due to the Fox Chase acquisition.
Tax Provision
The provision for income taxes for the three months ended September 30, 2017 and 2016 was an expense of $4.4 million and benefit of $1.5 million, at effective rates of 28.3% and 103.9%, respectively. The provision for income taxes for the nine months ended September 30, 2017 and 2016 was $12.6 million and $3.3 million at effective rates of 27.1% and 20.8%, respectively. During the three and nine months ended September 30, 2017, the Corporation recognized a BOLI death benefit of $0 thousand and $889 thousand, respectively, and a discrete tax benefit related to the vesting of restricted stock and exercise of stock options of $212 thousand and $591 thousand, respectively, which provided a tax deduction greater than previously recorded. This change was in accordance with ASU No. 2016-09, which was implemented by the Corporation in the fourth quarter of 2016 and requires the tax impact of such equity-based compensation activities to be recorded as an adjustment to the income tax provision in the period incurred, rather than an adjustment to equity. Excluding these two items, the effective income tax rate was 30.1% and 29.1% for the three and nine months ended September 30, 2017, respectively, which reflects the impact of the Corporation's level of tax-exempt income for the period relative to the overall level of taxable income.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At September 30, 2017	At December 31, 2016	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$79,490	$57,825	$21,665	37.5
Investment securities	443,822	468,518	(24,696)	(5.3)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	27,244	24,869	2,375	9.6
Loans held for sale	2,228	5,890	(3,662)	(62.2)
Loans and leases held for investment	3,487,164	3,285,886	201,278	6.1
Reserve for loan and lease losses	(20,543)	(17,499)	(3,044)	(17.4)
Premises and equipment, net	64,586	63,638	948	1.5
Goodwill and other intangibles, net	187,126	189,210	(2,084)	(1.1)
Bank owned life insurance	100,158	99,948	210	0.2
Accrued interest receivable and other assets	46,088	52,243	(6,155)	(11.8)
Total assets	$4,417,363	$4,230,528	$186,835	4.4%
Investment Securities
Total investments securities at September 30, 2017 decreased $24.7 million from December 31, 2016. Maturities and pay-downs of $86.7 million, calls of $7.4 million and sales of $3.5 million were partially offset by purchases of $71.4 million and increases in the fair value of available-for-sale investment securities of $4.0 million. The yield curve flattened since year end resulting in lower long-term rates and an increased fair value on the available-for-sale investment securities.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $12.5 million and $10.1 million at September 30, 2017 and December 31, 2016, respectively. FHLB stock increased $2.4 million mainly due to purchase requirements related to the increase in FHLB borrowings during the year.
The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at September 30, 2017 and December 31, 2016.
Loans and Leases
Gross loans and leases held for investment grew $201.3 million, or 6.1%, from December 31, 2016. The growth in loans was primarily in commercial real estate, commercial business and residential real estate loans, as the Bank increased its number of commercial lenders due to the Fox Chase acquisition and expansion into Lancaster County.
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
At September 30, 2017, the recorded investment in loans and leases held for investment that were considered to be impaired was $31.8 million. The related reserve for loan and lease losses was $88 thousand. At December 31, 2016, the recorded investment in loans and leases that were considered to be impaired was $43.9 million. The related reserve for loan and lease losses was $235 thousand. During the second quarter of 2017, an accruing impaired commercial real estate loan for $10.4 million was removed from impaired status. During the third quarter of 2017, the Corporation charged-off $2.8 million related to $5.0 million of software leases under a vendor referral program. See Notes 4 and 14 to the financial statements included in Part I, Item I of this Form 10-Q, for additional information. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
Other real estate owned was $1.8 million at September 30, 2017, compared to $5.0 million at December 31, 2016. During the nine months ended September 30, 2017, five commercial real estate properties with a total carrying value of $1.9 million were sold for a net gain of $204 thousand, of which one property with a carrying value of $653 thousand was transferred to other real estate owned during the first quarter. Six units of a condominium complex with a carrying value of $1.5 million were sold for a gain of $231 thousand and a vacant parcel of land with a carrying value of $225 thousand was sold at a loss of $52 thousand.
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
The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $385 thousand at September 30, 2017 and December 31, 2016.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

(Dollars in thousands)	At September 30, 2017	At December 31, 2016
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$5,143	$5,746
Real estate—commercial	4,514	5,651
Real estate—construction	365	—
Real estate—residential	4,224	5,983
Lease financings	1,703	536
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	15,949	17,916
Accruing troubled debt restructured loans and lease modifications not included in the above	11,468	3,252
Accruing loans and leases 90 days or more past due:
Real estate—commercial	164	—
Real estate—residential	705	652
Loans to individuals	198	142
Lease financings	528	193
Total accruing loans and leases, 90 days or more past due	1,595	987
Total nonperforming loans and leases	29,012	22,155
Other real estate owned	1,763	4,969
Total nonperforming assets	$30,775	$27,124
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.46%	0.55%
Nonperforming loans and leases / loans and leases held for investment	0.83	0.67
Nonperforming assets / total assets	0.70	0.64

Allowance for loan and lease losses	$20,543	$17,499
Allowance for loan and lease losses / loans and leases held for investment	0.59	0.53
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.71	0.73
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	128.80	97.67
Allowance for loan and lease losses / nonperforming loans and leases held for investment	70.81	78.98
Acquired credit impaired loans	1,622	7,352

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.88%	0.90%
Nonperforming assets and acquired credit impaired loans / total assets	0.73	0.81
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,724	$1,753

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2017	At December 31, 2016
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$15,949	$17,916
Nonaccrual loans and leases with partial charge-offs	5,430	5,000
Life-to-date partial charge-offs on nonaccrual loans and leases	4,432	2,857
Charge-off rate of nonaccrual loans and leases with partial charge-offs	44.9%	36.4%
Specific reserves on impaired loans	$88	$235
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $1.0 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. The amortization of intangible assets was $3.2 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets" for a summary of intangible assets at September 30, 2017 and December 31, 2016. The Corporation also has goodwill with a net carrying value of $172.6 million at September 30, 2017 and December 31, 2016, which is deemed to be an indefinite intangible asset and is not amortized.
The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2017 and 2016. Since the last annual impairment analysis during 2016, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2017	At December 31, 2016	Change
			Amount	Percent
Deposits	$3,518,590	$3,257,567	$261,023	8.0%
Short-term borrowings	32,091	196,171	(164,080)	(83.6)
Long-term debt	206,168	127,522	78,646	61.7
Subordinated notes	94,270	94,087	183	0.2
Accrued interest payable and other liabilities	37,446	49,972	(12,526)	(25.1)
Total liabilities	$3,888,565	$3,725,319	$163,246	4.4%

Deposits
Total deposits increased $261.0 million, or 8.0%, from December 31, 2016, primarily due to growth in commercial customer relationships and the related deposits and increases in public funds deposits.
Borrowings
Total borrowings decreased $85.3 million from December 31, 2016, primarily due to a decrease in short-term borrowings of $164.1 million partially offset by an increase in long-term FHLB advances of $80.0 million. The Corporation increased its long-term advances as part of a balance sheet management strategy to take advantage of the flattening yield curve and obtain relatively low cost longer term fixed rate borrowings.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2017	At December 31, 2016	Change
			Amount	Percent
Common stock	$144,559	$144,559	$—	N/M
Additional paid-in capital	232,172	230,494	1,678	0.7
Retained earnings	212,363	194,516	17,847	9.2
Accumulated other comprehensive loss	(16,343)	(19,454)	3,111	16.0
Treasury stock	(43,953)	(44,906)	953	2.1
Total shareholders’ equity	$528,798	$505,209	$23,589	4.7%

The increase in shareholder's equity at September 30, 2017 of $23.6 million from December 31, 2016 was primarily related to an increase in retained earnings of $17.8 million. Retained earnings at September 30, 2017 were impacted by the nine months of net income of $33.8 million partially offset by cash dividends declared of $16.0 million. Accumulated other comprehensive loss decreased by $3.1 million mainly attributable to increases in the fair value of available-for-sale investment securities. Treasury stock decreased by $1.0 million primarily due to the issuance of restricted stock.

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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total capital, Tier 1 capital and Tier 1 common capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), or leverage ratio.
In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The new minimum capital requirements were effective on January 1, 2015. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer requirements began to be phased in over a four-year period beginning January 1, 2016 with final phase in occurring 2019.
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2017, the Corporation and the Bank must hold a capital conservation buffer greater than 1.250% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. It is the Corporation's and Bank's intent to maintain capital levels in excess of the capital conservation buffer which would require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50% beginning in the first quarter of 2019.

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of September 30, 2017 and December 31, 2016 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$486,053	12.47%	$311,879	8.00%	$389,849	10.00%
Bank	455,837	11.78	309,581	8.00	386,977	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	370,564	9.51	233,909	6.00	311,879	8.00
Bank	434,618	11.23	232,186	6.00	309,581	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	370,564	9.51	175,432	4.50	253,402	6.50
Bank	434,618	11.23	174,139	4.50	251,535	6.50
Tier 1 Capital (to Average Assets):
Corporation	370,564	8.74	169,670	4.00	212,088	5.00
Bank	434,618	10.32	168,431	4.00	210,538	5.00
At December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$462,198	12.44%	$297,284	8.00%	$371,604	10.00%
Bank	436,435	11.85	294,679	8.00	368,349	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	222,963	6.00	297,284	8.00
Bank	418,266	11.36	221,010	6.00	294,679	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	167,222	4.50	241,543	6.50
Bank	418,266	11.36	165,757	4.50	239,427	6.50
Tier 1 Capital (to Average Assets):
Corporation	349,942	8.84	158,410	4.00	198,013	5.00
Bank	418,266	10.64	157,254	4.00	196,567	5.00
At September 30, 2017 and December 31, 2016, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2017, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 1.250% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At September 30, 2017, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the phase in of the capital conservation buffer as well as the impact of new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) on its regulatory capital ratios. See Note 1 to the financial statements included in Part I, Item I of this Form 10-Q for additional information.

Asset/Liability Management
The primary functions of Asset/Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers and corporate needs. Management's objective to address interest rate risk is to understand the Corporation's susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.
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

Liquidity
The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings and certificates of deposit at maturity, operating expenditures, and capital expansion. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a weekly basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.
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
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.4 billion. At September 30, 2017 and December 31, 2016, the carrying amount of overnight borrowings with the FHLB was $11.0 million and $91.3 million, respectively. At September 30, 2017 and December 31, 2016, the carrying amount of long-term borrowings with the FHLB was $175.3 million and $96.2 million, respectively. At September 30, 2017 and December 31, 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $328.8 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks totaling $367.0 million and $302.0 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Corporation had $0.0 million and $80.0 million, respectively, outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $52.5 million and $55.7 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At September 30, 2017, the Corporation had no outstanding borrowings under this line.

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
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As discussed in Notes 4 and 14 to the financial statements included in Part I, Item I of this Form 10-Q, Univest Capital, Inc. is party to a Release and Settlement Agreement related to previously disclosed legal proceedings.

Item 1A.	Risk Factors
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2017	—	$—	—	1,014,246
August 1 – 31, 2017	—	—	—	1,014,246
September 1 – 30, 2017	—	—	—	1,014,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

2.
On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. The repurchased shares limit does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: November 3, 2017	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2017	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)