Form 10-K
period 2017-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2018-03-01
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $772,823,181 as of June 30, 2017 based on the June 30, 2017 closing price of the Registrant's Common Stock of $29.95 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,362,569
(Title of Class)	(Number of shares outstanding at January 31, 2018)

DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 17, 2018.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below as well as the risk factors described in Item 1A. “Risk Factors”:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting various lines of business;

•	Legislative, regulatory and accounting changes;

•	Demand for our financial products and services in our market area;

•	Volatility in interest rates;

•	The quality and composition of our loan and investment portfolios;

•	Timing of revenue and expenditures;

•	Returns on investment decisions;

•	Other risks and uncertainties, including those occurring in the U.S. and world financial systems; and

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

The Bank is engaged in the commercial and consumer banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm, and Girard Partners Ltd. (Girard Partners), a registered investment advisory firm acquired in January 2014. Univest Insurance has three offices in Pennsylvania and one in Maryland. Univest Investments has two offices in Pennsylvania. Girard Partners is headquartered in King of Prussia, Pennsylvania with a satellite office in Florida. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor, which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation. Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc. were formed to enhance the traditional banking and trust services provided by the Bank, as was the acquisition of Girard Partners.

At December 31, 2017, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

At December 31, 2017, the Corporation had total assets of $4.6 billion, net loans and leases of $3.6 billion, total deposits of $3.6 billion and total shareholders’ equity of $603.4 million.

Employees

At December 31, 2017, the Corporation and its subsidiaries employed eight hundred and fifty-five (855) persons. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where twenty-seven out of our forty-one financial centers are located. The acquisition of Fox Chase Bancorp (Fox Chase) on July 1, 2016 expanded the Corporation's presence in Montgomery, Bucks, Philadelphia, and Chester counties in Pennsylvania and into Cape May County in New Jersey. During 2017, the Corporation opened a financial center in Northampton County and three financial centers in Lancaster County Pennsylvania.

Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing. Major companies throughout the two counties include Merck and Company, Abington Hospital-Jefferson Health, GlaxoSmithKline, Hatfield Quality Meats, Aetna/U.S. Healthcare, St. Mary Medical Center, Giant Food Stores LLC, Doylestown Hospital, Grand View Hospital, Central Bucks School District, Pennsbury School District and Northtec LLC. Unemployment rates at December 2017 were 3.4% in Montgomery County and 3.7% in Bucks County, lower than Pennsylvania’s state unemployment rate of 4.4% and the federal unemployment rate of 4.1%, according to the Bureau of Labor Statistics.

The Corporation ranks fifth in market share in Montgomery County with fifteen financial centers and eighth in Bucks County with twelve financial centers, with 5.9% of total combined market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 3% to 826,000 from the year 2010 to 2017, and is expected to grow another 1.7% through 2023, while Bucks County’s population has increased .2% to 626,000 during the same period, and is expected to grow .3% through 2023, according to SNL Financial. The median age is 41 years and 44 years in Montgomery and Bucks counties, respectively, consistent with the median age of 41 years in Pennsylvania and slightly higher than the median age in the United States of 38 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $89,000 for Montgomery County and $88,000 for Bucks County during 2017 and is expected to increase 8% for Montgomery County and 10% for Bucks County through 2023, according to SNL Financial. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania of $61,000 and the United States at $61,000 during 2017.

Competition

The Corporation’s service areas are characterized by intense competition for banking business among commercial banks, savings institutions and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail, commercial, municipality and non-profit accounts in Bucks, Berks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia counties of Pennsylvania and Atlantic and Cape May counties in New Jersey, as well as other financial institutions outside its primary service area.

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

The Bank is subject to supervision and is regularly examined by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia. The Bank is also subject to examination by the Federal Deposit Insurance Corporation (FDIC).

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2017. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act).

The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies such as:

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

Basel III
In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. Basel III generally implements higher minimum capital requirements, adds a common equity Tier 1 capital requirement, and establishes criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the rules (10.0% to be considered “well capitalized”). Under BASEL III, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. BASEL III permits institutions, other than certain large institutions, to elect to continue to treat most components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect these items in common equity Tier 1 calculations (such as unrealized gains and losses on available-for-sale securities, amounts recorded in accumulated other comprehensive income attributed to defined benefit retirement plans resulting from the initial and subsequent application of the relevant U.S. generally accepted accounting principles and accumulated net gains and losses on cash flow hedges related to items that are reported on the balance sheet at fair value). The minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a four-year period beginning January 1, 2016. See Note 21, "Regulatory Matters" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.
Tax Cuts and Jobs Act
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA includes many provisions that will affect the Corporation's income tax expense, including reducing the Corporation's federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, the Corporation is required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The re-measurement of the Corporation's net deferred tax asset resulted in additional 2017 income tax expense of $1.1 million.

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

The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 11 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB. At December 31, 2017, the Bank owned $12.5 million in FHLB capital stock.

The deposits of the Bank are insured by the FDIC up to applicable limits. Effective April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC implemented a final rule regarding deposit insurance assessments. The rule revised the assessment base to average consolidated total assets minus average tangible equity and set a target size for the Deposit Insurance

Fund (DIF) at 2% of insured deposits. The rule adopted a new assessment rate schedule and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels. Effective June 30, 2016, based on DIF ratios, the FDIC made changes to regulations to provide for three major changes to deposit insurance assessments including a reduction to the range of initial assessment rates for all institutions, surcharges on large banks and a revised method to calculate risk-based assessment rates for established small banks.

Acquisitions

The Corporation and its business segments provide financial solutions to individuals, businesses, municipalities and nonprofit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years, the Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions to be the best integrated financial solutions provider in the market.

The acquisitions included:

•	Fox Chase Bancorp on July 1, 2016;

•	Valley Green Bank on January 1, 2015;

•	Sterner Insurance Associates on July 1, 2014;

•	Girard Partners on January 1, 2014;

•	John T. Fretz Insurance Agency, Inc. on May 1, 2013.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. Information included on the Corporation’s website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2017 to each shareholder who requests one in writing after March 31, 2018. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 197, Souderton, PA 18964.

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

The Corporation’s operations and profitability are impacted by general business and economic conditions; these conditions include long-term and short-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

Federal regulatory agencies have the authority to change the Corporation's and Bank's capital requirements. In addition, BASEL III and new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) will have a negative impact of reducing regulatory capital ratios. Accordingly, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

Our customary sources of liquidity include, but are not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Such sources of liquidity may not be available to us on acceptable terms or not available at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Market and Business

The Corporation’s profitability is affected by economic conditions in Southeastern Pennsylvania and Southern New Jersey.

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Berks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia counties in Pennsylvania and Atlantic and Cape May counties in New Jersey. Because of our geographic concentration, a downturn in the local economy could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values, could cause our levels of nonperforming assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

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

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and could have an adverse effect on our financial condition and results of operations.

The Corporation may not be able to attract and retain skilled people.

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. In 2016, the Corporation entered into change in control agreements with certain executive officers. As we continue to grow businesses, our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2017, 29% of our deposit base was comprised of noninterest-bearing deposits, of which 20% consisted of business deposits, which are primarily operating accounts for businesses, and 9% consisted of consumer deposits. The competition for these deposits in our markets is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation’s information systems may experience an interruption or breach in security.

The Corporation relies heavily on information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Corporation’s customer relationship management and general ledger, deposit, loan, and other systems. The Corporation has policies and procedures designed with the intention to prevent or limit the effect of any failure, interruption, or breach in our security systems. The occurrence of any such failures, interruptions, or breaches in security could expose the Corporation to reputation risk, civil litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

The Corporation continually encounters technological change.

Our future success depends, in part, on our ability to effectively embrace technology efficiencies to better serve customers and reduce costs. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

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

Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. In addition, such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Our management has established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

At December 31, 2017, approximately 85.2% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases which are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in nonperforming loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

Commercial business loans and leases are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate which is indexed off of a floating rate such as Prime or LIBOR. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

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

The regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for loan and lease losses, thereby negatively affecting our earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control. Additions to the allowance could have a negative impact on our results of operations.

The Corporation is required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2020.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders' equity and the Corporation's and Bank's regulatory capital ratios.

Changes in economic conditions and the composition of our loan portfolio could lead to higher loan charge-offs or an increase in our provision for loan losses and may reduce our net income.

Changes in national and regional economic conditions could impact our loan portfolios. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings and consequently our financial condition because customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and the quality of our loan portfolio may decline. Any of the latter three scenarios could require us to charge off a higher percentage of our loans and/or increase our provision for loan and lease losses, which would reduce our net income and could require us to raise capital.

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

We are subject to Federal Reserve Board regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws could have a material adverse effect on our financial condition and results of operations.

In prior years, financial reform legislation has been enacted by Congress changing the bank regulatory framework, creating an independent consumer protection bureau and establishing more stringent capital standards for financial institutions and their holding companies. The legislation has, and may continue to result, in new regulations including those that affect lending, funding, trading and investment activities of financial institutions and their holding companies. Such additional regulation and oversight could have a material and adverse impact on us.

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

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market under the symbol “UVSP”; the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for investors to sell their common stock when they want and at prices they find attractive.

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

The Corporation and its subsidiaries occupy fifty-five properties in Montgomery, Bucks, Philadelphia, Chester, Lehigh, Northampton, and Lancaster Counties in Pennsylvania, Cape May County in New Jersey, Calvert County in Maryland and Lee County in Florida, most of which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters buildings, which are shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. The Bank has a leased office used by Univest Investments, Inc., Univest Capital Inc. and for loan production located in Allentown, Lehigh County. The Bank owns an office used by Univest Capital, Inc. and Univest Insurance, Inc. located in West Chester, Chester County. Univest Insurance, Inc. occupies three additional locations, of which one is owned by Univest Insurance, Inc. in Coopersburg, Lehigh County, and one is owned by the Bank, in Lansdale, Montgomery County and one is leased in North Beach, Calvert County in Maryland. Univest Capital, Inc. occupies one additional leased location in Bensalem, Bucks County. Girard Partners occupies two leased offices, one located in King of Prussia, Montgomery County, and one located in Fort Meyers, Lee County in Florida. The Bank serves the area through forty traditional offices and one supermarket branch that offer traditional community banking and trust services. In Pennsylvania, fifteen banking offices are located in Montgomery County, of which nine are owned, four are leased and two are buildings owned on leased land; twelve banking offices are located in Bucks County, of which six are owned, two are leased and four are buildings owned on leased land; six banking offices are located in Philadelphia County, of which one is owned and five are leased; one leased banking office is located in Chester County; one leased banking office is located in Lehigh County; one leased banking office is located in Northampton County; and four leased banking offices are located in Lancaster County. In New Jersey, one owned banking office is located in Cape May County. The Bank has three additional regional leased offices, one primarily used for corporate banking and mortgage banking located in Doylestown, Bucks County, one used for administrative offices for loan production located in Philadelphia, Philadelphia County, and one used for corporate lending in Lancaster, Lancaster County. The traditional office located in West Chester, Chester County, is also used for commercial banking and wealth management. The traditional office located in Hatboro, Montgomery County, is also used for corporate lending.

Additionally, the Bank provides banking and trust services for the residents and employees of fourteen retirement home communities. The Bank has eight off-premise automated teller machines, four of which are located in Montgomery County, three in Bucks County and one in Lehigh County. The Bank provides banking services nationwide through the internet via its website www.univest.net.

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
As discussed in Note 6, "Loans and Leases" and Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on September 25, 2017, Univest Capital, Inc. entered into a Release and Settlement Agreement whereby Univest Capital, Inc. received $1.0 million based upon court approval of the Agreement and is eligible to receive up to an additional $1.3 million. Payment of the $1.3 million is subject to the individual guarantor's election of whether or not they will be subject to the Release and Settlement Agreement.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity
Securities

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2017, the Corporation had 2,673 stockholders of record.

Broadridge Corporate Issuer Solutions, Inc. (Broadridge), serves as the Corporation’s transfer agent. Broadridge is located at 1155 Long Island Avenue, Edgewood, NY 11717. Shareholders can contact a representative by calling 866-321-8021.

Range of Market Prices of Common Stock and Cash Dividends

The following table shows the high and low sale prices of the Corporation’s common stock during the periods indicated. The table also presents the cash dividends declared per share for each quarter.

	Market Price		Cash Dividends Declared per Share
2017	High	Low
January–March	$31.15	$25.75	$0.20
April–June	30.75	25.65	0.20
July–September	32.35	27.60	0.20
October–December	32.25	27.60	0.20

2016
January–March	$20.98	$18.43	$0.20
April–June	21.28	18.81	0.20
July–September	23.79	19.97	0.20
October–December	31.50	22.76	0.20

For a description of regulatory restrictions on the ability of the Corporation and the Bank to pay dividends, see Note 21 “Regulatory Matters” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2017, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2012, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary

	2012	2013	2014	2015	2016	2017
Univest Corporation of Pennsylvania	100.00	126.13	128.45	137.75	211.24	197.14
NASDAQ Stock Market (US)	100.00	140.12	160.86	172.32	187.70	243.44
NASDAQ Banks	100.00	141.64	148.54	161.65	222.83	234.90

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2017, under the Corporation's Board approved program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2017	—	$—	—	1,014,246
November 1 - 30, 2017	—	—	—	1,014,246
December 1 – 31, 2017	—	—	—	1,014,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Earnings
Interest income	$163,015	$126,607	$101,983	$76,192	$77,804
Interest expense	19,839	12,382	8,065	3,996	5,117
Net interest income	143,176	114,225	93,918	72,196	72,687
Provision for loan and lease losses	9,892	4,821	3,802	3,607	11,228
Net interest income after provision for loan and lease losses	133,284	109,404	90,116	68,589	61,459
Noninterest income	59,240	55,963	52,425	48,344	46,559
Noninterest expense	130,713	141,981	105,515	87,254	81,133
Net income before income taxes	61,811	23,386	37,026	29,679	26,885
Income taxes	17,717	3,881	9,758	7,448	5,696
Net income	$44,094	$19,505	$27,268	$22,231	$21,189
Financial Condition at Year End
Cash and interest-earning deposits	$75,409	$57,825	$60,799	$38,565	$69,169
Investment securities	454,082	468,518	370,760	368,630	402,284
Net loans and leases held for investment	3,598,512	3,268,387	2,161,385	1,605,963	1,516,990
Assets	4,554,862	4,230,528	2,879,451	2,235,321	2,191,559
Deposits	3,554,919	3,257,567	2,394,360	1,861,341	1,844,498
Borrowings	355,590	417,780	73,588	41,974	37,256
Shareholders' equity	603,374	505,209	361,574	284,554	280,506
Per Common Share Data
Average shares outstanding (in thousands)	26,862	23,098	19,663	16,235	16,605
Earnings per share – basic	$1.64	$0.85	$1.39	$1.37	$1.28
Earnings per share – diluted	1.64	0.84	1.39	1.37	1.28
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	20.57	19.00	18.51	17.54	17.22
Dividends declared to net income	49.6%	94.5%	57.4%	58.4%	62.7%
Profitability Ratios
Return on average assets	1.01%	0.56%	0.98%	1.01%	0.95%
Return on average equity	8.37	4.46	7.58	7.74	7.53
Average equity to average assets	12.10	12.50	12.96	13.03	12.62
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual, troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.40%	0.55%	0.65%	1.07%	1.51%
Nonperforming loans and leases to loans and leases held for investment	0.74	0.67	0.91	1.43	2.05
Net charge-offs to average loans and leases outstanding	0.17	0.18	0.33	0.47	0.77
Allowance for loan and lease losses to total loans and leases held for investment	0.60	0.53	0.81	1.27	1.59
Allowance for loan and lease losses to total loans and leases held for investment (excluding acquired loans at period-end)	0.70	0.73	0.94	1.27	1.59
Allowance for loan and lease losses to nonaccrual loans and leases	148.48	97.67	124.29	119.18	105.42
Allowance for loan and leases losses to nonperforming loans and leases	80.69	78.98	89.00	88.84	77.53

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

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale, reserve for loan and lease losses and purchase accounting as areas with critical accounting policies.

Fair Value Measurement of Investment Securities Available-for-Sale: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the balance sheet and statement of income for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that adjustments to either the balance sheet or statement of condition may be required.

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

The most significant fair value determination relates to the valuation of acquired loan portfolios. Level 3 inputs are utilized to value the portfolio and include the use of present value techniques employing cash flow estimates and incorporate assumptions that marketplace participants would use in estimating fair values. Specifically, management utilizes three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment, which are: 1) interest rate loan fair value analysis; 2) general credit fair value analysis; and 3) specific credit fair value analysis. For loans acquired with evidence of credit quality deterioration, the Corporation prepares a specific credit fair value adjustment. Actual performance of loans could differ from management’s initial estimates. If a loan outperforms the original fair value estimate, the difference between the original estimate and the actual performance of the loan is accreted into net interest income. Therefore, the net interest margin may initially increase due to the discount accretion. The yields on acquired loans are expected to decline as the acquired loan portfolio pays down or matures and the discount decreases. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods. For more information, see Note 1 “Summary of Significant Accounting Policies" included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. The most significant other intangible asset is the core deposit intangible (CDI). In order to initially record the fair value of the CDI, the income approach is used. Estimates are based upon financial, economic, market and other conditions that exist at the time of the acquisition to develop the projected market interest rate, future interest and maintenance costs, and attrition rates. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows.

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

The principal component of earnings for the Corporation is net interest income, the income earned on loans and investments less the cost of interest-bearing liabilities. The net interest margin, the ratio of net interest income to average earning assets, is impacted by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a slightly asset sensitive position and net interest income is projected to increase in a rising rate environment, however, actual results could be materially different than model, due to numerous factors influencing interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings.

Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
Net income	$44,094	$19,505	$27,268	$24,589	$(7,763)	126.1%	(28.5)%
Net income per share:
Basic	$1.64	$0.85	$1.39	$0.79	$(0.54)	92.9	(38.8)
Diluted	1.64	0.84	1.39	0.80	(0.55)	95.2	(39.6)
Return on average assets	1.01%	0.56%	0.98%	45 BP	(42) BP	80.4	(42.9)
Return on average equity	8.37	4.46	7.58	391 BP	(312) BP	87.7	(41.2)

2017 versus 2016

The Corporation reported net income of $44.1 million or $1.64 diluted earnings per share for 2017 compared to net income of $19.5 million or $0.84 diluted earnings per share for 2016. The financial results for the year ended December 31, 2017 included a re-measurement of the Corporation’s net deferred tax asset associated with the passage of the Tax Cuts and Jobs Act of 2017. The re-measurement, which was recorded as additional income tax expense during the fourth quarter of 2017, was $1.1 million, or $0.04 of diluted earnings per share. The financial results for the year ended December 31, 2017 also included a tax-free bank owned life insurance death benefit of $889 thousand recognized in the second quarter of 2017, which represented $0.03 diluted earnings per share for the year ended December 31, 2017.

The financial results for the year ended December 31, 2016 included acquisition and integration costs related to the acquisition of Fox Chase plus restructuring costs related to facility closures and staffing rationalization of $11.8 million, net of tax, or $0.51 of diluted earnings per share. There were no acquisition, integration costs or restructuring costs during the year ended December 31, 2017. The results for the year ended December 31, 2016 also included $1.2 million, net of tax, or $0.05 of diluted earnings per share related to the Corporation’s agreement to settle its future obligations related to the acquisition of Girard Partners.

Additionally, in December 2017, the Corporation completed its public offering of 2,645,000 shares of common stock at a price of $28.25 per share which resulted in an increase in shareholders' equity of $70.5 million.

2016 versus 2015

The Corporation reported net income of $19.5 million or $0.84 diluted earnings per share for 2016 compared to net income of $27.3 million or $1.39 diluted earnings per share for 2015. The financial results for 2016 include the Fox Chase acquisition, which the Corporation completed on July 1, 2016. The financial results for the year ended December 31, 2016 included acquisition and integration costs related to the Fox Chase acquisition plus restructuring costs related to facility closures and staffing rationalization of $11.8 million, net of tax, or $0.51 of diluted earnings per share. The results for the year ended December 31, 2016 also included $1.2 million, net of tax, or $0.05 of diluted earnings per share, related to the Corporation’s agreement to settle its future obligations related to the acquisition of Girard Partners during the fourth quarter of 2016. The financial results for the year ended December 31, 2015 included acquisition, integration and restructuring costs related to the Fox Chase acquisition, the Valley Green acquisition and its new financial center model of $2.9 million, net of tax, or $0.15 of diluted earnings per share. The fair value of assets acquired as a result of the Fox Chase acquisition totaled $1.1 billion, loans totaled $776.2 million and deposits totaled $738.3 million.

Results of Operations
On July 1, 2016, the Corporation acquired Fox Chase. The comparative results of operations include a full year of operations for the combined entities for the year ended December 31, 2017 and for the six months ended December 31, 2016.
Net Interest Income
Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income and interest expense and the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2017 compared to 2016 and for the year ended December 31, 2016 compared to 2015. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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

2017 versus 2016
Net interest income on a tax-equivalent basis for the year ended December 31, 2017 was $148.8 million, an increase of $29.1 million, or 24.3%, compared to the same period in 2016. The tax-equivalent net interest margin for the year ended December 31, 2017 was 3.78% compared to 3.82% for 2016. The increase in net interest income was mainly due to the impact of the Fox Chase acquisition, which occurred on July 1, 2016, organic loan growth and increases in loan yields partially offset by deposit growth and higher deposit costs. The favorable impact of acquisition accounting fair value adjustments was eight basis points ($3.0 million) for the year ended December 31, 2017 as compared to nine basis points ($2.8 million) for 2016.

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

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$26,128	$280	1.07%	$13,438	$61	0.45%	$38,515	$95	0.25%
U.S. government obligations	30,638	423	1.38	54,220	649	1.20	123,593	1,375	1.11
Obligations of states and political subdivisions	82,487	3,498	4.24	97,325	4,172	4.29	107,204	5,303	4.95
Other debt and equity securities	350,527	6,920	1.97	254,508	4,731	1.86	143,133	3,296	2.30
Federal funds sold and other earning assets	27,893	1,500	5.38	16,370	790	4.83	9,936	525	5.28
Total interest-earning deposits, investments, federal funds sold and other earning assets	517,673	12,621	2.44	435,861	10,403	2.39	422,381	10,594	2.51
Commercial, financial and agricultural loans	749,563	33,278	4.44	552,322	21,964	3.98	422,507	16,901	4.00
Real estate—commercial and construction loans	1,519,883	68,166	4.48	1,146,293	52,232	4.56	849,161	39,275	4.63
Real estate—residential loans	765,493	34,563	4.52	633,886	28,101	4.43	499,208	22,789	4.57
Loans to individuals	28,050	1,636	5.83	30,501	1,654	5.42	29,653	1,587	5.35
Municipal loans and leases	282,475	12,856	4.55	261,057	11,556	4.43	208,236	9,890	4.75
Lease financings	75,383	5,533	7.34	75,914	6,168	8.12	72,052	6,240	8.66
Gross loans and leases	3,420,847	156,032	4.56	2,699,973	121,675	4.51	2,080,817	96,682	4.65
Total interest-earning assets	3,938,520	168,653	4.28	3,135,834	132,078	4.21	2,503,198	107,276	4.29
Cash and due from banks	44,424			37,050			33,025
Reserve for loan and lease losses	(20,219)			(17,147)			(20,447)
Premises and equipment, net	64,583			53,036			40,891
Other assets	329,232			287,239			219,616
Total assets	$4,356,540			$3,496,012			$2,776,283
Liabilities:
Interest-bearing checking deposits	$437,678	527	0.12	$386,176	362	0.09	$369,611	269	0.07
Money market savings	582,703	3,390	0.58	414,121	1,540	0.37	368,392	1,205	0.33
Regular savings	847,510	2,089	0.25	714,809	1,052	0.15	582,647	533	0.09
Time deposits	566,079	5,271	0.93	512,557	4,261	0.83	461,968	4,000	0.87
Total time and interest-bearing deposits	2,433,970	11,277	0.46	2,027,663	7,215	0.36	1,782,618	6,007	0.34
Short-term borrowings	105,552	904	0.86	103,238	748	0.72	35,932	35	0.10
Long-term debt	186,109	2,621	1.41	60,965	549	0.90	—	—	—
Subordinated notes	94,208	5,037	5.35	71,851	3,870	5.39	37,431	2,023	5.40
Total borrowings	385,869	8,562	2.22	236,054	5,167	2.19	73,363	2,058	2.81
Total interest-bearing liabilities	2,819,839	19,839	0.70	2,263,717	12,382	0.55	1,855,981	8,065	0.43
Noninterest-bearing deposits	973,253			751,592			517,566
Accrued expenses and other liabilities	36,361			43,605			43,011
Total liabilities	3,829,453			3,058,914			2,416,558
Shareholders’ Equity:
Common stock	145,564			127,509			110,271
Additional paid-in capital	235,578			175,609			120,565
Retained earnings and other equity	145,945			133,980			128,889
Total shareholders’ equity	527,087			437,098			359,725
Total liabilities and shareholders’ equity	$4,356,540			$3,496,012			$2,776,283
Net interest income		$148,814			$119,696			$99,211
Net interest spread			3.58			3.66			3.86
Effect of net interest-free funding sources			0.20			0.16			0.10
Net interest margin			3.78%			3.82%			3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	139.67%			138.53%			134.87%
Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2017, 2016 and 2015 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2017 compared to 2016 and for the year ended December 31, 2016 compared to 2015, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2017 Versus 2016			For the Years Ended December 31, 2016 Versus 2015
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$89	$130	$219	$(85)	$51	$(34)
U.S. government obligations	(313)	87	(226)	(829)	103	(726)
Obligations of states and political subdivisions	(626)	(48)	(674)	(462)	(669)	(1,131)
Other debt and equity securities	1,892	297	2,189	2,163	(728)	1,435
Federal funds sold and other earning assets	611	99	710	314	(49)	265
Interest on deposits, investments, federal funds sold and other earning assets	1,653	565	2,218	1,101	(1,292)	(191)
Commercial, financial and agricultural loans	8,547	2,767	11,314	5,149	(86)	5,063
Real estate—commercial and construction loans	16,860	(926)	15,934	13,560	(603)	12,957
Real estate—residential loans	5,886	576	6,462	6,026	(714)	5,312
Loans to individuals	(138)	120	(18)	46	21	67
Municipal loans and leases	978	322	1,300	2,369	(703)	1,666
Lease financings	(43)	(592)	(635)	326	(398)	(72)
Interest and fees on loans and leases	32,090	2,267	34,357	27,476	(2,483)	24,993
Total interest income	33,743	2,832	36,575	28,577	(3,775)	24,802
Interest expense:
Interest-bearing checking deposits	47	118	165	13	80	93
Money market savings	773	1,077	1,850	170	165	335
Regular savings	226	811	1,037	132	387	519
Time deposits	469	541	1,010	444	(183)	261
Interest on time and interest-bearing deposits	1,515	2,547	4,062	759	449	1,208
Short-term borrowings	16	140	156	165	548	713
Long-term debt	1,624	448	2,072	549	—	549
Subordinated notes	1,196	(29)	1,167	1,851	(4)	1,847
Interest on borrowings	2,836	559	3,395	2,565	544	3,109
Total interest expense	4,351	3,106	7,457	3,324	993	4,317
Net interest income	$29,392	$(274)	$29,118	$25,253	$(4,768)	$20,485

Interest Income

2017 versus 2016
Interest income on a tax-equivalent basis for the year ended December 31, 2017 was $168.7 million, an increase of $36.6 million or 27.7% from 2016. The increase was mainly due to the impact of the Fox Chase acquisition and organic loan growth in commercial real estate, commercial business and residential real estate loans. In addition, loan yields increased slightly as the Federal Reserve increased interest rates a total of 100 basis points in the fourth quarter of 2016 and 2017. The favorable impact of acquisition accounting fair value adjustments on interest-earning assets was two basis points ($888 thousand) for 2017 compared to a favorable impact of five basis points ($1.4 million) for 2016.

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

Interest Expense

2017 versus 2016
Interest expense for the year ended December 31, 2017 was $19.8 million, an increase of $7.5 million, or 60.2%, from 2016 compared to $12.4 million for 2016. The increase was primarily due to the impact of the Fox Chase acquisition, organic deposit growth and higher deposit costs. Deposits costs were impacted by the Federal Reserve interest rate increases in the fourth quarter of 2016 and 2017. The favorable impact of acquisition accounting fair value adjustments on interest-bearing liabilities was eight basis points for 2017 ($2.1 million) compared to a favorable impact of six basis points ($1.4 million) for 2016.

2016 versus 2015
Interest expense for the year ended December 31, 2016 was $12.4 million, an increase of $4.3 million, compared to $8.1 million for 2015. The increase was primarily due to the impact of the Fox Chase acquisition and increased borrowings during the year. The favorable impact of acquisition accounting fair value adjustments on interest-bearing liabilities was six basis points for 2016. The increase in interest expense was also due to the subordinated debt issuance in July 2016 which increased funding costs by four basis points for 2016 compared to 2015.
Provision for Loan and Lease Losses
The provision for loan and leases losses for the years ended December 31, 2017, 2016, and 2015 was $9.9 million, $4.8 million, and $3.8 million, respectively. Net loan and lease charge-offs for the years ended December 31, 2017, 2016, and 2015 were $5.8 million, $5.0 million and $6.8 million, respectively. The provision for loan and lease losses increased in 2017 due to the increased charge-offs and an increase in originated loans in the amount of $690.5 million at December 31, 2017 from December 31, 2016. During 2017, the Corporation charged-off $2.8 million and recognized $2.8 million in provision for loan and lease losses related to $5.0 million of software leases under a vendor referral program.

Noninterest Income
The following table presents noninterest income for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
Trust fee income	$8,055	$7,741	$7,908	$314	$(167)	4.1%	(2.1)%
Service charges on deposit accounts	5,482	4,691	4,230	791	461	16.9	10.9
Investment advisory commission and fee income	13,454	11,424	10,817	2,030	607	17.8	5.6
Insurance commission and fee income	14,788	14,603	13,885	185	718	1.3	5.2
Other service fee income	8,656	7,836	7,335	820	501	10.5	6.8
Bank owned life insurance income	3,988	2,931	1,295	1,057	1,636	36.1	N/M
Net gain on sales of investment securities	48	518	1,265	(470)	(747)	(90.7)	(59.1)
Net gain on mortgage banking activities	4,023	6,027	4,838	(2,004)	1,189	(33.3)	24.6
Other income	746	192	852	554	(660)	N/M	(77.5)
Total noninterest income	$59,240	$55,963	$52,425	$3,277	$3,538	5.9%	6.7%

2017 versus 2016
Noninterest income for the year ended December 31, 2017 was $59.2 million, an increase of $3.3 million, or 5.9%, compared to 2016. Trust fee income increased $314 thousand, or 4.1%, for the year ended December 31, 2017 primarily due to an increase in trust assets under management during 2017. Service charges on deposits increased $791 thousand, or 16.9%, for the year ended December 31, 2017 primarily due to fees on deposit accounts acquired from Fox Chase. Investment advisory commission and fee income increased $2.0 million, or 17.8%, for the year ended December 31, 2017 primarily due to new customer relationships and favorable market performance during 2017. Insurance commission and fee income increased $185 thousand, or 1.3%, for the year ended December 31, 2017. Insurance contingent commission income was $1.1 million for the year ended December 31, 2017, a decrease of $363 thousand from the year ended December 31, 2016. Excluding the decrease in contingent commission income, insurance commission and fee income increased $548 thousand or 4.2%. Other service fee income increased $820 thousand, or 10.5%, primarily due to interchange fee income, partially related to Fox Chase customers and an increase in mortgage servicing fee income mainly due to higher volume and lower amortization expense as a result of reduced loan prepayments. BOLI income increased $1.1 million for the year ended December 31, 2017, primarily due to proceeds from BOLI death benefits of $889 thousand recognized in the second quarter of 2017 and policies acquired from Fox Chase. BOLI death benefits of $450 thousand were recognized in 2016. Other income increased $554 thousand for the year ended December 31, 2017, mainly due to an increase in swap fee income of $308 thousand and an increase in net gains on sales of other real estate owned of $524 thousand partially offset by the loss on the sale of a closed Fox Chase branch of $309 thousand.

These increases in noninterest income were partially offset by a decrease in the net gain on sale of securities of $470 thousand for the year ended December 31, 2017. In addition, the net gain on mortgage banking decreased $2.0 million, or 33.3%, for the year ended December 31, 2017 primarily due to a decrease in mortgage refinance volume and a shortage of housing supply.

2016 versus 2015
Noninterest income for the year ended December 31, 2016 was $56.0 million, an increase of $3.5 million, or 6.7%, compared to 2015. Service charges on deposits increased $461 thousand, or 10.9%, for the year ended December 31, 2016 mostly due to fees on deposit accounts acquired from Fox Chase. Investment advisory commission and fee income increased $607 thousand, or 5.6%, for the year ended December 31, 2016 due to an increase in assets under management during 2016. This increase was primarily due to a combination of both increased new customer relationships and improvement in market performance during the second half of 2016. Insurance commission and fee income increased $718 thousand, or 5.2%, for the year ended December 31, 2016, primarily due to an increase in contingent commission income and growth in the group life and health and commercial product lines premiums. BOLI income increased $1.6 million for the year ended December 31, 2016 primarily due to proceeds from bank owned life insurance death benefits of $450 thousand recognized in the fourth quarter of 2016, acquired policies from Fox Chase of $26.1 million, and the 2015 purchase of $8.0 million and transfer of $9.8 million of policies to a higher yielding account structure. The net gain on mortgage banking increased $1.2 million, or 24.6%, for the year ended December 31, 2016, mainly due to an increase in mortgage origination volume during 2016. Mortgage loan closings increased $48.7 million, or 23.3%, for the year ended December 31, 2016 compared to the same period in 2015. These favorable increases were partially offset by a decline in the net gain on sales of investment securities for the year ended December 31, 2016 of $747 thousand compared to 2015.

Noninterest Expense
The following table presents noninterest expense for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
Salaries, benefits and commissions	$75,908	$70,879	$58,106	$5,029	$12,773	7.1%	22.0%
Net occupancy	10,433	9,638	8,430	795	1,208	8.2	14.3
Equipment	4,118	3,489	3,159	629	330	18.0	10.4
Data processing	8,500	6,981	4,660	1,519	2,321	21.8	49.8
Professional fees	5,325	4,547	3,839	778	708	17.1	18.4
Marketing and advertising	1,485	2,015	2,253	(530)	(238)	(26.3)	(10.6)
Deposit insurance premiums	1,636	1,713	1,730	(77)	(17)	(4.5)	(1.0)
Intangible expenses	2,582	5,528	2,567	(2,946)	2,961	(53.3)	N/M
Acquisition-related costs	—	10,257	1,047	(10,257)	9,210	N/M	N/M
Integration costs	—	5,667	1,490	(5,667)	4,177	N/M	N/M
Restructuring charges	—	1,731	1,642	(1,731)	89	N/M	5.4
Other expense	20,726	19,536	16,592	1,190	2,944	6.1	17.7
Total noninterest expense	$130,713	$141,981	$105,515	$(11,268)	$36,466	(7.9)%	34.6%
2017 versus 2016

Noninterest expense for the year ended December 31, 2017 was $130.7 million, a decrease of $11.3 million, or 7.9%, compared to 2016. Acquisition and integration costs related to the Fox Chase acquisition and restructuring costs were $17.7 million for the year ended December 31, 2016. There were no acquisition, integration costs or restructuring costs during the year ended December 31, 2017. In addition, intangible expense decreased $2.9 million for the year ended December 31, 2017 primarily as a result of the settlement of the Girard Partners acquisition earn-out in the fourth quarter of 2016 and the conclusion of the earn-out period for the Sterner Insurance Associates acquisition, which resulted in a reversal of a prior accrual of $303 thousand during the second quarter of 2017.

These decreases were partially offset by the following increases in non-interest expense for the year ended December 31, 2017. Salaries, benefits and commissions increased $5.0 million for the year ended December 31, 2017, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Premises and equipment expenses increased $1.4 million for the year ended December 31, 2017, primarily due to higher premises expense related to Fox Chase locations and continued expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $1.5 million for the year ended December 31, 2017 due to increased investments in customer relationship management software and outsourced data processing solutions as well as the addition of Fox Chase processing expense. Other expense increased $1.2 million for the year ended December 31, 2017 primarily due to an increase of $1.1 million related to Bank shares tax as a result of a statutory rate increase in 2017 and the Bank’s growth following the Fox Chase acquisition.

2016 versus 2015

Noninterest expense for the year ended December 31, 2016 was $142.0 million, an increase of $36.5 million, or 34.6%, compared to 2015. Acquisition and integration costs related to the Fox Chase acquisition and restructuring costs related to facility closures and staffing rationalization totaled $17.7 million for the year ended December 31, 2016. Acquisition, integration and restructuring costs related to the Fox Chase acquisition, the Valley Green acquisition and new financial center model were $4.2 million for the year ended December 31, 2015.

Salaries, benefits and commissions expense increased $12.8 million for the year ended December 31, 2016, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Included in salaries and benefits expense for the fourth quarter of 2016 is the cost of a pension settlement of $1.4 million as the Corporation offered lump sum payouts to former employees in its noncontributory retirement plan. This amount was recorded as a reclassification with the accumulated other comprehensive income component of equity and had no impact on the Corporation’s reported equity. This pension distribution was partially offset by the Corporation’s modification of its paid time off policy which resulted in a non-cash reduction in expense of $1.3 million during the fourth quarter of 2016. Commission expense increased $1.3 million primarily due to commissions paid on increased mortgage banking activities, investment advisory fees and insurance revenues. Premises and equipment expenses increased $1.5 million for the year ended December 31, 2016, primarily due to higher premises expense related to Fox Chase locations and expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $2.3 million for the year ended December 31, 2016 due to increased investments in computer software as well as six months of Fox Chase processing expense. Intangible expenses increased $3.0 million for the year ended December 31, 2016 as the Corporation reached an agreement to settle its future obligation related to its acquisition of Girard Partners during the fourth quarter of 2016.

Tax Provision
The provision for income taxes was $17.7 million, $3.9 million and $9.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, at effective rates of 28.7%, 16.6%, and 26.4%, respectively. The effective tax rates reflect the excess tax benefits from equity compensation activity and the benefits of tax-exempt income from investments in municipal securities, loans and leases and bank-owned life insurance partially offset by non-deductible merger expenses.
The effective tax rate for 2017 was impacted by the Tax Cuts and Jobs Act due to the re-measurement of the Corporation's net deferred tax asset. The re-measurement adjustment of the net deferred tax asset was recorded as additional income tax expense of $1.1 million in the fourth quarter of 2017. In addition, the Corporation recognized a BOLI death benefit of $889 thousand in the second quarter of 2017 and a discrete tax benefit related to the vesting of restricted stock and exercise of stock options of $684 thousand for 2017 which provided a tax deduction greater than previously recorded. This change was in accordance with ASU No. 2016-09, which was implemented by the Corporation in the fourth quarter of 2016 and requires the impact of such equity-based compensation activities to be recorded as an adjustment to the income tax provision in the period incurred, rather than an adjustment to equity. Excluding these items, the effective tax rate was 28.5% for the year ended December 31, 2017.
The decrease in the effective tax rate in 2016 from the prior year is mainly due to reduction in taxable income (primarily due to taxable acquisition-related, integration and restructuring expenses of $16.9 million).
Financial Condition
ASSETS
The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Cash and interest-earning deposits	$75,409	$57,825	$17,584	30.4%
Investment securities	454,082	468,518	(14,436)	(3.1)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	27,204	24,869	2,335	9.4
Loans held for sale	1,642	5,890	(4,248)	(72.1)
Loans and leases held for investment	3,620,067	3,285,886	334,181	10.2
Reserve for loan and lease losses	(21,555)	(17,499)	(4,056)	23.2
Premises and equipment, net	61,797	63,638	(1,841)	(2.9)
Goodwill and other intangibles, net	186,468	189,210	(2,742)	(1.4)
Bank owned life insurance	108,246	99,948	8,298	8.3
Accrued interest receivable and other assets	41,502	52,243	(10,741)	(20.6)
Total assets	$4,554,862	$4,230,528	$324,334	7.7%

Investment Securities

Total investment securities at December 31, 2017 decreased $14.4 million from December 31, 2016. Maturities and pay-downs of $103.4 million, calls of $14.8 million and sales of $7.1 million were partially offset by purchases of $112.6 million, and increases in the fair value of available-for-sale investment securities of $1.4 million.

Table 3—Investment Securities
The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2017	2016	2015
U.S. treasuries	$—	$—	$4,887
U.S. government corporations and agencies	23,956	32,266	102,156
State and political subdivisions	78,297	88,350	102,032
Residential mortgage-backed securities	233,990	203,641	13,354
Collateralized mortgage obligations	3,602	4,554	3,133
Corporate bonds	107,176	128,008	127,665
Money market mutual funds	5,985	10,784	16,726
Equity securities	1,076	915	807
Total investment securities	$454,082	$468,518	$370,760
The increase in residential mortgage-backed securities in 2016 is primarily due to the Fox Chase acquisition.

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

	At December 31,
(Dollars in thousands)	2017 Amount	2017 Yield	2016 Amount	2016 Yield	2015 Amount	2015 Yield
1 Year or less	$14,213	1.44%	$36,044	1.08%	$31,657	1.65%
After 1 Year to 5 Years	67,893	1.80	77,649	1.54	163,064	1.39
After 5 Years to 10 Years	133,660	2.50	93,477	2.66	59,067	3.14
After 10 Years	231,255	2.37	249,649	2.33	99,439	3.69
No stated maturity	7,061	1.37	11,699	0.23	17,533	0.16
Total	$454,082	2.28%	$468,518	2.12%	$370,760	2.25%

Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $12.5 million and $10.1 million at December 31, 2017 and 2016, respectively. FHLB stock increased $2.4 million mainly due to purchase requirements related to the increase in FHLB borrowings during the year.

At December 31, 2017 and 2016, the Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank.

Loans and Leases
Gross loans and leases held for investment at December 31, 2017 increased $334.2 million, or 10.2%, from December 31, 2016. The growth in loans was primarily commercial business, commercial real estate and residential real estate loans. The loan growth in 2017 resulted from both new and existing customer relationships and $187 million in growth in the Corporation’s Lancaster portfolio to $261 million at December 31, 2017 as the Corporation continued to take advantage of opportunities as a result of market disruption caused by other bank acquisitions.

At December 31, 2017, there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$896,211	$823,266	$504,515	$457,827	$422,816
Real estate-commercial	1,542,141	1,374,949	885,892	628,478	600,353
Real estate-construction	175,836	174,844	96,541	79,887	90,493
Real estate-residential	847,811	747,715	536,893	312,032	281,828
Loans to individuals	28,300	30,373	29,732	29,941	40,000
Lease financings	129,768	134,739	125,440	118,460	105,994
Total loans and leases held for investment, net of deferred income	$3,620,067	$3,285,886	$2,179,013	$1,626,625	$1,541,484

Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2017:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years
Commercial, financial and agricultural	$896,211	$599,159	$167,273	$129,779
Real estate-commercial	1,542,141	386,978	879,441	275,722
Real estate-construction	175,836	127,710	20,827	27,299
Real estate-residential	847,811	292,432	282,833	272,546
Loans to individuals	28,300	17,180	7,595	3,525
Lease financings	129,768	46,461	82,650	657
Total gross loans and leases held for investment	$3,620,067	$1,469,920	$1,440,619	$709,528
Loans and leases with fixed predetermined interest rates	$1,784,735	$198,947	$1,122,745	$463,043
Loans and leases with variable or floating interest rates	1,835,332	1,270,973	317,874	246,485
Total gross loans and leases held for investment	$3,620,067	$1,469,920	$1,440,619	$709,528

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

When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed and the amortization of net deferred costs is suspended. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

At December 31, 2017, the recorded investment in loans and leases held for investment that were considered to be impaired was $29.7 million. The related reserve for loan and lease losses was $131 thousand. At December 31, 2016, the recorded investment in loans and leases that were considered to be impaired was $43.9 million. The related reserve for loan and lease losses was $235 thousand. During the second quarter of 2017, an accruing impaired commercial real estate loan for $10.4 million was removed from impaired status. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the years ended December 31, 2017, 2016, and 2015, additional interest income that would have been recognized under the original terms for impaired loans was $889 thousand, $909 thousand and $1.3 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015 was $1.1 million, $1.4 million and $1.6 million, respectively.

Other real estate owned was $1.8 million at December 31, 2017, compared to $5.0 million at December 31, 2016. During the year, five commercial real estate properties with a total carrying value of $1.9 million were sold for a net gain of $204 thousand, of which one property with a carrying value of $653 thousand was transferred to other real estate owned during the first quarter. Six units of a condominium complex with a carrying value of $1.5 million were sold for a gain of $231 thousand and a vacant parcel of land with a carrying value of $225 thousand was sold at a loss of $52 thousand.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for investment:
Commercial, financial and agricultural	$4,448	$5,746	$6,915	$5,002	$4,253
Real estate—commercial	4,285	5,651	4,314	4,413	8,091
Real estate—construction	365	—	—	5,931	9,159
Real estate—residential	3,820	5,983	2,514	1,611	1,402
Lease financings	1,599	536	440	380	330
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	14,517	17,916	14,183	17,337	23,235
Accruing troubled debt restructured loans and lease modifications not included in the above	11,435	3,252	5,245	5,469	7,943
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	—	—	—	12
Real estate—residential	310	652	—	31	23
Loans to individuals	195	142	173	365	319
Lease financings	256	193	206	55	59
Total accruing loans and leases, 90 days or more past due	761	987	379	451	413
Total nonperforming loans and leases	26,713	22,155	19,807	23,257	31,591
Other real estate owned	1,843	4,969	1,276	955	1,650
Total nonperforming assets	$28,556	$27,124	$21,083	$24,212	$33,241
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.40%	0.55%	0.65%	1.07%	1.51%
Nonperforming loans and leases / loans and leases held for investment	0.74	0.67	0.91	1.43	2.05
Nonperforming assets / total assets	0.63	0.64	0.73	1.09	1.52

Allowance for loan and lease losses	$21,555	$17,499	$17,628	$20,662	$24,494
Allowance for loan and lease losses / loans and leases held for investment	0.60%	0.53%	0.81%	1.27%	1.59%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.70	0.73	0.94	1.27	1.59
Allowance for loan and lease losses / nonaccrual loans and leases	148.48	97.67	124.29	119.18	105.42
Allowance for loan and lease losses / nonperforming loans and leases	80.69	78.98	89.00	88.84	77.53
Acquired credit impaired loans	$1,583	$7,352	$1,253	$—	$—
Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.78%	0.90%	0.97%	1.43%	2.05%
Nonperforming assets and acquired credit impaired loans / total assets	0.66	0.81	0.78	1.09	1.52
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,513	$1,753	$93	$3,104	$1,583
The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$14,517	$17,916	$14,183	$17,337
Nonaccrual loans and leases with partial charge-offs	5,397	5,000	6,451	6,465
Life-to-date partial charge-offs on nonaccrual loans and leases	4,107	2,857	3,853	1,831
Charge-off rate of nonaccrual loans and leases with partial charge-offs	43.2%	36.4%	37.4%	22.1%
Specific reserves on impaired loans	$131	$235	$322	$998

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

Reserve Required for Impaired Loans and Leases

A loan or lease is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect future payments of principal or interest as contractually due. The Bank applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Bank considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as troubled debt restructurings are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a specific reserve is needed. The Bank re-examines each impaired loan on a quarterly basis to determine if any adjustment to the net carrying amount of a loan is required. The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. In measuring impairment, the Bank determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Bank utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Bank establishes a provision to the reserve for loan and lease losses in the amount of the difference between fair value, less costs to sell, and the loan or lease's carrying amount. In subsequent periods, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, the Bank obtains a new appraisal.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $390 thousand and $385 thousand at December 31, 2017 and 2016, respectively.

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Average amount of loans and leases outstanding	$3,420,847	$2,699,973	$2,080,817	$1,580,835	$1,499,351
Loan and lease loss reserve at beginning of period	$17,499	$17,628	$20,662	$24,494	$24,746
Charge-offs:
Commercial, financial and agricultural loans	1,030	4,827	4,793	2,834	3,213
Real estate loans	1,798	1,007	2,353	4,644	8,974
Loans to individuals	317	395	549	796	641
Lease financings	3,992	759	801	576	791
Total charge-offs	7,137	6,988	8,496	8,850	13,619
Recoveries:
Commercial, financial and agricultural loans	801	1,454	1,032	247	320
Real estate loans	158	260	238	618	1,130
Loans to individuals	136	133	176	265	174
Lease financings	206	191	214	281	515
Total recoveries	1,301	2,038	1,660	1,411	2,139
Net charge-offs	5,836	4,950	6,836	7,439	11,480
Provision to loan and lease loss reserve	9,892	4,646	3,623	3,607	11,228
Provision for acquired credit impaired loans	—	175	179	—	—
Loan and lease loss reserve at end of period	$21,555	$17,499	$17,628	$20,662	$24,494
Ratio of net charge-offs to average loans and leases	0.17%	0.18%	0.33%	0.47%	0.77%

During 2017, the Corporation charged-off $2.8 million related to $5.0 million of software leases under a vendor referral program. See Note 6, "Loans and Leases" of the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. The decrease in charge-off activity in commercial, financial and agricultural loans during 2017 compared to 2016 was primarily due to improvements in asset quality. The decrease in charge-offs during 2016 compared to 2015 was mainly due to improvements in asset quality. The primary decrease in charge-off activity was in commercial real estate loans.

Table 9—Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2017		2016		2015		2014		2013
Commercial, financial and agricultural loans	$6,742	24.8%	$7,037	25.1%	$6,418	23.2%	$6,920	28.1%	$9,789	27.4%
Real estate loans	13,254	70.8	9,272	69.9	8,910	69.6	10,830	62.8	11,126	63.1
Loans to individuals	373	0.8	364	0.9	346	1.4	360	1.8	694	2.6
Lease financings	1,132	3.6	788	4.1	1,042	5.8	985	7.3	1,285	6.9
Unallocated	54	N/A	38	N/A	912	N/A	1,567	N/A	1,600	N/A
Total	$21,555	100.0%	$17,499	100.0%	$17,628	100.0%	$20,662	100.0%	$24,494	100.0%

The allowance for loan and lease losses to nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, was 148.48% at December 31, 2017, 97.67% at December 31, 2016 and 124.29% at December 31, 2015. At December 31, 2017, the specific allowance on impaired loans was $131 thousand, or 0.5% of the balance of impaired loans of $28.5 million. At December 31, 2016, the specific allowance on impaired loans was $235 thousand, or 0.5% of the balance of impaired loans of $43.9 million. At December 31, 2015, the specific allowance on impaired loans was $322 thousand, or 0.7% of the balance of impaired loans of $48.9 million.

The ratio of the reserve for loan and lease losses to total loans and leases was 0.60% at December 31, 2017 compared to 0.53% at December 31, 2016 and 0.81% at December 31, 2015. Excluding the loans acquired in the Fox Chase Bank and Valley Green Bank acquisitions which were recorded at fair value, the ratio of the reserve for loan and lease losses to total loans and leases was 0.70% at December 31, 2017, 0.73% at December 31, 2016 and 0.94% at December 31, 2015.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2017, 2016 and 2015 was $4.2 million, $4.1 million and $3.6 million, respectively. The Corporation also has goodwill with a net carrying value of $172.6 million at December 31, 2017 and 2016, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles recorded during 2015 through 2017. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance
The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation’s future costs and obligations to employees under its benefit plans. Bank owned life insurance increased $8.3 million from December 31, 2016 primarily due to $7.3 million of policies purchased during the fourth quarter of 2017.
LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Deposits	$3,554,919	$3,257,567	$297,352	9.1%
Short-term borrowings	105,431	196,171	(90,740)	(46.3)
Long-term debt	155,828	127,522	28,306	22.2
Subordinated notes	94,331	94,087	244	0.3
Accrued interest payable and other liabilities	40,979	49,972	(8,993)	(18.0)
Total liabilities	$3,951,488	$3,725,319	$226,169	6.1%

Deposits
Total deposits increased $297.4 million, or 9.1%, from December 31, 2016 primarily due to increases in commercial and public funds deposits partially offset by a decrease in consumer deposits.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

(Dollars in thousands)	For the Years Ended December 31,
	2017	2016	2015
Noninteresting-bearing deposits	$973,253	$751,592	$517,566
Interest-bearing checking deposits	437,678	386,176	369,611
Money market savings	582,703	414,121	368,392
Regular savings	847,510	714,809	582,647
Time deposits	566,079	512,557	461,968
Total average deposits	$3,407,223	$2,779,255	$2,300,184

The following table summarizes the maturities of time deposits with balances of $100 thousand or more. Brokered deposits in the amount of $72.0 million at December 31, 2017 are not included in total certificates of deposit of $100 thousand or more.

(Dollars in thousands)	At December 31, 2017
Due Three Months or Less	$103,368
Due Over Three Months to Six Months	34,414
Due Over Six Months to Twelve Months	45,038
Due Over Twelve Months	67,163
Total	$249,983
Borrowings
Total borrowings decreased $62.2 million from December 31, 2016 mainly due to a decrease in short-term borrowings of $90.7 million partially offset by an increase in long-term FHLB advances of $30.0 million. The Corporation increased its long-term advances as part of a balance sheet management strategy to take advantage of the flattening yield curve and obtain relatively low cost longer term fixed rate borrowings.
Short-term borrowings at December 31, 2017 consisted of FHLB borrowings, federal funds purchased and customer repurchase agreements on an overnight basis totaling $105.4 million. Long-term debt at December 31, 2017 consisted of Federal Home Loan bank advances and commercial bank borrowings totaling $155.8 million and subordinated notes of $94.3 million. At December 31, 2017 and 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $234.2 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits.
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization from the Fox Chase acquisition.

Table 11—Borrowings

The following table summarizes the Corporation's borrowing activity at the dates indicated:

(Dollars in thousands)	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
2017
Short-term borrowings	$105,431	1.26%	$231,726	$105,552	0.86%
Long-term debt	155,828	1.69	221,762	186,109	1.41
Subordinated notes	94,331	5.35	94,331	94,208	5.35

2016
Short-term borrowings	$196,171	0.68%	$282,333	$103,238	0.72%
Long-term debt	127,522	0.93	127,826	60,965	0.90
Subordinated notes	94,087	5.27	94,087	71,851	5.39

2015
Short-term borrowings	$24,211	0.05%	$61,176	$35,932	0.10%
Long-term debt	—	—	—	—	—
Subordinated notes	49,377	5.36	49,377	37,431	5.40
SHAREHOLDERS' EQUITY
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At December 31,
	2017	2016	$ Change	% Change
Common stock	$157,784	$144,559	$13,225	9.1%
Additional paid-in capital	290,133	230,494	59,639	25.9
Retained earnings	216,761	194,516	22,245	11.4
Accumulated other comprehensive loss	(17,771)	(19,454)	1,683	8.7
Treasury stock	(43,533)	(44,906)	1,373	3.1
Total shareholders’ equity	$603,374	$505,209	$98,165	19.4%

Shareholders' equity at December 31, 2017 increased $98.2 million from December 31, 2016. On December 6, 2017, the Corporation completed its public offering of 2,645,000 shares of common stock at a price of $28.25 per share which resulted in an increase in shareholders' equity of $70.5 million (common stock increased $13.2 million and additional paid-in capital increased $57.3 million).

Retained earnings at December 31, 2017 were impacted by net income of $44.1 million, partially offset by cash dividends declared of $21.8 million. Accumulated other comprehensive loss, net of tax, related to available-for-sale investment securities was $4.1 million and $5.0 million at December 31, 2017 and 2016, respectively. The decrease of $927 thousand was primarily due to increases in the fair value of available-for-sale investment securities. Accumulated other comprehensive loss, net of tax benefits, related to pension and other post-retirement benefits was $13.7 million and $14.3 million at December 31, 2017 and 2016, respectively. Treasury stock decreased primarily due to the issuance of restricted stock.
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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a four-year period beginning January 1, 2015. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2017, the Corporation and the Bank were required to hold a capital conservation buffer greater than 1.250% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. During 2018, the Corporation and the Bank must hold a capital conservation buffer greater than 1.875% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions.
At December 31, 2017, the Corporation had a Tier 1 capital ratio of 11.11% and total risked-based capital ratio of 14.00%. At December 31, 2016, the Corporation had a Tier 1 capital ratio of 9.42% and total risked-based capital ratio of 12.44%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 21 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.
Asset/Liability Management
The primary functions of Asset/Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers and corporate needs. Management's objective to address interest rate risk is to understand the Corporation's sensitivity to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.
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
Credit Risk
Extending credit exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Corporation manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. While the Corporation has strict underwriting, review, and monitoring procedures in place, these procedures cannot eliminate all of the risks related to these lending activities.

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

Liquidity
The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings and certificates of deposit at maturity, operating expenditures, and capital expansion. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a daily basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.
Sources of Funds
Core deposits continue to be the largest significant funding source for the Corporation. These deposits are primarily generated from a base of consumer, business, municipalities and non-profit customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.

The Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the Federal Home Loan Bank, the Federal Reserve Bank of Philadelphia and, at times, brokered deposits and other similar sources.

The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.4 billion. At December 31, 2017 and 2016, the carrying amount of overnight borrowings with the FHLB was $30.2 million and $91.3 million, respectively. At December 31, 2017 and 2016, the carrying amount of long-term borrowings with the FHLB was $125.0 million and $96.2 million, respectively. At December 31, 2017 and 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $234.2 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.

The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks totaling $367.0 million and $302.0 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Corporation had outstanding federal funds purchased with these correspondent banks of $55.0 million and $80.0 million, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $52.0 million and $55.7 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Corporation had no outstanding borrowings under this program.

The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2017, the Corporation had no outstanding borrowings under this line.

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2017, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit and short-term and long-term borrowings. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

The table also shows the amounts and expected maturities of significant commitments at December 31, 2017. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

Table 12—Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2017. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Short-term borrowings	$105,431	$105,431	$—	$—	$—
Long-term debt and interest	161,961	22,607	73,771	65,583	—
Subordinated notes (a)	133,188	4,800	9,669	9,644	109,075
Time deposits (b)	586,480	322,318	213,320	43,615	7,227
Operating leases	61,675	3,535	6,875	6,945	44,320
Standby and commercial letters of credit	52,960	43,874	8,067	715	304
Commitments to extend credit (c)	1,127,545	316,647	160,971	79,699	570,228
Net asset/liability derivative loan commitments (d)	514	514	—	—	—
Other long-term obligations (e)	20,955	5,497	9,215	5,837	406
Total contractual obligations	$2,250,709	$825,223	$481,888	$212,038	$731,560

Notes: (a) Includes interest for fixed and variable rate components. As specified in the note agreements, the Corporation has the option to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.

(c)	Includes both revolving and straight lines of credit. Revolving lines are reported in the “Due in One Year or Less” category.

(d)	Includes the fair value of these contractual arrangements at December 31, 2017.
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

Table 13—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation’s gap analysis at December 31, 2017:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$46,721	$46,721
Interest-earning deposits with other banks	28,688	—	—	—	—	28,688
Investment securities	122,414	44,388	188,427	98,853	—	454,082
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	27,204	27,204
Loans held for sale	1,642	—	—	—	—	1,642
Loans and leases, net of reserve for loan and lease losses	1,406,737	469,993	1,486,959	256,378	(21,555)	3,598,512
Other assets	—	—	—	—	398,013	398,013
Total assets	$1,559,481	$514,381	$1,675,386	$355,231	$450,383	$4,554,862
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$1,040,026	$1,040,026
Interest-bearing demand deposits	1,013,607	5,185	21,597	69,049	—	1,109,438
Savings deposits	794,876	4,726	17,811	13,293	—	830,706
Time deposits	136,461	178,262	249,092	10,934	—	574,749
Borrowings	105,431	20,000	230,000	159	—	355,590
Other liabilities	—	—	—	—	40,979	40,979
Shareholders' equity	—	—	—	—	603,374	603,374
Total liabilities and shareholders' equity	$2,050,375	$208,173	$518,500	$93,435	$1,684,379	$4,554,862
Interest rate swaps	$19,211	$—	$—	$—	$—
Incremental gap	$(471,683)	$306,208	$1,156,886	$261,796	$(1,233,996)
Cumulative gap	$(471,683)	$(165,475)	$991,411	$1,253,207
Cumulative gap as a percentage of interest-earning assets	(11.49)%	(4.03)%	24.15%	30.53%

The table above indicates that the Corporation should anticipate a greater amount of liabilities repricing over assets in the near term. However, this table does not take into account the magnitude of repricing due to rate changes.

Table 14—Net Interest Income - Summary of Interest Rate Simulation

Management also performs a simulation of net interest income to measure interest rate exposures. The following table demonstrates the anticipated impact of an instantaneous and parallel interest rate shift, or "shock," to the yield curve on the Corporation’s net interest income over the next twelve months. This simulation incorporates the same assumptions noted above and assumes a static balance sheet with no incremental growth in interest-earning assets or interest-bearing liabilities over the next twelve months.

The changes to net interest income are shown in the below table at December 31, 2017. The results suggest the Corporation's year-end balance sheet is slightly asset sensitive as net interest income is projected to increase in a rising rate environment. The level of asset sensitivity increased slightly from prior year-end results as a smaller percentage of variable rate loans are priced below their contractual rate floor. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$17,935	11.82%
+200 basis points	12,371	8.15
+100 basis points	6,372	4.20
-100 basis points*	(8,256)	(5.44)
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

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Univest Corporation of Pennsylvania:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.
Philadelphia, Pennsylvania
March 1, 2018

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2017	2016

ASSETS
Cash and due from banks	$46,721	$48,757
Interest-earning deposits with other banks	28,688	9,068
Investment securities held-to-maturity (fair value $55,320 and $24,871 at December 31, 2017 and 2016, respectively)	55,564	24,881
Investment securities available-for-sale	398,518	443,637
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	27,204	24,869
Loans held for sale	1,642	5,890
Loans and leases held for investment	3,620,067	3,285,886
Less: Reserve for loan and lease losses	(21,555)	(17,499)
Net loans and leases held for investment	3,598,512	3,268,387
Premises and equipment, net	61,797	63,638
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $21,825 and $17,597 at December 31, 2017 and 2016, respectively	13,909	16,651
Bank owned life insurance	108,246	99,948
Accrued interest receivable and other assets	41,502	52,243
Total assets	$4,554,862	$4,230,528
LIABILITIES
Noninterest-bearing deposits	$1,040,026	$918,337
Interest-bearing deposits:
Demand deposits	1,109,438	909,963
Savings deposits	830,706	803,078
Time deposits	574,749	626,189
Total deposits	3,554,919	3,257,567
Short-term borrowings	105,431	196,171
Long-term debt	155,828	127,522
Subordinated notes	94,331	94,087
Accrued interest payable and other liabilities	40,979	49,972
Total liabilities	3,951,488	3,725,319
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2017 and 2016; 31,556,799 and 28,911,799 shares issued at December 31, 2017 and 2016, respectively; 29,334,859 and 26,589,353 shares outstanding at December 31, 2017 and 2016, respectively	157,784	144,559
Additional paid-in capital	290,133	230,494
Retained earnings	216,761	194,516
Accumulated other comprehensive loss, net of tax benefit	(17,771)	(19,454)
Treasury stock, at cost; 2,221,940 and 2,322,446 shares at December 31, 2017 and 2016, respectively	(43,533)	(44,906)
Total shareholders’ equity	603,374	505,209
Total liabilities and shareholders’ equity	$4,554,862	$4,230,528
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015

Interest income
Interest and fees on loans and leases:
Taxable	$143,176	$110,119	$86,792
Exempt from federal income taxes	8,442	7,545	6,452
Total interest and fees on loans and leases	151,618	117,664	93,244
Interest and dividends on investment securities:
Taxable	7,343	5,380	4,671
Exempt from federal income taxes	2,274	2,712	3,447
Interest on deposits with other banks	280	61	95
Interest and dividends on other earning assets	1,500	790	526
Total interest income	163,015	126,607	101,983
Interest expense
Interest on demand deposits	3,917	1,902	1,474
Interest on savings deposits	2,089	1,052	533
Interest on time deposits	5,271	4,261	4,000
Interest on short-term borrowings	904	748	35
Interest on long-term debt and subordinated notes	7,658	4,419	2,023
Total interest expense	19,839	12,382	8,065
Net interest income	143,176	114,225	93,918
Provision for loan and lease losses	9,892	4,821	3,802
Net interest income after provision for loan and lease losses	133,284	109,404	90,116
Noninterest income
Trust fee income	8,055	7,741	7,908
Service charges on deposit accounts	5,482	4,691	4,230
Investment advisory commission and fee income	13,454	11,424	10,817
Insurance commission and fee income	14,788	14,603	13,885
Other service fee income	8,656	7,836	7,335
Bank owned life insurance income	3,988	2,931	1,295
Net gain on sales of investment securities	48	518	1,265
Net gain on mortgage banking activities	4,023	6,027	4,838
Other income	746	192	852
Total noninterest income	59,240	55,963	52,425
Noninterest expense
Salaries, benefits and commissions	75,908	70,879	58,106
Net occupancy	10,433	9,638	8,430
Equipment	4,118	3,489	3,159
Data processing	8,500	6,981	4,660
Professional fees	5,325	4,547	3,839
Marketing and advertising	1,485	2,015	2,253
Deposit insurance premiums	1,636	1,713	1,730
Intangible expenses	2,582	5,528	2,567
Acquisition-related costs	—	10,257	1,047
Integration costs	—	5,667	1,490
Restructuring charges	—	1,731	1,642
Other expense	20,726	19,536	16,592
Total noninterest expense	130,713	141,981	105,515
Income before income taxes	61,811	23,386	37,026
Income taxes	17,717	3,881	9,758
Net income	$44,094	$19,505	$27,268
Net income per share:
Basic	$1.64	$0.85	$1.39
Diluted	1.64	0.84	1.39
Dividends declared	0.80	0.80	0.80
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2017			2016			2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$61,811	$17,717	$44,094	$23,386	$3,881	$19,505	$37,026	$9,758	$27,268
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	1,474	516	958	(6,245)	(2,186)	(4,059)	(2,283)	(799)	(1,484)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(48)	(17)	(31)	(518)	(181)	(337)	(1,265)	(443)	(822)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income (2)	—	—	—	—	—	—	5	2	3
Total net unrealized gains (losses) on available-for-sale investment securities	1,426	499	927	(6,763)	(2,367)	(4,396)	(3,543)	(1,240)	(2,303)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	49	17	32	(86)	(30)	(56)	(574)	(201)	(373)
Less: reclassification adjustment for net losses realized in net income (3)	182	64	118	308	108	200	377	132	245
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	231	81	150	222	78	144	(197)	(69)	(128)
Defined benefit pension plans:
Net unrealized losses arising during the period	(14)	(5)	(9)	(155)	(54)	(101)	(797)	(279)	(518)
Less: amortization of net actuarial loss included in net periodic pension costs (4)	1,227	429	798	1,321	462	859	1,362	477	885
Less: accretion of prior service cost included in net periodic pension costs (4)	(282)	(99)	(183)	(283)	(99)	(184)	(280)	(98)	(182)
Less: reclassification adjustment for net losses realized in net income (5)	—	—	—	1,434	502	932	—	—	—
Total defined benefit pension plans	931	325	606	2,317	811	1,506	285	100	185
Other comprehensive income (loss)	2,588	905	1,683	(4,224)	(1,478)	(2,746)	(3,455)	(1,209)	(2,246)
Total comprehensive income	$64,399	$18,622	$45,777	$19,162	$2,403	$16,759	$33,571	$8,549	$25,022
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in other noninterest income on the consolidated statement of income (before tax amount).
(3) Included in interest expense on demand deposits on the consolidated statements of income (before tax amount).
(4) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 13 - Retirement Plans and Other Postretirement Benefits for additional details.
(5) Included in pension cost (before tax amount). See Note 13 - Retirement Plans and Other Postretirement Benefits for additional details.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554

Net income	—	—	—	27,268	—	—	27,268
Other comprehensive loss, net of income tax benefit	—	—	—	—	(2,246)	—	(2,246)
Cash dividends declared ($0.80 per share)	—	—	—	(15,673)	—	—	(15,673)
Stock issued under dividend reinvestment and employee stock purchase plans	123,391	—	52	—	—	2,382	2,434
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	27,999	—	(54)	—	—	515	461
Stock-based compensation	—	—	1,421	—	—	—	1,421
Net tax benefit on stock-based compensation	—	—	31	—	—	—	31
Purchases of treasury stock	(675,754)	—	—	—	—	(13,342)	(13,342)
Restricted stock awards granted, net of cancellations	45,821	—	(877)	—	—	877	—
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574

Net income	—	—	—	19,505	—	—	19,505
Other comprehensive loss, net of income tax benefit	—	—	—	—	(2,746)	—	(2,746)
Cash dividends declared ($0.80 per share)	—	—	—	(18,435)	—	—	(18,435)
Stock issued under dividend reinvestment and employee stock purchase plans	115,269	—	59	—	—	2,413	2,472
Issuance of common stock, acquisition	6,857,529	34,288	109,858	—	—	—	144,146
Exercise of stock options	261,050	—	59	—	—	4,909	4,968
Stock-based compensation	—	—	2,084	—	—	—	2,084
Purchases of treasury stock	(328,271)	—	—	—	—	(8,359)	(8,359)
Restricted stock awards granted, net of cancellations	152,846	—	(2,846)	—	—	2,846	—
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209

Net income	—	—	—	44,094	—	—	44,094
Other comprehensive income, net of income tax	—	—	—	—	1,683	—	1,683
Cash dividends declared ($0.80 per share)	—	—	—	(21,849)	—	—	(21,849)
Stock issued under dividend reinvestment and employee stock purchase plans	82,694	—	181	—	—	2,232	2,413
Issuance of common stock, public offering	2,645,000	13,225	57,276	—	—	—	70,501
Exercise of stock options	92,370	—	(119)	—	—	1,795	1,676
Stock-based compensation	—	—	3,166	—	—	—	3,166
Purchases of treasury stock	(119,798)	—	—	—	—	(3,519)	(3,519)
Restricted stock awards granted, net of cancellations	45,240	—	(865)	—	—	865	—
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$44,094	$19,505	$27,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,892	4,821	3,802
Depreciation of premises and equipment	5,561	4,089	3,757
Net gain on sales of investment securities	(48)	(518)	(1,265)
Net gain on mortgage banking activities	(4,023)	(6,027)	(4,838)
Bank owned life insurance income	(3,988)	(2,931)	(1,295)
Net amortization on investment securities	1,838	1,853	1,284
Amortization, fair market value adjustments and capitalization of mortgage servicing rights	(87)	(521)	(368)
Net accretion of acquisition accounting fair value adjustments	(3,022)	(2,779)	(2,048)
Stock-based compensation	3,166	2,084	1,421
Intangible expenses	2,582	5,528	2,567
Other adjustments to reconcile net income to cash provided by operating activities	(80)	659	(133)
Deferred tax expense	7,483	942	3,816
Originations of loans held for sale	(143,993)	(258,202)	(209,464)
Proceeds from the sale of loans held for sale	152,734	262,948	212,613
Contributions to pension and other postretirement benefit plans	(2,295)	(2,261)	(2,271)
(Increase) decrease in accrued interest receivable and other assets	(1,369)	1,956	3,055
Increase in accrued interest payable and other liabilities	215	2,160	1,442
Net cash provided by operating activities	68,660	33,306	39,343
Cash flows from investing activities:
Net cash paid due to acquisitions	—	(94,835)	(2,967)
Net capital expenditures	(3,961)	(12,644)	(5,890)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	23,265	21,000	13,000
Proceeds from maturities, calls and principal repayments of securities available-for-sale	94,903	110,927	79,482
Proceeds from sales of securities available-for-sale	7,069	77,290	77,308
Purchases of investment securities held-to-maturity	(54,149)	(5,071)	—
Purchases of investment securities available-for-sale	(58,484)	(80,476)	(162,722)
Net increase in other investments	(2,335)	(11,773)	(3,718)
Proceeds from sale of loans transferred to held for sale	—	—	4,000
Proceeds from sale of portfolio loans	—	2,435	—
Net increase in loans and leases	(338,481)	(337,961)	(181,037)
Net (increase) decrease in interest-earning deposits	(19,620)	35,004	(16,954)
Proceeds from sales of other real estate owned	3,996	885	14
Net decrease in federal funds sold	—	—	17,442
Purchases of bank owned life insurance	(7,271)	—	(8,000)
Proceeds from bank owned life insurance	2,961	662	—
Net cash used in investing activities	(352,107)	(294,557)	(190,042)
Cash flows from financing activities:
Net increase in deposits	297,792	125,425	147,572
Net (decrease) increase in short-term borrowings	(90,740)	123,207	(17,763)
Proceeds from issuance of long-term debt	95,000	20,000	—
Repayment of long-term debt	(65,000)	(15,000)	—
Proceeds from issuance of subordinated notes	—	44,515	49,267
Payment of contingent consideration on acquisitions	(5,413)	(2,552)	(2,631)
Proceeds from public offering of common stock	70,501	—	—
Purchases of treasury stock	(3,519)	(8,359)	(13,342)
Stock issued under dividend reinvestment and employee stock purchase plans	2,413	2,472	2,434
Proceeds from exercise of stock options, including excess tax benefits	1,676	4,968	534
Cash dividends paid	(21,299)	(17,024)	(15,011)
Net cash provided by financing activities	281,411	277,652	151,060
Net decrease (increase) in cash and due from banks	(2,036)	16,401	361
Cash and due from banks at beginning of year	48,757	32,356	31,995
Cash and due from banks at end of period	$46,721	$48,757	$32,356

	For the Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,493	$13,982	$8,099
Cash paid for income taxes, net of refunds	12,599	8,053	2,142
Non cash transactions:
Transfer of loans to other real estate owned	$729	$2,347	$320
Transfer of loans to loans held for sale	—	—	4,000
Assets acquired through acquisitions	—	1,090,395	425,185
Liabilities assumed through acquisitions	—	911,316	389,795
Contingent consideration recorded as goodwill	—	—	1,525
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
At December 31, 2017, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting.”
The Bank serves Bucks, Berks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia Counties in Pennsylvania and Atlantic and Cape May Counties in New Jersey through forty-one banking offices and provides banking and trust services to the residents and employees of fourteen retirement communities.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries; the Corporation’s primary subsidiary is the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale, reserve for loan and lease losses and purchase accounting.
Interest-earning Deposits with Other Banks
Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less. At times, such balances exceed the FDIC limits for insurance coverage.
Investment Securities
Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2017 or 2016. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses, net of estimated income taxes, reflected in accumulated other comprehensive income, a separate component of shareholders' equity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the credit rating of each security. Unrealized losses on the Corporation’s investments in debt securities that are deemed temporary in nature are recognized in other comprehensive income, net of tax. Should it be determined that a security is impacted by deteriorating credit or if it is expected the value will not recover during the expected holding period, the credit portion of the loss is recognized in earnings. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis.

The Corporation evaluates its equity securities for other-than-temporary impairment. In addition, effective January 1, 2018, in accordance with ASU No. 2016-01, equity securities are measured at fair value with changes in fair value recognized in net income. See "Recent Accounting Pronouncements" for additional information.
Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values
At December 31, 2017 and 2016, the Bank held $14.6 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $12.5 million and $10.1 million at December 31, 2017 and 2016, respectively. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and evaluated for other-than-temporary impairment. The Corporation determined there was no other-than-temporary impairment of its investments in these stocks at December 31, 2017 or 2016.

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
Reserve Required for Impaired Loans and Leases
A loan or lease is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect future payments of principal or interest as contractually due. The Bank applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Bank considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as troubled debt restructurings are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a valuation allowance is needed. The Bank re-examines each impaired loan on a quarterly basis to determine if any adjustment to the net carrying amount of a loan is required. The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. In measuring impairment, the Bank determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Bank utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Bank establishes a provision to the reserve for loan and lease losses in the amount of the difference between fair value, less costs to sell, and the loan or lease's carrying amount. In subsequent periods, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, the Bank obtains a new appraisal.
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
Premises and Equipment
Land is stated at cost, and premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets or, for leasehold improvements, over the life of the related lease if less than the estimated useful life of the asset. The estimated useful life for new buildings constructed on land owned is forty years. For new buildings constructed on leased land, the estimated useful life is the lesser of twenty-five years (fifteen years if the cost is less than $750 thousand) or the initial term including anticipated renewable terms. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Land improvements are considered to have estimated useful lives of the lesser of fifteen years or the lease term including anticipated renewable terms. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts.
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

Mortgage servicing rights are recognized as separate assets when loans are sold and the servicing rights are retained. Capitalized mortgage servicing rights are reported in other intangible assets on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are evaluated for impairment, on a quarterly basis, based upon the fair value of the servicing rights as compared to amortized cost. The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the unamortized capitalized amount. The Corporation also records servicing rights on Small Business Administration (SBA) loans.
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
Income Taxes
There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred income taxes are provided for temporary differences between amounts reported for financial statement and tax purposes. Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are “more likely than not.” If management determines that the Corporation is not more likely than not, to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Penalties are recorded in noninterest expense in the year they are assessed and paid and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and paid and is treated as a deductible expense for tax purposes. On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act reduces the Corporation's federal tax rate from 35% to 21% effective January 1, 2018. See Note 12, "Income Taxes" for additional information.
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
The Corporation grants both fixed and variable (performance-based) restricted stock. The performance-based restricted stock awards vest based upon the Corporation’s performance with respect to certain financial measures over a three-year period. The fair value of fixed restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the performance-based restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period adjusted for a probability factor of achieving the performance goals.
Dividend Reinvestment and Employee Stock Purchase Plans
The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2017 and 2016, 60,602 and 86,350 shares, respectively, were issued under the dividend reinvestment plan, with 317,283 shares available for future purchase at December 31, 2017.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2017 and 2016, 22,092 and 28,919 shares, respectively, were issued under the employee stock purchase plan, with 655,173 shares available for future purchase at December 31, 2017.
Marketing and Advertising Costs
The Corporation’s accounting policy is to expense marketing and advertising costs as incurred, when the advertisement first takes place, or over the expected useful life of the related asset.
Statement of Cash Flows
The Corporation has defined those items included in the caption “Cash and due from banks” as cash and cash equivalents.
Assets under Management
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
Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU clarifies the accounting treatment of the reclassification of certain income tax effects within accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act.  Among other changes, upon adoption of the ASU, an entity will be required to disclose a description of the accounting policy for releasing stranded income tax effects from accumulated other comprehensive income.  The standard is required to be adopted for periods beginning after December 15, 2018 with early adoption available for any set of financial statements that have yet to be issued or made available for issuance. The Corporation expects to adopt ASU 2018-02 in its 2018 financial statements and upon adoption will reclassify stranded tax charges, totaling $3.9 million, from accumulated other comprehensive income to retained earnings. Additionally, in accordance with ASU 2016-01, stranded tax benefits related to unrealized net gains on equity securities, totaling $93 thousand, will be reclassified to retained earnings upon adoption on January 1, 2018.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this update expand and refine hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additional hedging strategies permitted for hedge accounting include: hedges of contractually-specified price components of commodity purchases or sales, hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets or liabilities, hedges of the portion of a closed portfolio of prepayable assets not expected to prepay, and partial-term hedges of fixed-rate assets or liabilities. The ASU amends the presentation and disclosure requirements and changes how entities assess effectiveness. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings be presented in the same income statement line as the hedged items. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the entity can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. The amended presentation and disclosure guidance is required only prospectively. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
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
In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. This ASU is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require that an employer that sponsors defined benefit pension plans and other postretirement plans present the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization, when applicable. This ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, or January 1, 2018 for the Corporation. This ASU should be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements. Effective January 1, 2018, components of net benefit cost other than the service cost component will be presented in the Corporation's income statement in other noninterest expense rather than in salaries, benefits and commission expense.
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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. For financial liabilities that are measured at fair value, the ASU requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. An entity is required to apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) is required to be applied prospectively to equity investments that exist as of the date of adoption. The amendments in this ASU are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017 or January 1, 2018 for the Corporation. At, December 31, 2017, the Corporation's equity portfolio had a carrying value of $1.1 million which included an unrealized net gain of $666 thousand. At December 31, 2017, $433 thousand was recorded in accumulated other comprehensive income which represented the unrealized net gain, net of income taxes, based on the Corporation’s statutory tax rate as of December 31, 2017. Upon implementation using the prospective approach, the balance in accumulated other comprehensive income of $433 thousand will be reclassed to retained earnings. The carrying value of the equity securities will not change; however, any future increases or decreases in fair value will be recorded as an increase or decrease to the carrying value and recognized in non-interest income.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” and subsequent related updates. This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that requires an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. This guidance allows for adoption using the full retrospective method, with adjustment to each prior reporting period presented in accordance with the guidance on accounting changes, or the modified retrospective method, with a cumulative-effect adjustment to opening retained earnings.

The Corporation plans to adopt the guidance effective January 1, 2018 and will use the modified retrospective method with a cumulative-effect adjustment to opening retained earnings, though no significant adjustments are expected at this time. The Corporation’s revenue is the sum of net interest income and noninterest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Corporation determined that approximately 84% of non-interest income revenue in the year ended December 31, 2017, is within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, certain items within other service fee income such as mortgage servicing income, and certain items within other income. Management has reviewed contracts related to trust fee income, service charges on deposits, investment advisory commissions and fee income, insurance commission and fee income and certain items within other service fee income and other income and has not identified material changes to the timing or amount of revenue recognition. The Corporation will continue to evaluate changes that may be necessary to applicable disclosures of disaggregation of total revenue, information about performance obligations, information about key judgments and estimates and policy decisions regarding revenue recognition.
Note 2. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2017	2016	2015
Numerator:
Net income	$44,094	$19,505	$27,268
Net income allocated to unvested restricted stock	(409)	(167)	(204)
Net income allocated to common shares	$43,685	$19,338	$27,064
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	26,606	22,871	19,491
Effect of dilutive securities—employee stock options	102	60	31
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	26,708	22,931	19,522
Basic earnings per share	$1.64	$0.85	$1.39
Diluted earnings per share	$1.64	$0.84	$1.39
Average anti-dilutive options excluded from computation of diluted earnings per share	169	280	496

Note 3. Common Stock Issuance

On December 6, 2017, the Corporation completed its public offering of 2,645,000 shares of common stock at a price of $28.25 per share, including 345,000 shares of common stock purchased by the underwriters pursuant to their over-allotment option, which was exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $70.5 million. As a result of the stock issuance, common stock increased by $13.2 million and additional paid-in capital increased by $57.3 million.
Note 4. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts
The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2017 and 2016 was $6.7 million and $6.6 million, respectively, and was satisfied by vault cash held at the Bank’s branches. The average balances at the Federal Reserve Bank of Philadelphia were $24.5 million and $10.2 million for the years ended December 31, 2017 and 2016, respectively.
The Corporation maintains interest-earning deposit accounts at other financial institutions and pledges certain deposits as collateral for credit derivatives and interest rate swap agreements. Deposits pledged at December 31, 2017 and 2016 were $400 thousand and $50 thousand, respectively. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.

Note 5. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2017 and 2016, by contractual maturity within each type:

	At December 31, 2017				At December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,995	$—	$(77)	$6,918	$—	$—	$—	$—
	6,995	—	(77)	6,918	—	—	—	—
Residential mortgage-backed securities:
After 5 years to 10 years	8,944	—	(51)	8,893	—	—	—	—
Over 10 years	39,625	44	(160)	39,509	5,071	—	(3)	5,068
	48,569	44	(211)	48,402	5,071	—	(3)	5,068
Corporate bonds:
Within 1 year	—	—	—	—	19,810	2	(9)	19,803
	—	—	—	—	19,810	2	(9)	19,803
Total	$55,564	$44	$(288)	$55,320	$24,881	$2	$(12)	$24,871
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$1,499	$—	$(3)	$1,496	$15,000	$20	$—	$15,020
After 1 year to 5 years	15,590	—	(125)	15,465	17,265	—	(19)	17,246
	17,089	—	(128)	16,961	32,265	20	(19)	32,266
State and political subdivisions:
Within 1 year	2,721	1	(6)	2,716	964	—	(1)	963
After 1 year to 5 years	16,787	33	(44)	16,776	18,705	38	(75)	18,668
After 5 years to 10 years	54,846	897	(73)	55,670	55,541	829	(426)	55,944
Over 10 years	3,120	15	—	3,135	12,663	226	(114)	12,775
	77,474	946	(123)	78,297	87,873	1,093	(616)	88,350
Residential mortgage-backed securities:
After 1 year to 5 years	3,913	12	(26)	3,899	6,086	—	(66)	6,020
After 5 years to 10 years	51,428	5	(852)	50,581	23,479	—	(622)	22,857
Over 10 years	133,237	87	(2,383)	130,941	174,388	99	(4,794)	169,693
	188,578	104	(3,261)	185,421	203,953	99	(5,482)	198,570
Collateralized mortgage obligations:
After 5 years to 10 years	2,103	—	(82)	2,021	—	—	—	—
Over 10 years	1,567	14	—	1,581	4,659	—	(105)	4,554
	3,670	14	(82)	3,602	4,659	—	(105)	4,554
Corporate bonds:
Within 1 year	10,006	—	(5)	10,001	250	—	—	250
After 1 year to 5 years	24,885	20	(147)	24,758	35,923	34	(241)	35,716
After 5 years to 10 years	16,669	71	(296)	16,444	15,193	—	(516)	14,677
Over 10 years	60,000	—	(4,027)	55,973	60,000	27	(2,472)	57,555
	111,560	91	(4,475)	107,176	111,366	61	(3,229)	108,198
Money market mutual funds:
No stated maturity	5,985	—	—	5,985	10,784	—	—	10,784
	5,985	—	—	5,985	10,784	—	—	10,784
Equity securities:
No stated maturity	410	667	(1)	1,076	411	504	—	915
	410	667	(1)	1,076	411	504	—	915
Total	$404,766	$1,822	$(8,070)	$398,518	$451,311	$1,777	$(9,451)	$443,637

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due. Unrealized losses in investment securities at December 31, 2017 and 2016 do not represent other-than-temporary impairments in management's judgment.
Securities with a carrying value of $345.1 million and $356.7 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $1.8 million and $1.4 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2017 and 2016, respectively. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Securities available-for-sale:
Proceeds from sales	$7,069	$77,290	$77,308
Gross realized gains on sales	74	600	1,295
Gross realized losses on sales	26	82	30
Tax expense related to net realized gains on sales	17	181	443
The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the years ended December 31, 2017, 2016 and 2015. The Corporation realized other-than-temporary impairment charges to noninterest income of $0 thousand, $0 thousand, and $5 thousand on its equity portfolio during the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017 and 2016, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at December 31, 2017 and 2016 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2017
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,919	$(77)	$—	$—	$6,919	$(77)
Residential mortgage-backed securities	40,881	(211)	—	—	40,881	(211)
Total	$47,800	$(288)	$—	$—	$47,800	$(288)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,213	$(38)	$11,749	$(90)	$16,962	$(128)
State and political subdivisions	18,457	(91)	6,332	(32)	24,789	(123)
Residential mortgage-backed securities	32,217	(210)	141,371	(3,051)	173,588	(3,261)
Collateralized mortgage obligations	—	—	2,021	(82)	2,021	(82)
Corporate bonds	18,464	(1,016)	71,957	(3,459)	90,421	(4,475)
Equity securities	—	(1)	4	—	4	(1)
Total	$74,351	$(1,356)	$233,434	$(6,714)	$307,785	$(8,070)

At December 31, 2016
Securities Held-to-Maturity
Residential mortgage-backed securities	$5,068	$(3)	$—	$—	$5,068	$(3)
Corporate bonds	9,779	(9)	—	—	9,779	(9)
Total	$14,847	$(12)	$—	$—	$14,847	$(12)
Securities Available-for-Sale
U.S. government corporations and agencies	$11,850	$(19)	$—	$—	$11,850	$(19)
State and political subdivisions	40,771	(610)	423	(6)	41,194	(616)
Residential mortgage-backed securities	192,782	(5,482)	—	—	192,782	(5,482)
Collateralized mortgage obligations	2,012	(26)	2,542	(79)	4,554	(105)
Corporate bonds	58,535	(1,333)	33,104	(1,896)	91,639	(3,229)
Total	$305,950	$(7,470)	$36,069	$(1,981)	$342,019	$(9,451)

At December 31, 2017, gross unrealized losses for securities in an unrealized loss position for twelve months or longer, totaled $6.7 million. Four federal agency bonds, fourteen investment grade corporate bonds, 104 federal agency residential mortgage securities, and seven investment grade municipal bonds had respective unrealized loss positions of $90 thousand, $3.5 million, $3.1 million and $32 thousand, respectively. The fair value of these 129 securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired.

Note 6. Loans and Leases
Summary of Major Loan and Lease Categories

	At December 31, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$833,100	$63,111	$896,211
Real estate-commercial	1,235,681	306,460	1,542,141
Real estate-construction	171,244	4,592	175,836
Real estate-residential secured for business purpose	250,800	91,167	341,967
Real estate-residential secured for personal purpose	260,654	60,920	321,574
Real estate-home equity secured for personal purpose	171,884	12,386	184,270
Loans to individuals	28,156	144	28,300
Lease financings	129,768	—	129,768
Total loans and leases held for investment, net of deferred income	$3,081,287	$538,780	$3,620,067

Unearned lease income, included in the above table	$(14,243)	$—	$(14,243)
Net deferred costs, included in the above table	4,669	—	4,669
Overdraft deposits included in the above table	222	—	222

	At December 31, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$663,221	$160,045	$823,266
Real estate-commercial	909,581	465,368	1,374,949
Real estate-construction	142,891	31,953	174,844
Real estate-residential secured for business purpose	151,931	142,137	294,068
Real estate-residential secured for personal purpose	210,377	80,431	290,808
Real estate-home equity secured for personal purpose	147,982	14,857	162,839
Loans to individuals	30,110	263	30,373
Lease financings	134,739	—	134,739
Total loans and leases held for investment, net of deferred income	$2,390,832	$895,054	$3,285,886

Unearned lease income, included in the above table	$(15,970)	$—	$(15,970)
Net deferred costs, included in the above table	4,503	—	4,503
Overdraft deposits included in the above table	84	—	84
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at December 31, 2017 totaled $538.8 million, including $424.1 million of loans from the Fox Chase acquisition and $114.7 million from the Valley Green Bank acquisition. At December 31, 2017, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $1.6 million representing $792 thousand from the Fox Chase acquisition and $791 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at December 31, 2017 and 2016 were as follows:

(Dollars in thousands)	At December 31, 2017	At December 31, 2016
Outstanding principal balance	$2,325	$8,993
Carrying amount	1,583	7,352
Allowance for loan losses	—	—

The following table presents the changes in accretable yield on acquired credit impaired loans:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016
Beginning of period	$50	$144
Acquisition of credit impaired loans	—	283
Reclassification from nonaccretable discount	891	1,329
Accretable yield amortized to interest income	(926)	(1,672)
Disposals	(4)	(34)
End of period	$11	$50

The Corporation is a lessor of equipment under agreements expiring at various dates through the year 2029. At December 31, 2017 and 2016, the schedule of minimum lease payments receivable is as follows:

	At December 31,
(Dollars in thousands)	2017	2016
Within 1 year	$53,625	$56,872
After 1 year through 2 years	41,351	41,931
After 2 years through 3 years	27,411	28,340
After 3 years through 4 years	15,557	16,369
After 4 years through 5 years	5,375	6,753
Thereafter	692	444
Total future minimum lease payments receivable	144,011	150,709
Less: Unearned income	(14,243)	(15,970)
Total lease financing receivables, net of unearned income	$129,768	$134,739

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at December 31, 2017 and 2016:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At December 31, 2017
Commercial, financial and agricultural	$2,182	$1,440	$1,509	$5,131	$890,658	$422	$896,211	$—
Real estate—commercial real estate and construction:
Commercial real estate	733	548	1,410	2,691	1,539,094	356	1,542,141	—
Construction	1,970	—	365	2,335	173,501	—	175,836	—
Real estate—residential and home equity:
Residential secured for business purpose	1,651	315	1,355	3,321	338,061	585	341,967	162
Residential secured for personal purpose	4,368	1,118	23	5,509	315,845	220	321,574	—
Home equity secured for personal purpose	1,414	333	464	2,211	182,059	—	184,270	148
Loans to individuals	221	139	195	555	27,745	—	28,300	195
Lease financings	1,143	392	1,855	3,390	126,378	—	129,768	256
Total	$13,682	$4,285	$7,176	$25,143	$3,593,341	$1,583	$3,620,067	$761

At December 31, 2016
Commercial, financial and agricultural	$1,536	$256	$1,335	$3,127	$819,550	$589	$823,266	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,482	1,560	2,591	5,633	1,363,606	5,710	1,374,949	—
Construction	202	—	—	202	174,642	—	174,844	—
Real estate—residential and home equity:
Residential secured for business purpose	1,390	428	1,539	3,357	289,927	784	294,068	—
Residential secured for personal purpose	3,243	905	879	5,027	285,512	269	290,808	481
Home equity secured for personal purpose	717	142	521	1,380	161,459	—	162,839	171
Loans to individuals	324	95	142	561	29,812	—	30,373	142
Lease financings	1,731	1,418	729	3,878	130,861	—	134,739	193
Total	$10,625	$4,804	$7,736	$23,165	$3,255,369	$7,352	$3,285,886	$987

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2017 and 2016. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At December 31,
	2017				2016
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$4,448	$921	$—	$5,369	$5,746	$967	$—	$6,713
Real estate—commercial real estate and construction:
Commercial real estate	4,285	10,266	—	14,551	5,651	1,519	—	7,170
Construction	365	—	—	365	—	—	—	—
Real estate—residential and home equity:
Residential secured for business purpose	2,843	206	162	3,211	4,898	766	—	5,664
Residential secured for personal purpose	466	42	—	508	560	—	481	1,041
Home equity secured for personal purpose	511	—	148	659	525	—	171	696
Loans to individuals	—	—	195	195	—	—	142	142
Lease financings	1,599	—	256	1,855	536	—	193	729
Total	$14,517	$11,435	$761	$26,713	$17,916	$3,252	$987	$22,155
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $2.5 million and $1.8 million at December 31, 2017 and December 31, 2016, respectively.

Accruing troubled debt restructuring loans of $11.4 million includes incremental balances $9.2 million related to one borrower which was classified as troubled debt restructurings as the related loans were granted amortization period extensions during the second quarter of 2017.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2017 and 2016.
The Corporation employs a ten (10) grade risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating. Loans with a relationship balance of less than $1 million are reviewed on a performance basis, with the primary monitored metrics being delinquency (60 days or more past due) and revolving stagnancy. Loans with relationships greater than $1 million are reviewed at least annually.  Loan relationships exceeding $15 million or classified as special mention or substandard are reviewed at least quarterly, or more frequently based on management’s discretion.

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$2,521	$—	$20,420	$—	$22,941
3. Strong	9,206	1,821	—	—	11,027
4. Satisfactory	30,283	26,950	—	274	57,507
5. Acceptable	593,205	960,258	76,899	215,750	1,846,112
6. Pre-watch	179,990	209,844	72,168	29,738	491,740
7. Special Mention	4,027	12,974	1,392	296	18,689
8. Substandard	13,868	23,834	365	4,742	42,809
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$833,100	$1,235,681	$171,244	$250,800	$2,490,825

At December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$272	$—	$13,714	$162	$14,148
3. Strong	14,980	2,045	—	—	17,025
4. Satisfactory	35,529	38,861	—	367	74,757
5. Acceptable	465,675	676,212	110,650	133,716	1,386,253
6. Pre-watch	113,499	128,646	18,213	12,025	272,383
7. Special Mention	8,820	22,439	314	1,199	32,772
8. Substandard	24,446	41,378	—	4,462	70,286
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$663,221	$909,581	$142,891	$151,931	$1,867,624

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,120	$—	$—	$—	$1,120
3. Strong	—	—	—	—	—
4. Satisfactory	125	482	—	—	607
5. Acceptable	49,949	183,490	—	73,402	306,841
6. Pre-watch	6,183	98,977	4,592	15,861	125,613
7. Special Mention	1,007	17,028	—	—	18,035
8. Substandard	4,727	6,483	—	1,904	13,114
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$63,111	$306,460	$4,592	$91,167	$465,330
At December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$583	$—	$—	$—	$583
3. Strong	—	—	—	—	—
4. Satisfactory	4,399	1,018	—	—	5,417
5. Acceptable	113,512	282,199	20,565	117,322	533,598
6. Pre-watch	31,697	163,623	11,388	14,405	221,113
7. Special Mention	73	7,705	—	6,245	14,023
8. Substandard	9,781	10,823	—	4,165	24,769
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$160,045	$465,368	$31,953	$142,137	$799,503

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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2017
Performing	$260,589	$171,527	$27,961	$127,913	$587,990
Nonperforming	65	357	195	1,855	2,472
Total	$260,654	$171,884	$28,156	$129,768	$590,462

At December 31, 2016
Performing	$210,208	$147,286	$29,968	$134,010	$521,472
Nonperforming	169	696	142	729	1,736
Total	$210,377	$147,982	$30,110	$134,739	$523,208
The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2017
Performing	$60,477	$12,084	$144	$—	$72,705
Nonperforming	443	302	—	—	745
Total	$60,920	$12,386	$144	$—	$73,450

At December 31, 2016
Performing	$79,559	$14,857	$263	$—	$94,679
Nonperforming	872	—	—	—	872
Total	$80,431	$14,857	$263	$—	$95,551
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
The Corporation originates fixed-rate and adjustable-rate real estate-residential mortgage loans and home equity loans that are secured by the underlying 1-to-4 family residential properties for personal purposes. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies.
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the years ended December 31, 2017, 2016 and 2015:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(1,030)	(232)	(1,370)	(196)	(317)	(3,992)	N/A	(7,137)
Recoveries	801	5	54	99	136	206	N/A	1,301
(Recovery of provision) provision	(66)	2,561	2,204	857	190	4,130	16	9,892
(Recovery of provision) provision for acquired credit impaired loans	—	—	(1)	1	—	—	—	—
Ending balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555

For the Year Ended December 31, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(4,827)	(307)	(522)	(178)	(395)	(759)	N/A	(6,988)
Recoveries	1,454	101	71	88	133	191	N/A	2,038
Provision (recovery of provision)	3,992	961	462	(489)	280	314	(874)	4,646
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(3)	—	—	—	175
Ending balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499

For the Year Ended December 31, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs	(4,793)	(1,895)	(179)	(279)	(549)	(801)	N/A	(8,496)
Recoveries	1,032	200	28	10	176	214	N/A	1,660
Provision (recovery of provision)	3,259	(684)	43	657	359	644	(655)	3,623
Provision for acquired credit impaired loans	—	8	108	63	—	—	—	179
Ending balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
N/A – Not applicable
During 2017, the Corporation recorded charge-offs of $2.8 million related to $5.0 million of software leases under a vendor referral program. These leases are personally guaranteed by 29 high net worth individuals. During 2017, the lessees stopped making payments due to disputes with the vendor, and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital Inc. and certain other defendants by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. On September 25, 2017, Univest Capital, Inc. entered into a Release and Settlement Agreement whereby Univest Capital, Inc. received $1.0 million based upon court approval of the Agreement and is eligible to receive up to an additional $1.3 million. Payment of the $1.3 million is subject to the individual guarantor's election of whether or not they will be subject to the Release and Settlement Agreement. It is expected this election process will be completed by March 31, 2018 and related funds are expected to be received by June 30, 2018. If a guarantor elects to be subject to the Release and Settlement Agreement, Univest Capital, Inc. shall receive a payment of $43 thousand per guarantor. If a guarantor elects not to be subject to the Release and Settlement Agreement, Univest Capital, Inc. has the right to pursue collection of the full amount owed, which ranges from $108 thousand to $228 thousand per guarantor, via the normal collection process. As of December 31, 2017, Univest Capital, Inc. has a receivable totaling $1.3 million related to this matter, which is recorded as a non-accruing lease receivable.

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at December 31, 2017 and 2016:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At December 31, 2017

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$31	$99	$1	$—	$—	$—	N/A	$131
Ending balance: collectively evaluated for impairment	6,711	9,740	1,660	1,754	373	1,132	54	21,424
Total ending balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$7,079	$16,919	$3,465	$1,019	$—	$1,250		$29,732
Ending balance: collectively evaluated for impairment	826,021	1,388,048	247,335	431,519	28,156	128,518		3,049,597
Loans measured at fair value	—	1,958	—	—	—	—		1,958
Acquired non-credit impaired loans	62,689	310,696	90,582	73,086	144	—		537,197
Acquired credit impaired loans	422	356	585	220	—	—		1,583
Total ending balance	$896,211	$1,717,977	$341,967	$505,844	$28,300	$129,768		$3,620,067

At December 31, 2016

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$19	$25	$191	$—	$—	$—	N/A	$235
Ending balance: collectively evaluated for impairment	7,018	7,480	583	993	364	788	38	17,264
Total ending balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$11,077	$25,066	$6,687	$1,085	$—	$—		$43,915
Ending balance: collectively evaluated for impairment	652,144	1,027,406	145,244	357,274	30,110	134,739		2,346,917
Loans measured at fair value	—	2,138	—	—	—	—		2,138
Acquired non-credit impaired loans	159,456	489,473	141,353	95,019	263	—		885,564
Acquired credit impaired loans	589	5,710	784	269	—	—		7,352
Total ending balance	$823,266	$1,549,793	$294,068	$453,647	$30,373	$134,739		$3,285,886
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
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at December 31, 2017 and 2016. The impaired loans exclude acquired credit impaired loans.

	At December 31,
	2017			2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$7,019	$8,301		$10,911	$12,561
Real estate—commercial real estate	15,621	16,507		24,469	25,342
Real estate—construction	365	365		—	—
Real estate—residential secured for business purpose	3,430	4,620		5,704	6,253
Real estate—residential secured for personal purpose	508	566		560	594
Real estate—home equity secured for personal purpose	511	523		525	528
Total impaired loans with no related reserve recorded	$27,454	$30,882		$42,169	$45,278

Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$60	$60	$31	$166	$166	$19
Real estate—commercial real estate	933	933	99	597	597	25
Real estate—residential secured for business purpose	35	37	1	983	1,105	191
Total impaired loans with a reserve recorded	$1,028	$1,030	$131	$1,746	$1,868	$235

Total impaired loans:
Commercial, financial and agricultural	$7,079	$8,361	$31	$11,077	$12,727	$19
Real estate—commercial real estate	16,554	17,440	99	25,066	25,939	25
Real estate—construction	365	365	—	—	—	—
Real estate—residential secured for business purpose	3,465	4,657	1	6,687	7,358	191
Real estate—residential secured for personal purpose	508	566	—	560	594	—
Real estate—home equity secured for personal purpose	511	523	—	525	528	—
Total impaired loans	$28,482	$31,912	$131	$43,915	$47,146	$235
Impaired loans includes nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $4.1 million and $23.3 million at December 31, 2017 and 2016, respectively. Specific reserves on other accruing impaired loans were $99 thousand and $84 thousand at December 31, 2017 and 2016, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	For the Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,832	$—	$110
Loans held for investment:
Commercial, financial and agricultural	10,456	200	347	13,126	258	381	15,383	423	481
Real estate—commercial real estate	20,054	792	289	26,698	1,106	272	23,692	996	330
Real estate—construction	253	—	19	—	—	—	3,164	—	162
Real estate—residential secured for business purpose	3,801	65	169	4,084	67	207	3,805	144	161
Real estate—residential secured for personal purpose	614	3	39	498	2	24	729	2	43
Real estate—home equity secured for personal purpose	406	—	26	440	—	25	184	—	11
Total	$35,584	$1,060	$889	$44,846	$1,433	$909	$48,789	$1,565	$1,298

*
Includes interest income recognized on a cash basis for nonaccrual loans of $4 thousand, $8 thousand and $37 thousand for the years ended December 31, 2017, 2016 and 2015, respectively and interest income recognized on the accrual method for accruing impaired loans of $1.1 million, $1.4 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Any income accrued on 1-to-4 family residential properties after the loan becomes 90 days past due, which is not placed on non-accrual, is held in a reserve for uncollected interest. The reserve for uncollected interest was $3 thousand and $10 thousand at December 31, 2017 and 2016, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $390 thousand and $385 thousand at December 31, 2017 and 2016, respectively.

Impaired Leases
The Corporation had impaired leases of $1.3 million with $0 thousand related reserve at December 31, 2017. The Corporation had no impaired leases at December 31, 2016. See discussion in Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017				2016
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$1,545	$1,545	$—
Real estate—commercial real estate	3	9,206	9,206	—	—	—	—	—
Real estate—residential secured for business purpose	—	—	—	—	1	415	415	—
Total	3	$9,206	$9,206	$—	2	$1,960	$1,960	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$1,127	$1,127	$—	—	$—	$—	$—
Real estate—commercial real estate	1	328	328	—	—	—	—	—
Real estate—residential secured for business purpose	—	—	—	—	1	313	312	—
Real estate—residential secured for personal purpose	—	—	—	—	1	34	34	—
Real estate—home equity secured for personal purpose	—	—	—	—	1	152	152	—
Total	3	$1,455	$1,455	$—	3	$499	$498	$—
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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2017 and 2016:

	Interest Only Term Extension		Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2017
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	—	$—	3	$9,206	3	$9,206
Total	—	$—	—	$—	3	$9,206	3	$9,206

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	2	$1,127	2	$1,127
Real estate—commercial real estate	—	—	1	328	—	—	1	328
Total	—	$—	1	$328	2	$1,127	3	$1,455

For the Year Ended December 31, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	1	$1,545	1	$1,545
Real estate—residential secured for business purpose	1	415	—	—	—	—	1	415
Total	1	$415	—	$—	1	$1,545	2	$1,960

Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	—	$—	1	$312	—	$—	1	$312
Real estate—residential secured for personal purpose	—	—	1	34	—	—	1	34
Real estate—home equity secured for personal purpose	—	—	1	152	—	—	1	152
Total	—	$—	3	$498	—	$—	3	$498

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	For the Years Ended December 31,
	2017		2016
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$34
Total	—	$—	1	$34

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at December 31, 2017 and 2016:

(Dollars in thousands)	At December 31, 2017	At December 31, 2016
Real estate-residential secured for personal purpose	$31	$—
Real estate-home equity secured for personal purpose	—	180
Total	$31	$180

The following presents foreclosed residential real estate property included in other real estate owned at December 31, 2017 and 2016.

(Dollars in thousands)	At December 31, 2017	At December 31, 2016
Foreclosed residential real estate	$80	$—

Note 7. Premises and Equipment
The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2017	2016
Land and land improvements	$15,402	$15,656
Premises and improvements	54,643	54,239
Furniture and equipment	33,675	32,948
Total cost	103,720	102,843
Less: accumulated depreciation	(41,923)	(39,205)
Net book value	$61,797	$63,638
The following table summarizes rental expense charged to operations for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Rental expense	$3,938	$3,791	$3,167
Sublease rental income	(227)	(138)	(195)
Net rental expense	$3,711	$3,653	$2,972
Note 8. Goodwill and Other Intangible Assets
The Corporation has covenants not to compete agreements with certain individuals, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $4.2 million, $4.1 million and $3.6 million, respectively. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2017 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units.
The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2017. There was no impairment of goodwill or other identifiable intangibles recorded during 2015 through 2017.
Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2017 and 2016 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2015	$78,574	$15,434	$18,649	$112,657
Addition to goodwill from acquisitions	59,902	—	—	59,902
Balance at December 31, 2016	138,476	15,434	18,649	172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2017	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2017			At December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$580	$130	$710	$205	$505
Core deposit intangibles	6,788	2,135	4,653	6,788	1,004	5,784
Customer related intangibles	12,381	9,828	2,553	12,381	8,504	3,877
Servicing rights	15,855	9,282	6,573	14,369	7,884	6,485
Total amortized intangible assets	$35,734	$21,825	$13,909	$34,248	$17,597	$16,651
The estimated aggregate amortization expense for covenants not to compete and core deposit and customer related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2018		$2,114
2019		1,565
2020		1,200
2021		923
2022		666
Thereafter		868
The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $10.0 million and $9.5 million at December 31, 2017 and 2016, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at December 31, 2017 and 2016. The Corporation also records servicing rights on SBA loans. The value of these servicing rights was $21 thousand and $0 thousand at December 31, 2017 and 2016, respectively.
Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Beginning of period	$6,485	$5,877	$5,509
Servicing rights capitalized	1,487	2,049	1,674
Acquired servicing rights	—	87	—
Amortization of servicing rights	(1,399)	(1,528)	(1,306)
Changes in valuation allowance	—	—	—
End of period	$6,573	$6,485	$5,877
Residential mortgage and SBA loans serviced for others	$1,008,123	$965,729	$863,947
There was no activity in the valuation allowance for the years ended December 31, 2017, 2016 and 2015.

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousands)	Amount
2018		$970
2019		841
2020		729
2021		628
2022		541
Thereafter		2,864

Note 9. Accrued Interest Receivable and Other Assets
The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2017	2016
Other real estate owned	$1,843	$4,969
Accrued interest receivable	12,362	10,794
Accrued income and other receivables	3,872	7,751
Fair market value of derivative financial instruments	601	1,058
Other prepaid expenses	21,496	17,686
Net federal deferred tax assets	1,174	9,965
Other	154	20
Total accrued interest and other assets	$41,502	$52,243

Note 10. Deposits
Deposits and their respective weighted average interest rate at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017		2016
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,040,026	—%	$918,337
Demand deposits	0.43	1,109,438	0.17	909,963
Savings deposits	0.26	830,706	0.10	803,078
Time deposits	1.12	574,749	0.87	626,189
Total	0.38%	$3,554,919	0.24%	$3,257,567
The aggregate amount of time deposits in denominations of $100 thousand or more was $250.0 million at December 31, 2017 and $291.0 million at December 31, 2016. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $118.4 million at December 31, 2017 and $151.7 million at December 31, 2016.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Due in 2018		$318,938
Due in 2019		141,545
Due in 2020		65,200
Due in 2021		11,232
Due in 2022		31,039
Thereafter		6,795
Total		$574,749

Note 11. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2017
Short-term borrowings:
FHLB borrowings	$30,225	1.54%	$124,500	$50,063	1.10%
Federal funds purchased	55,000	1.56	95,000	32,282	1.05
Customer repurchase agreements	20,206	0.05	26,376	23,207	0.05

Long-term debt:
FHLB advances	$125,036	1.73%	$190,689	$155,073	1.43%
Security repurchase agreements	30,792	1.52	31,234	31,036	1.30

Subordinated notes	$94,331	5.35%	$94,331	$94,208	5.35%

2016
Short-term borrowings:
FHLB borrowings	$91,300	0.74%	$206,000	$50,757	0.58%
Federal funds purchased	80,000	0.81	125,000	24,783	0.61
Customer repurchase agreements	24,871	0.05	30,011	26,173	0.05
Other short-term borrowings*	—	—	79,960	1,525	18.83

Long-term debt:
FHLB advances	$96,248	0.94%	$96,471	$45,179	0.89%
Security repurchase agreements	31,274	0.91	31,475	15,786	0.93

Subordinated notes	$94,087	5.36%	$94,087	$71,851	5.39%
*Other short-term borrowings during 2016 consisted of a short-term bridge loan with a correspondent bank and associated fees.
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.4 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At December 31, 2017 and 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $234.2 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $367.0 million and $302.0 million at December 31, 2017 and 2016, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $52.0 million and $55.7 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2017, the Corporation had no outstanding borrowings under this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2017	Weighted Average Rate
2018	$10,036	0.69%
2019	10,000	1.35
2020	40,000	1.70
2021	55,000	1.94
2022	10,000	2.09
Thereafter	—	—
Total	$125,036	1.73%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of December 31, 2017	Weighted Average Rate
2018	$10,192	1.13%
2019	10,266	1.70
2020	10,334	1.71
2021	—	—
2022	—	—
Thereafter	—	—
Total	$30,792	1.52%
Long-term debt under security repurchase agreements totaling $25.7 million are variable based on the one-month LIBOR rate plus a spread. One borrowing for $5.1 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
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
On March 30, 2015, the Corporation completed the issuance of $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2015 Notes") due 2025 in a private placement transaction to institutional accredited investors. The net proceeds of the offering $49.3 million, The 2015 Notes bear interest at an annual fixed rate of 5.10% from the date of issuance until March 30, 2020, or any early redemption date. From March 30, 2020 to the maturity date of March 30, 2025 (or any early redemption date), the 2015 Notes will bear interest at an annual rate equal to the three-month LIBOR rate plus 3.544%. Beginning with the interest payment date of March 30, 2020, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2015 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2015 Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the 2015 Notes, in whole, at any time, or in part from time to time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.
The subordinated notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The debt issuance costs are included as a direct deduction from the debt liability and the costs are amortized to interest expense using the effective interest method.

Note 12. Income Taxes
The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current:
Federal	$9,273	$2,400	$5,113
State	961	539	829
Deferred:
Federal	7,350	909	3,877
State	133	33	(61)
	$17,717	$3,881	$9,758
The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(6.1)	(15.6)	(9.5)
Increase in value of bank owned life insurance assets	(2.2)	(4.2)	(1.2)
Stock-based compensation	(1.0)	(1.7)	0.5
Non-deductible merger-related expenses	—	1.2	0.4
State income taxes, net of federal benefits	1.2	(1.5)	0.9
Adjustment to deferred tax assets and liabilities for enacted changes in tax laws and rates	1.7	—	—
Changes in valuation allowance	0.5	3.1	0.4
Other	(0.4)	0.3	(0.1)
Effective tax rate	28.7%	16.6%	26.4%
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA includes many provisions that will affect the Corporation's income tax expense, including reducing the Corporation's federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, the Corporation is required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The re-measurement of the Corporation's net deferred tax asset resulted in additional 2017 income tax expense of $1.1 million.
Also, on December 22, 2017, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 118 (SAB 118) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the TCJA in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the TCJA's enactment date to complete the necessary accounting.
The Corporation recorded provisional amounts of deferred income taxes using reasonable estimates in four areas where information necessary to complete the accounting was not available, prepared, or analyzed: 1) The Corporation's deferred tax liability for temporary differences between the tax and financial reporting basis of fixed assets is principally due to the accelerated depreciation under the TCJA which allows for full expensing of qualified property purchased and placed in service after September 27, 2017. 2) The Corporation's deferred tax asset for temporary differences associated with accrued compensation is awaiting final determinations of amounts that will be paid and deducted on the 2017 income tax returns. 3) The Corporation's deferred tax liability for temporary differences associated with equity investments in partnerships is awaiting receipt of Schedules K-1 from outside preparers, which is necessary to determine the 2017 tax impact from these investments. 4) The Corporation's deferred tax liability for temporary differences related to its qualified pension plan is based upon actuarial reports from the Corporation's third party provider. However, the Corporation is still in the process of determining if a contribution related to the 2017 plan year will be made.
The Corporation did not make any adjustments to deferred tax assets, representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million. There is uncertainty in applying the newly-enacted rules to existing contracts, and the Corporation is seeking further clarifications before completing its analysis.

The Corporation will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.
Retained earnings include $6.0 million at December 31, 2017, 2016 and 2015, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.
During the year ended December 31, 2015, the Corporation recorded excess tax benefits resulting from the exercise or vesting of stock-based compensation to additional paid-in capital. The Corporation adopted ASU 2016-9, "Improvements to Employee Share-Based Payment Accounting", which was issued in March 2016. After adoption, all excess tax benefits and tax deficiencies are recorded as a component of income tax expense.
At December 31, 2017 and 2016, the Corporation had no unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.
The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2014.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.
The Corporation has a state net operating loss carry-forward of $52.6 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2017 and 2016 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$4,643	$5,984
Deferred compensation	2,110	2,541
Actuarial adjustments on retirement benefits*	4,432	7,714
State net operating losses	4,166	2,725
Other-than-temporary impairments on equity securities	148	331
Net unrealized holding losses on securities available-for-sale and swaps*	1,316	2,762
Other deferred tax assets	1,243	5,712
Gross deferred tax assets	18,058	27,769
Valuation allowance	(3,523)	(2,341)
Total deferred tax assets, net of valuation allowance	14,535	25,428
Deferred tax liabilities:
Mortgage servicing rights	1,415	2,302
Retirement plans	4,304	6,265
Deferred loan fees and costs	2,614	615
Acquisition-related fair value adjustments	1,621	2,097
Intangible assets	1,513	1,491
Depreciation	1,102	1,401
Other deferred tax liabilities	792	1,692
Total deferred tax liabilities	13,361	15,863
Net deferred tax assets	$1,174	$9,565
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 13. Retirement Plans and Other Postretirement Benefits
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
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2017, 2016 and 2015 was $1.4 million, $1.2 million, and $1.0 million, respectively.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP), which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants; all current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2017, 2016 and 2015 was $222 thousand, $52 thousand and $285 thousand, respectively.

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$47,389	$49,810	$2,968	$2,834
Service cost	524	661	48	46
Interest cost	1,927	2,071	118	133
Actuarial loss (gain)	3,169	413	(409)	36
Benefits paid	(2,645)	(2,400)	(114)	(81)
Settlements	—	(3,166)	—	—
Benefit obligation at end of year	$50,364	$47,389	$2,611	$2,968

Change in plan assets:
Fair value of plan assets at beginning of year	$41,418	$41,490	$—	$—
Actual return on plan assets	5,799	3,314	—	—
Benefits paid	(2,645)	(2,400)	(114)	(81)
Settlements	—	(3,166)	—	—
Employer contribution and non-qualified benefit payments	2,181	2,180	114	81
Fair value of plan assets at end of year	$46,753	$41,418	$—	$—
Funded status	(3,611)	(5,971)	(2,611)	(2,968)
Unrecognized net actuarial loss	21,256	22,018	316	767
Unrecognized prior service costs	(464)	(746)	—	—
Net amount recognized	$17,181	$15,301	$(2,295)	$(2,201)
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
Information for the pension plan with an accumulated benefit obligation in excess of the fair value of plan assets is shown below. The accumulated benefit obligation did not exceed the fair value of plan assets at December 31, 2017 but is shown for comparative purposes.

	At December 31,
(Dollars in thousands)	2017	2016
Projected benefit obligation	$48,104	$45,129
Accumulated benefit obligation	44,976	42,178
Fair value of plan assets	46,753	41,418
Components of net periodic benefit cost were as follows:

	Retirement Plans			Other Post Retirement Benefits
(Dollars in thousands)	2017	2016	2015	2017	2016	2015
Service cost	$524	$661	$756	$48	$46	$59
Interest cost	1,927	2,071	1,953	118	133	110
Expected return on plan assets	(3,074)	(3,041)	(3,100)	—	—	—
Amortization of net actuarial loss	1,185	1,296	1,308	42	25	54
Accretion of prior service cost	(282)	(283)	(280)	—	—	—
Settlement cost	—	1,434	—	—	—	—
Net periodic benefit cost	$280	$2,138	$637	$208	$204	$223

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2018:
Amortization of net actuarial loss	$1,173	$225
Accretion of prior service cost	(283)	—
During 2018, the Corporation expects to contribute approximately $158 thousand to the Retirement Plans and approximately $80 thousand to Other Postretirement Benefits.
The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2018	$2,745	$80
2019	2,786	85
2020	2,829	88
2021	2,899	91
2022	2,901	97
Years 2023-2027	14,987	608

Weighted-average assumptions used to determine benefit obligations at December 31, 2017 and 2016 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Assumed discount rate	3.6%	4.0%	3.6%	4.0%
Assumed salary increase rate	3.0	3.0	—	—
The benefit obligation for all plans at December 31, 2017 was based on the RP-2014 mortality table using the projection scale MP-2017 published by the Society of Actuaries.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2017 and 2016 were as follows. The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

	Retirement Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Assumed discount rate	4.0%	4.3%	4.0%	4.3%
Assumed long-term rate of investment return	7.5	7.5	—	—
Assumed salary increase rate	3.0	3.0	—	—

The Corporation's pension plan asset allocation at December 31, 2017 and 2016, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2017	2016
Asset Category:
Equity securities	64%	61%
Debt securities	35	38
Other	1	1
Total	100%	100%
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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2017	2016
Level 1:
Mutual funds	$31,144	$26,292
Short-term investments	515	549
Level 2:
U.S. government obligations	4,910	3,544
Corporate bonds	5,974	6,468
Level 3:
Certificates of deposit	4,210	4,565
Total fair value of plan assets	$46,753	$41,418
The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2017 and 2016:

(Dollars in thousands)	Balance at December 31, 2016	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2017
Certificates of deposit	$4,565	$—	$—	$535	$(890)	$4,210
Total Level 3 assets	$4,565	$—	$—	$535	$(890)	$4,210

(Dollars in thousands)	Balance at December 31, 2015	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2016
Certificates of deposit	$4,755	$—	$—	$675	$(865)	$4,565
Total Level 3 assets	$4,755	$—	$—	$675	$(865)	$4,565

Note 14. Stock-Based Incentive Plan
The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,355,786 options and restricted stock to employees and non-employee directors, which includes 857,191 shares as a result of the completion of the acquisition of Fox Chase on July 1, 2016 and 473,483 shares as a result of the completion of the acquisition of Valley Green Bank on January 1, 2015. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. The options issued in 2017 become exercisable and vest at 33.3 percent per year for each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the shares vest based upon the Corporation’s performance with respect to certain financial measures over a three-year period. There were 2,484,320 share awards available for future grants at December 31, 2017 under the plan. At December 31, 2017, there were 512,735 options to purchase common stock and 229,026 unvested restricted stock awards outstanding under the plan.

The following is a summary of the Corporation’s stock option activity and related information for the year ended December 31, 2017:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2017
Outstanding at December 31, 2016	504,908	$19.06
Granted	189,797	28.15
Expired	(73,600)	22.69
Forfeited	(16,000)	23.35
Exercised	(92,370)	18.14
Outstanding at December 31, 2017	512,735	21.90	7.4	$3,170
Exercisable at December 31, 2017	160,593	17.80	5.6	1,646

The following is a summary of nonvested stock options at December 31, 2017 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2016	308,940	$6.15
Granted	189,797	6.72
Vested	(130,595)	6.06
Forfeited	(16,000)	6.47
Nonvested stock options at December 31, 2017	352,142	6.47

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

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. The Corporation records forfeitures as they occur. The following aggregated assumptions were used to estimate the fair value of options granted for the periods indicated:

	For the Years Ended December 31,
	2017	2016				2015
	Actual	Range			Weighted Average	Actual
Expected option life in years	6.9	7.6	-	8.2	7.9	8.0
Risk free interest rate	2.30%	1.38%	-	1.89%	1.87%	1.64%
Expected dividend yield	2.84%	3.80%	-	4.19%	4.06%	4.32%
Expected volatility	29.75%	37.71%	-	46.22%	45.82%	49.38%
Fair value of options	$6.72	$5.40	-	$6.27	$6.23	$6.07
The following is a summary of nonvested restricted stock awards at December 31, 2017 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2016	285,158	$19.74
Granted	61,823	28.08
Vested	(101,372)	19.80
Forfeited	(16,583)	20.22
Nonvested share awards at December 31, 2017	229,026	21.93

The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2017	2016	2015
Shares granted	61,823	176,255	65,755
Weighted average grant date fair value	$28.08	$20.60	$18.62
Intrinsic value of awards vested	$2,954	$1,000	$749
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at December 31, 2017 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$1,280	1.7
Restricted stock awards	2,291	1.4
	$3,571	1.5

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Stock-based compensation expense:
Stock options	$910	$577	$528
Restricted stock awards	2,256	1,507	893
Employee stock purchase plan	64	67	53
Total	$3,230	$2,151	$1,474
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$1,432	$1,135	$339
There were no significant modifications or accelerations to options or restricted stock awards during the period 2015 through 2017.
The Corporation typically issues shares for stock option exercises and grants of restricted stock awards from its treasury stock.

Note 15. Accumulated Other Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss, net of tax benefit, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss (Income)
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)
Net Change	(2,303)	(128)	185	(2,246)
Balance, December 31, 2015	(592)	(285)	(15,831)	(16,708)
Net Change	(4,396)	144	1,506	(2,746)
Balance, December 31, 2016	(4,988)	(141)	(14,325)	(19,454)
Net Change	927	150	606	1,683
Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)

Note 16. Commitments and Contingencies
Lending Operations
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. The Bank offers commercial, mortgage, and consumer credit products to customers in the normal course of business, which are detailed in Note 6. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s market area. Financial instruments with off-balance sheet risk include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.
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
Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They are primarily issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded, the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2017, the maximum potential amount of future payments under letters of credit is $53.0 million. The current carrying amount of the contingent obligation is $278 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.
The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2017:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,127,545
Performance letters of credit	27,634
Financial standby letters of credit	24,477
Other letters of credit	849
The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2017, the reserve for sold mortgages was $293 thousand.
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

During 2017, the Corporation recorded charge-offs of $2.8 million related to $5.0 million of software leases under a vendor referral program. These leases are personally guaranteed by 29 high net worth individuals. During 2017, the lessees stopped making payments due to disputes with the vendor, and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital Inc. and certain other defendants by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. On September 25, 2017, Univest Capital, Inc. entered into a Release and Settlement Agreement whereby Univest Capital, Inc. received $1.0 million based upon court approval of the Agreement and is eligible to receive up to an additional $1.3 million. Payment of the $1.3 million is subject to the individual guarantor's election of whether or not they will be subject to the Release and Settlement Agreement. It is expected this election process will be completed by March 31, 2018 and related funds are expected to be received by June 30, 2018. If a guarantor elects to be subject to the Release and Settlement Agreement, Univest Capital, Inc. will receive a payment of $43 thousand per guarantor. If a guarantor elects not to be subject to the Release and Settlement Agreement, Univest Capital, Inc. has the right to pursue collection of the full amount owed, which ranges from $108 thousand to $228 thousand per guarantor, via the normal collection process. As of December 31, 2017, Univest Capital, Inc. has a receivable totaling $1.3 million related to this matter, which is recorded as a non-accruing lease receivable.

Operating Leases
At December 31, 2017, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises. Portions of certain properties are subleased. A summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2018	$3,535
2019	3,407
2020	3,468
2021	3,514
2022	3,431
Thereafter	44,320
Total	$61,675
Service Contracts
At December 31, 2017, the Corporation had contracts with third-party providers to manage the Corporation's network operations, data processing and other related services. The projected amount of the Corporation's future minimum payments due for contracts with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2018	$5,497
2019	4,867
2020	4,348
2021	3,790
2022	2,047
Thereafter	406
Total	$20,955

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
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the

Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap. At December 31, 2017, approximately $62 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2017. At December 31, 2017, the notional amount of the interest rate swap was $17.8 million, with a positive fair value of $13 thousand.
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
The Corporation has an interest rate swap with a current notional amount of $523 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At December 31, 2017, the Corporation has fifteen variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $75.6 million, and remaining maturities ranging from one to 10 years. At December 31, 2017, the fair value of the swaps to the customers was a liability of $36 thousand and all swaps were in paying positions to the third-party financial institution.
At December 31, 2017, there were no material foreign currency swap transactions between the third-party institution and loan customers.
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

Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2017 and 2016. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2017
Interest rate swap - cash flow hedge	$17,836		$13		$—
Interest rate swap - fair value hedge	1,388		—	Other liabilities	12
Total	$19,224		$13		$12
At December 31, 2016
Interest rate swap - cash flow hedge	$18,566		$—	Other liabilities	$217
Interest rate swap - fair value hedge	1,427		—	Other liabilities	37
Total	$19,993		$—		$254
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2017 and 2016:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2017
Interest rate swap	$523		$—	Other liabilities	$38
Credit derivatives	75,622		—	Other liabilities	36
Interest rate locks with customers	27,411	Other assets	527		—
Forward loan sale commitments	29,037	Other assets	61		—
Total	$132,593		$588		$74
At December 31, 2016
Interest rate swap	$622		$—	Other liabilities	$65
Credit derivatives	27,919		—	Other liabilities	9
Interest rate locks with customers	36,541	Other assets	801		—
Forward loan sale commitments	42,366	Other assets	257		—
Total	$107,448		$1,058		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2017	2016	2015
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$182	$308	$377
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	7	9	—
Net loss		$(175)	$(299)	$(377)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2017	2016	2015
Credit derivatives	Other noninterest income	$403	$93	$—
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	(274)	(288)	301
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	(196)	359	10
Total		$(67)	$164	$311

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2017 and 2016:

	Accumulated Other Comprehensive (Loss) Income	At December 31,
(Dollars in thousands)		2017	2016
Interest rate swap—cash flow hedge	Fair value, net of taxes	$9	$(141)
Total		$9	$(141)
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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2017.
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
Two commercial loans, associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $51 thousand at December 31, 2017.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, classified using the fair value hierarchy:

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$16,961	$—	$16,961
State and political subdivisions	—	78,297	—	78,297
Residential mortgage-backed securities	—	185,421	—	185,421
Collateralized mortgage obligations	—	3,602	—	3,602
Corporate bonds	—	79,190	27,986	107,176
Money market mutual funds	5,985	—	—	5,985
Equity securities	1,076	—	—	1,076
Total available-for-sale securities	7,061	363,471	27,986	398,518
Loans*	—	—	1,958	1,958
Interest rate swap*	—	13	—	13
Interest rate locks with customers*	—	527	—	527
Forward loan sale commitments*	—	61	—	61
Total assets	$7,061	$364,059	$29,944	$401,064
Liabilities:
Contingent consideration liability	$—	$—	$339	$339
Interest rate swaps*	—	50	—	50
Credit derivatives*	—	—	36	36
Total liabilities	$—	$50	$375	$425

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$32,266	$—	$32,266
State and political subdivisions	—	88,350	—	88,350
Residential mortgage-backed securities	—	198,570	—	198,570
Collateralized mortgage obligations	—	4,554	—	4,554
Corporate bonds	—	79,420	28,778	108,198
Money market mutual funds	10,784	—	—	10,784
Equity securities	915	—	—	915
Total available-for-sale securities	11,699	403,160	28,778	443,637
Loans*	—	—	2,138	2,138
Interest rate locks with customers*	—	801	—	801
Forward loan sale commitments*	—	257	—	257
Total assets	$11,699	$404,218	$30,916	$446,833
Liabilities:
Contingent consideration liability	$—	$—	$5,999	$5,999
Interest rate swaps*	—	319	—	319
Credit derivatives*	—	—	9	9
Total liabilities	$—	$319	$6,008	$6,327
*Such financial instruments are recorded at fair value as further described in Note 17, "Derivative Instruments."

The following table includes a rollfoward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for year ended December 31, 2017 and 2016.

	For the Year Ended December 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at December 31, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(792)	$27,986
Loans	2,138	—	—	(137)	—	(43)	1,958
Credit derivatives	(9)	(430)	—	—	—	403	(36)
Net total	$30,907	$(430)	$—	$(137)	$—	$(432)	$29,908

	For the Year Ended December 31, 2016
(Dollars in thousands)	Balance at December 31, 2015	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at December 31, 2016
Corporate bonds	—	—	—	—	—	—	28,778
Loans	—	2,313	—	(65)	—	(110)	2,138
Credit derivatives	—	(102)	—	—	—	93	(9)
Net total	$—	$2,211	$—	$(65)	$—	$(17)	$30,907
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2017
Sterner Insurance Associates	$331	$—	$30	$(301)	$—
Girard Partners	5,668	—	5,383	54	339
Total contingent consideration liability	$5,999	$—	$5,413	$(247)	$339

	For the Year Ended December 31, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2016
Sterner Insurance Associates	$1,144	$—	$1,325	$512	$331
Girard Partners	4,241	—	967	2,394	5,668
John T. Fretz Insurance Agency	192	—	260	68	—
Total contingent consideration liability	$5,577	$—	$2,552	$2,974	$5,999
*Includes adjustments during the measurement period in accordance with ASC Topic 805.

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016:

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$28,351	$28,351
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,843	1,843
Total	$—	$—	$30,194	$30,194

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$43,680	$43,680
Other real estate owned	—	—	4,969	4,969
Total	$—	$—	$48,649	$48,649

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2017 and 2016. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$75,409	$—	$—	$75,409	$75,409
Held-to-maturity securities	—	55,320	—	55,320	55,564
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	27,204
Loans held for sale	—	1,676	—	1,676	1,642
Net loans and leases held for investment	—	—	3,547,451	3,547,451	3,566,953
Servicing rights	—	—	10,046	10,046	6,573
Total assets	$75,409	$56,996	$3,557,497	$3,689,902	$3,733,345
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,980,170	$—	$—	$2,980,170	$2,980,170
Time deposits	—	574,737	—	574,737	574,749
Total deposits	2,980,170	574,737	—	3,554,907	3,554,919
Short-term borrowings	—	105,431	—	105,431	105,431
Long-term debt	—	156,834	—	156,834	155,828
Subordinated notes	—	98,075	—	98,075	94,331
Total liabilities	$2,980,170	$935,077	$—	$3,915,247	$3,910,509
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,414)	$—	$(2,414)	$—

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$57,825	$—	$—	$57,825	$57,825
Held-to-maturity securities	—	24,871	—	24,871	24,881
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	24,869
Loans held for sale	—	5,943	—	5,943	5,890
Net loans and leases held for investment	—	—	3,193,886	3,193,886	3,222,569
Servicing rights	—	—	9,548	9,548	6,485
Total assets	$57,825	$30,814	$3,203,434	$3,292,073	$3,342,519
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,631,378	$—	$—	$2,631,378	$2,631,378
Time deposits	—	628,096	—	628,096	626,189
Total deposits	2,631,378	628,096	—	3,259,474	3,257,567
Short-term borrowings	—	195,572	—	195,572	196,171
Long-term debt	—	130,157	—	130,157	127,522
Subordinated notes	—	95,188	—	95,188	94,087
Total liabilities	$2,631,378	$1,049,013	$—	$3,680,391	$3,675,347
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,218)	$—	$(2,218)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at December 31, 2017 and 2016.
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
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2017, impaired loans held for investment had a carrying amount of $28.5 million with a valuation allowance of $131 thousand. At December 31, 2016, impaired loans held for investment had a carrying amount of $43.9 million with a valuation allowance of $235 thousand. The Corporation had impaired leases of $1.3 million with no reserve at December 31, 2017. The Corporation had no impaired leases at December 31, 2016.

Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management’s assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on small business administration (SBA) loans. At December 31, 2017 and December 31, 2016, servicing rights had a carrying amount of $6.6 million and $6.5 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2017 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2017. There was no impairment of goodwill or identifiable intangibles recorded.
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
A roll-forward of the remaining accrued restructuring expense is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2017	$901	$228	$81	$1,210
Payments	(901)	—	(58)	(959)
Non-cash settlement	—	(228)	—	(228)
Accrued at December 31, 2017	$—	$—	$23	$23
Note 20. Share Repurchase Plan
On October 23, 2013, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 800,000 shares of common stock, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the years ended December 31, 2017, 2016 and 2015, the Corporation repurchased 0, 66,000 and 608,757 shares of common stock at a cost of $0.0 million, $1.4 million and $12.0 million, respectively, under the share repurchase program. Shares available for future repurchases under the plan totaled 1,014,246 at December 31, 2017. Total shares outstanding at December 31, 2017 were 29,334,859. At December 31, 2017, the aggregate purchases recorded as treasury stock, at cost, on the Corporation's consolidated balance sheet was $43.5 million. The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.
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
In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The new minimum capital requirements were effective on January 1, 2015. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The capital conservation buffer requirements began to be phased in over a four-year period beginning January 1, 2016 with final phase in occurring 2019.
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a four-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2018, the Corporation and the Bank must hold a capital conservation buffer greater than 1.875% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer which would require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50% beginning in the first quarter of 2019.
The below table presents the Corporation's and Bank's actual and required capital ratios as of December 31, 2017 and December 31, 2016 under regulatory capital rules.
On December 6, 2017, the Corporation completed its public offering of common stock which increased shareholders' equity by $70.5 million. As of December 31, 2017, the capital raised remained at the Corporation and was not contributed to the Bank. See Note 3, "Common Stock Issuance" for additional information.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$563,797	14.00%	$322,148	8.00%	$402,685	10.00%
Bank	464,851	11.62	320,003	8.00	400,004	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	241,611	6.00	322,148	8.00
Bank	442,613	11.07	240,002	6.00	320,003	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	181,208	4.50	261,745	6.50
Bank	442,613	11.07	180,002	4.50	260,002	6.50
Tier 1 Capital (to Average Assets):
Corporation	447,228	10.48	170,753	4.00	213,441	5.00
Bank	442,613	10.45	169,453	4.00	211,816	5.00
At December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$462,198	12.44%	$297,284	8.00%	$371,604	10.00%
Bank	436,435	11.85	294,679	8.00	368,349	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	222,963	6.00	297,284	8.00
Bank	418,266	11.36	221,010	6.00	294,679	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	167,222	4.50	241,543	6.50
Bank	418,266	11.36	165,757	4.50	239,427	6.50
Tier 1 Capital (to Average Assets):
Corporation	349,942	8.84	158,410	4.00	198,013	5.00
Bank	418,266	10.64	157,254	4.00	196,567	5.00
At December 31, 2017 and December 31, 2016, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2017, the Corporation and the Bank was required to hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 1.250% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2017, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the phase in of the capital conservation buffer as well as the impact on new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) on its regulatory capital ratios. See Note 1 to the financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Dividends and Other Restrictions
The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of the Bank paid to the Corporation in the form of dividends.
The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2018 without approval of the Federal Reserve Board of Governors of approximately $36.5 million plus an additional amount equal to the Bank’s net profits for 2018 up to the date of any such dividend declaration.
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
The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2017:

(Dollars in thousands)
Balance at January 1, 2017	$57,386
Additions	13,840
Amounts collected and other reductions	(53,381)
Balance at December 31, 2017	$17,845
The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2017
Commitments to extend credit	$16,039
Deposits received	14,257
Note 23. Segment Reporting
At December 31, 2017, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
The Corporation's Banking segment consists of commercial, consumer and mortgage banking, as well as lease financing. The Wealth Management segment consists of investment advisory services, retirement plan services, trust, municipal pension services and broker/dealer services. The Insurance segment consists of commercial lines, personal lines, benefits and human resources consulting.

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

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2017, 2016 and 2015.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2017
Interest income	$162,982	$8	$—	$25	$163,015
Interest expense	14,802	—	—	5,037	19,839
Net interest income (expense)	148,180	8	—	(5,012)	143,176
Provision for loan and lease losses	9,892	—	—	—	9,892
Noninterest income	21,838	21,707	15,320	375	59,240
Intangible expenses	1,507	674	401	—	2,582
Other noninterest expense	100,670	13,732	11,667	2,062	128,131
Intersegment (revenue) expense*	(1,059)	585	474	—	—
Income (expense) before income taxes	59,008	6,724	2,778	(6,699)	61,811
Income tax expense (benefit)	15,735	2,597	374	(989)	17,717
Net income (loss)	$43,273	$4,127	$2,404	$(5,710)	$44,094
Total assets	$4,466,301	$34,600	$27,846	$26,115	$4,554,862
Capital expenditures	$7,731	$38	$222	$612	$8,603

For the Year Ended December 31, 2016
Interest income	$126,571	$5	$—	$31	$126,607
Interest expense	8,224	—	—	4,158	12,382
Net interest income (expense)	118,347	5	—	(4,127)	114,225
Provision for loan and lease losses	4,821	—	—	—	4,821
Noninterest income	21,296	19,318	15,150	199	55,963
Intangible expenses	932	3,132	1,464	—	5,528
Acquisition-related and integration costs and restructuring charges	16,096	—	—	1,559	17,655
Other noninterest expense	88,065	12,980	11,924	5,829	118,798
Intersegment (revenue) expense*	(1,766)	788	978	—	—
Income (expense) before income taxes	31,495	2,423	784	(11,316)	23,386
Income tax expense (benefit)	6,510	857	348	(3,834)	3,881
Net income (loss)	$24,985	$1,566	$436	$(7,482)	$19,505
Total assets	$4,137,873	$35,061	$24,472	$33,122	$4,230,528
Capital expenditures	$9,944	$29	$30	$1,660	$11,663

For the Year Ended December 31, 2015
Interest income	$101,950	$1	$—	$32	$101,983
Interest expense	6,042	—	—	2,023	8,065
Net interest income (expense)	95,908	1	—	(1,991)	93,918
Provision for loan and lease losses	3,802	—	—	—	3,802
Noninterest income	18,934	18,874	14,396	221	52,425
Intangible expenses	293	410	1,864	—	2,567
Acquisition-related and integration costs and restructuring charges	1,992	—	—	2,187	4,179
Other noninterest expense	78,122	12,276	10,849	(2,478)	98,769
Intersegment (revenue) expense*	(2,115)	867	1,248	—	—
Income (expense) before income taxes	32,748	5,322	435	(1,479)	37,026
Income tax expense (benefit)	7,693	2,054	164	(153)	9,758
Net income (loss)	$25,055	$3,268	$271	$(1,326)	$27,268
Capital expenditures	$5,003	$19	$58	$1,650	$6,730

*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 24. Condensed Financial Information - Parent Company Only
Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2017	2016
Assets:
Cash and due from banks	$73,756	$1,980
Investments in securities	1,077	914
Investments in subsidiaries, at equity in net assets:
Bank	612,045	587,532
Non-banks	—	—
Other assets	32,399	32,124
Total assets	$719,277	$622,550
Liabilities:
Dividends payable	$5,866	$5,316
Subordinated notes	94,331	94,087
Other liabilities	15,706	17,938
Total liabilities	115,903	117,341
Shareholders' equity:	603,374	505,209
Total liabilities and shareholders' equity	$719,277	$622,550
The Corporation’s condensed Balance Sheet at December 31, 2017 reflects the issuance of the Corporation's common stock related to the December 2017 public offering which increased shareholder's equity by $70.5 million.

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2017	2016	2015
Dividends from Bank	$26,263	$94,042	$26,523
Dividends from non-bank	—	—	—
Net gain on sales of securities	3	23	285
Other income	24,740	18,663	18,428
Total operating income	51,006	112,728	45,236
Interest expense	5,037	4,158	2,023
Operating expenses	26,405	25,843	19,810
Income before income tax benefit and equity in undistributed income (loss) of subsidiaries	19,564	82,727	23,403
Income tax benefit	(989)	(3,834)	(728)
Income before equity in undistributed income (loss) of subsidiaries	20,553	86,561	24,131
Equity in undistributed income (loss) of subsidiaries:
Bank	23,541	(67,056)	3,137
Non-banks	—	—	—
Net income	$44,094	$19,505	$27,268

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2017	2016	2015
Cash flows from operating activities:
Net income	$44,094	$19,505	$27,268
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(23,541)	67,056	(3,137)
Net gain on sales of securities	(3)	(23)	(285)
Bank owned life insurance income	(343)	(182)	(5)
Depreciation of premises and equipment	387	339	275
Stock based compensation	3,166	2,084	1,421
Contributions to pension and other postretirement benefit plans	(2,295)	(2,261)	(2,271)
(Increase) decrease in other assets	(3,384)	1,098	(4,268)
Increase (decrease) in other liabilities	4,101	213	2,027
Net cash provided by operating activities	22,182	87,829	21,025
Cash flow from investing activities:
Investments in subsidiaries	—	(40,000)	(30,000)
Proceeds from sales of securities	3	38	708
Outlays for business acquisitions	—	(87,683)	—
Proceeds from bank owned life insurance	183	—	—
Other, net	(364)	(1,619)	(1,640)
Net cash used in investing activities	(178)	(129,264)	(30,932)
Cash flows from financing activities:
Net decrease in short-term borrowings	—	(253)	—
Proceeds from issuance of subordinated notes	—	44,515	49,267
Purchases of treasury stock	(3,519)	(8,359)	(13,342)
Proceeds from public offering of common stock	70,501	—	—
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit plans	2,413	2,472	2,434
Proceeds from exercise of stock options, including excess tax benefits	1,676	4,968	534
Cash dividends paid	(21,299)	(17,024)	(15,010)
Net cash provided by financing activities	49,772	26,319	23,883
Net increase (decrease) in cash and due from financial institutions	71,776	(15,116)	13,976
Cash and due from financial institutions at beginning of year	1,980	17,096	3,120
Cash and due from financial institutions at end of year	$73,756	$1,980	$17,096
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,800	$3,956	$1,275
Income tax, net of refunds received	11,600	6,675	1,770

Note 25. Quarterly Financial Data (Unaudited)
The unaudited results of operations for the quarters for the years ended December 31, 2017 and 2016 were as follows:

(Dollars and shares in thousands)
2017 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$42,417	$42,172	$40,030	$38,396
Interest expense	5,711	5,285	4,730	4,113
Net interest income	36,706	36,887	35,300	34,283
Provision for loan and lease losses	1,992	2,689	2,766	2,445
Net interest income after provision for loan and lease losses	34,714	34,198	32,534	31,838
Noninterest income	14,152	14,109	16,009	14,970
Noninterest expense	33,440	32,695	32,548	32,030
Income before income taxes	15,426	15,612	15,995	14,778
Income taxes	5,162	4,416	4,217	3,922
Net income	$10,264	$11,196	$11,778	$10,856

Per share data:
Weighted average shares outstanding - basic earnings per share	27,254	26,437	26,380	26,345
Weighted average shares outstanding - diluted earnings per share	27,356	26,542	26,477	26,448

Basic earnings per share	$0.37	$0.42	$0.44	$0.41
Diluted earnings per share	$0.37	$0.42	$0.44	$0.41
Dividends per share	$0.20	$0.20	$0.20	$0.20

2016 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$38,056	$36,705	$26,112	$25,734
Interest expense	3,884	3,836	2,451	2,211
Net interest income	34,172	32,869	23,661	23,523
Provision for loan and lease losses	2,250	1,415	830	326
Net interest income after provision for loan and lease losses	31,922	31,454	22,831	23,197
Noninterest income	13,994	14,137	14,001	13,831
Noninterest expense	38,430	47,066	29,546	26,939
Income before income taxes	7,486	(1,475)	7,286	10,089
Income taxes	568	(1,533)	2,046	2,800
Net income	$6,918	$58	$5,240	$7,289

Per share data:
Weighted average shares outstanding - basic earnings per share	26,300	26,273	19,434	19,402
Weighted average shares outstanding - diluted earnings per share	26,436	26,340	19,469	19,433

Basic earnings per share	$0.27	$—	$0.27	$0.37
Diluted earnings per share	$0.27	$—	$0.27	$0.37
Dividends per share	$0.20	$0.20	$0.20	$0.20
The quarterly results for 2017 and 2016 include the acquisition of Fox Chase Bancorp on July 1, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2017.

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2017 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, as stated in their reports, which are included herein.
There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the year ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Corporation of Pennsylvania:
Opinion on Internal Control Over Financial Reporting
We have audited Univest Corporation of Pennsylvania and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Philadelphia, Pennsylvania
March 1, 2018

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 17, 2018 (2018 Proxy), under the headings: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Compensation Committee of the Board,” “Corporate Governance Disclosure,” "Compensation Committee Interlocks and Insider Participation," and "Nominating and Governance Committee of the Board.”
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

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation’s 2018 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive Compensation,” “Director Compensation,” and "Compensation Committee Report."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation’s 2018 Proxy under the heading, “Security Ownership of Certain Beneficial Owners of Management."

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

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	512,735	$21.90	2,484,320
Equity compensation plan not approved by security holders	—	—	—
Total	512,735	$21.90	2,484,320

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation’s 2018 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation’s 2018 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

(10.2)
Form of Change in Control Agreement, dated February 26, 2016, entered into between Univest Corporation of Pennsylvania and each of Jeffrey M. Schweitzer, Michael S. Keim, Duane J. Brobst, and Eric W. Conner, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on March 2, 2016.

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
March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	March 1, 2018

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018

/s/ ROGER H. BALLOU Roger H. Ballou	Director	March 1, 2018

/s/ TODD S. BENNING Todd S. Benning	Director	March 1, 2018

/s/ R. LEE DELP R. Lee Delp	Director	March 1, 2018

/s/ WILLIAM G. MORRAL William G. Morral	Director	March 1, 2018

/s/ GLENN E. MOYER Glenn E. Moyer	Director	March 1, 2018

/s/ K. LEON MOYER K. Leon Moyer	Director	March 1, 2018

/s/ NATALYE PAQUIN Natalye Paquin	Director	March 1, 2018

/s/ THOMAS M. PETRO Thomas M. Petro	Director	March 1, 2018

/s/ MARK A. SCHLOSSER Mark A. Schlosser	Director	March 1, 2018

/s/ MICHAEL L. TURNER Michael L. Turner	Director	March 1, 2018

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	March 1, 2018

