Form 10-Q
period 2018-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2018-05-04
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (215) 721-2400
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,406,826
(Title of Class)	(Number of shares outstanding at April 30, 2018)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2018	At December 31, 2017
ASSETS
Cash and due from banks	$34,752	$46,721
Interest-earning deposits with other banks	13,879	28,688
Investment securities held-to-maturity (fair value $82,975 and $55,320 at March 31, 2018 and December 31, 2017, respectively)	84,393	55,564
Investment securities available-for-sale	376,787	397,442
Investments in equity securities	1,072	1,076
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,801	27,204
Loans held for sale	687	1,642
Loans and leases held for investment	3,689,888	3,620,067
Less: Reserve for loan and lease losses	(23,410)	(21,555)
Net loans and leases held for investment	3,666,478	3,598,512
Premises and equipment, net	61,397	61,797
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $22,725 and $21,825 at March 31, 2018 and December 31, 2017, respectively	13,346	13,909
Bank owned life insurance	109,692	108,246
Accrued interest receivable and other assets	46,116	41,502
Total assets	$4,613,959	$4,554,862
LIABILITIES
Noninterest-bearing deposits	$1,002,021	$1,040,026
Interest-bearing deposits:
Demand deposits	1,159,737	1,109,438
Savings deposits	815,032	830,706
Time deposits	520,503	574,749
Total deposits	3,497,293	3,554,919
Short-term borrowings	216,426	105,431
Long-term debt	155,692	155,828
Subordinated notes	94,392	94,331
Accrued interest payable and other liabilities	43,437	40,979
Total liabilities	4,007,240	3,951,488
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2018 and December 31, 2017; 31,556,799 shares issued at March 31, 2018 and December 31, 2017; 29,391,934 and 29,334,859 shares outstanding at March 31, 2018 and December 31, 2017, respectively	157,784	157,784
Additional paid-in capital	290,095	290,133
Retained earnings	228,097	216,761
Accumulated other comprehensive loss, net of tax benefit	(26,791)	(17,771)
Treasury stock, at cost; 2,164,865 and 2,221,940 shares at March 31, 2018 and December 31, 2017, respectively	(42,466)	(43,533)
Total shareholders’ equity	606,719	603,374
Total liabilities and shareholders’ equity	$4,613,959	$4,554,862
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest income
Interest and fees on loans and leases:
Taxable	$37,950	$33,700
Exempt from federal income taxes	2,347	2,035
Total interest and fees on loans and leases	40,297	35,735
Interest and dividends on investment securities:
Taxable	2,189	1,688
Exempt from federal income taxes	468	599
Interest on deposits with other banks	76	17
Interest and dividends on other earning assets	504	357
Total interest income	43,534	38,396
Interest expense
Interest on deposits	3,691	2,191
Interest on short-term borrowings	645	262
Interest on long-term debt and subordinated notes	1,926	1,660
Total interest expense	6,262	4,113
Net interest income	37,272	34,283
Provision for loan and lease losses	2,053	2,445
Net interest income after provision for loan and lease losses	35,219	31,838
Noninterest income
Trust fee income	1,996	1,907
Service charges on deposit accounts	1,327	1,243
Investment advisory commission and fee income	3,683	3,181
Insurance commission and fee income	4,888	4,410
Other service fee income	2,169	1,987
Bank owned life insurance income	669	783
Net gain on sales of investment securities	10	15
Net gain on mortgage banking activities	716	1,113
Other income	124	331
Total noninterest income	15,582	14,970
Noninterest expense
Salaries, benefits and commissions	20,647	18,737
Net occupancy	2,757	2,665
Equipment	1,023	993
Data processing	2,232	2,058
Professional fees	1,355	1,239
Marketing and advertising	381	379
Deposit insurance premiums	391	402
Intangible expenses	612	759
Restructuring charges	571	—
Other expense	5,156	4,798
Total noninterest expense	35,125	32,030
Income before income taxes	15,676	14,778
Income tax expense	2,826	3,922
Net income	$12,850	$10,856
Net income per share:
Basic	$0.44	$0.41
Diluted	0.44	0.41
Dividends declared	0.20	0.20
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018			2017
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$15,676	$2,826	$12,850	$14,778	$3,922	$10,856
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(6,338)	(1,331)	(5,007)	420	147	273
Less: reclassification adjustment for net gains on sales realized in net income (1)	(10)	(2)	(8)	(15)	(5)	(10)
Total net unrealized (losses) gains on available-for-sale investment securities	(6,348)	(1,333)	(5,015)	405	142	263
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains arising during the period	212	45	167	7	2	5
Less: reclassification adjustment for net losses realized in net income (2)	20	4	16	71	25	46
Total net unrealized gains on interest rate swaps used in cash flow hedges	232	49	183	78	27	51
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	281	59	222	299	105	194
Accretion of prior service cost included in net periodic pension costs (3)	(71)	(15)	(56)	(70)	(24)	(46)
Total defined benefit pension plans	210	44	166	229	81	148
Other comprehensive (loss) income	(5,906)	(1,240)	(4,666)	712	250	462
Total comprehensive income	$9,770	$1,586	$8,184	$15,490	$4,172	$11,318
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in interest expense on deposits on the consolidated statements of income (before tax amount).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2018
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	—	—	—	3,921	(3,921)	—	—
Net income	—	—	—	12,850	—	—	12,850
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,666)	—	(4,666)
Cash dividends declared ($0.20 per share)	—	—	—	(5,868)	—	—	(5,868)
Stock issued under dividend reinvestment and employee stock purchase plans	20,253	—	44	—	—	525	569
Exercise of stock options	14,158	—	(9)	—	—	277	268
Stock-based compensation	—	—	847	—	—	—	847
Purchases of treasury stock	(23,539)	—	—	—	—	(655)	(655)
Restricted stock awards granted, net of cancellations	46,203	—	(920)	—	—	920	—
Balance at March 31, 2018	29,391,934	$157,784	$290,095	$228,097	$(26,791)	$(42,466)	$606,719

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2017
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209
Net income	—	—	—	10,856	—	—	10,856
Other comprehensive income, net of income tax	—	—	—	—	462	—	462
Cash dividends declared ($0.20 per share)	—	—	—	(5,322)	—	—	(5,322)
Stock issued under dividend reinvestment and employee stock purchase plans	20,944	—	16	—	—	601	617
Exercise of stock options	47,704	—	(62)	—	—	923	861
Stock-based compensation	—	—	831	—	—	—	831
Purchases of treasury stock	(57,804)	—	—	—	—	(1,634)	(1,634)
Restricted stock awards granted, net of cancellations	45,323	—	(888)	—	—	888	—
Balance at March 31, 2017	26,645,520	$144,559	$230,391	$200,050	$(18,992)	$(44,128)	$511,880
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$12,850	$10,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,053	2,445
Depreciation of premises and equipment	1,408	1,192
Net amortization of investment securities premiums and discounts	402	515
Net gain on sales of investment securities	(10)	(15)
Net gain on mortgage banking activities	(716)	(1,113)
Bank owned life insurance income	(669)	(783)
Net accretion of acquisition accounting fair value adjustments	(146)	(764)
Stock-based compensation	847	831
Intangible expenses	612	759
Other adjustments to reconcile net income to cash (used in) provided by operating activities	(18)	957
Originations of loans held for sale	(28,468)	(24,828)
Proceeds from the sale of loans held for sale	30,320	30,568
Contributions to pension and other postretirement benefit plans	(67)	(69)
(Increase) decrease in accrued interest receivable and other assets	(3,307)	851
Increase (decrease) in accrued interest payable and other liabilities	2,805	(3,715)
Net cash provided by operating activities	17,896	17,687
Cash flows from investing activities:
Net capital expenditures	(1,009)	(2,299)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	1,721	10,026
Proceeds from maturities, calls and principal repayments of securities available-for-sale	20,439	18,782
Proceeds from sales of securities available-for-sale	1,010	1,762
Purchases of investment securities held-to-maturity	(30,641)	(18,209)
Purchases of investment securities available-for-sale	(7,692)	(9,009)
Net increase in other investments	(5,597)	(453)
Net increase in loans and leases	(69,830)	(56,550)
Net decrease (increase) in interest-earning deposits	14,809	(3,987)
Proceeds from sales of other real estate owned	—	2,039
Purchases of bank owned life insurance	(777)	—
Proceeds from bank owned life insurance	—	211
Net cash used in investing activities	(77,567)	(57,687)
Cash flows from financing activities:
Net (decrease) increase in deposits	(57,575)	108,543
Net increase (decrease) in short-term borrowings	110,995	(116,805)
Proceeds from issuance of long-term debt	—	55,000
Payment of contingent consideration on acquisitions	(34)	(5,284)
Purchases of treasury stock	(655)	(1,634)
Stock issued under dividend reinvestment and employee stock purchase plans	569	617
Proceeds from exercise of stock options	268	861
Cash dividends paid	(5,866)	(5,310)
Net cash provided by financing activities	47,702	35,988
Net decrease in cash and due from banks	(11,969)	(4,012)
Cash and due from banks at beginning of year	46,721	48,757
Cash and due from banks at end of period	$34,752	$44,745
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,361	$4,729
Cash paid for income taxes, net of refunds	145	157
Non cash transactions:
Transfer of loans to other real estate owned	$—	$653
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any other period. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018.
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
Accounting Pronouncements Adopted in 2018

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU clarifies the accounting treatment of the reclassification of certain income tax effects within accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act. The Corporation elected to early adopt this guidance effective January 1, 2018 for all stranded tax effects resulting from tax reform and reclassified stranded tax effects, totaling $3.9 million, from accumulated other comprehensive income to retained earnings. The Corporation's policy for releasing income tax effects from accumulated other comprehensive income is to release such effects on an individual basis as each item is liquidated, sold or extinguished. See Note 10, "Accumulated Other Comprehensive (Loss) Income" for additional detail.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require that an employer that sponsors defined benefit pension plans and other postretirement plans present the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Corporation adopted this guidance effective January 1, 2018 with retrospective application for prior period presentation. Effective January 1, 2018, components of net benefit income other than the service cost component are presented in the Corporation's statement of income in other noninterest expense rather than in salaries, benefits and commission expense. Prior period components of net benefit income other than the service cost component were reclassed to other noninterest expense in the Corporation's statement of income.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. At December 31, 2017, the Corporation's equity portfolio had a carrying value of $1.1 million which included an unrealized net gain of $666 thousand. At December 31, 2017, $433 thousand was recorded in accumulated other comprehensive income which represented the unrealized net gain, net of income taxes, based on the Corporation’s statutory tax rate as of December 31, 2017. The Corporation adopted this guidance effective January 1, 2018 with a cumulative-effect adjustment to the balance sheet as of January 1, 2018. The balance in accumulated other comprehensive income of $433 thousand was reclassified to retained earnings effective January 1, 2018. The carrying value of the equity securities, at January 1, 2018, did not change; however, any future increases or decreases in fair value is recorded as an increase or decrease to the carrying value and recognized in other noninterest income. During the three months ended March 31, 2018, the Corporation recognized a $4 thousand net loss on equity securities in other noninterest income.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” and subsequent related updates. The Corporation adopted the guidance effective January 1, 2018 using the modified retrospective method though no adjustments were made to retained earnings as a result of the adoption. The Corporation provided expanded disclosures related to recognition of revenue from contracts with customers. See Note 14, "Revenue from Contracts with Customers."
Recent Accounting Pronouncements Yet to Be Adopted
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2018	2017
Numerator:
Net income	$12,850	$10,856
Net income allocated to unvested restricted stock	(97)	(113)
Net income allocated to common shares	$12,753	$10,743
Denominator:
Weighted average shares outstanding	29,355	26,631
Average unvested restricted stock	(215)	(286)
Denominator for basic earnings per share—weighted-average shares outstanding	29,140	26,345
Effect of dilutive securities—employee stock options	94	103
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,234	26,448
Basic earnings per share	$0.44	$0.41
Diluted earnings per share	$0.44	$0.41
Average anti-dilutive options excluded from computation of diluted earnings per share	217	126

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2018 and December 31, 2017, by contractual maturity within each type:

	At March 31, 2018				At December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,996	$—	$(169)	$6,827	$6,995	$—	$(77)	$6,918
	6,996	—	(169)	6,827	6,995	—	(77)	6,918
Residential mortgage-backed securities:
After 5 years to 10 years	13,495	—	(157)	13,338	8,944	—	(51)	8,893
Over 10 years	63,902	—	(1,092)	62,810	39,625	44	(160)	39,509
	77,397	—	(1,249)	76,148	48,569	44	(211)	48,402
Total	$84,393	$—	$(1,418)	$82,975	$55,564	$44	$(288)	$55,320
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$6,527	$—	$(40)	$6,487	$1,499	$—	$(3)	$1,496
After 1 year to 5 years	10,519	—	(124)	10,395	15,590	—	(125)	15,465
	17,046	—	(164)	16,882	17,089	—	(128)	16,961
State and political subdivisions:
Within 1 year	5,824	—	(9)	5,815	2,721	1	(6)	2,716
After 1 year to 5 years	13,997	28	(58)	13,967	16,787	33	(44)	16,776
After 5 years to 10 years	49,935	508	(453)	49,990	54,846	897	(73)	55,670
Over 10 years	3,120	—	(84)	3,036	3,120	15	—	3,135
	72,876	536	(604)	72,808	77,474	946	(123)	78,297
Residential mortgage-backed securities:
After 1 year to 5 years	3,969	2	(57)	3,914	3,913	12	(26)	3,899
After 5 years to 10 years	54,753	—	(1,691)	53,062	51,428	5	(852)	50,581
Over 10 years	121,722	50	(4,163)	117,609	133,237	87	(2,383)	130,941
	180,444	52	(5,911)	174,585	188,578	104	(3,261)	185,421
Collateralized mortgage obligations:
After 5 years to 10 years	1,999	—	(100)	1,899	2,103	—	(82)	2,021
Over 10 years	1,485	—	(16)	1,469	1,567	14	—	1,581
	3,484	—	(116)	3,368	3,670	14	(82)	3,602
Corporate bonds:
Within 1 year	5,016	—	(19)	4,997	10,006	—	(5)	10,001
After 1 year to 5 years	23,845	13	(436)	23,422	24,885	20	(147)	24,758
After 5 years to 10 years	16,164	—	(458)	15,706	16,669	71	(296)	16,444
Over 10 years	60,000	—	(6,155)	53,845	60,000	—	(4,027)	55,973
	105,025	13	(7,068)	97,970	111,560	91	(4,475)	107,176
Money market mutual funds:
No stated maturity	11,174	—	—	11,174	5,985	—	—	5,985
	11,174	—	—	11,174	5,985	—	—	5,985
Equity securities:
No stated maturity	N/A	N/A	N/A	N/A	410	667	(1)	1,076
	N/A	N/A	N/A	N/A	410	667	(1)	1,076
Total	$390,049	$601	$(13,863)	$376,787	$404,766	$1,822	$(8,070)	$398,518
N/A - Not applicable as a result of adoption of ASU 2016-01

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $362.5 million and $345.1 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $296 thousand and $1.8 million were pledged to secure credit derivatives and interest rate swaps at March 31, 2018 and December 31, 2017, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Securities available-for-sale:
Proceeds from sales	$1,010	$1,762
Gross realized gains on sales	10	15
Tax expense related to net realized gains on sales	2	5

At March 31, 2018 and December 31, 2017, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at March 31, 2018 and December 31, 2017 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,826	$(169)	$—	$—	$6,826	$(169)
Residential mortgage-backed securities	76,149	(1,249)	—	—	76,149	(1,249)
Total	$82,975	$(1,418)	$—	$—	$82,975	$(1,418)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,155	$(59)	$11,727	$(105)	$16,882	$(164)
State and political subdivisions	35,367	(553)	6,310	(51)	41,677	(604)
Residential mortgage-backed securities	36,274	(819)	134,167	(5,092)	170,441	(5,911)
Collateralized mortgage obligations	1,469	(16)	1,899	(100)	3,368	(116)
Corporate bonds	23,242	(384)	71,714	(6,684)	94,956	(7,068)
Total	$101,507	$(1,831)	$225,817	$(12,032)	$327,324	$(13,863)
At December 31, 2017
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,919	$(77)	$—	$—	$6,919	$(77)
Residential mortgage-backed securities	40,881	(211)	—	—	40,881	(211)
Total	$47,800	$(288)	$—	$—	$47,800	$(288)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,213	$(38)	$11,749	$(90)	$16,962	$(128)
State and political subdivisions	18,457	(91)	6,332	(32)	24,789	(123)
Residential mortgage-backed securities	32,217	(210)	141,371	(3,051)	173,588	(3,261)
Collateralized mortgage obligations	—	—	2,021	(82)	2,021	(82)
Corporate bonds	18,464	(1,016)	71,957	(3,459)	90,421	(4,475)
Equity securities	—	(1)	4	—	4	(1)
Total	$74,351	$(1,356)	$233,434	$(6,714)	$307,785	$(8,070)

At March 31, 2018, gross unrealized losses for securities in an unrealized loss position for twelve months or longer, totaled $12.0 million. Four federal agency bonds, thirteen investment grade corporate bonds, 105 federal agency residential mortgage securities, and seven investment grade municipal bonds had respective unrealized loss positions of $105 thousand, $6.7 million, $5.2 million and $51 thousand, respectively. The fair value of these 129 securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2018 and 2017.

In conjunction with the adoption of ASU 2016-01, the Corporation recognized a $4 thousand net loss on equity securities during the three months ended March 31, 2018 in other noninterest income and the net unrealized loss on equity securities held at March 31, 2018 was $4 thousand. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At March 31, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$856,250	$51,688	$907,938
Real estate-commercial	1,293,496	291,324	1,584,820
Real estate-construction	180,681	4,452	185,133
Real estate-residential secured for business purpose	251,188	82,173	333,361
Real estate-residential secured for personal purpose	278,990	58,183	337,173
Real estate-home equity secured for personal purpose	172,121	11,347	183,468
Loans to individuals	28,112	143	28,255
Lease financings	129,740	—	129,740
Total loans and leases held for investment, net of deferred income	$3,190,578	$499,310	$3,689,888
Unearned lease income, included in the above table	$(14,153)	$—	$(14,153)
Net deferred costs, included in the above table	4,436	—	4,436
Overdraft deposits included in the above table	396	—	396

	At December 31, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$833,100	$63,111	$896,211
Real estate-commercial	1,235,681	306,460	1,542,141
Real estate-construction	171,244	4,592	175,836
Real estate-residential secured for business purpose	250,800	91,167	341,967
Real estate-residential secured for personal purpose	260,654	60,920	321,574
Real estate-home equity secured for personal purpose	171,884	12,386	184,270
Loans to individuals	28,156	144	28,300
Lease financings	129,768	—	129,768
Total loans and leases held for investment, net of deferred income	$3,081,287	$538,780	$3,620,067
Unearned lease income, included in the above table	$(14,243)	$—	$(14,243)
Net deferred costs, included in the above table	4,669	—	4,669
Overdraft deposits included in the above table	222	—	222
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

The carrying amount of acquired loans at March 31, 2018 totaled $499.3 million, including $400.1 million of loans from the Fox Chase acquisition and $99.2 million from the Valley Green Bank acquisition. At March 31, 2018, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $1.5 million representing $733 thousand from the Fox Chase acquisition and $792 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at March 31, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	At March 31, 2018	At December 31, 2017
Outstanding principal balance	$2,197	$2,325
Carrying amount	1,525	1,583
Allowance for loan losses	—	—
The following table presents the changes in accretable yield on acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Beginning of period	$11	$50
Reclassification from nonaccretable discount	81	107
Accretable discount amortized to interest income	(87)	(116)
Disposals	—	(4)
End of period	$5	$37

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At March 31, 2018
Commercial, financial and agricultural	$663	$187	$2,763	$3,613	$903,947	$378	$907,938	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,564	174	4,347	6,085	1,578,379	356	1,584,820	—
Construction	1,168	—	—	1,168	183,965	—	185,133	—
Real estate—residential and home equity:
Residential secured for business purpose	1,164	—	962	2,126	330,649	586	333,361	—
Residential secured for personal purpose	3,575	—	826	4,401	332,567	205	337,173	569
Home equity secured for personal purpose	1,335	74	1,110	2,519	180,949	—	183,468	955
Loans to individuals	153	53	644	850	27,405	—	28,255	644
Lease financings	1,225	635	127	1,987	127,753	—	129,740	127
Total	$10,847	$1,123	$10,779	$22,749	$3,665,614	$1,525	$3,689,888	$2,295
At December 31, 2017
Commercial, financial and agricultural	$2,182	$1,440	$1,509	$5,131	$890,658	$422	$896,211	$—
Real estate—commercial real estate and construction:
Commercial real estate	733	548	1,410	2,691	1,539,094	356	1,542,141	—
Construction	1,970	—	365	2,335	173,501	—	175,836	—
Real estate—residential and home equity:
Residential secured for business purpose	1,651	315	1,355	3,321	338,061	585	341,967	162
Residential secured for personal purpose	4,368	1,118	23	5,509	315,845	220	321,574	—
Home equity secured for personal purpose	1,414	333	464	2,211	182,059	—	184,270	148
Loans to individuals	221	139	195	555	27,745	—	28,300	195
Lease financings	1,143	392	1,855	3,390	126,378	—	129,768	256
Total	$13,682	$4,285	$7,176	$25,143	$3,593,341	$1,583	$3,620,067	$761

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2018 and December 31, 2017. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At March 31, 2018				At December 31, 2017
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$4,192	$796	$—	$4,988	$4,448	$921	$—	$5,369
Real estate—commercial real estate and construction:
Commercial real estate	19,014	—	—	19,014	4,285	10,266	—	14,551
Construction	—	—	—	—	365	—	—	365
Real estate—residential and home equity:
Residential secured for business purpose	1,565	195	—	1,760	2,843	206	162	3,211
Residential secured for personal purpose	594	41	569	1,204	466	42	—	508
Home equity secured for personal purpose	649	—	955	1,604	511	—	148	659
Loans to individuals	—	—	644	644	—	—	195	195
Lease financings	1,680	—	127	1,807	1,599	—	256	1,855
Total	$27,694	$1,032	$2,295	$31,021	$14,517	$11,435	$761	$26,713
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.7 million and $2.5 million at March 31, 2018 and December 31, 2017, respectively.

Accruing troubled debt restructuring loans of $11.4 million at December 31, 2017 includes balances of $10.3 million related to one borrower which were classified as troubled debt restructurings as the related loans were granted amortization period extensions. These troubled debt restructured loans were returned to performing status during the first quarter of 2018 as the borrower was in compliance with the modified terms of the restructurings for the required time period. At March 31, 2018, commercial real estate nonaccrual loans and leases includes a $12.3 million loan that was placed on nonaccrual status during the current quarter. A specific reserve of $656 thousand was recorded for this loan as of March 31, 2018.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2018 and December 31, 2017.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2018
Grade:
1. Cash secured/ 2. Fully secured	$2,257	$399	$17,935	$—	$20,591
3. Strong	15,010	1,779	—	—	16,789
4. Satisfactory	19,252	25,858	—	271	45,381
5. Acceptable	605,721	1,001,237	73,203	215,138	1,895,299
6. Pre-watch	196,721	239,815	87,030	30,898	554,464
7. Special Mention	6,939	13,117	2,513	1,024	23,593
8. Substandard	10,350	11,291	—	3,857	25,498
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$856,250	$1,293,496	$180,681	$251,188	$2,581,615
At December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$2,521	$—	$20,420	$—	$22,941
3. Strong	9,206	1,821	—	—	11,027
4. Satisfactory	30,283	26,950	—	274	57,507
5. Acceptable	593,205	960,258	76,899	215,750	1,846,112
6. Pre-watch	179,990	209,844	72,168	29,738	491,740
7. Special Mention	4,027	12,974	1,392	296	18,689
8. Substandard	13,868	23,834	365	4,742	42,809
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$833,100	$1,235,681	$171,244	$250,800	$2,490,825

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2018
Grade:
1. Cash secured/ 2. Fully secured	$1,125	$—	$—	$—	$1,125
3. Strong	—	—	—	—	—
4. Satisfactory	118	463	—	—	581
5. Acceptable	39,143	173,731	—	67,954	280,828
6. Pre-watch	8,496	97,057	4,452	12,738	122,743
7. Special Mention	891	4,504	—	—	5,395
8. Substandard	1,915	15,569	—	1,481	18,965
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$51,688	$291,324	$4,452	$82,173	$429,637
December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,120	$—	$—	$—	$1,120
3. Strong	—	—	—	—	—
4. Satisfactory	125	482	—	—	607
5. Acceptable	49,949	183,490	—	73,402	306,841
6. Pre-watch	6,183	98,977	4,592	15,861	125,613
7. Special Mention	1,007	17,028	—	—	18,035
8. Substandard	4,727	6,483	—	1,904	13,114
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$63,111	$306,460	$4,592	$91,167	$465,330
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At March 31, 2018
Performing	$278,357	$171,597	$27,468	$127,933	$605,355
Nonperforming	633	524	644	1,807	3,608
Total	$278,990	$172,121	$28,112	$129,740	$608,963
At December 31, 2017
Performing	$260,589	$171,527	$27,961	$127,913	$587,990
Nonperforming	65	357	195	1,855	2,472
Total	$260,654	$171,884	$28,156	$129,768	$590,462

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At March 31, 2018
Performing	$57,612	$10,267	$143	$—	$68,022
Nonperforming	571	1,080	—	—	1,651
Total	$58,183	$11,347	$143	$—	$69,673
At December 31, 2017
Performing	$60,477	$12,084	$144	$—	$72,705
Nonperforming	443	302	—	—	745
Total	$60,920	$12,386	$144	$—	$73,450
Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended March 31, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(601)	(40)	—	—	(92)	(136)	N/A	(869)
Recoveries	226	73	251	57	30	34	N/A	671
Provision (recovery of provision)	575	1,306	(41)	96	61	49	6	2,052
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$6,942	$11,178	$1,871	$1,908	$372	$1,079	$60	$23,410
Three Months Ended March 31, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(178)	—	(42)	(94)	(126)	(257)	N/A	(697)
Recoveries	187	3	10	17	35	29	N/A	281
Provision (recovery of provision)	844	116	603	82	62	769	(34)	2,442
Provision for acquired credit impaired loans	—	—	—	3	—	—	—	3
Ending balance	$7,890	$7,624	$1,345	$1,001	$335	$1,329	$4	$19,528
N/A – Not applicable

The following presents, by portfolio segment, a summary of the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at March 31, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At March 31, 2018
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$34	$684	$14	$—	$—	$—	N/A	$732
Ending balance: collectively evaluated for impairment	6,776	10,378	1,815	1,908	372	1,079	60	22,388
Ending balance: acquired credit impaired loans evaluated for impairment	132	116	42	—	—	—	—	290
Total ending balance	$6,942	$11,178	$1,871	$1,908	$372	$1,079	$60	$23,410
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$6,560	$30,573	$2,173	$1,284	$—	$1,250		$41,840
Ending balance: collectively evaluated for impairment	849,690	1,441,709	249,015	449,827	28,112	128,490		3,146,843
Loans measured at fair value	—	1,895	—	—	—	—		1,895
Acquired non-credit impaired loans	51,310	295,420	81,587	69,325	143	—		497,785
Acquired credit impaired loans	378	356	586	205	—	—		1,525
Total ending balance	$907,938	$1,769,953	$333,361	$520,641	$28,255	$129,740		$3,689,888
At March 31, 2017
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$8	$26	$364	$1	$—	$580	N/A	$979
Ending balance: collectively evaluated for impairment	7,882	7,598	981	1,000	335	749	4	18,549
Total ending balance	$7,890	$7,624	$1,345	$1,001	$335	$1,329	$4	$19,528
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$9,524	$21,658	$5,178	$1,054	$—	$5,021		$42,435
Ending balance: collectively evaluated for impairment	740,818	1,160,406	175,652	373,852	27,915	127,843		2,606,486
Loans measured at fair value	—	2,092	—	—	—	—		2,092
Acquired non-credit impaired loans	90,069	395,838	110,820	87,412	148	—		684,287
Acquired credit impaired loans	560	5,261	582	213	—	—		6,616
Total ending balance	$840,971	$1,585,255	$292,232	$462,531	$28,063	$132,864		$3,341,916
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
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at March 31, 2018 and December 31, 2017. The impaired loans exclude acquired credit impaired loans.

	At March 31, 2018			At December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$4,683	$5,518		$7,019	$8,301
Real estate—commercial real estate	17,738	18,564		15,621	16,507
Real estate—construction	—	—		365	365
Real estate—residential secured for business purpose	1,697	1,819		3,430	4,620
Real estate—residential secured for personal purpose	635	691		508	566
Real estate—home equity secured for personal purpose	649	674		511	523
Total impaired loans with no related reserve recorded	$25,402	$27,266		$27,454	$30,882
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$1,877	$2,336	$34	$60	$60	$31
Real estate—commercial real estate	12,835	12,929	684	933	933	99
Real estate—residential secured for business purpose	476	549	14	35	37	1
Total impaired loans with a reserve recorded	$15,188	$15,814	$732	$1,028	$1,030	$131

Total impaired loans:
Commercial, financial and agricultural	$6,560	$7,854	$34	$7,079	$8,361	$31
Real estate—commercial real estate	30,573	31,493	684	16,554	17,440	99
Real estate—construction	—	—	—	365	365	—
Real estate—residential secured for business purpose	2,173	2,368	14	3,465	4,657	1
Real estate—residential secured for personal purpose	635	691	—	508	566	—
Real estate—home equity secured for personal purpose	649	674	—	511	523	—
Total impaired loans	$40,590	$43,080	$732	$28,482	$31,912	$131
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $3.3 million and $4.1 million at March 31, 2018 and December 31, 2017, respectively. Specific reserves on other accruing impaired loans were $28 thousand and $99 thousand at March 31, 2018 and December 31, 2017, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$7,703	$40	$77	$11,418	$43	$85
Real estate—commercial real estate	19,916	172	287	23,949	233	73
Real estate—construction	183	—	2	—	—	—
Real estate—residential secured for business purpose	2,217	5	24	4,268	16	44
Real estate—residential secured for personal purpose	544	1	11	552	—	8
Real estate—home equity secured for personal purpose	549	—	8	525	—	5
Total	$31,112	$218	$409	$40,712	$292	$215

*
Includes interest income recognized on a cash basis for nonaccrual loans of $6 thousand and $1 thousand for the three months ended March 31, 2018 and 2017, respectively, and interest income recognized on the accrual method for accruing impaired loans of $212 thousand and $291 thousand for the three months ended March 31, 2018 and 2017, respectively.

Impaired Leases
The Corporation had impaired leases of $1.3 million at March 31, 2018 and December 31, 2017 with no related reserves. See discussion in Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases.
Troubled Debt Restructured Loans
There were no loans restructured during the three months ended March 31, 2018 and March 31, 2017.

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

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended March 31,
	2018		2017
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$953	—	$—
Total	1	$953	—	$—
The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	At March 31, 2018	At December 31, 2017
Real estate-residential secured for personal purpose	$317	$31
Real estate-home equity secured for personal purpose	79	—
Total	$396	$31

The following presents foreclosed residential real estate property included in other real estate owned at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	At March 31, 2018	At December 31, 2017
Foreclosed residential real estate	$80	$80
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
Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2018 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2017	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2018	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2018			At December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$645	$65	$710	$580	$130
Core deposit intangibles	6,788	2,399	4,389	6,788	2,135	4,653
Customer related intangibles	12,381	10,094	2,287	12,381	9,828	2,553
Servicing rights	16,192	9,587	6,605	15,855	9,282	6,573
Total amortized intangible assets	$36,071	$22,725	$13,346	$35,734	$21,825	$13,909

The estimated aggregate amortization expense for covenants not to compete and core deposit and customer related intangibles for the remainder of 2018 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$1,519
2019		1,565
2020		1,200
2021		923
2022		666
Thereafter		868
The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $11.2 million at March 31, 2018 and $10.0 million at December 31, 2017. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at March 31, 2018 and December 31, 2017. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $20 thousand and $21 thousand at March 31, 2018 and December 31, 2017, respectively.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Beginning of period	$6,573	$6,485
Servicing rights capitalized	337	343
Amortization of servicing rights	(305)	(326)
Changes in valuation allowance	—	—
End of period	$6,605	$6,502
Residential mortgage and SBA loans serviced for others	$1,012,677	$972,617
The estimated amortization expense of servicing rights for the remainder of 2018 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$874
2019		774
2020		684
2021		602
2022		529
Thereafter		3,142

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2018 and December 31, 2017 consist of the following:

	At March 31, 2018		At December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,002,021	—%	$1,040,026
Demand deposits	0.51	1,159,737	0.43	1,109,438
Savings deposits	0.30	815,032	0.26	830,706
Time deposits	1.18	520,503	1.12	574,749
Total	0.41%	$3,497,293	0.38%	$3,554,919
The aggregate amount of time deposits in denominations of $100 thousand or more was $181.0 million at March 31, 2018 and $250.0 million at December 31, 2017. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $53.2 million at March 31, 2018 and $118.4 million at December 31, 2017.

At March 31, 2018, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$207,697
2019		183,979
2020		65,427
2021		19,000
2022		32,457
Thereafter		11,943
Total		$520,503
Note 7. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At March 31, 2018		At December 31, 2017
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$148,285	1.87%	$30,225	1.54%
Federal funds purchased	50,000	1.80	55,000	1.56
Customer repurchase agreements	18,141	0.05	20,206	0.05

Long-term debt:
FHLB advances	$125,021	1.73%	$125,036	1.73%
Security repurchase agreements	30,671	1.77	30,792	1.52

Subordinated notes	$94,392	5.34%	$94,331	5.35%
The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.5 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At March 31, 2018 and December 31, 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $198.0 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $367.0 million at March 31, 2018 and December 31, 2017. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $68.5 million and $52.0 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At March 31, 2018, the Corporation had no outstanding borrowings under this line.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2018	Weighted Average Rate
Remainder of 2018	$10,021	0.70%
2019	10,000	1.35
2020	40,000	1.70
2021	55,000	1.94
2022	10,000	2.09
Thereafter	—	—
Total	$125,021	1.73%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of March 31, 2018	Weighted Average Rate
Remainder of 2018	$10,138	1.29%
2019	10,228	2.01
2020	10,305	2.01
2021	—	—
2022	—	—
Thereafter	—	—
Total	$30,671	1.77%
Long-term debt under security repurchase agreements totaling $25.6 million are variable based on the one-month LIBOR rate plus a spread. One borrowing for $5.1 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
Note 8. Retirement Plans and Other Postretirement Benefits
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

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended March 31,
	2018	2017	2018	2017
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$140	$151	$22	$12
Interest cost	441	465	23	29
Expected return on plan assets	(796)	(753)	—	—
Amortization of net actuarial loss	280	288	1	11
Accretion of prior service cost	(71)	(70)	—	—
Net periodic benefit (income) cost	$(6)	$81	$46	$52

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to make contributions of $158 thousand to its non-qualified retirement plans and $80 thousand to its other postretirement benefit plans in 2018. During the three months ended March 31, 2018, the Corporation contributed $40 thousand to its non-qualified retirement plans and $27 thousand to its other postretirement plans. During the three months ended March 31, 2018, $649 thousand was paid to participants from the retirement plans and $27 thousand was paid to participants from the other postretirement plans.
Note 9. Stock-Based Incentive Plan

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,698,974 options and restricted stock to employees and non-employee directors, which includes 330,625 shares as a result of the Corporation's common stock issuance in 2017, 857,191 shares as a result of the completion of the acquisition of Fox Chase in 2016 and 473,483 shares as a result of the completion of the acquisition of Valley Green Bank in 2015.
The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2018:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2018
Outstanding at December 31, 2017	512,735	$21.90
Granted	193,778	28.50
Expired	—	—
Forfeited	—	—
Exercised	(14,158)	18.93
Outstanding at March 31, 2018	692,355	23.81	8.0	$2,930
Exercisable at March 31, 2018	302,459	20.19	6.5	2,297
The following is a summary of nonvested stock options at March 31, 2018 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2017	352,142	$6.47
Granted	193,778	6.46
Vested	(156,024)	6.45
Forfeited	—	—
Nonvested stock options at March 31, 2018	389,896	6.48

The following aggregated assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	Actual
Expected option life in years	6.6	6.9
Risk free interest rate	2.80%	2.30%
Expected dividend yield	2.81%	2.84%
Expected volatility	27.15%	29.75%
Fair value of options	$6.46	$6.72
The following is a summary of nonvested restricted stock awards at March 31, 2018 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2017	229,026	$21.93
Granted	59,953	28.39
Vested	(43,200)	18.59
Forfeited	(13,750)	18.52
Nonvested share awards at March 31, 2018	232,029	24.43
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Shares granted	59,953	58,448
Weighted average grant date fair value	$28.39	$28.15
Intrinsic value of awards vested	$1,193	$1,333
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at March 31, 2018 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$2,293	2.3
Restricted stock awards	3,374	2.0
	$5,667	2.1
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Stock-based compensation expense:
Stock options	$228	$221
Restricted stock awards	619	610
Employee stock purchase plan	15	15
Total	$862	$846
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$243	$507

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(5,015)	183	166	(4,666)
Balance, March 31, 2018	$(10,477)	$194	$(16,508)	$(26,791)
Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)
Net Change	263	51	148	462
Balance, March 31, 2017	$(4,725)	$(90)	$(14,177)	$(18,992)
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.

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
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap. At March 31, 2018, there is no gain or loss recorded in accumulated other comprehensive loss that is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2018. At March 31, 2018, the notional amount of the interest rate swap was $17.6 million, with a positive fair value of $294 thousand.
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
The Corporation has an interest rate swap with a current notional amount of $497 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with

FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At March 31, 2018, the Corporation has fifteen variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $75.0 million, and remaining maturities ranging from one to 10 years. At March 31, 2018, the fair value of the swaps to the customers was a liability of $31 thousand and all swaps were in paying positions to the third-party financial institution.
At March 31, 2018, there were no material foreign currency swap transactions between the third-party institution and loan customers.
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
Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2018 and December 31, 2017. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2018
Interest rate swap - cash flow hedge	$17,648	Other assets	$294		$—
Interest rate swap - fair value hedge	1,377	Other assets	6		—
Total	$19,025		$300		$—
At December 31, 2017
Interest rate swap - cash flow hedge	$17,836	Other assets	$13		$—
Interest rate swap - fair value hedge	1,388		—	Other liabilities	12
Total	$19,224		$13		$12

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2018 and December 31, 2017:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2018
Interest rate swap	$497		$—	Other liabilities	$30
Credit derivatives	75,044		—	Other liabilities	31
Interest rate locks with customers	26,090	Other assets	395		—
Forward loan sale commitments	26,768	Other assets	12		—
Total	$128,399		$407		$61
At December 31, 2017
Interest rate swap	$523		$—	Other liabilities	$38
Credit derivatives	75,622		—	Other liabilities	36
Interest rate locks with customers	27,411	Other assets	527		—
Forward loan sale commitments	29,037	Other assets	61		—
Total	$132,593		$588		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2018	2017
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$20	$71
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	—	3
Net loss		$(20)	$(68)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2018	2017
Credit derivatives	Other noninterest income	$4	$71
Interest rate locks with customers	Net gain on mortgage banking activities	(132)	407
Forward loan sale commitments	Net loss on mortgage banking activities	(49)	(254)
Total		$(177)	$224

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2018	At December 31, 2017
Interest rate swap—cash flow hedge	Fair value, net of taxes	$193	$9
Total		$193	$9

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2018.

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
Two commercial loans associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $27 thousand at March 31, 2018.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, classified using the fair value hierarchy:

	At March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$16,882	$—	$16,882
State and political subdivisions	—	72,808	—	72,808
Residential mortgage-backed securities	—	174,585	—	174,585
Collateralized mortgage obligations	—	3,368	—	3,368
Corporate bonds	—	71,048	26,922	97,970
Money market mutual funds	11,174	—	—	11,174
Total available-for-sale securities	11,174	338,691	26,922	376,787
Equity securities - financial services industry	1,072	—	—	1,072
Loans*	—	—	1,895	1,895
Interest rate swaps*	—	300	—	300
Interest rate locks with customers*	—	395	—	395
Forward loan sale commitments*	—	12	—	12
Total assets	$12,246	$339,398	$28,817	$380,461
Liabilities:
Contingent consideration liability	$—	$—	$322	$322
Interest rate swaps*	—	30	—	30
Credit derivatives*	—	—	31	31
Total liabilities	$—	$30	$353	$383

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$16,961	$—	$16,961
State and political subdivisions	—	78,297	—	78,297
Residential mortgage-backed securities	—	185,421	—	185,421
Collateralized mortgage obligations	—	3,602	—	3,602
Corporate bonds	—	79,190	27,986	107,176
Money market mutual funds	5,985	—	—	5,985
Equity securities	1,076	—	—	1,076
Total available-for-sale securities	7,061	363,471	27,986	398,518
Loans*	—	—	1,958	1,958
Interest rate swap*	—	13	—	13
Interest rate locks with customers*	—	527	—	527
Forward loan sale commitments*	—	61	—	61
Total assets	$7,061	$364,072	$29,944	$401,077
Liabilities:
Contingent consideration liability	$—	$—	$339	$339
Interest rate swaps*	—	50	—	50
Credit derivatives*	—	—	36	36
Total liabilities	$—	$50	$375	$425
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at March 31, 2018
Corporate bonds	$27,986	$—	$—		$—	$(1,064)	$26,922
Loans	1,958	—	—	(37)	—	(26)	1,895
Credit derivatives	(36)	—	—	—	—	5	(31)
Net total	$29,908	$—	$—	$(37)	$—	$(1,085)	$28,786

	Three Months Ended March 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at March 31, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(584)	$28,194
Loans	$2,138	$—	$—	$(33)	$—	$(13)	$2,092
Credit derivatives	(9)	(120)	—	—	—	72	(57)
Net total	$30,907	$(120)	$—	$(33)	$—	$(525)	$30,229

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2018
Girard Partners	$339	$—	$34	$17	$322
Total contingent consideration liability	$339	$—	$34	$17	$322

	Three Months Ended March 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2017
Sterner Insurance Associates	$331	$—	$—	$—	$331
Girard Partners	5,668	$—	5,284	14	398
Total contingent consideration liability	$5,999	$—	$5,284	$14	$729
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

	At March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$39,858	$39,858
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,843	1,843
Total	$—	$—	$42,951	$42,951

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$28,351	$28,351
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,843	1,843
Total	$—	$—	$31,444	$31,444

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2018 and December 31, 2017. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$48,631	$—	$—	$48,631	$48,631
Held-to-maturity securities	—	82,975	—	82,975	84,393
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	32,801
Loans held for sale	—	705	—	705	687
Net loans and leases held for investment	—	—	3,611,759	3,611,759	3,623,475
Servicing rights	—	—	11,257	11,257	6,605
Total assets	$48,631	$83,680	$3,623,016	$3,755,327	$3,796,592
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,976,790	$—	$—	$2,976,790	$2,976,790
Time deposits	—	519,494	—	519,494	520,503
Total deposits	2,976,790	519,494	—	3,496,284	3,497,293
Short-term borrowings	—	216,426	—	216,426	216,426
Long-term debt	—	157,109	—	157,109	155,692
Subordinated notes	—	97,600	—	97,600	94,392
Total liabilities	$2,976,790	$990,629	$—	$3,967,419	$3,963,803
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,437)	$—	$(2,437)	$—

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$75,409	$—	$—	$75,409	$75,409
Held-to-maturity securities	—	55,320	—	55,320	55,564
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	27,204
Loans held for sale	—	1,676	—	1,676	1,642
Net loans and leases held for investment	—	—	3,547,451	3,547,451	3,566,953
Servicing rights	—	—	10,046	10,046	6,573
Other real estate owned	—	—	—	—	—
Total assets	$75,409	$56,996	$3,557,497	$3,689,902	$3,733,345
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,980,170	$—	$—	$2,980,170	$2,980,170
Time deposits	—	574,737	—	574,737	574,749
Total deposits	2,980,170	574,737	—	3,554,907	3,554,919
Short-term borrowings	—	105,431	—	105,431	105,431
Long-term debt	—	156,834	—	156,834	155,828
Subordinated notes	—	98,075	—	98,075	94,331
Total liabilities	$2,980,170	$935,077	$—	$3,915,247	$3,910,509
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,414)	$—	$(2,414)	$—
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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2018 and December 31, 2017.
Loans and leases held for investment: As of March 31, 2018, the fair values for loans and leases held for investment are estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers, adjusted as appropriate to consider credit, liquidity and marketability factors to arrive at a fair value that represents the Corporation's exit price at which these instruments would be sold or transferred. As of December 31, 2017, the fair values for loans and leases held for investment were estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and include components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment was made for specific credit risks in addition to general portfolio risk and is significant to the valuation. Loans and leases are classified within Level 3 in the fair value hierarchy.

Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2018, impaired loans held for investment had a carrying amount of $40.6 million with a valuation allowance of $732 thousand. At December 31, 2017, impaired loans held for investment had a carrying amount of $28.5 million with a valuation allowance of $131 thousand. The Corporation had impaired leases of $1.3 million with no reserve at March 31, 2018 and December 31, 2017.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on SBA loans. At March 31, 2018 and December 31, 2017, servicing rights had a carrying amount of $6.6 million with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2018, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported as the lower of the original cost and the current the fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. At March 31, 2018 and December 31, 2017, OREO had a carrying amount of $1.8 million. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 13. Segment Reporting
At March 31, 2018, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

•
The Banking segment provides financial services to consumer and commercial customers and governmental units. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.

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

The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2018	At December 31, 2017	At March 31, 2017
Banking	$4,519,423	$4,466,301	$4,187,607
Wealth Management	36,848	34,600	31,178
Insurance	28,651	27,846	24,412
Other	29,037	26,115	30,734
Consolidated assets	$4,613,959	$4,554,862	$4,273,931
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$43,522	$5	$—	$7	$43,534
Interest expense	5,001	—	—	1,261	6,262
Net interest income	38,521	5	—	(1,254)	37,272
Provision for loan and lease losses	2,053	—	—	—	2,053
Noninterest income	4,789	5,740	5,086	(33)	15,582
Intangible expenses	329	142	141	—	612
Restructuring charges	571	—	—	—	571
Other noninterest expense	27,661	3,658	3,245	(622)	33,942
Intersegment (revenue) expense*	(291)	153	138	—	—
Income (expense) before income taxes	12,987	1,792	1,562	(665)	15,676
Income tax expense (benefit)	1,998	545	456	(173)	2,826
Net income (loss)	$10,989	$1,247	$1,106	$(492)	$12,850
Capital expenditures	$970	$49	$7	$55	$1,081

	Three Months Ended
	March 31, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$38,392	$1	$—	$3	$38,396
Interest expense	2,852	—	—	1,261	4,113
Net interest income	35,540	1	—	(1,258)	34,283
Provision for loan and lease losses	2,445	—	—	—	2,445
Noninterest income	5,162	5,138	4,547	123	14,970
Intangible expenses	396	170	193	—	759
Other noninterest expense	25,055	3,421	3,069	(274)	31,271
Intersegment (revenue) expense*	(264)	146	118	—	—
Income (expense) before income taxes	13,070	1,402	1,167	(861)	14,778
Income tax expense (benefit)	3,527	526	492	(623)	3,922
Net income (loss)	$9,543	$876	$675	$(238)	$10,856
Capital expenditures	$4,320	$11	$7	$50	$4,388
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 14. Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” and subsequent related updates. The Corporation adopted the guidance effective January 1, 2018 using the modified retrospective method though no adjustments were made to retained earnings as a result of the adoption. The Corporation’s revenue is the sum of net interest income and noninterest income. Revenues are recognized when obligations under the terms of contracts with customers are satisfied, including the transfer of control of the promised goods or services to customers, in an amount that reflects the consideration the Corporation expects to be entitled to in exchange for those goods or services. The Corporation provides services to customers which have related performance obligations that are completed to recognize revenue. The Corporation's revenues are generally recognized either immediately upon the completion of the services or over time as the services are performed. Any services performed over time generally require services to be rendered each period and therefore progress in completing these services is measured based upon the passage of time.

The following tables disaggregate the Corporation's revenue by major source for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$38,521	$5	$—	$(1,254)	$37,272

Noninterest income:
Trust fee income	—	1,996	—	—	1,996
Service charges on deposit accounts	1,327	—	—	—	1,327
Investment advisory commission and fee income	—	3,683	—	—	3,683
Insurance commission and fee income	—	—	4,888	—	4,888
Other service fee income (2)	1,909	60	200	—	2,169
Bank owned life insurance income (1)	698	—	—	(29)	669
Net gain on sales of investment securities (1)	10	—	—	—	10
Net gain on mortgage banking activities (1)	716	—	—	—	716
Other income (2)	129	1	(2)	(4)	124
Total noninterest income	$4,789	$5,740	$5,086	$(33)	$15,582

	Three Months Ended
	March 31, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$35,540	$1	$—	$(1,258)	$34,283

Noninterest income:
Trust fee income	—	1,907	—	—	1,907
Service charges on deposit accounts	1,243	—	—	—	1,243
Investment advisory commission and fee income	—	3,181	—	—	3,181
Insurance commission and fee income	—	—	4,410	—	4,410
Other service fee income (2)	1,801	50	136	—	1,987
Bank owned life insurance income (1)	662	—	—	121	783
Net gain on sales of investment securities (1)	13	—	—	2	15
Net gain on mortgage banking activities (1)	1,113	—	—	—	1,113
Other income (2)	330	—	1	—	331
Total noninterest income	$5,162	$5,138	$4,547	$123	$14,970

(1)
Net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives are excluded from the scope of the standard. Noninterest income streams that are out-of-scope of the standard include bank owned life insurance income, sales of investment securities and mortgage banking activities.

(2)	Other service fee income and other income include certain items that are in scope and certain items that are out of scope of the standard and are described further in the following paragraphs.

Banking Segment

The Banking segment provides financial services to consumer and commercial customers and governmental units. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.

Service charges on deposit accounts are generally earned on depository accounts for commercial and consumer customers and primarily includes fees for account services, overdraft services, and cash management services for commercial customers. Account services include fees for event-driven services such as ATM transactions and fees for periodic account maintenance activities. Cash management services for commercial customers include fees for event-driven services such as lockbox processing and line sweep services and fees for periodic account maintenance activities. The Corporation's obligation for event-driven services is satisfied at the time of the event when the service is delivered, while the obligation for periodic services is satisfied over the course of each month. Obligations for overdraft services is satisfied at the time of the overdraft.

Other service fee income is earned from commercial and consumer customers and primarily includes credit and debit card interchange and merchant revenues, mortgage servicing income, which is out of scope of the standard, and other deposit related service fee income such as wire transfers, check services and safe deposit boxes. Interchange and merchant revenues are recognized concurrently with the delivery of services on a monthly basis. Other deposit related service fee income include fees for event-driven services, such as wire transfers and check services, and fees for periodic services such as safe deposit box services. The obligation for event-driven services is satisfied at the time of the event when the service is delivered, while the obligation for periodic services is satisfied over the course of each month.

Other income primarily includes net gains or losses from the sales of loans and leases, net gains or losses from the sales or disposition of fixed assets and net gains or losses on interest rate swaps, all of which are out of scope of the standard, and net gains or losses on sales and write-downs of other real estate owned. Net gains or losses on sales of other real estate owned are recognized at the point in time in which control of the other real estate owned is transferred.

Wealth Management Segment

The wealth management segment offers trust and investment advisory services, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisory managing private investment accounts for both individuals and institutions.

Trust fee income is earned for providing trust, investment management and other related services. Obligations for trust and other related services are generally satisfied over time but may be satisfied at points in time for certain activities that are transactional in nature and obligations for investment management services are generally performed over time. Fees for trust fee income are typically based on a tiered scale relative to the market value of assets under management and are recognized in conjunction with the delivery of services.
Investment advisory commission and fee income include fees for financial planning, guardian and custodian of employee benefits, investment advisory, and brokerage services. Obligations for financial planning, guardian and custodian of employee benefits, and investment advisory services are generally satisfied over time and fees, typically based on a tiered scale relative to the market value of assets under management are recognized in conjunction with the delivery of services. Brokerage services are typically event driven and are based on the size and number of transactions executed at the client’s direction and recognized on the trade date.

Insurance Segment

The insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and human resources consulting.

Insurance commission and fee income is derived primarily from commissions from the sale of insurance policies, which are generally calculated as a percentage of the policy premium, and contingent income, which is calculated based on the performance of the policies held by each carrier. Obligations for the sale of insurance policies are generally satisfied at the point in time which the policy is executed and are recognized at the point in time in which the amounts are known and collection is reasonably assured. Obligations for contingent income are generally satisfied over time and are recognized at the point in time in which the amounts are known and collection is reasonably assured.
Other service fee income is earned from human resources consulting services. These obligations are generally satisfied over time and are recognized on a periodic basis.
Note 15. Restructuring Charges
During January 2018, the Corporation announced the closure of two owned financial centers and one leased financial center and reduced staff associated with these financial centers, resulting in accruing a loss of $571 thousand related to the Banking business segment. These financial centers were closed in April 2018. The remaining accrued restructuring expense at January 1, 2018 of $23 thousand relates to 2016 restructuring charges.
A roll-forward of the remaining accrued restructuring expense for the three months ended March 31, 2018 is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2018	$—	$—	$23	$23
Restructuring charges	366	48	157	571
Payments	(70)	—	(8)	(78)
Accrued at March 31, 2018	$296	$48	$172	$516

Note 16. Contingencies
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
Forward-Looking Statements
The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

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
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Corporation of Pennsylvania (the Corporation) Annual Report on Form 10-K for the year ended December 31, 2017 under the section entitled "Item 1A -- Risk Factors," and from time to time in other filings made by the Corporation with the SEC.
These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale, reserve for loan and lease losses and purchase accounting as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2017 Annual Report on Form 10-K.

General
The Corporation is a bank holding company and owns all of the capital stock of Univest Bank and Trust Co. (the Bank).
The Bank is engaged in the commercial and consumer banking business and provides a full range of banking and trust services to customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm and Girard Partners Ltd. (Girard Partners), a registered investment advisory firm. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor, which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout the Bank's markets of operation.
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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2018	2017	Amount	Percent
Net income	$12,850	$10,856	$1,994	18.4%
Net income per share:
Basic	$0.44	$0.41	$0.03	7.3
Diluted	0.44	0.41	0.03	7.3
Return on average assets	1.14%	1.04%	10 BP	9.6
Return on average equity	8.60	8.65	(5) BP	(0.6)

The Corporation reported net income of $12.9 million, or $0.44 diluted earnings per share, for the quarter ended March 31, 2018, compared to net income of $10.9 million, or $0.41 diluted earnings per share, for the quarter ended March 31, 2017. The financial results for the quarter ended March 31, 2018 included restructuring costs related to financial center closures of $451 thousand, net of tax, or $0.01 of diluted earnings per share. There were no restructuring costs during the quarter ended March 31, 2017. The financial results for the quarter ended March 31, 2018 included the impact of the Corporation's public offering of 2,645,000 shares of common stock at a price of $28.25 per share which resulted in an increase in shareholder's equity of $70.5 million in the fourth quarter of 2017; as well as the benefit of a reduction in the Corporation's statutory federal income tax rate from 35% to 21% effective January 1, 2018 in accordance with the Tax Cuts and Jobs Act of 2017 (“TCJA”).

.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income and interest expense and the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2018 and 2017. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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
The statutory federal tax rate utilized in the respective tables and analyses was 21% for the three months ended March 31, 2018 and was 35% for the three months ended March 31, 2017.
Three months ended March 31, 2018 versus 2017
Reported net interest income for the three months ended March 31, 2018 was $37.3 million, an increase of $3.0 million, or 8.7%, compared to the same period in 2017. Net interest income on a tax-equivalent basis for the three months ended March 31, 2018 was $37.9 million, an increase of $2.3 million, or 6.3%, compared to the same period in 2017. The increase in reported and tax-equivalent net interest income was primarily due to the growth in average loans of 9.9%, and a interest free funding through a combination of growth in average noninterest-bearing deposits of 9.9% and average equity of 19.0%, during the last year.
The net interest margin on a tax-equivalent basis for the first quarter of 2018 was 3.72%, compared to 3.80% for the first quarter of 2017. The favorable impact of purchase accounting accretion was 2 basis points ($146 thousand) for the three months ended March 31, 2018 compared to eight basis points ($764 thousand) for the three months ended March 31, 2017.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$19,184	$76	1.61%	$8,592	$16	0.76%
U.S. government obligations	23,921	94	1.59	34,038	106	1.26
Obligations of states and political subdivisions	74,554	593	3.23	85,854	922	4.36
Other debt and equity securities	359,451	2,095	2.36	350,408	1,582	1.83
Federal funds sold and other earning assets	29,057	504	7.03	25,909	358	5.60
Total interest-earning deposits, investments, federal funds sold and other earning assets	506,167	3,362	2.69	504,801	2,984	2.40
Commercial, financial and agricultural loans	782,200	8,900	4.61	721,050	7,841	4.41
Real estate—commercial and construction loans	1,600,394	17,618	4.46	1,460,029	15,740	4.37
Real estate—residential loans	837,495	9,675	4.69	738,211	8,236	4.52
Loans to individuals	27,960	413	5.99	29,575	400	5.49
Municipal loans and leases	311,752	2,892	3.76	279,379	3,120	4.53
Lease financings	74,709	1,344	7.30	78,633	1,483	7.65
Gross loans and leases	3,634,510	40,842	4.56	3,306,877	36,820	4.52
Total interest-earning assets	4,140,677	44,204	4.33	3,811,678	39,804	4.24
Cash and due from banks	42,506			41,942
Reserve for loan and lease losses	(22,022)			(18,200)
Premises and equipment, net	61,738			64,507
Other assets	333,078			330,501
Total assets	$4,555,977			$4,230,428
Liabilities:
Interest-bearing checking deposits	$425,027	292	0.28	$426,373	105	0.10
Money market savings	658,367	1,343	0.83	531,658	563	0.43
Regular savings	834,375	557	0.27	807,802	349	0.18
Time deposits	541,478	1,499	1.12	591,813	1,174	0.80
Total time and interest-bearing deposits	2,459,247	3,691	0.61	2,357,646	2,191	0.38
Short-term borrowings	175,824	645	1.49	150,155	262	0.71
Long-term debt	155,765	665	1.73	148,031	399	1.09
Subordinated notes	94,359	1,261	5.42	94,116	1,261	5.43
Total borrowings	425,948	2,571	2.45	392,302	1,922	1.99
Total interest-bearing liabilities	2,885,195	6,262	0.88	2,749,948	4,113	0.61
Noninterest-bearing deposits	1,024,797			932,639
Accrued expenses and other liabilities	40,012			38,786
Total liabilities	3,950,004			3,721,373
Shareholders’ Equity:
Common stock	157,784			144,559
Additional paid-in capital	290,209			230,104
Retained earnings and other equity	157,980			134,392
Total shareholders’ equity	605,973			509,055
Total liabilities and shareholders’ equity	$4,555,977			$4,230,428
Net interest income		$37,942			$35,691
Net interest spread			3.45			3.63
Effect of net interest-free funding sources			0.27			0.17
Net interest margin			3.72%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	143.51%			138.61%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended March 31, 2018 and 2017 have been calculated using the
Corporation’s federal applicable rate of 21% and 35%, respectively.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2018 Versus 2017
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$32	$28	$60
U.S. government obligations	(36)	24	(12)
Obligations of states and political subdivisions	(111)	(218)	(329)
Other debt and equity securities	42	471	513
Federal funds sold and other earning assets	47	99	146
Interest on deposits, investments, federal funds sold and other earning assets	(26)	404	378
Commercial, financial and agricultural loans	690	369	1,059
Real estate—commercial and construction loans	1,547	331	1,878
Real estate—residential loans	1,125	314	1,439
Loans to individuals	(22)	35	13
Municipal loans and leases	338	(566)	(228)
Lease financings	(72)	(67)	(139)
Interest and fees on loans and leases	3,606	416	4,022
Total interest income	3,580	820	4,400
Interest expense:
Interest-bearing checking deposits	—	187	187
Money market savings	159	621	780
Regular savings	13	195	208
Time deposits	(107)	432	325
Interest on time and interest-bearing deposits	65	1,435	1,500
Short-term borrowings	52	331	383
Long-term debt	22	244	266
Subordinated notes	—	—	—
Interest on borrowings	74	575	649
Total interest expense	139	2,010	2,149
Net interest income	$3,441	$(1,190)	$2,251

Interest Income
Three months ended March 31, 2018 versus 2017
Interest income on a tax-equivalent basis for the three months ended March 31, 2018 was $44.2 million, an increase of $4.4 million, or 11.1% from the same period in 2017. The increase in interest income (tax-equivalent) for the three months ended March 31, 2018 was primarily due to organic loan growth in commercial real estate, commercial business and residential real estate loans. In addition, loan yields increased as the Federal Reserve increased interest rates a total of 100 basis points in 2017 and the first quarter of 2018. Purchase accounting accretion had no impact on the yield on interest-earning assets for the three months ended March 31, 2018 compared to a favorable impact of two basis points ($149 thousand) for the same period in the prior year.
Interest Expense
Three months ended March 31, 2018 versus 2017
Interest expense for the three months ended March 31, 2018 was $6.3 million, an increase of $2.1 million, or 52.2% from the same period in 2017. The increase in interest expense for the three months ended March 31, 2018 was primarily due to higher deposit and borrowing costs which were impacted by the Federal Reserve interest rate increases in 2017 and the first quarter of 2018. The favorable impact of purchase accounting accretion on interest-bearing liabilities was three basis points ($186 thousand) for the three months ended March 31, 2018 compared to a favorable impact of nine basis points ($615 thousand) for the same period in the prior year.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three months ended March 31, 2018 was $2.1 million compared to $2.4 million for the same period in 2017. The level of provision for loan and lease losses is based on growth in the originated loan portfolio, changes in specific reserves for impaired loans and net loan charge-offs. During the three months ended March 31, 2018, a specific reserve in the amount of $656 thousand was provided for one $12.3 million nonaccrual commercial real estate loan. Net loan and lease charge-offs were $198 thousand for the three months ended March 31, 2018 compared to $416 thousand for the same period in the prior year.
Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Amount	Percent
Trust fee income	$1,996	$1,907	$89	4.7%
Service charges on deposit accounts	1,327	1,243	84	6.8
Investment advisory commission and fee income	3,683	3,181	502	15.8
Insurance commission and fee income	4,888	4,410	478	10.8
Other service fee income	2,169	1,987	182	9.2
Bank owned life insurance income	669	783	(114)	(14.6)
Net gain on sales of investment securities	10	15	(5)	(33.3)
Net gain on mortgage banking activities	716	1,113	(397)	(35.7)
Other income	124	331	(207)	(62.5)
Total noninterest income	$15,582	$14,970	$612	4.1%

Three months ended March 31, 2018 versus 2017

Noninterest income for the three months ended March 31, 2018 was $15.6 million, an increase of $612 thousand, or 4.1%, from the three months ended March 31, 2017. Investment advisory commission and fee income increased $502 thousand, or 15.8%, for the three months ended March 31, 2018 primarily due to new customer relationships and favorable market performance during 2017. Insurance commission and fee income increased $478 thousand, or 10.8%, for the three months ended March 31, 2018, primarily due to an increase in contingent commission income of $422 thousand, which was $1.4 million for the three months ended March 31, 2018 compared to $963 thousand for the three months ended March 31, 2017.

These increases were partially offset by a decrease in the net gain on mortgage banking of $397 thousand, or 35.7%, for the three months ended March 31, 2018, primarily due to a decrease in mortgage volume due to a shortage of housing supply and the extended winter weather in March 2018. In addition, BOLI income decreased $114 thousand, or 14.6% for the three months ended March 31, 2018, primarily due to a decrease in value of the Corporation's non-qualified annuity portfolio, which is subject to equity market volatility. Other income decreased $207 thousand for the three months ended March 31, 2018, mainly due to a decrease in swap fee income of $70 thousand and a net gain on sale of other real estate owned of $114 thousand during the three months ended March 31, 2017.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Amount	Percent
Salaries, benefits and commissions	$20,647	$18,737	$1,910	10.2%
Net occupancy	2,757	2,665	92	3.5
Equipment	1,023	993	30	3.0
Data processing	2,232	2,058	174	8.5
Professional fees	1,355	1,239	116	9.4
Marketing and advertising	381	379	2	0.5
Deposit insurance premiums	391	402	(11)	(2.7)
Intangible expenses	612	759	(147)	(19.4)
Restructuring charges	571	—	571	N/M
Other expense	5,156	4,798	358	7.5
Total noninterest expense	$35,125	$32,030	$3,095	9.7%

Three months ended March 31, 2018 versus 2017

Noninterest expense for the three months ended March 31, 2018 was $35.1 million, an increase of $3.1 million, or 9.7%, from the same period in the prior year. Restructuring costs related to financial center closures and staffing rationalization were $571 thousand for the three months ended March 31, 2018. There were no restructuring costs during the three months ended March 31, 2017.

Salaries, benefits and commissions increased $1.9 million for the three months ended March 31, 2018, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of the Bank's financial center footprint in Lancaster County and the Lehigh Valley and annual merit increases. Data processing expense increased $174 thousand for the three months ended March 31, 2018 primarily due to increased investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Other expense increased $358 thousand for the three months ended March 31, 2018 primarily due to increases in deferred director stock expense and loan processing expense.
Tax Provision
The provision for income taxes for the three months ended March 31, 2018 and 2017 was $2.8 million and $3.9 million, at effective rates of 18.0% and 26.5%, respectively. As previously discussed, the Corporation's statutory federal tax rate was reduced to 21% effective January 1, 2018 in accordance with the TCJA. The Corporation's effective income tax rate for the three months ended March 31, 2018 was impacted by discrete tax benefits related to vesting of restricted stock and exercise of stock options totaling $118 thousand. Excluding these discrete items, the effective tax rate was 18.8% for the three months ended March 31, 2018, which reflects the impact of the Corporation's level of tax-exempt income for the period relative to the overall level of taxable income.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At March 31, 2018	At December 31, 2017	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$48,631	$75,409	$(26,778)	(35.5)
Investment securities	462,252	454,082	8,170	1.8
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,801	27,204	5,597	20.6
Loans held for sale	687	1,642	(955)	(58.2)
Loans and leases held for investment	3,689,888	3,620,067	69,821	1.9
Reserve for loan and lease losses	(23,410)	(21,555)	(1,855)	(8.6)
Premises and equipment, net	61,397	61,797	(400)	(0.6)
Goodwill and other intangibles, net	185,905	186,468	(563)	(0.3)
Bank owned life insurance	109,692	108,246	1,446	1.3
Accrued interest receivable and other assets	46,116	41,502	4,614	11.1
Total assets	$4,613,959	$4,554,862	$59,097	1.3%
Investment Securities
Total investments securities at March 31, 2018 increased $8.2 million from December 31, 2017. Purchases of $38.3 million were partially off-set by maturities and pay-downs of $18.2 million, calls of $4.0 million, sales of $1.0 million and decreases in the fair value of available-for-sale investment securities of $6.3 million which was due to increased interest rates during the quarter.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $18.1 million and $12.5 million at March 31, 2018 and December 31, 2017, respectively. FHLB stock increased $5.6 million mainly due to purchase requirements related to the increase in FHLB borrowings during the quarter.
The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at March 31, 2018 and December 31, 2017.
Loans and Leases
Gross loans and leases held for investment grew $69.8 million, or 1.9%, from December 31, 2017. The growth in loans was primarily in commercial real estate, commercial business and residential real estate loans.
Asset Quality
The Bank's strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans and leases. Performance of the loan and lease portfolio is monitored on a regular basis by Bank management and lending officers.
Loans and leases are deemed impaired when, based on current information and events, it is probable that the Bank will be unable to collect all proceeds due according to the original contractual terms of the agreement or when a loan or lease is classified as a troubled debt restructuring. Factors considered by management in determining impairment include payment status, borrower cash flows, collateral value and the probability of collecting scheduled principal and interest payments when due.

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
At March 31, 2018, the recorded investment in loans and leases held for investment that were considered to be impaired was $41.8 million. The related reserve for loan and lease losses was $732 thousand. At December 31, 2017, the recorded investment in loans and leases that were considered to be impaired was $29.7 million. The related reserve for loan and lease losses was $131 thousand. During the first quarter of 2018, one commercial real-estate loan totaling $12.3 million was placed on non-accrual status. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
Other real estate owned was $1.8 million at March 31, 2018 and December 31, 2017.
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
The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $411 thousand and $390 thousand at March 31, 2018 and December 31, 2017, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

(Dollars in thousands)	At March 31, 2018	At December 31, 2017
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$4,192	$4,448
Real estate—commercial	19,014	4,285
Real estate—construction	—	365
Real estate—residential	2,808	3,820
Lease financings	1,680	1,599
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	27,694	14,517
Accruing troubled debt restructured loans and lease modifications not included in the above	1,032	11,435
Accruing loans and leases 90 days or more past due:
Real estate—residential	1,524	310
Loans to individuals	644	195
Lease financings	127	256
Total accruing loans and leases, 90 days or more past due	2,295	761
Total nonperforming loans and leases	31,021	26,713
Other real estate owned	1,843	1,843
Total nonperforming assets	$32,864	$28,556
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.75%	0.40%
Nonperforming loans and leases / loans and leases held for investment	0.84	0.74
Nonperforming assets / total assets	0.71	0.63

Allowance for loan and lease losses	$23,410	$21,555
Allowance for loan and lease losses / loans and leases held for investment	0.63%	0.60%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.73	0.70
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	84.53	148.48
Allowance for loan and lease losses / nonperforming loans and leases held for investment	75.47	80.69
Acquired credit impaired loans	$1,525	$1,583

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.88%	0.78%
Nonperforming assets and acquired credit impaired loans / total assets	0.75	0.66
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,679	$2,513

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2018	At December 31, 2017
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$27,694	$14,517
Nonaccrual loans and leases with partial charge-offs	4,247	5,397
Life-to-date partial charge-offs on nonaccrual loans and leases	3,255	4,107
Charge-off rate of nonaccrual loans and leases with partial charge-offs	43.4%	43.2%
Specific reserves on impaired loans	$732	$131
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $899 thousand and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2018 and December 31, 2017. The Corporation also has goodwill with a net carrying value of $172.6 million at March 31, 2018 and December 31, 2017, which is deemed to be an indefinite intangible asset and is not amortized.
The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2018 and 2017. Since the last annual impairment analysis during 2017, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2018	At December 31, 2017	Change
			Amount	Percent
Deposits	$3,497,293	$3,554,919	$(57,626)	(1.6)%
Short-term borrowings	216,426	105,431	110,995	N/M
Long-term debt	155,692	155,828	(136)	(0.1)
Subordinated notes	94,392	94,331	61	0.1
Accrued interest payable and other liabilities	43,437	40,979	2,458	6.0
Total liabilities	$4,007,240	$3,951,488	$55,752	1.4%

Deposits
Total deposits declined $57.6 million, or 1.6%, from December 31, 2017, primarily due to a decrease in commercial noninterest- bearing deposits and a seasonal decline in public funds deposits.
Borrowings
Total borrowings increased $110.9 million from December 31, 2017, primarily due to an increase in short-term borrowings of $111.0 million. The Corporation increased its short-term borrowings to fund loan growth and replace the decrease in deposits during the first quarter of 2018.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2018	At December 31, 2017	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	N/M
Additional paid-in capital	290,095	290,133	(38)	N/M
Retained earnings	228,097	216,761	11,336	5.2
Accumulated other comprehensive loss	(26,791)	(17,771)	(9,020)	(50.8)
Treasury stock	(42,466)	(43,533)	1,067	2.5
Total shareholders’ equity	$606,719	$603,374	$3,345	0.6%

The increase in shareholder's equity at March 31, 2018 of $3.3 million from December 31, 2017 was primarily related to an increase in retained earnings of $11.3 million. Retained earnings at March 31, 2018 were impacted by the three months of net income of $12.9 million and the reclassification of $3.9 million and $433 thousand from accumulated other comprehensive income related to the January 1, 2018 adoption of ASU 2016-01 and ASU 2018-02, respectively, partially offset by cash dividends declared of $5.9 million. Accumulated other comprehensive loss increased by $9.0 million mainly attributable to decreases in the fair value of available-for-sale investment securities of $5.0 million, net of tax, and the reclassification to retained earnings from the previously discussed adoption of ASU 2016-01 and ASU 2018-02 ($3.0 million related to the defined benefit pension plans and $1.4 million related to investment securities). Treasury stock decreased by $1.1 million primarily due to the issuance of restricted stock.

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

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of March 31, 2018 and December 31, 2017 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$577,229	14.04%	$328,961	8.00%	$411,201	10.00%
Bank	473,523	11.60	326,646	8.00	408,307	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	458,722	11.16	246,721	6.00	328,961	8.00
Bank	449,408	11.01	244,984	6.00	326,646	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	458,722	11.16	185,041	4.50	267,281	6.50
Bank	449,408	11.01	183,738	4.50	265,400	6.50
Tier 1 Capital (to Average Assets):
Corporation	458,722	10.47	175,247	4.00	219,059	5.00
Bank	449,408	10.32	174,134	4.00	217,668	5.00
At December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$563,797	14.00%	$322,148	8.00%	$402,685	10.00%
Bank	464,851	11.62	320,003	8.00	400,004	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	241,611	6.00	322,148	8.00
Bank	442,613	11.07	240,002	6.00	320,003	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	181,208	4.50	261,745	6.50
Bank	442,613	11.07	180,002	4.50	260,002	6.50
Tier 1 Capital (to Average Assets):
Corporation	447,228	10.48	170,753	4.00	213,441	5.00
Bank	442,613	10.45	169,453	4.00	211,816	5.00
At March 31, 2018 and December 31, 2017, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and Total capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2018, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 1.875% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At March 31, 2018, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the phase in of the capital conservation buffer as well as the impact of new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) on its regulatory capital ratios. See Note 1 to the financial statements included in Part I, Item I of this Form 10-Q for additional information.

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
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.5 billion. At March 31, 2018 and December 31, 2017, the carrying amount of overnight borrowings with the FHLB was $148.3 million and $30.2 million, respectively. At March 31, 2018 and December 31, 2017, the carrying amount of long-term borrowings with the FHLB was $125.0 million. At March 31, 2018 and December 31, 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $198.0 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks totaling $367.0 million at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the Corporation had $50.0 million and $55.0 million, respectively, outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $68.5 million and $52.0 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At March 31, 2018, the Corporation had no outstanding borrowings under this line.

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
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2018	—	$—	—	1,014,246
February 1 – 28, 2018	—	—	—	1,014,246
March 1 – 31, 2018	—	—	—	1,014,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: May 4, 2018	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)