Form 10-Q
period 2018-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2018-08-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,403,651
(Title of Class)	(Number of shares outstanding at July 31, 2018)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2018	At December 31, 2017
ASSETS
Cash and due from banks	$54,409	$46,721
Interest-earning deposits with other banks	18,534	28,688
Investment securities held-to-maturity (fair value $94,642 and $55,320 at June 30, 2018 and December 31, 2017, respectively)	96,457	55,564
Investment securities available-for-sale	347,804	391,457
Investments in equity securities	2,672	7,061
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,768	27,204
Loans held for sale	1,778	1,642
Loans and leases held for investment	3,818,398	3,620,067
Less: Reserve for loan and lease losses	(25,652)	(21,555)
Net loans and leases held for investment	3,792,746	3,598,512
Premises and equipment, net	60,529	61,797
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $23,613 and $21,825 at June 30, 2018 and December 31, 2017, respectively	12,809	13,909
Bank owned life insurance	109,527	108,246
Accrued interest receivable and other assets	46,589	41,502
Total assets	$4,749,181	$4,554,862
LIABILITIES
Noninterest-bearing deposits	$1,055,479	$1,040,026
Interest-bearing deposits:
Demand deposits	1,163,451	1,109,438
Savings deposits	807,461	830,706
Time deposits	594,395	574,749
Total deposits	3,620,786	3,554,919
Short-term borrowings	231,853	105,431
Long-term debt	155,556	155,828
Subordinated notes	94,453	94,331
Accrued interest payable and other liabilities	41,239	40,979
Total liabilities	4,143,887	3,951,488
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2018 and December 31, 2017; 31,556,799 shares issued at June 30, 2018 and December 31, 2017; 29,406,450 and 29,334,859 shares outstanding at June 30, 2018 and December 31, 2017, respectively	157,784	157,784
Additional paid-in capital	291,238	290,133
Retained earnings	226,574	216,761
Accumulated other comprehensive loss, net of tax benefit	(28,007)	(17,771)
Treasury stock, at cost; 2,150,349 and 2,221,940 shares at June 30, 2018 and December 31, 2017, respectively	(42,295)	(43,533)
Total shareholders’ equity	605,294	603,374
Total liabilities and shareholders’ equity	$4,749,181	$4,554,862
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans and leases:
Taxable	$40,637	$35,102	$78,587	$68,802
Exempt from federal income taxes	2,421	2,084	4,768	4,119
Total interest and fees on loans and leases	43,058	37,186	83,355	72,921
Interest and dividends on investment securities:
Taxable	2,268	1,833	4,457	3,521
Exempt from federal income taxes	477	576	945	1,175
Interest on deposits with other banks	148	38	224	55
Interest and dividends on other earning assets	509	397	1,013	754
Total interest income	46,460	40,030	89,994	78,426
Interest expense
Interest on deposits	4,542	2,461	8,233	4,652
Interest on short-term borrowings	958	325	1,603	587
Interest on long-term debt and subordinated notes	1,970	1,944	3,896	3,604
Total interest expense	7,470	4,730	13,732	8,843
Net interest income	38,990	35,300	76,262	69,583
Provision for loan and lease losses	15,409	2,766	17,462	5,211
Net interest income after provision for loan and lease losses	23,581	32,534	58,800	64,372
Noninterest income
Trust fee income	2,044	2,016	4,040	3,923
Service charges on deposit accounts	1,335	1,313	2,662	2,556
Investment advisory commission and fee income	3,778	3,333	7,461	6,514
Insurance commission and fee income	3,712	3,628	8,600	8,038
Other service fee income	2,431	2,245	4,600	4,232
Bank owned life insurance income	1,210	1,622	1,879	2,405
Net gain on sales of investment securities	—	21	10	36
Net gain on mortgage banking activities	942	1,537	1,658	2,650
Other (loss) income	(138)	294	(14)	625
Total noninterest income	15,314	16,009	30,896	30,979
Noninterest expense
Salaries, benefits and commissions	20,065	18,730	40,712	37,467
Net occupancy	2,533	2,684	5,290	5,349
Equipment	1,067	1,031	2,090	2,024
Data processing	2,091	2,081	4,323	4,139
Professional fees	1,331	1,248	2,686	2,487
Marketing and advertising	526	475	907	854
Deposit insurance premiums	452	451	843	853
Intangible expenses	594	446	1,206	1,205
Restructuring charges	—	—	571	—
Other expense	5,688	5,402	10,844	10,200
Total noninterest expense	34,347	32,548	69,472	64,578
Income before income taxes	4,548	15,995	20,224	30,773
Income tax expense	191	4,217	3,017	8,139
Net income	$4,357	$11,778	$17,207	$22,634
Net income per share:
Basic	$0.15	$0.44	$0.59	$0.85
Diluted	0.15	0.44	0.58	0.85
Dividends declared	0.20	0.20	0.40	0.40
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2018			2017
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$4,548	$191	$4,357	$15,995	$4,217	$11,778
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(1,911)	(401)	(1,510)	2,632	921	1,711
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(21)	(8)	(13)
Total net unrealized (losses) gains on available-for-sale investment securities	(1,911)	(401)	(1,510)	2,611	913	1,698
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	154	32	122	(92)	(31)	(61)
Less: reclassification adjustment for net losses realized in net income (2)	6	1	5	36	12	24
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	160	33	127	(56)	(19)	(37)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	282	58	224	299	104	195
Accretion of prior service cost included in net periodic pension costs (3)	(71)	(14)	(57)	(71)	(25)	(46)
Total defined benefit pension plans	211	44	167	228	79	149
Other comprehensive (loss) income	(1,540)	(324)	(1,216)	2,783	973	1,810
Total comprehensive income (loss)	$3,008	$(133)	$3,141	$18,778	$5,190	$13,588
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

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2018			2017
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$20,224	$3,017	$17,207	$30,773	$8,139	$22,634
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(8,249)	(1,732)	(6,517)	3,052	1,068	1,984
Less: reclassification adjustment for net gains on sales realized in net income (1)	(10)	(2)	(8)	(36)	(13)	(23)
Total net unrealized (losses) gains on available-for-sale investment securities	(8,259)	(1,734)	(6,525)	3,016	1,055	1,961
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	366	77	289	(85)	(29)	(56)
Less: reclassification adjustment for net losses realized in net income (2)	26	5	21	107	37	70
Total net unrealized gains on interest rate swaps used in cash flow hedges	392	82	310	22	8	14
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	563	117	446	598	209	389
Accretion of prior service cost included in net periodic pension costs (3)	(142)	(29)	(113)	(141)	(49)	(92)
Total defined benefit pension plans	421	88	333	457	160	297
Other comprehensive (loss) income	(7,446)	(1,564)	(5,882)	3,495	1,223	2,272
Total comprehensive income	$12,778	$1,453	$11,325	$34,268	$9,362	$24,906
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

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2018
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	—	—	—	3,921	(3,921)	—	—
Net income	—	—	—	17,207	—	—	17,207
Other comprehensive loss, net of income tax benefit	—	—	—	—	(5,882)	—	(5,882)
Cash dividends declared ($0.40 per share)	—	—	—	(11,749)	—	—	(11,749)
Stock issued under dividend reinvestment and employee stock purchase plans	41,939	—	98	1	—	1,074	1,173
Exercise of stock options	36,990	—	(14)	—	—	725	711
Stock-based compensation	—	—	1,719	—	—	—	1,719
Purchases of treasury stock	(44,353)	—	—	—	—	(1,259)	(1,259)
Restricted stock awards granted, net of cancellations	37,015	—	(698)	—	—	698	—
Balance at June 30, 2018	29,406,450	$157,784	$291,238	$226,574	$(28,007)	$(42,295)	$605,294

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2017
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209
Net income	—	—	—	22,634	—	—	22,634
Other comprehensive income, net of income tax	—	—	—	—	2,272	—	2,272
Cash dividends declared ($0.40 per share)	—	—	—	(10,652)	—	—	(10,652)
Stock issued under dividend reinvestment and employee stock purchase plans	43,415	—	72	—	—	1,157	1,229
Exercise of stock options	73,870	—	(105)	—	—	1,433	1,328
Stock-based compensation	—	—	1,708	—	—	—	1,708
Purchases of treasury stock	(83,970)	—	—	—	—	(2,422)	(2,422)
Restricted stock awards granted, net of cancellations	45,323	—	(880)	—	—	880	—
Balance at June 30, 2017	26,667,991	$144,559	$231,289	$206,498	$(17,182)	$(43,858)	$521,306
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$17,207	$22,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	17,462	5,211
Depreciation of premises and equipment	2,795	2,730
Net amortization of investment securities premiums and discounts	779	959
Net gain on sales of investment securities	(10)	(36)
Net gain on mortgage banking activities	(1,658)	(2,650)
Bank owned life insurance income	(1,879)	(2,405)
Net accretion of acquisition accounting fair value adjustments	(495)	(1,508)
Stock-based compensation	1,719	1,708
Intangible expenses	1,206	1,205
Other adjustments to reconcile net income to cash (used in) provided by operating activities	190	(293)
Originations of loans held for sale	(61,508)	(64,035)
Proceeds from the sale of loans held for sale	63,076	69,847
Contributions to pension and other postretirement benefit plans	(133)	(138)
(Increase) decrease in accrued interest receivable and other assets	(3,089)	1,340
Increase (decrease) in accrued interest payable and other liabilities	814	(1,965)
Net cash provided by operating activities	36,476	32,604
Cash flows from investing activities:
Net capital expenditures	(1,347)	(4,622)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	4,253	10,595
Proceeds from maturities, calls and principal repayments of securities available-for-sale	34,824	29,603
Proceeds from sales of securities available-for-sale	1,010	3,032
Purchases of investment securities held-to-maturity	(45,349)	(29,498)
Purchases of investment securities available-for-sale	(1,485)	(8,476)
Proceeds from sales of money market mutual funds	10,706	12,020
Purchases of money market mutual funds	(6,284)	(16,768)
Net increase in other investments	(5,564)	(6,637)
Net increase in loans and leases	(211,534)	(225,682)
Net decrease (increase) in interest-earning deposits	10,154	(3,168)
Proceeds from sales of other real estate owned	21	3,612
Purchases of bank owned life insurance	(776)	—
Proceeds from bank owned life insurance	1,374	2,916
Net cash used in investing activities	(209,997)	(233,073)
Cash flows from financing activities:
Net increase in deposits	65,963	90,796
Net increase in short-term borrowings	126,422	35,555
Proceeds from issuance of long-term debt	—	95,000
Repayment of long-term debt	—	(5,000)
Payment of contingent consideration on acquisitions	(67)	(5,317)
Purchases of treasury stock	(1,259)	(2,422)
Stock issued under dividend reinvestment and employee stock purchase plans	1,173	1,229
Proceeds from exercise of stock options	711	1,328
Cash dividends paid	(11,734)	(10,636)
Net cash provided by financing activities	181,209	200,533
Net increase in cash and due from banks	7,688	64
Cash and due from banks at beginning of year	46,721	48,757
Cash and due from banks at end of period	$54,409	$48,821
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,190	$9,685
Cash paid for income taxes, net of refunds	1,060	5,942
Non cash transactions:
Transfer of loans to other real estate owned	$402	$653
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any other period. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018.
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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. At December 31, 2017, the Corporation had financial services equity securities with a carrying value of $1.1 million which included an unrealized net gain of $666 thousand. At December 31, 2017, $433 thousand was recorded in accumulated other comprehensive income which represented the unrealized net gain, net of income taxes, based on the Corporation’s statutory tax rate as of December 31, 2017. In addition, at December 31, 2017, the Corporation had money market mutual funds with a fair value and amortized cost of $6.0 million which were reclassified to equity securities under this guidance. The Corporation adopted this guidance effective January 1, 2018 with a cumulative-effect adjustment to the balance sheet as of January 1, 2018. The balance in accumulated other comprehensive income of $433 thousand was reclassified to retained earnings effective January 1, 2018. The carrying value of the equity securities, at January 1, 2018, did not change; however, any future increases or decreases in fair value is recorded as an increase or decrease to the carrying value and recognized in other noninterest income. During the six months ended June 30, 2018, the Corporation recognized a $33 thousand net gain on equity securities in other noninterest income.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the reserve for loan and lease losses will increase upon adoption of CECL and that the increased reserve level will decrease shareholders' equity and regulatory capital and ratios.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" to revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The ASU is effective for the first interim period within annual periods beginning after December 15, 2018, or January 1, 2019, with early adoption permitted. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, the adoption of this ASU will impact the balance sheet by the recording of lease liabilities and right-of-use assets associated with operating leases; any initial or continued impact of the recording of assets will have a negative impact on all Corporation and Bank capital ratios under current regulatory guidance and possibly equity ratios.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$4,357	$11,778	$17,207	$22,634
Net income allocated to unvested restricted stock	(33)	(122)	(132)	(234)
Net income allocated to common shares	$4,324	$11,656	$17,075	$22,400
Denominator:
Weighted average shares outstanding	29,404	26,661	29,380	26,647
Average unvested restricted stock	(228)	(281)	(221)	(284)
Denominator for basic earnings per share—weighted-average shares outstanding	29,176	26,380	29,159	26,363
Effect of dilutive securities—employee stock options	95	97	95	100
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,271	26,477	29,254	26,463
Basic earnings per share	$0.15	$0.44	$0.59	$0.85
Diluted earnings per share	$0.15	$0.44	$0.58	$0.85
Average anti-dilutive options excluded from computation of diluted earnings per share	369	188	294	157

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2018 and December 31, 2017, by contractual maturity within each type:

	At June 30, 2018				At December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,996	$—	$(183)	$6,813	$6,995	$—	$(77)	$6,918
	6,996	—	(183)	6,813	6,995	—	(77)	6,918
Residential mortgage-backed securities:
After 5 years to 10 years	12,838	—	(206)	12,632	8,944	—	(51)	8,893
Over 10 years	76,623	—	(1,426)	75,197	39,625	44	(160)	39,509
	89,461	—	(1,632)	87,829	48,569	44	(211)	48,402
Total	$96,457	$—	$(1,815)	$94,642	$55,564	$44	$(288)	$55,320
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$5,020	$—	$(31)	$4,989	$1,499	$—	$(3)	$1,496
After 1 year to 5 years	10,482	—	(132)	10,350	15,590	—	(125)	15,465
	15,502	—	(163)	15,339	17,089	—	(128)	16,961
State and political subdivisions:
Within 1 year	5,562	—	(5)	5,557	2,721	1	(6)	2,716
After 1 year to 5 years	14,538	29	(43)	14,524	16,787	33	(44)	16,776
After 5 years to 10 years	46,800	436	(438)	46,798	54,846	897	(73)	55,670
Over 10 years	3,120	—	(89)	3,031	3,120	15	—	3,135
	70,020	465	(575)	69,910	77,474	946	(123)	78,297
Residential mortgage-backed securities:
After 1 year to 5 years	5,496	—	(93)	5,403	3,913	12	(26)	3,899
After 5 years to 10 years	56,238	8	(2,082)	54,164	51,428	5	(852)	50,581
Over 10 years	110,422	29	(4,409)	106,042	133,237	87	(2,383)	130,941
	172,156	37	(6,584)	165,609	188,578	104	(3,261)	185,421
Collateralized mortgage obligations:
After 5 years to 10 years	1,883	—	(105)	1,778	2,103	—	(82)	2,021
Over 10 years	1,414	—	(21)	1,393	1,567	14	—	1,581
	3,297	—	(126)	3,171	3,670	14	(82)	3,602
Corporate bonds:
Within 1 year	2,510	—	(18)	2,492	10,006	—	(5)	10,001
After 1 year to 5 years	23,835	17	(471)	23,381	24,885	20	(147)	24,758
After 5 years to 10 years	15,657	5	(532)	15,130	16,669	71	(296)	16,444
Over 10 years	60,000	—	(7,228)	52,772	60,000	—	(4,027)	55,973
	102,002	22	(8,249)	93,775	111,560	91	(4,475)	107,176
Equity securities:*
No stated maturity	N/A	N/A	N/A	N/A	6,395	667	(1)	7,061
	N/A	N/A	N/A	N/A	6,395	667	(1)	7,061
Total	$362,977	$524	$(15,697)	$347,804	$404,766	$1,822	$(8,070)	$398,518
* Equity securities at December 31, 2017 include $6.0 million of money market mutual funds and $1.1 million of financial services equity securities. In accordance with ASU 2016-01, beginning January 1, 2018, such amounts were reclassified from investment securities available-for-sale to investments in equity securities on the Corporation's Condensed Consolidated Balance Sheets.

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $355.0 million and $345.1 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $295 thousand and $1.8 million were pledged to secure credit derivatives and interest rate swaps at June 30, 2018 and December 31, 2017, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Securities available-for-sale:
Proceeds from sales	$1,010	$3,032
Gross realized gains on sales	10	36
Tax expense related to net realized gains on sales	2	13

At June 30, 2018 and December 31, 2017, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at June 30, 2018 and December 31, 2017 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,813	$(183)	$—	$—	$6,813	$(183)
Residential mortgage-backed securities	87,829	(1,632)	—	—	87,829	(1,632)
Total	$94,642	$(1,815)	$—	$—	$94,642	$(1,815)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,121	$(58)	$10,218	$(105)	$15,339	$(163)
State and political subdivisions	29,012	(521)	7,449	(54)	36,461	(575)
Residential mortgage-backed securities	35,367	(931)	128,118	(5,653)	163,485	(6,584)
Collateralized mortgage obligations	1,393	(21)	1,778	(105)	3,171	(126)
Corporate bonds	22,589	(534)	67,665	(7,715)	90,254	(8,249)
Total	$93,482	$(2,065)	$215,228	$(13,632)	$308,710	$(15,697)
At December 31, 2017
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,919	$(77)	$—	$—	$6,919	$(77)
Residential mortgage-backed securities	40,881	(211)	—	—	40,881	(211)
Total	$47,800	$(288)	$—	$—	$47,800	$(288)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,213	$(38)	$11,749	$(90)	$16,962	$(128)
State and political subdivisions	18,457	(91)	6,332	(32)	24,789	(123)
Residential mortgage-backed securities	32,217	(210)	141,371	(3,051)	173,588	(3,261)
Collateralized mortgage obligations	—	—	2,021	(82)	2,021	(82)
Corporate bonds	18,464	(1,016)	71,957	(3,459)	90,421	(4,475)
Equity securities	—	(1)	4	—	4	(1)
Total	$74,351	$(1,356)	$233,434	$(6,714)	$307,785	$(8,070)

At June 30, 2018, gross unrealized losses for securities in an unrealized loss position for twelve months or longer, totaled $13.6 million. Three federal agency bonds, twelve investment grade corporate bonds, 105 federal agency residential mortgage securities, nine investment grade municipal bonds and one collateralized mortgage obligation bond had respective unrealized loss positions of $105 thousand, $7.7 million, $5.7 million, $54 thousand and $105 thousand, respectively. The fair value of these 130 securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2018 and 2017.

In conjunction with the adoption of ASU 2016-01, the Corporation recognized a $33 thousand net gain on equity securities during the six months ended June 30, 2018 in other noninterest income and the net unrealized gain on equity securities held at June 30, 2018 was $33 thousand. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At June 30, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$880,961	$45,199	$926,160
Real estate-commercial	1,373,093	270,551	1,643,644
Real estate-construction	204,602	4,284	208,886
Real estate-residential secured for business purpose	267,014	71,698	338,712
Real estate-residential secured for personal purpose	296,734	54,689	351,423
Real estate-home equity secured for personal purpose	175,351	9,909	185,260
Loans to individuals	31,048	143	31,191
Lease financings	133,122	—	133,122
Total loans and leases held for investment, net of deferred income	$3,361,925	$456,473	$3,818,398
Unearned lease income, included in the above table	$(14,700)	$—	$(14,700)
Net deferred costs, included in the above table	4,060	—	4,060
Overdraft deposits included in the above table	98	—	98

	At December 31, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$833,100	$63,111	$896,211
Real estate-commercial	1,235,681	306,460	1,542,141
Real estate-construction	171,244	4,592	175,836
Real estate-residential secured for business purpose	250,800	91,167	341,967
Real estate-residential secured for personal purpose	260,654	60,920	321,574
Real estate-home equity secured for personal purpose	171,884	12,386	184,270
Loans to individuals	28,156	144	28,300
Lease financings	129,768	—	129,768
Total loans and leases held for investment, net of deferred income	$3,081,287	$538,780	$3,620,067
Unearned lease income, included in the above table	$(14,243)	$—	$(14,243)
Net deferred costs, included in the above table	4,669	—	4,669
Overdraft deposits included in the above table	222	—	222
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

The carrying amount of acquired loans at June 30, 2018 totaled $456.5 million, including $368.6 million of loans from the Fox Chase acquisition and $87.9 million from the Valley Green Bank acquisition. At June 30, 2018, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $998 thousand representing $332 thousand from the Fox Chase acquisition and $666 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at June 30, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	At June 30, 2018	At December 31, 2017
Outstanding principal balance	$1,378	$2,325
Carrying amount	998	1,583
Allowance for loan losses	—	—
The following table presents the changes in accretable yield on acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Beginning of period	$11	$50
Reclassification from nonaccretable discount	375	279
Accretable discount amortized to interest income	(386)	(297)
Disposals	—	(4)
End of period	$—	$28

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At June 30, 2018
Commercial, financial and agricultural	$1,777	$141	$2,240	$4,158	$921,735	$267	$926,160	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,543	1,145	1,619	4,307	1,639,131	206	1,643,644	—
Construction	364	—	—	364	208,522	—	208,886	—
Real estate—residential and home equity:
Residential secured for business purpose	1,750	782	1,173	3,705	334,547	460	338,712	—
Residential secured for personal purpose	2,896	88	1,561	4,545	346,813	65	351,423	—
Home equity secured for personal purpose	672	698	1,205	2,575	182,685	—	185,260	—
Loans to individuals	137	49	101	287	30,904	—	31,191	101
Lease financings	1,383	646	1,575	3,604	129,518	—	133,122	49
Total	$10,522	$3,549	$9,474	$23,545	$3,793,855	$998	$3,818,398	$150
At December 31, 2017
Commercial, financial and agricultural	$2,182	$1,440	$1,509	$5,131	$890,658	$422	$896,211	$—
Real estate—commercial real estate and construction:
Commercial real estate	733	548	1,410	2,691	1,539,094	356	1,542,141	—
Construction	1,970	—	365	2,335	173,501	—	175,836	—
Real estate—residential and home equity:
Residential secured for business purpose	1,651	315	1,355	3,321	338,061	585	341,967	162
Residential secured for personal purpose	4,368	1,118	23	5,509	315,845	220	321,574	—
Home equity secured for personal purpose	1,414	333	464	2,211	182,059	—	184,270	148
Loans to individuals	221	139	195	555	27,745	—	28,300	195
Lease financings	1,143	392	1,855	3,390	126,378	—	129,768	256
Total	$13,682	$4,285	$7,176	$25,143	$3,593,341	$1,583	$3,620,067	$761

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2018 and December 31, 2017. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At June 30, 2018				At December 31, 2017
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$4,084	$607	$—	$4,691	$4,448	$921	$—	$5,369
Real estate—commercial real estate and construction:
Commercial real estate	19,584	—	—	19,584	4,285	10,266	—	14,551
Construction	110	—	—	110	365	—	—	365
Real estate—residential and home equity:
Residential secured for business purpose	1,538	183	—	1,721	2,843	206	162	3,211
Residential secured for personal purpose	1,741	—	—	1,741	466	42	—	508
Home equity secured for personal purpose	1,565	—	—	1,565	511	—	148	659
Loans to individuals	—	—	101	101	—	—	195	195
Lease financings	1,526	—	49	1,575	1,599	—	256	1,855
Total	$30,148	$790	$150	$31,088	$14,517	$11,435	$761	$26,713
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.8 million and $2.5 million at June 30, 2018 and December 31, 2017, respectively.

Accruing troubled debt restructuring loans of $11.4 million at December 31, 2017 includes balances of $10.3 million related to one borrower which were classified as troubled debt restructurings as the related loans were granted amortization period extensions. These troubled debt restructured loans were returned to performing status during the first quarter of 2018 as the borrower was in compliance with the modified terms of the restructurings for the required time period. At June 30, 2018, commercial real estate nonaccrual loans and leases includes a $12.0 million loan that was placed on nonaccrual status during the first quarter of 2018. A specific reserve of $650 thousand was recorded for this loan as of June 30, 2018.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2018 and December 31, 2017.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2018
Grade:
1. Cash secured/ 2. Fully secured	$2,846	$—	$24,304	$—	$27,150
3. Strong	13,926	612	—	—	14,538
4. Satisfactory	21,425	25,860	—	268	47,553
5. Acceptable	606,047	1,045,630	74,818	225,971	1,952,466
6. Pre-watch	204,593	249,505	103,970	36,000	594,068
7. Special Mention	23,203	41,286	1,400	984	66,873
8. Substandard	8,921	10,200	110	3,791	23,022
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$880,961	$1,373,093	$204,602	$267,014	$2,725,670
At December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$2,521	$—	$20,420	$—	$22,941
3. Strong	9,206	1,821	—	—	11,027
4. Satisfactory	30,283	26,950	—	274	57,507
5. Acceptable	593,205	960,258	76,899	215,750	1,846,112
6. Pre-watch	179,990	209,844	72,168	29,738	491,740
7. Special Mention	4,027	12,974	1,392	296	18,689
8. Substandard	13,868	23,834	365	4,742	42,809
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$833,100	$1,235,681	$171,244	$250,800	$2,490,825

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2018
Grade:
1. Cash secured/ 2. Fully secured	$—	$—	$—	$—	$—
3. Strong	—	—	—	—	—
4. Satisfactory	—	—	—	—	—
5. Acceptable	42,051	164,915	—	61,566	268,532
6. Pre-watch	1,229	86,041	4,284	8,784	100,338
7. Special Mention	865	4,462	—	—	5,327
8. Substandard	1,054	15,133	—	1,348	17,535
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$45,199	$270,551	$4,284	$71,698	$391,732
December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,120	$—	$—	$—	$1,120
3. Strong	—	—	—	—	—
4. Satisfactory	125	482	—	—	607
5. Acceptable	49,949	183,490	—	73,402	306,841
6. Pre-watch	6,183	98,977	4,592	15,861	125,613
7. Special Mention	1,007	17,028	—	—	18,035
8. Substandard	4,727	6,483	—	1,904	13,114
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$63,111	$306,460	$4,592	$91,167	$465,330
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At June 30, 2018
Performing	$296,127	$174,866	$30,947	$131,547	$633,487
Nonperforming	607	485	101	1,575	2,768
Total	$296,734	$175,351	$31,048	$133,122	$636,255
At December 31, 2017
Performing	$260,589	$171,527	$27,961	$127,913	$587,990
Nonperforming	65	357	195	1,855	2,472
Total	$260,654	$171,884	$28,156	$129,768	$590,462

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At June 30, 2018
Performing	$53,555	$8,829	$143	$—	$62,527
Nonperforming	1,134	1,080	—	—	2,214
Total	$54,689	$9,909	$143	$—	$64,741
At December 31, 2017
Performing	$60,477	$12,084	$144	$—	$72,705
Nonperforming	443	302	—	—	745
Total	$60,920	$12,386	$144	$—	$73,450

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the three and six months ended June 30, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended June 30, 2018
Reserve for loan and lease losses:
Beginning balance	$6,942	$11,178	$1,871	$1,908	$372	$1,079	$60	$23,410
Charge-offs	(13,048)	—	—	—	(79)	(169)	N/A	(13,296)
Recoveries	23	—	7	8	16	75	N/A	129
Provision (recovery of provision)	13,341	1,149	126	578	138	86	(9)	15,409
Ending balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
Three Months Ended June 30, 2017
Reserve for loan and lease losses:
Beginning balance	$7,890	$7,624	$1,345	$1,001	$335	$1,329	$4	$19,528
Charge-offs	(108)	(30)	(1,139)	—	(114)	(327)	N/A	(1,718)
Recoveries	210	—	8	4	46	66	N/A	334
Provision (recovery of provision)	321	874	915	(30)	62	592	33	2,767
Recovery of provision for acquired credit impaired loans	—	—	—	(1)	—	—	—	(1)
Ending balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
Six Months Ended June 30, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(13,649)	(40)	—	—	(171)	(305)	N/A	(14,165)
Recoveries	249	73	258	65	46	109	N/A	800
Provision (recovery of provision)	13,916	2,455	85	674	199	135	(3)	17,461
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
Six Months Ended June 30, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(286)	(30)	(1,181)	(94)	(240)	(584)	N/A	(2,415)
Recoveries	397	3	18	21	81	95	N/A	615
Provision (recovery of provision)	1,165	990	1,518	52	124	1,361	(1)	5,209
Provision for acquired credit impaired loans	—	—	—	2	—	—	—	2
Ending balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
N/A – Not applicable
Charge-offs for the three and six months ended June 30, 2018 include a charge-off of $12.7 million for a commercial loan relationship related to alleged fraudulent activities believed to be perpetrated by one or more employees of the borrower. The Bank owns a participating interest which originally totaled $13.0 million in an approximately $80.0 million commercial lending facility. The charge-off represents the entire principal amount owed to the Bank.

The following presents, by portfolio segment, a summary of the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at June 30, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At June 30, 2018
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$646	$866	$12	$—	$—	$—	N/A	$1,524
Ending balance: collectively evaluated for impairment	6,612	11,420	1,951	2,494	447	1,071	51	24,046
Ending balance: acquired credit impaired loans evaluated for impairment	—	41	41	—	—	—	—	82
Total ending balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$6,238	$21,004	$2,132	$3,306	$—	$1,250		$33,930
Ending balance: collectively evaluated for impairment	874,723	1,554,844	264,882	468,779	31,048	131,872		3,326,148
Loans measured at fair value	—	1,847	—	—	—	—		1,847
Acquired non-credit impaired loans	44,932	274,629	71,238	64,533	143	—		455,475
Acquired credit impaired loans	267	206	460	65	—	—		998
Total ending balance	$926,160	$1,852,530	$338,712	$536,683	$31,191	$133,122		$3,818,398
At June 30, 2017
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$10	$59	$37	$25	$—	$886	N/A	$1,017
Ending balance: collectively evaluated for impairment	8,303	8,409	1,092	949	329	774	37	19,893
Total ending balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$9,794	$20,735	$5,196	$967	$—	$5,021		$41,713
Ending balance: collectively evaluated for impairment	809,693	1,268,132	189,173	394,683	27,442	125,133		2,814,256
Loans measured at fair value	—	2,058	—	—	—	—		2,058
Acquired non-credit impaired loans	85,178	378,413	99,151	82,770	146	—		645,658
Acquired credit impaired loans	502	5,185	583	215	—	—		6,485
Total ending balance	$905,167	$1,674,523	$294,103	$478,635	$27,588	$130,154		$3,510,170
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
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at June 30, 2018 and December 31, 2017. The impaired loans exclude acquired credit impaired loans.

	At June 30, 2018			At December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$4,122	$4,848		$7,019	$8,301
Real estate—commercial real estate	7,489	8,336		15,621	16,507
Real estate—construction	110	113		365	365
Real estate—residential secured for business purpose	1,926	2,062		3,430	4,620
Real estate—residential secured for personal purpose	1,741	1,784		508	566
Real estate—home equity secured for personal purpose	1,565	1,595		511	523
Total impaired loans with no related reserve recorded	$16,953	$18,738		$27,454	$30,882
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$2,116	$2,180	$646	$60	$60	$31
Real estate—commercial real estate	13,405	13,645	866	933	933	99
Real estate—residential secured for business purpose	206	272	12	35	37	1
Total impaired loans with a reserve recorded	$15,727	$16,097	$1,524	$1,028	$1,030	$131

Total impaired loans:
Commercial, financial and agricultural	$6,238	$7,028	$646	$7,079	$8,361	$31
Real estate—commercial real estate	20,894	21,981	866	16,554	17,440	99
Real estate—construction	110	113	—	365	365	—
Real estate—residential secured for business purpose	2,132	2,334	12	3,465	4,657	1
Real estate—residential secured for personal purpose	1,741	1,784	—	508	566	—
Real estate—home equity secured for personal purpose	1,565	1,595	—	511	523	—
Total impaired loans	$32,680	$34,835	$1,524	$28,482	$31,912	$131
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $3.3 million and $4.1 million at June 30, 2018 and December 31, 2017, respectively. Specific reserves on other accruing impaired loans were $25 thousand and $99 thousand at June 30, 2018 and December 31, 2017, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$6,394	$32	$134	$11,470	$64	$86
Real estate—commercial real estate	22,914	18	265	20,777	184	81
Real estate—construction	56	—	3	274	—	10
Real estate—residential secured for business purpose	1,966	5	23	4,184	21	61
Real estate—residential secured for personal purpose	889	2	33	699	1	15
Real estate—home equity secured for personal purpose	1,033	—	31	354	—	5
Total	$33,252	$57	$489	$37,758	$270	$258

*
Includes interest income recognized on a cash basis for nonaccrual loans of $2 thousand and $3 thousand for the three months ended June 30, 2018 and 2017, respectively, and interest income recognized on the accrual method for accruing impaired loans of $55 thousand and $267 thousand for the three months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$7,090	$72	$211	$11,506	$110	$171
Real estate—commercial real estate	20,105	190	552	22,464	417	154
Real estate—construction	137	—	5	156	—	10
Real estate—residential secured for business purpose	2,107	10	47	4,302	37	105
Real estate—residential secured for personal purpose	720	3	44	636	1	23
Real estate—home equity secured for personal purpose	819	—	39	431	—	10
Total	$30,978	$275	$898	$39,495	$565	$473

*
Includes interest income recognized on a cash basis for nonaccrual loans of $8 thousand and $4 thousand for the six months ended June 30, 2018 and 2017, respectively, and interest income recognized on the accrual method for accruing impaired loans of $267 thousand and $561 thousand for the six months ended June 30, 2018 and 2017, respectively.

Impaired Leases
The Corporation had impaired leases of $1.3 million at June 30, 2018 and December 31, 2017 with no related reserves. See discussion in Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	$—	3	$9,206	$9,206	$—
Total	—	$—	$—	$—	3	$9,206	$9,206	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	$—	1	$328	$328	$—
Real estate—residential secured for personal purpose	1	66	66	—	—	—	—	—
Total	1	$66	$66	$—	1	$328	$328	$—

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	$—	3	$9,206	$9,206	$—
Total	—	$—	$—	$—	3	$9,206	$9,206	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	$—	1	$328	$328	$—
Real estate—residential secured for personal purpose	1	66	66	—	—	—	—	—
Total	1	$66	$66	$—	1	$328	$328	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2018 and 2017.

	Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended June 30, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$66	1	$66
Total	—	$—	1	$66	1	$66
Three Months Ended June 30, 2017
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	3	$9,206	3	$9,206
Total	—	$—	3	$9,206	3	$9,206
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$328	—	$—	1	$328
Total	1	$328	—	$—	1	$328
Six Months Ended June 30, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$66	1	$66
Total	—	$—	1	$66	1	$66
Six Months Ended June 30, 2017
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	3	$9,206	3	$9,206
Total	—	$—	3	$9,206	3	$9,206
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$328	—	$—	1	$328
Total	1	$328	—	$—	1	$328
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	1	$953	—	$—
Total	—	$—	—	$—	1	$953	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	At June 30, 2018	At December 31, 2017
Real estate-residential secured for personal purpose	$—	$31
Real estate-home equity secured for personal purpose	812	—
Total	$812	$31

The following presents foreclosed residential real estate property included in other real estate owned at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	At June 30, 2018	At December 31, 2017
Foreclosed residential real estate	$440	$80
Note 5. Goodwill and Other Intangible Assets
The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2018 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2017	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2018	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2018			At December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$710	$—	$710	$580	$130
Core deposit intangibles	6,788	2,663	4,125	6,788	2,135	4,653
Customer related intangibles	12,381	10,347	2,034	12,381	9,828	2,553
Servicing rights	16,543	9,893	6,650	15,855	9,282	6,573
Total amortized intangible assets	$36,422	$23,613	$12,809	$35,734	$21,825	$13,909
The estimated aggregate amortization expense for core deposit and customer related intangibles for the remainder of 2018 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$937
2019		1,565
2020		1,200
2021		923
2022		666
Thereafter		868

The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $11.6 million at June 30, 2018 and $10.0 million at December 31, 2017. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at June 30, 2018 and December 31, 2017. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $22 thousand and $21 thousand at June 30, 2018 and December 31, 2017, respectively.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning of period	$6,605	$6,502	$6,573	$6,485
Servicing rights capitalized	350	387	687	730
Amortization of servicing rights	(305)	(341)	(610)	(667)
End of period	$6,650	$6,548	$6,650	$6,548
Residential mortgage and SBA loans serviced for others	$1,019,233	$984,846	$1,019,233	$984,846
The estimated amortization expense of servicing rights for the remainder of 2018 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$863
2019		769
2020		680
2021		601
2022		530
Thereafter		3,207
Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2018 and December 31, 2017 consist of the following:

	At June 30, 2018		At December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,055,479	—%	$1,040,026
Demand deposits	0.57	1,163,451	0.43	1,109,438
Savings deposits	0.34	807,461	0.26	830,706
Time deposits	1.46	594,395	1.12	574,749
Total	0.50%	$3,620,786	0.38%	$3,554,919
The aggregate amount of time deposits in denominations of $100 thousand or more was $208.9 million at June 30, 2018 and $250.0 million at December 31, 2017. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $65.8 million at June 30, 2018 and $118.4 million at December 31, 2017.

At June 30, 2018, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$154,611
2019		233,501
2020		99,450
2021		26,170
2022		32,233
Thereafter		48,430
Total		$594,395
Note 7. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$138,530	2.10%	$30,225	1.54%
Federal funds purchased	65,000	2.03	55,000	1.56
Customer repurchase agreements	28,323	0.05	20,206	0.05

Long-term debt:
FHLB advances	$125,005	1.73%	$125,036	1.73%
Security repurchase agreements	30,551	2.04	30,792	1.52

Subordinated notes	$94,453	5.34%	$94,331	5.35%
The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.5 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At June 30, 2018 and December 31, 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $178.9 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $367.0 million at June 30, 2018 and December 31, 2017. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $69.4 million and $52.0 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At June 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2018	Weighted Average Rate
Remainder of 2018	$10,005	0.70%
2019	10,000	1.35
2020	40,000	1.70
2021	55,000	1.94
2022	10,000	2.09
Thereafter	—	—
Total	$125,005	1.73%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of June 30, 2018	Weighted Average Rate
Remainder of 2018	$10,085	1.46%
2019	10,190	2.33
2020	10,276	2.33
2021	—	—
2022	—	—
Thereafter	—	—
Total	$30,551	2.04%
Long-term debt under security repurchase agreements totaling $25.5 million are variable based on the one-month LIBOR rate plus a spread. One borrowing for $5.0 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended June 30,
	2018	2017	2018	2017
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$140	$124	$22	$12
Interest cost	439	487	23	30
Expected return on plan assets	(795)	(748)	—	—
Amortization of net actuarial loss	281	289	1	10
Accretion of prior service cost	(71)	(71)	—	—
Net periodic benefit (income) cost	$(6)	$81	$46	$52

	Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$280	$275	$44	$24
Interest cost	880	952	46	59
Expected return on plan assets	(1,591)	(1,501)	—	—
Amortization of net actuarial loss	561	577	2	21
Accretion of prior service cost	(142)	(141)	—	—
Net periodic benefit (income) cost	$(12)	$162	$92	$104

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation made a contribution of $3.0 million to its qualified retirement plan on July 5, 2018. The Corporation previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to make contributions of $158 thousand to its non-qualified retirement plans and $80 thousand to its other postretirement benefit plans in 2018. During the six months ended June 30, 2018, the Corporation contributed $80 thousand to its non-qualified retirement plans and $53 thousand to its other postretirement plans. During the six months ended June 30, 2018, $1.3 million was paid to participants from the retirement plans and $53 thousand was paid to participants from the other postretirement plans.
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
The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2018:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2018
Outstanding at December 31, 2017	512,735	$21.90
Granted	193,778	28.50
Expired	—	—
Forfeited	(12,537)	25.48
Exercised	(36,990)	19.21
Outstanding at June 30, 2018	656,986	23.93	7.7	$2,648
Exercisable at June 30, 2018	279,627	20.26	6.0	2,063
The following is a summary of nonvested stock options at June 30, 2018 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2017	352,142	$6.47
Granted	193,778	6.46
Vested	(156,024)	6.45
Forfeited	(12,537)	6.48
Nonvested stock options at June 30, 2018	377,359	6.48

The following aggregated assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
	Actual
Expected option life in years	6.6	6.9
Risk free interest rate	2.80%	2.30%
Expected dividend yield	2.81%	2.84%
Expected volatility	27.15%	29.75%
Fair value of options	$6.46	$6.72
The following is a summary of nonvested restricted stock awards at June 30, 2018 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2017	229,026	$21.93
Granted	59,953	28.39
Vested	(43,200)	18.59
Forfeited	(22,938)	20.80
Nonvested share awards at June 30, 2018	222,841	24.44
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

	Six months ended June 30,
(Dollars in thousands, except per share data)	2018	2017
Shares granted	59,953	61,823
Weighted average grant date fair value	$28.39	$28.08
Intrinsic value of awards vested	$1,193	$1,367
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at June 30, 2018 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$1,935	2.1
Restricted stock awards	2,566	2.0
	$4,501	2.0
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2018	2017
Stock-based compensation expense:
Stock options	$515	$454
Restricted stock awards	1,204	1,254
Employee stock purchase plan	34	32
Total	$1,753	$1,740
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$413	$828

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(6,525)	310	333	(5,882)
Balance, June 30, 2018	$(11,987)	$321	$(16,341)	$(28,007)

Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)
Net Change	1,961	14	297	2,272
Balance, June 30, 2017	$(3,027)	$(127)	$(14,028)	$(17,182)
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
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap. At June 30, 2018, there is no gain or loss recorded in accumulated other comprehensive loss that is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2018. At June 30, 2018, the notional amount of the interest rate swap was $17.5 million, with a positive fair value of $407 thousand.
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
The Corporation has an interest rate swap with a current notional amount of $471 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with

FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
Credit Derivatives
The Corporation has agreements with third-party financial institutions whereby the third-party financial institution enters into interest rate derivative contracts with loan customers referred to them by the Corporation. By the terms of the agreements, the third-party financial institution has recourse to the Corporation for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are a customary arrangement that allows the Corporation to provide access to interest rate transactions for customers without creating the swap. The Corporation records the fair value of credit derivatives in other liabilities on the consolidated balance sheets. The Corporation recognizes changes in the fair value of credit derivatives, net of any fees received, in other noninterest income in the consolidated statements of income.
At June 30, 2018, the Corporation has fifteen variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $75.7 million, and remaining maturities ranging from one to 10 years. At June 30, 2018, the fair value of the swaps to the customers was a liability of $37 thousand and all swaps were in paying positions to the third-party financial institution.
The maximum potential payments by the Corporation to the third-party financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and the agreement does not provide for a limitation of the maximum potential payment amount.
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
Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2018 and December 31, 2017. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2018
Interest rate swap - cash flow hedge	$17,460	Other assets	$407		$—
Interest rate swap - fair value hedge	1,367	Other assets	15		—
Total	$18,827		$422		$—
At December 31, 2017
Interest rate swap - cash flow hedge	$17,836	Other assets	$13		$—
Interest rate swap - fair value hedge	1,388		—	Other liabilities	12
Total	$19,224		$13		$12

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2018 and December 31, 2017:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2018
Interest rate swap	$471		$—	Other liabilities	$25
Credit derivatives	75,734		—	Other liabilities	37
Interest rate locks with customers	29,737	Other assets	632		—
Forward loan sale commitments	31,469		—	Other liabilities	91
Total	$137,411		$632		$153
At December 31, 2017
Interest rate swap	$523		$—	Other liabilities	$38
Credit derivatives	75,622		—	Other liabilities	36
Interest rate locks with customers	27,411	Other assets	527		—
Forward loan sale commitments	29,037	Other assets	61		—
Total	$132,593		$588		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2018	2017	2018	2017
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$6	$36	$26	$107
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	2	2	2	5
Net loss		$(4)	$(34)	$(24)	$(102)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2018	2017	2018	2017
Credit derivatives	Other noninterest income	$34	$53	$38	$124
Interest rate locks with customers	Net gain on mortgage banking activities	237	155	105	562
Forward loan sale commitments	Net loss on mortgage banking activities	(104)	162	(153)	(92)
Total		$167	$370	$(10)	$594

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2018	At December 31, 2017
Interest rate swap—cash flow hedge	Fair value, net of taxes	$321	$9
Total		$321	$9

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2018.

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
Two commercial loans associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $15 thousand at June 30, 2018.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, classified using the fair value hierarchy:

	At June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$15,339	$—	$15,339
State and political subdivisions	—	69,910	—	69,910
Residential mortgage-backed securities	—	165,609	—	165,609
Collateralized mortgage obligations	—	3,171	—	3,171
Corporate bonds	—	67,389	26,386	93,775
Total available-for-sale securities	—	321,418	26,386	347,804
Equity securities:
Equity securities - financial services industry	1,109	—	—	1,109
Money market mutual funds	1,563	—	—	1,563
Total equity securities	2,672	—	—	2,672
Loans*	—	—	1,847	1,847
Interest rate swaps*	—	422	—	422
Interest rate locks with customers*	—	632	—	632
Total assets	$2,672	$322,472	$28,233	$353,377
Liabilities:
Contingent consideration liability	$—	$—	$300	$300
Interest rate swaps*	—	25	—	25
Credit derivatives*	—	—	37	37
Forward loan sale commitments*	—	91	—	91
Total liabilities	$—	$116	$337	$453

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$16,961	$—	$16,961
State and political subdivisions	—	78,297	—	78,297
Residential mortgage-backed securities	—	185,421	—	185,421
Collateralized mortgage obligations	—	3,602	—	3,602
Corporate bonds	—	79,190	27,986	107,176
Total available-for-sale securities	—	363,471	27,986	391,457
Equity securities:
Equity securities - financial services industry	1,076	—	—	1,076
Money market mutual funds	5,985	—	—	5,985
Total equity securities	7,061	—	—	7,061
Loans*	—	—	1,958	1,958
Interest rate swap*	—	13	—	13
Interest rate locks with customers*	—	527	—	527
Forward loan sale commitments*	—	61	—	61
Total assets	$7,061	$364,072	$29,944	$401,077
Liabilities:
Contingent consideration liability	$—	$—	$339	$339
Interest rate swaps*	—	50	—	50
Credit derivatives*	—	—	36	36
Total liabilities	$—	$50	$375	$425
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at June 30, 2018
Corporate bonds	$27,986	$—	$—		$—	$(1,600)	$26,386
Loans	1,958	—	—	(73)	—	(38)	1,847
Credit derivatives	(36)	(40)	—	—	—	39	(37)
Net total	$29,908	$(40)	$—	$(73)	$—	$(1,599)	$28,196

	Six Months Ended June 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at June 30, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(391)	$28,387
Loans	$2,138	$—	$—	$(67)	$—	$(13)	$2,058
Credit derivatives	(9)	(272)	—	—	—	124	(157)
Net total	$30,907	$(272)	$—	$(67)	$—	$(280)	$30,288

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2018
Girard Partners	$339	$—	$67	$28	$300
Total contingent consideration liability	$339	$—	$67	$28	$300

	Six Months Ended June 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2017
Sterner Insurance Associates	$331	$—	$—	$(303)	$28
Girard Partners	5,668	$—	5,317	28	379
Total contingent consideration liability	$5,999	$—	$5,317	$(275)	$407
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

	At June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$31,156	$31,156
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,742	1,742
Total	$—	$—	$34,148	$34,148

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$28,351	$28,351
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,843	1,843
Total	$—	$—	$31,444	$31,444

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2018 and December 31, 2017. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$72,943	$—	$—	$72,943	$72,943
Held-to-maturity securities	—	94,642	—	94,642	96,457
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	32,768
Loans held for sale	—	1,815	—	1,815	1,778
Net loans and leases held for investment	—	—	3,742,808	3,742,808	3,758,493
Servicing rights	—	—	11,619	11,619	6,650
Total assets	$72,943	$96,457	$3,754,427	$3,923,827	$3,969,089
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,026,391	$—	$—	$3,026,391	$3,026,391
Time deposits	—	597,146	—	597,146	594,395
Total deposits	3,026,391	597,146	—	3,623,537	3,620,786
Short-term borrowings	—	231,853	—	231,853	231,853
Long-term debt	—	156,868	—	156,868	155,556
Subordinated notes	—	96,538	—	96,538	94,453
Total liabilities	$3,026,391	$1,082,405	$—	$4,108,796	$4,102,648
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,469)	$—	$(2,469)	$—

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$75,409	$—	$—	$75,409	$75,409
Held-to-maturity securities	—	55,320	—	55,320	55,564
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	27,204
Loans held for sale	—	1,676	—	1,676	1,642
Net loans and leases held for investment	—	—	3,547,451	3,547,451	3,566,953
Servicing rights	—	—	10,046	10,046	6,573
Total assets	$75,409	$56,996	$3,557,497	$3,689,902	$3,733,345
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,980,170	$—	$—	$2,980,170	$2,980,170
Time deposits	—	574,737	—	574,737	574,749
Total deposits	2,980,170	574,737	—	3,554,907	3,554,919
Short-term borrowings	—	105,431	—	105,431	105,431
Long-term debt	—	156,834	—	156,834	155,828
Subordinated notes	—	98,075	—	98,075	94,331
Total liabilities	$2,980,170	$935,077	$—	$3,915,247	$3,910,509
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,414)	$—	$(2,414)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at June 30, 2018 and December 31, 2017.
Loans and leases held for investment: As of June 30, 2018, the fair values for loans and leases held for investment are estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers, adjusted as appropriate to consider credit, liquidity and marketability factors to arrive at a fair value that represents the Corporation's exit price at which these instruments would be sold or transferred. As of December 31, 2017, the fair values for loans and leases held for investment were estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and include components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment was made for specific credit risks in addition to general portfolio risk and is significant to the valuation. Loans and leases are classified within Level 3 in the fair value hierarchy.
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2018, impaired loans held for investment had a carrying amount of $32.7 million with a valuation allowance of $1.5 million. At December 31, 2017, impaired loans held for investment had a carrying amount of $28.5 million with a valuation allowance of $131 thousand. The Corporation had impaired leases of $1.3 million with no reserve at June 30, 2018 and December 31, 2017.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on SBA loans. At June 30, 2018 and December 31, 2017, servicing rights had a carrying amount of $6.7 million and $6.6 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2018, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported as the lower of the original cost and the current the fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During the six months ended June 30, 2018, two properties had write-downs totaling $503 thousand and two properties were transferred into OREO with a fair value of $402 thousand. At June 30, 2018 and December 31, 2017, OREO had a carrying amount of $1.7 million and $1.8 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 13. Segment Reporting
At June 30, 2018, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2018	At December 31, 2017	At June 30, 2017
Banking	$4,656,201	$4,466,301	$4,366,362
Wealth Management	37,227	34,600	32,806
Insurance	29,295	27,846	25,241
Other	26,458	26,115	29,118
Consolidated assets	$4,749,181	$4,554,862	$4,453,527

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$46,444	$8	$—	$8	$46,460
Interest expense	6,209	—	—	1,261	7,470
Net interest income	40,235	8	—	(1,253)	38,990
Provision for loan and lease losses	15,409	—	—	—	15,409
Noninterest income	5,461	5,862	3,904	87	15,314
Intangible expenses	329	137	128	—	594
Other noninterest expense	26,723	3,628	3,093	309	33,753
Intersegment (revenue) expense*	(295)	156	139	—	—
Income (expense) before income taxes	3,530	1,949	544	(1,475)	4,548
Income tax (benefit) expense	(162)	597	163	(407)	191
Net income (loss)	$3,692	$1,352	$381	$(1,068)	$4,357
Capital expenditures	$820	$40	$2	$10	$872

	Three Months Ended
	June 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$40,022	$1	$—	$7	$40,030
Interest expense	3,469	—	—	1,261	4,730
Net interest income	36,553	1	—	(1,254)	35,300
Provision for loan and lease losses	2,766	—	—	—	2,766
Noninterest income	6,790	5,399	3,746	74	16,009
Intangible expenses	398	168	(120)	—	446
Other noninterest expense	24,160	3,512	2,846	1,584	32,102
Intersegment (revenue) expense*	(264)	146	118	—	—
Income (expense) before income taxes	16,283	1,574	902	(2,764)	15,995
Income tax expense (benefit)	4,193	639	379	(994)	4,217
Net income (loss)	$12,090	$935	$523	$(1,770)	$11,778
Capital expenditures	$2,019	$11	$192	$34	$2,256

	Six Months Ended
	June 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$89,966	$13	$—	$15	$89,994
Interest expense	11,210	—	—	2,522	13,732
Net interest income	78,756	13	—	(2,507)	76,262
Provision for loan and lease losses	17,462	—	—	—	17,462
Noninterest income	10,250	11,602	8,990	54	30,896
Intangible expenses	658	279	269	—	1,206
Restructuring charges	571	—	—	—	571
Other noninterest expense	54,384	7,286	6,338	(313)	67,695
Intersegment (revenue) expense*	(586)	309	277	—	—
Income (expense) before income taxes	16,517	3,741	2,106	(2,140)	20,224
Income tax expense (benefit)	1,836	1,142	619	(580)	3,017
Net income (loss)	$14,681	$2,599	$1,487	$(1,560)	$17,207
Capital expenditures	$1,790	$89	$9	$65	$1,953

	Six Months Ended
	June 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$78,414	$2	$—	$10	$78,426
Interest expense	6,321	—	—	2,522	8,843
Net interest income	72,093	2	—	(2,512)	69,583
Provision for loan and lease losses	5,211	—	—	—	5,211
Noninterest income	11,952	10,537	8,293	197	30,979
Intangible expenses	794	338	73	—	1,205
Other noninterest expense	49,216	6,932	5,915	1,310	63,373
Intersegment (revenue) expense*	(528)	292	236	—	—
Income (expense) before income taxes	29,352	2,977	2,069	(3,625)	30,773
Income tax expense (benefit)	7,721	1,164	871	(1,617)	8,139
Net income (loss)	$21,631	$1,813	$1,198	$(2,008)	$22,634
Capital expenditures	$6,339	$22	$199	$84	$6,644
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

The following tables disaggregate the Corporation's revenue by major source for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$40,235	$8	$—	$(1,253)	$38,990

Noninterest income:
Trust fee income	—	2,044	—	—	2,044
Service charges on deposit accounts	1,335	—	—	—	1,335
Investment advisory commission and fee income	—	3,778	—	—	3,778
Insurance commission and fee income	—	—	3,712	—	3,712
Other service fee income (2)	2,198	41	192	—	2,431
Bank owned life insurance income (1)	1,161	—	—	49	1,210
Net gain on mortgage banking activities (1)	942	—	—	—	942
Other (loss) income (2)	(175)	(1)	—	38	(138)
Total noninterest income	$5,461	$5,862	$3,904	$87	$15,314

	Three Months Ended
	June 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$36,553	$1	$—	$(1,254)	$35,300

Noninterest income:
Trust fee income	—	2,016	—	—	2,016
Service charges on deposit accounts	1,313	—	—	—	1,313
Investment advisory commission and fee income	—	3,333	—	—	3,333
Insurance commission and fee income	—	—	3,628	—	3,628
Other service fee income (2)	2,077	50	118	—	2,245
Bank owned life insurance income (1)	1,549	—	—	73	1,622
Net gain on sales of investment securities (1)	20	—	—	1	21
Net gain on mortgage banking activities (1)	1,537	—	—	—	1,537
Other income (2)	294	—	—	—	294
Total noninterest income	$6,790	$5,399	$3,746	$74	$16,009

	Six Months Ended
	June 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$78,756	$13	$—	$(2,507)	$76,262

Noninterest income:
Trust fee income	—	4,040	—	—	4,040
Service charges on deposit accounts	2,662	—	—	—	2,662
Investment advisory commission and fee income	—	7,461	—	—	7,461
Insurance commission and fee income	—	—	8,600	—	8,600
Other service fee income (2)	4,107	101	392	—	4,600
Bank owned life insurance income (1)	1,859	—	—	20	1,879
Net gain on sales of investment securities (1)	10	—	—	—	10
Net gain on mortgage banking activities (1)	1,658	—	—	—	1,658
Other (loss) income (2)	(46)	—	(2)	34	(14)
Total noninterest income	$10,250	$11,602	$8,990	$54	$30,896

	Six Months Ended
	June 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$72,093	$2	$—	$(2,512)	$69,583

Noninterest income:
Trust fee income	—	3,923	—	—	3,923
Service charges on deposit accounts	2,556	—	—	—	2,556
Investment advisory commission and fee income	—	6,514	—	—	6,514
Insurance commission and fee income	—	—	8,038	—	8,038
Other service fee income (2)	3,878	100	254	—	4,232
Bank owned life insurance income (1)	2,211	—	—	194	2,405
Net gain on sales of investment securities (1)	33	—	—	3	36
Net gain on mortgage banking activities (1)	2,650	—	—	—	2,650
Other income (2)	624	—	1	—	625
Total noninterest income	$11,952	$10,537	$8,293	$197	$30,979

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
A roll-forward of the remaining accrued restructuring expense for the six months ended June 30, 2018 is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2018	$—	$—	$23	$23
Restructuring charges	366	48	157	571
Payments	(197)	—	(22)	(219)
Non-cash settlement	—	(48)	—	(48)
Accrued at June 30, 2018	$169	$—	$158	$327
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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net income	$4,357	$11,778	$(7,421)	(63.0)%	$17,207	$22,634	$(5,427)	(24.0)%
Net income per share:
Basic	$0.15	$0.44	$(0.29)	(65.9)	$0.59	$0.85	$(0.26)	(30.6)
Diluted	0.15	0.44	(0.29)	(65.9)	0.58	0.85	(0.27)	(31.8)
Return on average assets	0.37%	1.09%	(72 BP)	(66.1)	0.75%	1.07%	(32 BP)	(29.9)
Return on average equity	2.86	9.13	(627 BP)	(68.7)	5.70	8.89	(319 BP)	(35.9)

The Corporation reported net income of $4.4 million, or $0.15 diluted earnings per share, for the three months ended June 30, 2018, compared to net income of $11.8 million, or $0.44 diluted earnings per share, for the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 was $17.2 million, or $0.58 diluted earnings per share, compared to net income of $22.6 million, or $0.85 diluted earnings per share, for the six months ended June 30, 2017.

The financial results for the three and six months ended June 30, 2018 included a charge to the provision for loan and lease losses of $12.7 million, which represented $0.34 of diluted earnings per share in each period, related to alleged fraudulent activities believed to be perpetrated by one or more employees of a borrower. The Bank owns a participating interest which originally totaled $13.0 million in an approximately $80.0 million commercial lending facility. The $12.7 million represents the entire principal amount owed to the Bank and this amount was fully charged-off as of June 30, 2018.

In addition, the financial results for the three and six months ended June 30, 2018 included tax-free bank owned life insurance ("BOLI") death benefit claims of $446 thousand, which represented $0.02 diluted earnings per share in each period. The financial results for the three and six months ended June 30, 2017 included a tax-free BOLI death benefit claim of $889 thousand, which represented $0.03 diluted earnings per share in each period. The six months ended June 30, 2018 included restructuring costs related to financial center closures of $451 thousand, net of tax, or $0.02 of diluted earnings per share, recognized in the first quarter of 2018. There were no restructuring costs during the six months ended June 30, 2017.

The financial results for the three and six months ended June 30, 2018 also included a reduction in the Corporation's statutory federal income tax rate from 35% to 21% effective January 1, 2018 in accordance with the Tax Cuts and Jobs Act of 2017 (“TCJA”).

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income and interest expense and the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2018 and 2017. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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
The statutory federal tax rate utilized in the respective tables and analyses was 21% for the three and six months ended June 30, 2018 and was 35% for the three and six months ended June 30, 2017.
Three and six months ended June 30, 2018 versus 2017
Reported net interest income for the three months ended June 30, 2018 was $39.0 million, an increase of $3.7 million, or 10.5%, compared to the three months ended June 30, 2017. Net interest income on a tax-equivalent basis for the three months ended June 30, 2018 was $39.7 million, an increase of $2.9 million, or 8.0%, compared to the three months ended June 30, 2017. Reported net interest income for the six months ended June 30, 2018 was $76.3 million, an increase of $6.7 million, or 9.6%, compared to the same period in 2017. Net interest income on a tax-equivalent basis for the six months ended June 30, 2018 was $77.6 million, an increase of $5.2 million, or 7.2%, compared to the same period in 2017.
The increase in reported and tax-equivalent net interest income for the first six months of 2018 compared to the first six months of 2017 was primarily due to the growth in average loans of 10.0% and interest free funding through a combination of growth in average noninterest-bearing deposits of 9.7% and average equity of 18.6%.
The net interest margin on a tax-equivalent basis for the second quarter of 2018 was 3.73%, compared to 3.76% for the second quarter of 2017. The net interest margin on a tax-equivalent basis for the first six months of 2018 was 3.72%, compared to 3.78% for the first six months of 2017. The favorable impact of purchase accounting accretion was three basis points ($349 thousand) for the three months ended June 30, 2018, compared to eight basis points ($742 thousand) for the three months ended June 30, 2017. The favorable impact of purchase accounting accretion was two basis points ($494 thousand) for the six months ended June 30, 2018, compared to eight basis points ($1.5 million) for the six months ended June 30, 2017.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$37,254	$148	1.59%	$17,951	$39	0.87%
U.S. government obligations	23,183	91	1.57	33,453	113	1.35
Obligations of states and political subdivisions	71,092	603	3.40	83,356	886	4.26
Other debt and equity securities	356,100	2,177	2.45	351,792	1,720	1.96
Federal funds sold and other earning assets	32,788	509	6.23	29,860	396	5.32
Total interest-earning deposits, investments, federal funds sold and other earning assets	520,417	3,528	2.72	516,412	3,154	2.45
Commercial, financial and agricultural loans	810,610	9,750	4.82	761,544	8,172	4.30
Real estate—commercial and construction loans	1,661,198	19,044	4.60	1,501,258	16,629	4.44
Real estate—residential loans	853,769	10,046	4.72	750,149	8,479	4.53
Loans to individuals	28,985	444	6.14	27,850	406	5.85
Municipal loans and leases	313,181	2,961	3.79	283,129	3,185	4.51
Lease financings	75,452	1,353	7.19	77,395	1,416	7.34
Gross loans and leases	3,743,195	43,598	4.67	3,401,325	38,287	4.51
Total interest-earning assets	4,263,612	47,126	4.43	3,917,737	41,441	4.24
Cash and due from banks	45,158			43,804
Reserve for loan and lease losses	(23,914)			(20,474)
Premises and equipment, net	61,234			65,690
Other assets	336,737			326,932
Total assets	$4,682,827			$4,333,689
Liabilities:
Interest-bearing checking deposits	$463,156	383	0.33	$445,830	118	0.11
Money market savings	694,734	1,758	1.01	560,350	694	0.50
Regular savings	803,586	582	0.29	835,495	446	0.21
Time deposits	553,579	1,819	1.32	547,115	1,203	0.88
Total time and interest-bearing deposits	2,515,055	4,542	0.72	2,388,790	2,461	0.41
Short-term borrowings	217,327	958	1.77	139,146	325	0.94
Long-term debt	155,628	709	1.83	200,207	683	1.37
Subordinated notes	94,420	1,261	5.36	94,176	1,261	5.37
Total borrowings	467,375	2,928	2.51	433,529	2,269	2.10
Total interest-bearing liabilities	2,982,430	7,470	1.00	2,822,319	4,730	0.67
Noninterest-bearing deposits	1,048,901			957,619
Accrued expenses and other liabilities	39,829			36,054
Total liabilities	4,071,160			3,815,992
Shareholders’ Equity:
Common stock	157,784			144,559
Additional paid-in capital	290,517			230,683
Retained earnings and other equity	163,366			142,455
Total shareholders’ equity	611,667			517,697
Total liabilities and shareholders’ equity	$4,682,827			$4,333,689
Net interest income		$39,656			$36,711
Net interest spread			3.43			3.57
Effect of net interest-free funding sources			0.30			0.19
Net interest margin			3.73%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities	142.96%			138.81%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended June 30, 2018 and 2017 have been calculated using the
Corporation’s federal applicable rate of 21% and 35%, respectively.

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$28,269	$224	1.60%	$13,297	$55	0.83%
U.S. government obligations	23,550	185	1.58	33,744	219	1.31
Obligations of states and political subdivisions	72,814	1,196	3.31	84,598	1,808	4.31
Other debt and equity securities	357,766	4,272	2.41	351,104	3,302	1.90
Federal funds sold and other earning assets	30,933	1,013	6.60	27,896	754	5.45
Total interest-earning deposits, investments, federal funds sold and other earning assets	513,332	6,890	2.71	510,639	6,138	2.42
Commercial, financial and agricultural loans	796,483	18,650	4.72	741,409	16,013	4.36
Real estate—commercial and construction loans	1,630,964	36,662	4.53	1,480,757	32,369	4.41
Real estate—residential loans	845,677	19,721	4.70	744,213	16,715	4.53
Loans to individuals	28,475	857	6.07	28,707	806	5.66
Municipal loans and leases	312,470	5,853	3.78	281,264	6,305	4.52
Lease financings	75,083	2,697	7.24	78,011	2,899	7.49
Gross loans and leases	3,689,152	84,440	4.62	3,354,361	75,107	4.52
Total interest-earning assets	4,202,484	91,330	4.38	3,865,000	81,245	4.24
Cash and due from banks	43,839			42,878
Reserve for loan and lease losses	(22,973)			(19,344)
Premises and equipment, net	61,485			65,102
Other assets	334,879			328,707
Total assets	$4,619,714			$4,282,343
Liabilities:
Interest-bearing checking deposits	$444,197	675	0.31	$436,155	223	0.10
Money market savings	676,651	3,101	0.92	546,083	1,257	0.46
Regular savings	818,895	1,139	0.28	821,725	795	0.20
Time deposits	547,562	3,318	1.22	569,341	2,377	0.84
Total time and interest-bearing deposits	2,487,305	8,233	0.67	2,373,304	4,652	0.40
Short-term borrowings	196,690	1,603	1.64	144,620	587	0.82
Long-term debt	155,697	1,374	1.78	174,263	1,082	1.25
Subordinated notes	94,390	2,522	5.39	94,146	2,522	5.40
Total borrowings	446,777	5,499	2.48	413,029	4,191	2.05
Total interest-bearing liabilities	2,934,082	13,732	0.94	2,786,333	8,843	0.64
Noninterest-bearing deposits	1,036,916			945,198
Accrued expenses and other liabilities	39,881			37,413
Total liabilities	4,010,879			3,768,944
Shareholders’ Equity:
Common stock	157,784			144,559
Additional paid-in capital	290,363			230,395
Retained earnings and other equity	160,688			138,445
Total shareholders’ equity	608,835			513,399
Total liabilities and shareholders’ equity	$4,619,714			$4,282,343
Net interest income		$77,598			$72,402
Net interest spread			3.44			3.60
Effect of net interest-free funding sources			0.28			0.18
Net interest margin			3.72%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities	143.23%			138.71%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the six months ended June 30, 2018 and 2017 have been calculated using the
Corporation’s federal applicable rate of 21% and 35%, respectively.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2018 Versus 2017			June 30, 2018 Versus 2017
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$62	$47	$109	$93	$76	$169
U.S. government obligations	(38)	16	(22)	(74)	40	(34)
Obligations of states and political subdivisions	(119)	(164)	(283)	(230)	(382)	(612)
Other debt and equity securities	21	436	457	64	906	970
Federal funds sold and other earning assets	41	72	113	88	171	259
Interest on deposits, investments, federal funds sold and other earning assets	(33)	407	374	(59)	811	752
Commercial, financial and agricultural loans	549	1,029	1,578	1,249	1,388	2,637
Real estate—commercial and construction loans	1,804	611	2,415	3,385	908	4,293
Real estate—residential loans	1,202	365	1,567	2,357	649	3,006
Loans to individuals	17	21	38	(7)	58	51
Municipal loans and leases	316	(540)	(224)	651	(1,103)	(452)
Lease financings	(35)	(28)	(63)	(107)	(95)	(202)
Interest and fees on loans and leases	3,853	1,458	5,311	7,528	1,805	9,333
Total interest income	3,820	1,865	5,685	7,469	2,616	10,085
Interest expense:
Interest-bearing checking deposits	5	260	265	4	448	452
Money market savings	203	861	1,064	356	1,488	1,844
Regular savings	(18)	154	136	(3)	347	344
Time deposits	14	602	616	(94)	1,035	941
Interest on time and interest-bearing deposits	204	1,877	2,081	263	3,318	3,581
Short-term borrowings	246	387	633	269	747	1,016
Long-term debt	(173)	199	26	(125)	417	292
Interest on borrowings	73	586	659	144	1,164	1,308
Total interest expense	277	2,463	2,740	407	4,482	4,889
Net interest income	$3,543	$(598)	$2,945	$7,062	$(1,866)	$5,196

Interest Income
Three and six months ended June 30, 2018 versus 2017
Interest income on a tax-equivalent basis for the three months ended June 30, 2018 was $47.1 million, an increase of $5.7 million, or 13.7%, from the same period in 2017. Interest income on a tax-equivalent basis for the six months ended June 30, 2018 was $91.3 million, an increase of $10.1 million, or 12.4% from the same period in 2017. The increase in interest income (tax-equivalent) for the three and six months ended June 30, 2018 was primarily due to organic loan growth in commercial real estate, commercial business and residential real estate loans. In addition, loan yields increased as the Federal Reserve increased interest rates 75 basis points in 2017 and 50 basis points in 2018. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point ($167 thousand) for the three months ended June 30, 2018, compared to a favorable impact of one basis point ($162 thousand) for the same period in the prior year. The favorable impact of purchase accounting accretion on interest-earning assets was 0 basis point ($126 thousand) for the six months ended June 30, 2018, compared to a favorable impact of two basis points ($314 thousand) for the same period in the prior year.
Interest Expense
Three and six months ended June 30, 2018 versus 2017
Interest expense for the three months ended June 30, 2018 was $7.5 million, an increase of $2.7 million, or 57.9%, from the same period in 2017. Interest expense for the six months ended June 30, 2018 was $13.7 million, an increase of $4.9 million, or 55.3%, from the same period in 2017. The increase in interest expense for the three months ended June 30, 2018 was primarily due to higher deposit and borrowing costs which were impacted by the Federal Reserve interest rate increases in 2017 and the first and second quarters of 2018. The favorable impact of purchase accounting accretion on interest-bearing liabilities was three basis points ($182 thousand) for the three months ended June 30, 2018, compared to a favorable impact of nine basis points ($580 thousand) for the same period in the prior year. The favorable impact of purchase accounting accretion on interest-bearing liabilities was three basis points ($368 thousand) for the six months ended June 30, 2018, compared to a favorable impact of nine basis points ($1.2 million) for the same period in the prior year.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three and six months ended June 30, 2018 was $15.4 million and $17.5 million, respectively, compared to $2.8 million and $5.2 million, respectively, for the same periods in 2017. Net loan and lease charge-offs for the three and six months ended June 30, 2018 were $13.2 million and $13.4 million, respectively, compared to $1.4 million and $1.8 million, respectively, for the same periods in the prior year. The increase in both the provision for loan and leases losses and loan and lease charge-offs for 2018 is primarily due to the $12.7 million commercial loan charge-off during the second quarter of 2018 previously discussed in the Executive Overview.
Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Trust fee income	$2,044	$2,016	$28	1.4%	$4,040	$3,923	$117	3.0%
Service charges on deposit accounts	1,335	1,313	22	1.7	2,662	2,556	106	4.1
Investment advisory commission and fee income	3,778	3,333	445	13.4	7,461	6,514	947	14.5
Insurance commission and fee income	3,712	3,628	84	2.3	8,600	8,038	562	7.0
Other service fee income	2,431	2,245	186	8.3	4,600	4,232	368	8.7
Bank owned life insurance income	1,210	1,622	(412)	(25.4)	1,879	2,405	(526)	(21.9)
Net gain on sales of investment securities	—	21	(21)	N/M	10	36	(26)	(72.2)
Net gain on mortgage banking activities	942	1,537	(595)	(38.7)	1,658	2,650	(992)	(37.4)
Other (loss) income	(138)	294	(432)	N/M	(14)	625	(639)	N/M
Total noninterest income	$15,314	$16,009	$(695)	(4.3)%	$30,896	$30,979	$(83)	(0.3)%

Three and six months ended June 30, 2018 versus 2017

Noninterest income for the three months ended June 30, 2018 was $15.3 million, a decrease of $695 thousand, or 4.3%, from the three months ended June 30, 2017. Noninterest income for the six months ended June 30, 2018 was $30.9 million, consistent with the same period in the prior year.

Investment advisory commission and fee income increased $445 thousand, or 13.4%, for the three months and $947 thousand, or 14.5%, for the six months ended June 30, 2018, primarily due to new customer relationships and continued favorable market performance. Insurance commission and fee income increased $562 thousand, or 7.0%, for the six months ended June 30, 2018, primarily due to an increase in contingent commission income of $377 thousand, which is largely recognized in the first quarter of the year and due to an increase in group life and health premiums.

BOLI income decreased $412 thousand for the three months and $526 thousand for the six months ended June 30, 2018, primarily due to proceeds from the previously mentioned BOLI death benefits of $446 thousand in the second quarter of 2018 as compared to $889 thousand in the second quarter of 2017. The net gain on mortgage banking decreased $595 thousand, or 38.7%, for the three months and $992 thousand, or 37.4%, for the six months ended June 30, 2018, primarily due to a decrease in refinance mortgage volume, a shortage of housing supply and the Bank retaining, on balance-sheet, a higher percentage of its mortgage originations. Such on balance-sheet loans are predominantly hybrid adjustable rate mortgages. Other income decreased $432 thousand for the three months and $639 thousand for the six months ended June 30, 2018. The decrease in the six months ended June 30, 2018 is primarily due to a net loss of $300 thousand related to valuations and sales of other real estate owned and sales of closed branches as compared to a net gain of $289 thousand of such assets in the six months ended June 30, 2017.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries, benefits and commissions	$20,065	$18,730	$1,335	7.1%	$40,712	$37,467	$3,245	8.7%
Net occupancy	2,533	2,684	(151)	(5.6)	5,290	5,349	(59)	(1.1)
Equipment	1,067	1,031	36	3.5	2,090	2,024	66	3.3
Data processing	2,091	2,081	10	0.5	4,323	4,139	184	4.4
Professional fees	1,331	1,248	83	6.7	2,686	2,487	199	8.0
Marketing and advertising	526	475	51	10.7	907	854	53	6.2
Deposit insurance premiums	452	451	1	0.2	843	853	(10)	(1.2)
Intangible expenses	594	446	148	33.2	1,206	1,205	1	0.1
Restructuring charges	—	—	—	—	571	—	571	N/M
Other expense	5,688	5,402	286	5.3	10,844	10,200	644	6.3
Total noninterest expense	$34,347	$32,548	$1,799	5.5%	$69,472	$64,578	$4,894	7.6%

Three and six months ended June 30, 2018 versus 2017

Noninterest expense for the three months ended June 30, 2018 was $34.3 million, an increase of $1.8 million, or 5.5%, from the three months ended June 30, 2017. Noninterest expense for the six months ended June 30, 2018 was $69.5 million, an increase of $4.9 million, or 7.6%, from the same period in the prior year.

Salaries, benefits and commissions increased $1.3 million, or 7.1%, for the three months and $3.2 million, or 8.7%, for the six months ended June 30, 2018, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our financial center footprint in Lancaster County and the Lehigh Valley and annual merit increases. Data processing expense increased $184 thousand for the six months ended June 30, 2018, primarily due to increased investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Professional fees increased $199 thousand for the six months ended June 30, 2018, primarily due to increased consultant fees. Other expense increased $286 thousand for the three months and $644 thousand for the six months ended June 30, 2018, primarily due to increases in Bank shares tax and employment related expense. Restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the first quarter of 2018. There were no restructuring costs during the six months ended June 30, 2017.
Tax Provision
The provision for income taxes for the three months ended June 30, 2018 and 2017 was $191 thousand and $4.2 million, at effective rates of 4.2% and 26.4%, respectively. The provision for income taxes for the six months ended June 30, 2018 and 2017 was $3.0 million and $8.1 million, at effective rates of 14.9% and 26.4%, respectively. As previously discussed, the Corporation's statutory federal tax rate was reduced to 21% effective January 1, 2018 in accordance with the TCJA. The Corporation's effective income tax rate for the six months ended June 30, 2018 was favorably impacted by discrete tax benefits and proceeds from BOLI death benefits. Excluding these discrete items, the effective tax rate was 18.2% for the six months ended June 30, 2018, which reflects the impact of the Corporation's level of tax-exempt income for the period relative to the overall level of taxable income.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At June 30, 2018	At December 31, 2017	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$72,943	$75,409	$(2,466)	(3.3)
Investment securities	446,933	454,082	(7,149)	(1.6)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,768	27,204	5,564	20.5
Loans held for sale	1,778	1,642	136	8.3
Loans and leases held for investment	3,818,398	3,620,067	198,331	5.5
Reserve for loan and lease losses	(25,652)	(21,555)	(4,097)	(19.0)
Premises and equipment, net	60,529	61,797	(1,268)	(2.1)
Goodwill and other intangibles, net	185,368	186,468	(1,100)	(0.6)
Bank owned life insurance	109,527	108,246	1,281	1.2
Accrued interest receivable and other assets	46,589	41,502	5,087	12.3
Total assets	$4,749,181	$4,554,862	$194,319	4.3%
Investment Securities
Total investments securities at June 30, 2018 decreased $7.1 million from December 31, 2017. Maturities and pay-downs of $43.0 million, calls of $6.8 million, sales of $1.0 million and decreases in the fair value of available-for-sale investment securities of $8.3 million were partially off-set by purchases of $53.1 million. The decrease in the fair value of available-for-sale investment securities was due to increased interest rates during the year.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $18.0 million and $12.5 million at June 30, 2018 and December 31, 2017, respectively. FHLB stock increased $5.6 million mainly due to purchase requirements related to the increase in FHLB borrowings during the year.
The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at June 30, 2018 and December 31, 2017.
Loans and Leases
Gross loans and leases held for investment grew $198.3 million, or 5.5%, from December 31, 2017. The growth in loans was primarily in commercial real estate, commercial business and residential real estate loans.

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
At June 30, 2018, the recorded investment in loans and leases held for investment that were considered to be impaired was $33.9 million. The related reserve for loan and lease losses was $1.5 million. At December 31, 2017, the recorded investment in loans and leases that were considered to be impaired was $29.7 million. The related reserve for loan and lease losses was $131 thousand. During the first quarter of 2018, one commercial real-estate loan totaling $12.3 million was placed on non-accrual status. This was partially offset by troubled debt restructured commercial real estate loans for another borrower totaling $10.3 million being returned to performing status during the first quarter of 2018 as the borrower was in compliance with the modified terms of the restructuring for the required time period. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
Other real estate owned was $1.7 million at June 30, 2018, compared to $1.8 million at December 31, 2017. During the three months ended June 30, 2018, two residential properties with a carrying value of $402 thousand were transferred to other real estate owned and one residential property with no carrying value was sold for a gain of $21 thousand. Additionally, the market value of a parcel of land was written down by $460 thousand based on a potential agreement to sell the property and the market value of a residential property was written down by $43 thousand to reflect current market conditions.
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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $412 thousand and $390 thousand at June 30, 2018 and December 31, 2017, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

(Dollars in thousands)	At June 30, 2018	At December 31, 2017
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$4,084	$4,448
Real estate—commercial	19,584	4,285
Real estate—construction	110	365
Real estate—residential	4,844	3,820
Lease financings	1,526	1,599
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	30,148	14,517
Accruing troubled debt restructured loans and lease modifications not included in the above	790	11,435
Accruing loans and leases 90 days or more past due:
Real estate—residential	—	310
Loans to individuals	101	195
Lease financings	49	256
Total accruing loans and leases, 90 days or more past due	150	761
Total nonperforming loans and leases	31,088	26,713
Other real estate owned	1,742	1,843
Total nonperforming assets	$32,830	$28,556
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.79%	0.40%
Nonperforming loans and leases / loans and leases held for investment	0.81	0.74
Nonperforming assets / total assets	0.69	0.63

Allowance for loan and lease losses	$25,652	$21,555
Allowance for loan and lease losses / loans and leases held for investment	0.67%	0.60%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.76	0.70
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	85.09	148.48
Allowance for loan and lease losses / nonperforming loans and leases held for investment	82.51	80.69
Acquired credit impaired loans	$998	$1,583

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.84%	0.78%
Nonperforming assets and acquired credit impaired loans / total assets	0.71	0.66
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,770	$2,513

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2018	At December 31, 2017
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$30,148	$14,517
Nonaccrual loans and leases with partial charge-offs	3,789	5,397
Life-to-date partial charge-offs on nonaccrual loans and leases	2,810	4,107
Charge-off rate of nonaccrual loans and leases with partial charge-offs	42.6%	43.2%
Specific reserves on impaired loans	$1,524	$131
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $885 thousand and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. The amortization of intangible assets was $1.8 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2018 and December 31, 2017. The Corporation also has goodwill with a net carrying value of $172.6 million at June 30, 2018 and December 31, 2017, which is deemed to be an indefinite intangible asset and is not amortized.
The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2018 and 2017. Since the last annual impairment analysis during 2017, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2018	At December 31, 2017	Change
			Amount	Percent
Deposits	$3,620,786	$3,554,919	$65,867	1.9%
Short-term borrowings	231,853	105,431	126,422	N/M
Long-term debt	155,556	155,828	(272)	(0.2)
Subordinated notes	94,453	94,331	122	0.1
Accrued interest payable and other liabilities	41,239	40,979	260	0.6
Total liabilities	$4,143,887	$3,951,488	$192,399	4.9%

Deposits
Total deposits increased $65.9 million, or 1.9%, from December 31, 2017, primarily due to increases in consumer time deposits and commercial deposits partially offset by a seasonal decline in public funds deposits.
Borrowings
Total borrowings increased $126.3 million from December 31, 2017, primarily due to an increase in short-term borrowings of $126.4 million. The Corporation increased its short-term borrowings to fund loan growth during the first six months of 2018.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2018	At December 31, 2017	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	N/M
Additional paid-in capital	291,238	290,133	1,105	0.4
Retained earnings	226,574	216,761	9,813	4.5
Accumulated other comprehensive loss	(28,007)	(17,771)	(10,236)	(57.6)
Treasury stock	(42,295)	(43,533)	1,238	2.8
Total shareholders’ equity	$605,294	$603,374	$1,920	0.3%

The increase in shareholder's equity at June 30, 2018 of $1.9 million from December 31, 2017 was primarily related to an increase in retained earnings of $9.8 million. Retained earnings at June 30, 2018 were impacted by the six months of net income of $17.2 million and the reclassification of $3.9 million and $433 thousand from accumulated other comprehensive income related to the January 1, 2018 adoption of ASU 2016-01 and ASU 2018-02, respectively, partially offset by cash dividends declared of $11.7 million. Accumulated other comprehensive loss increased by $10.2 million mainly attributable to decreases in the fair value of available-for-sale investment securities of $6.5 million, net of tax, and the reclassification to retained earnings from the previously discussed adoption of ASU 2016-01 and ASU 2018-02 ($3.0 million related to the defined benefit pension plans and $1.4 million related to investment securities). Treasury stock decreased by $1.2 million primarily due to the issuance of restricted stock.

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

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of June 30, 2018 and December 31, 2017 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$580,048	13.76%	$337,246	8.00%	$421,557	10.00%
Bank	475,914	11.36	335,137	8.00	418,922	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	459,235	10.89	252,934	6.00	337,246	8.00
Bank	449,554	10.73	251,353	6.00	335,137	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	459,235	10.89	189,701	4.50	274,012	6.50
Bank	449,554	10.73	188,515	4.50	272,299	6.50
Tier 1 Capital (to Average Assets):
Corporation	459,235	10.19	180,350	4.00	225,438	5.00
Bank	449,554	10.03	179,203	4.00	224,004	5.00
At December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$563,797	14.00%	$322,148	8.00%	$402,685	10.00%
Bank	464,851	11.62	320,003	8.00	400,004	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	241,611	6.00	322,148	8.00
Bank	442,613	11.07	240,002	6.00	320,003	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	181,208	4.50	261,745	6.50
Bank	442,613	11.07	180,002	4.50	260,002	6.50
Tier 1 Capital (to Average Assets):
Corporation	447,228	10.48	170,753	4.00	213,441	5.00
Bank	442,613	10.45	169,453	4.00	211,816	5.00
At June 30, 2018 and December 31, 2017, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and Total capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2018, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 1.875% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At June 30, 2018, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the phase in of the capital conservation buffer as well as the impact of new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) on its regulatory capital ratios. See Note 1 to the financial statements included in Part I, Item I of this Form 10-Q for additional information.

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
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.5 billion. At June 30, 2018 and December 31, 2017, the carrying amount of overnight borrowings with the FHLB was $138.5 million and $30.2 million, respectively. At June 30, 2018 and December 31, 2017, the carrying amount of long-term borrowings with the FHLB was $125.0 million. At June 30, 2018 and December 31, 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $178.9 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks totaling $367.0 million at June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the Corporation had $65.0 million and $55.0 million, respectively, outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access their Discount Window Lending program. The collateral consisting of investment securities was valued at $69.4 million and $52.0 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At June 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this line.

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

Recent Legislative Developments

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Most of the changes made by the new Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Corporation continues to analyze the changes implemented by the Act, but does not believe that such changes will materially impact the Corporation’s business, operations, or financial results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	—	$—	—	1,014,246
May 1 – 31, 2018	—	—	—	1,014,246
June 1 – 30, 2018	—	—	—	1,014,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: August 3, 2018	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2018	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)