Form 10-Q
period 2018-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2018-11-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,314,818
(Title of Class)	(Number of shares outstanding at October 31, 2018)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2018	At December 31, 2017
ASSETS
Cash and due from banks	$52,200	$46,721
Interest-earning deposits with other banks	31,910	28,688
Investment securities held-to-maturity (fair value $105,642 and $55,320 at September 30, 2018 and December 31, 2017, respectively)	108,142	55,564
Investment securities available-for-sale	336,933	391,457
Investments in equity securities	2,264	7,061
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	33,071	27,204
Loans held for sale	106	1,642
Loans and leases held for investment	3,866,169	3,620,067
Less: Reserve for loan and lease losses	(27,371)	(21,555)
Net loans and leases held for investment	3,838,798	3,598,512
Premises and equipment, net	60,393	61,797
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $24,423 and $21,825 at September 30, 2018 and December 31, 2017, respectively	12,405	13,909
Bank owned life insurance	110,392	108,246
Accrued interest receivable and other assets	42,825	41,502
Total assets	$4,801,998	$4,554,862
LIABILITIES
Noninterest-bearing deposits	$1,047,081	$1,040,026
Interest-bearing deposits:
Demand deposits	1,350,720	1,109,438
Savings deposits	750,764	830,706
Time deposits	671,483	574,749
Total deposits	3,820,048	3,554,919
Short-term borrowings	86,765	105,431
Long-term debt	145,430	155,828
Subordinated notes	94,514	94,331
Accrued interest payable and other liabilities	40,999	40,979
Total liabilities	4,187,756	3,951,488
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2018 and December 31, 2017; 31,556,799 shares issued at September 30, 2018 and December 31, 2017; 29,407,076 and 29,334,859 shares outstanding at September 30, 2018 and December 31, 2017, respectively	157,784	157,784
Additional paid-in capital	291,992	290,133
Retained earnings	235,658	216,761
Accumulated other comprehensive loss, net of tax benefit	(28,664)	(17,771)
Treasury stock, at cost; 2,149,723 and 2,221,940 shares at September 30, 2018 and December 31, 2017, respectively	(42,528)	(43,533)
Total shareholders’ equity	614,242	603,374
Total liabilities and shareholders’ equity	$4,801,998	$4,554,862
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans and leases:
Taxable	$43,066	$37,153	$121,653	$105,955
Exempt from federal income taxes	2,501	2,106	7,269	6,225
Total interest and fees on loans and leases	45,567	39,259	128,922	112,180
Interest and dividends on investment securities:
Taxable	2,348	1,855	6,805	5,376
Exempt from federal income taxes	459	550	1,404	1,725
Interest on deposits with other banks	397	133	621	188
Interest and dividends on other earning assets	484	375	1,497	1,129
Total interest income	49,255	42,172	139,249	120,598
Interest expense
Interest on deposits	6,278	3,068	14,511	7,720
Interest on short-term borrowings	584	169	2,187	756
Interest on long-term debt and subordinated notes	1,970	2,048	5,866	5,652
Total interest expense	8,832	5,285	22,564	14,128
Net interest income	40,423	36,887	116,685	106,470
Provision for loan and lease losses	2,745	2,689	20,207	7,900
Net interest income after provision for loan and lease losses	37,678	34,198	96,478	98,570
Noninterest income
Trust fee income	1,960	1,924	6,000	5,847
Service charges on deposit accounts	1,454	1,371	4,116	3,927
Investment advisory commission and fee income	3,785	3,455	11,246	9,969
Insurance commission and fee income	3,643	3,492	12,243	11,530
Other service fee income	2,284	2,123	6,884	6,355
Bank owned life insurance income	865	742	2,744	3,147
Net gain on sales of investment securities	—	7	10	43
Net gain on mortgage banking activities	754	908	2,412	3,558
Other income	116	87	102	712
Total noninterest income	14,861	14,109	45,757	45,088
Noninterest expense
Salaries, benefits and commissions	20,321	19,185	61,033	56,652
Net occupancy	2,515	2,523	7,805	7,872
Equipment	1,042	1,019	3,132	3,043
Data processing	2,339	2,118	6,662	6,257
Professional fees	1,370	1,447	4,056	3,934
Marketing and advertising	461	271	1,368	1,125
Deposit insurance premiums	544	409	1,387	1,262
Intangible expenses	479	690	1,685	1,895
Restructuring charges	—	—	571	—
Other expense	5,300	5,033	16,144	15,233
Total noninterest expense	34,371	32,695	103,843	97,273
Income before income taxes	18,168	15,612	38,392	46,385
Income tax expense	3,204	4,416	6,221	12,555
Net income	$14,964	$11,196	$32,171	$33,830
Net income per share:
Basic	$0.51	$0.42	$1.10	$1.27
Diluted	0.51	0.42	1.09	1.27
Dividends declared	0.20	0.20	0.60	0.60
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2018			2017
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$18,168	$3,204	$14,964	$15,612	$4,416	$11,196
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(1,122)	(236)	(886)	1,030	362	668
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(7)	(2)	(5)
Total net unrealized (losses) gains on available-for-sale investment securities	(1,122)	(236)	(886)	1,023	360	663
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	79	17	62	(20)	(7)	(13)
Less: reclassification adjustment for net losses realized in net income (2)	1	—	1	41	14	27
Total net unrealized gains on interest rate swaps used in cash flow hedges	80	17	63	21	7	14
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	281	60	221	320	112	208
Accretion of prior service cost included in net periodic pension costs (3)	(70)	(15)	(55)	(71)	(25)	(46)
Total defined benefit pension plans	211	45	166	249	87	162
Other comprehensive (loss) income	(831)	(174)	(657)	1,293	454	839
Total comprehensive income	$17,337	$3,030	$14,307	$16,905	$4,870	$12,035
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

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2018			2017
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$38,392	$6,221	$32,171	$46,385	$12,555	$33,830
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(9,371)	(1,968)	(7,403)	4,082	1,430	2,652
Less: reclassification adjustment for net gains on sales realized in net income (1)	(10)	(2)	(8)	(43)	(15)	(28)
Total net unrealized (losses) gains on available-for-sale investment securities	(9,381)	(1,970)	(7,411)	4,039	1,415	2,624
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	445	93	352	(105)	(37)	(68)
Less: reclassification adjustment for net losses realized in net income (2)	27	6	21	148	52	96
Total net unrealized gains on interest rate swaps used in cash flow hedges	472	99	373	43	15	28
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	844	177	667	918	321	597
Accretion of prior service cost included in net periodic pension costs (3)	(212)	(44)	(168)	(212)	(74)	(138)
Total defined benefit pension plans	632	133	499	706	247	459
Other comprehensive (loss) income	(8,277)	(1,738)	(6,539)	4,788	1,677	3,111
Total comprehensive income	$30,115	$4,483	$25,632	$51,173	$14,232	$36,941
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

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2018
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	—	—	—	3,921	(3,921)	—	—
Net income	—	—	—	32,171	—	—	32,171
Other comprehensive loss, net of income tax benefit	—	—	—	—	(6,539)	—	(6,539)
Cash dividends declared ($0.60 per share)	—	—	—	(17,629)	—	—	(17,629)
Stock issued under dividend reinvestment and employee stock purchase plans	62,271	—	140	1	—	1,598	1,739
Exercise of stock options	59,750	—	(43)	—	—	1,174	1,131
Stock-based compensation	—	—	2,379	—	—	—	2,379
Purchases of treasury stock	(83,977)	—	—	—	—	(2,384)	(2,384)
Restricted stock awards granted, net of cancellations	34,173	—	(617)	—	—	617	—
Balance at September 30, 2018	29,407,076	$157,784	$291,992	$235,658	$(28,664)	$(42,528)	$614,242

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2017
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209
Net income	—	—	—	33,830	—	—	33,830
Other comprehensive income, net of income tax	—	—	—	—	3,111	—	3,111
Cash dividends declared ($0.60 per share)	—	—	—	(15,983)	—	—	(15,983)
Stock issued under dividend reinvestment and employee stock purchase plans	63,683	—	130	—	—	1,709	1,839
Exercise of stock options	84,870	—	(121)	—	—	1,648	1,527
Stock-based compensation	—	—	2,550	—	—	—	2,550
Purchases of treasury stock	(112,393)	—	—	—	—	(3,285)	(3,285)
Restricted stock awards granted, net of cancellations	45,823	—	(881)	—	—	881	—
Balance at September 30, 2017	26,671,336	$144,559	$232,172	$212,363	$(16,343)	$(43,953)	$528,798
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$32,171	$33,830
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	20,207	7,900
Depreciation of premises and equipment	4,180	4,151
Net amortization of investment securities premiums and discounts	1,193	1,416
Net gain on sales of investment securities	(10)	(43)
Net gain on mortgage banking activities	(2,412)	(3,558)
Bank owned life insurance income	(2,744)	(3,147)
Net accretion of acquisition accounting fair value adjustments	(838)	(2,572)
Stock-based compensation	2,379	2,550
Intangible expenses	1,685	1,895
Other adjustments to reconcile net income to cash provided by (used in) operating activities	117	(286)
Originations of loans held for sale	(95,665)	(105,557)
Proceeds from the sale of loans held for sale	99,842	112,602
Contributions to pension and other postretirement benefit plans	(3,199)	(2,206)
Decrease in accrued interest receivable and other assets	379	1,395
Increase (decrease) in accrued interest payable and other liabilities	4,021	(3,620)
Net cash provided by operating activities	61,306	44,750
Cash flows from investing activities:
Net capital expenditures	(2,596)	(5,040)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	7,846	21,796
Proceeds from maturities, calls and principal repayments of securities available-for-sale	44,603	49,271
Proceeds from sales of securities available-for-sale	1,010	3,538
Purchases of investment securities held-to-maturity	(60,784)	(42,585)
Purchases of investment securities available-for-sale	(1,986)	(9,974)
Proceeds from sales of money market mutual funds	11,215	23,035
Purchases of money market mutual funds	(6,392)	(18,875)
Net increase in other investments	(5,867)	(2,375)
Net increase in loans and leases	(260,012)	(204,866)
Net increase in interest-earning deposits	(3,222)	(22,546)
Proceeds from sales of other real estate owned	362	3,996
Purchases of bank owned life insurance	(776)	—
Proceeds from bank owned life insurance	1,374	2,937
Net cash used in investing activities	(275,225)	(201,688)
Cash flows from financing activities:
Net increase in deposits	265,260	261,402
Net decrease in short-term borrowings	(18,666)	(164,080)
Proceeds from issuance of long-term debt	—	95,000
Repayment of long-term debt	(10,000)	(15,000)
Payment of contingent consideration on acquisitions	(67)	(5,380)
Purchases of treasury stock	(2,384)	(3,285)
Stock issued under dividend reinvestment and employee stock purchase plans	1,739	1,839
Proceeds from exercise of stock options	1,131	1,527
Cash dividends paid	(17,615)	(15,966)
Net cash provided by financing activities	219,398	156,057
Net increase (decrease) in cash and due from banks	5,479	(881)
Cash and due from banks at beginning of year	46,721	48,757
Cash and due from banks at end of period	$52,200	$47,876
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,647	$15,458
Cash paid for income taxes, net of refunds	1,315	12,448
Non cash transactions:
Transfer of loans to other real estate owned	$477	$649
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any other period. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018.
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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. At December 31, 2017, the Corporation had financial services equity securities with a carrying value of $1.1 million which included an unrealized net gain of $666 thousand. At December 31, 2017, $433 thousand was recorded in accumulated other comprehensive income which represented the unrealized net gain, net of income taxes, based on the Corporation’s statutory tax rate as of December 31, 2017. In addition, at December 31, 2017, the Corporation had money market mutual funds with a fair value and amortized cost of $6.0 million which were reclassified to equity securities under this guidance. The Corporation adopted this guidance effective January 1, 2018 with a cumulative-effect adjustment to the balance sheet as of January 1, 2018. The balance in accumulated other comprehensive income of $433 thousand was reclassified to retained earnings effective January 1, 2018. The carrying value of the equity securities, at January 1, 2018, did not change; however, any future increases or decreases in fair value is recorded as an increase or decrease to the carrying value and recognized in other noninterest income. During the nine months ended September 30, 2018, the Corporation recognized a $26 thousand net gain on equity securities in other noninterest income.

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
Recent Accounting Pronouncements Yet to Be Adopted
In August 2018, the FASB issued ASU No. 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Disclosures removed by this ASU include the following: 1) amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year; 2) amount and timing of plan assets expected to be returned to the employer; and 3) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additional disclosures required by this ASU include: 1) the weighted-average interest crediting rates used in an entity's cash balance pension plans and other similar plans and 2) explanations for reasons for significant changes in the benefit obligation or plan assets. All amendments should be applied retrospectively. This ASU is effective for fiscal years ending after December 15, 2020 or December 31, 2020 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statement disclosures but will result in revised disclosures for retirement plans and other postretirement benefits.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement." This ASU applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. Disclosures removed by this ASU are the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels and the valuation processes for Level 3 measurements. This ASU modifies disclosures relating to investments in certain entities that calculate net asset value. Additional disclosures required by this ASU include: 1) change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2) range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The prospective method of transition is required for the new disclosure requirements. The other amendments should be applied retrospectively. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years or January 1, 2020 for the Corporation. Early adoption is permitted. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements but will result in revised disclosures for fair value.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this update expand and refine hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additional hedging strategies permitted for hedge accounting include: hedges of contractually-specified price components of commodity purchases or sales, hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets or liabilities, hedges of the portion of a closed portfolio of prepayable assets not expected to prepay, and partial-term hedges of fixed-rate assets or liabilities. The ASU amends the presentation and disclosure requirements and changes how entities assess effectiveness. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings be presented in the same income statement line as the hedged items. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the entity can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. The amended presentation and disclosure guidance is required only prospectively. The Corporation will adopt this ASU on January 1, 2019 and does not expect the adoption will have a material impact on the Corporation's financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date rather than the maturity of the security. Securities within the scope of this guidance are those that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. This ASU is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. At September 30, 2018, the Corporation had $11.3 million of callable debt securities. Upon implementation, using the modified retrospective basis effective January 1, 2019, the Corporation expects to record a cumulative-effect adjustment resulting in a reduction in the unamortized premium balance for certain callable debt securities of approximately $50 thousand and a reduction in retained earnings of approximately $40 thousand, net of tax, for the incremental amortization. This estimate could change due to changes in the Corporation's investments in callable securities prior to the adoption date. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" and subsequent related updates to revise the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases based on the present value of future lease payments. Lessor accounting activities are largely unchanged from existing lease accounting. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Early adoption is permitted. This new guidance is effective for the first interim period within annual periods beginning after December 15, 2018, or January 1, 2019 for the Corporation.

The Corporation expects to adopt this new guidance effective January 1, 2019, retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings at January 1, 2019. The Corporation expects to elect the package of practical expedients permitted under the transition guidance which among other things, allows carry forward of the historical lease classification. All leases in which the Corporation is the lessee are classified as operating leases and will continue to be classified as such. The Corporation expects to continue to separately account for lease and non-lease components as historically reported and expects to elect the hindsight practical expedient to determine the lease term for existing leases. The Corporation is currently implementing a third party lease accounting system to assist with the measurement of lease liabilities and related right-of-use assets, the post-implementation administration aspect of lease accounting, and the applicable disclosures related to the new guidance. The Corporation has completed the initial scoping phase of the project, including the identification and review of lease contracts applicable to the new guidance, and is in the process of determining the estimated financial statement impact of the new guidance at the transition date. While the Corporation is continuing to assess the impact of this new guidance on the balance sheet and income statement, the Corporation expects to record between $30.0 million to $40.0 million of operating lease liabilities and related right-of-use assets at January 1, 2019, with any difference between these amounts, net of the deferred tax impact, recorded as an adjustment to opening retained earnings. These estimates, based on our active lease portfolio, may change as the Corporation continues through the implementation process, or due to changes in the lease portfolio, which could include new leases, changes in lease commencement dates, and changes to renewal options and lease termination expectations. The initial and continued impact of the recording of operating lease assets will have a negative impact on all Corporation and Bank capital ratios under current regulatory guidance and possibly equity ratios.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$14,964	$11,196	$32,171	$33,830
Net income allocated to unvested restricted stock	(86)	(96)	(225)	(330)
Net income allocated to common shares	$14,878	$11,100	$31,946	$33,500
Denominator:
Weighted average shares outstanding	29,402	26,666	29,387	26,653
Average unvested restricted stock	(170)	(229)	(204)	(265)
Denominator for basic earnings per share—weighted-average shares outstanding	29,232	26,437	29,183	26,388
Effect of dilutive securities—employee stock options	86	105	92	102
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,318	26,542	29,275	26,490
Basic earnings per share	$0.51	$0.42	$1.10	$1.27
Diluted earnings per share	$0.51	$0.42	$1.09	$1.27
Average anti-dilutive options excluded from computation of diluted earnings per share	359	185	315	166

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2018 and December 31, 2017, by contractual maturity within each type:

	At September 30, 2018				At December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,996	$—	$(214)	$6,782	$6,995	$—	$(77)	$6,918
	6,996	—	(214)	6,782	6,995	—	(77)	6,918
Residential mortgage-backed securities:
After 5 years to 10 years	12,190	—	(279)	11,911	8,944	—	(51)	8,893
Over 10 years	88,956	—	(2,007)	86,949	39,625	44	(160)	39,509
	101,146	—	(2,286)	98,860	48,569	44	(211)	48,402
Total	$108,142	$—	$(2,500)	$105,642	$55,564	$44	$(288)	$55,320
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$15,153	$—	$(131)	$15,022	$1,499	$—	$(3)	$1,496
After 1 year to 5 years	303	—	(9)	294	15,590	—	(125)	15,465
	15,456	—	(140)	15,316	17,089	—	(128)	16,961
State and political subdivisions:
Within 1 year	5,943	—	(11)	5,932	2,721	1	(6)	2,716
After 1 year to 5 years	12,569	15	(97)	12,487	16,787	33	(44)	16,776
After 5 years to 10 years	46,803	303	(631)	46,475	54,846	897	(73)	55,670
Over 10 years	3,120	—	(122)	2,998	3,120	15	—	3,135
	68,435	318	(861)	67,892	77,474	946	(123)	78,297
Residential mortgage-backed securities:
After 1 year to 5 years	4,887	—	(102)	4,785	3,913	12	(26)	3,899
After 5 years to 10 years	53,041	6	(2,231)	50,816	51,428	5	(852)	50,581
Over 10 years	105,808	22	(5,017)	100,813	133,237	87	(2,383)	130,941
	163,736	28	(7,350)	156,414	188,578	104	(3,261)	185,421
Collateralized mortgage obligations:
After 5 years to 10 years	1,772	—	(108)	1,664	2,103	—	(82)	2,021
Over 10 years	1,347	—	(30)	1,317	1,567	14	—	1,581
	3,119	—	(138)	2,981	3,670	14	(82)	3,602
Corporate bonds:
Within 1 year	2,506	—	(10)	2,496	10,006	—	(5)	10,001
After 1 year to 5 years	23,824	21	(442)	23,403	24,885	20	(147)	24,758
After 5 years to 10 years	16,152	2	(537)	15,617	16,669	71	(296)	16,444
Over 10 years	60,000	—	(7,186)	52,814	60,000	—	(4,027)	55,973
	102,482	23	(8,175)	94,330	111,560	91	(4,475)	107,176
Equity securities:*
No stated maturity	N/A	N/A	N/A	N/A	6,395	667	(1)	7,061
	N/A	N/A	N/A	N/A	6,395	667	(1)	7,061
Total	$353,228	$369	$(16,664)	$336,933	$404,766	$1,822	$(8,070)	$398,518
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

Securities with a carrying value of $362.0 million and $345.1 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $295 thousand and $1.8 million were pledged to secure credit derivatives and interest rate swaps at September 30, 2018 and December 31, 2017, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Securities available-for-sale:
Proceeds from sales	$1,010	$3,538
Gross realized gains on sales	10	43
Tax expense related to net realized gains on sales	2	15

At September 30, 2018 and December 31, 2017, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at September 30, 2018 and December 31, 2017 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$—	$—	$6,782	$(214)	$6,782	$(214)
Residential mortgage-backed securities	89,833	(1,963)	9,027	(323)	98,860	(2,286)
Total	$89,833	$(1,963)	$15,809	$(537)	$105,642	$(2,500)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$15,316	$(140)	$15,316	$(140)
State and political subdivisions	33,509	(777)	7,476	(84)	40,985	(861)
Residential mortgage-backed securities	27,331	(972)	127,441	(6,378)	154,772	(7,350)
Collateralized mortgage obligations	1,317	(30)	1,664	(108)	2,981	(138)
Corporate bonds	21,162	(467)	69,644	(7,708)	90,806	(8,175)
Total	$83,319	$(2,246)	$221,541	$(14,418)	$304,860	$(16,664)
At December 31, 2017
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,919	$(77)	$—	$—	$6,919	$(77)
Residential mortgage-backed securities	40,881	(211)	—	—	40,881	(211)
Total	$47,800	$(288)	$—	$—	$47,800	$(288)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,213	$(38)	$11,749	$(90)	$16,962	$(128)
State and political subdivisions	18,457	(91)	6,332	(32)	24,789	(123)
Residential mortgage-backed securities	32,217	(210)	141,371	(3,051)	173,588	(3,261)
Collateralized mortgage obligations	—	—	2,021	(82)	2,021	(82)
Corporate bonds	18,464	(1,016)	71,957	(3,459)	90,421	(4,475)
Equity securities	—	(1)	4	—	4	(1)
Total	$74,351	$(1,356)	$233,434	$(6,714)	$307,785	$(8,070)

At September 30, 2018, gross unrealized losses for securities available-for-sale in an unrealized loss position for twelve months or longer, totaled $14.4 million. Four federal agency bonds, sixteen investment grade corporate bonds, 114 federal agency residential mortgage securities, nine investment grade municipal bonds and one collateralized mortgage obligation bond had respective unrealized loss positions of $140 thousand, $7.7 million, $6.4 million, $84 thousand and $108 thousand, respectively. The fair value of these 114 securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2018 and 2017.

In conjunction with the adoption of ASU 2016-01, the Corporation recognized a $26 thousand net gain on equity securities during the nine months ended September 30, 2018 in other noninterest income and the net unrealized gain on equity securities held at September 30, 2018 was $26 thousand. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At September 30, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$867,636	$26,686	$894,322
Real estate-commercial	1,442,681	254,462	1,697,143
Real estate-construction	188,895	3,742	192,637
Real estate-residential secured for business purpose	279,800	66,531	346,331
Real estate-residential secured for personal purpose	327,833	52,676	380,509
Real estate-home equity secured for personal purpose	177,632	9,349	186,981
Loans to individuals	32,096	142	32,238
Lease financings	136,008	—	136,008
Total loans and leases held for investment, net of deferred income	$3,452,581	$413,588	$3,866,169
Unearned lease income, included in the above table	$(15,079)	$—	$(15,079)
Net deferred costs, included in the above table	4,064	—	4,064
Overdraft deposits included in the above table	156	—	156

	At December 31, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$833,100	$63,111	$896,211
Real estate-commercial	1,235,681	306,460	1,542,141
Real estate-construction	171,244	4,592	175,836
Real estate-residential secured for business purpose	250,800	91,167	341,967
Real estate-residential secured for personal purpose	260,654	60,920	321,574
Real estate-home equity secured for personal purpose	171,884	12,386	184,270
Loans to individuals	28,156	144	28,300
Lease financings	129,768	—	129,768
Total loans and leases held for investment, net of deferred income	$3,081,287	$538,780	$3,620,067
Unearned lease income, included in the above table	$(14,243)	$—	$(14,243)
Net deferred costs, included in the above table	4,669	—	4,669
Overdraft deposits included in the above table	222	—	222
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

The carrying amount of acquired loans at September 30, 2018 totaled $413.6 million, including $339.3 million of loans from the Fox Chase acquisition and $74.3 million from the Valley Green Bank acquisition. At September 30, 2018, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $900 thousand representing $246 thousand from the Fox Chase acquisition and $654 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at September 30, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	At September 30, 2018	At December 31, 2017
Outstanding principal balance	$1,218	$2,325
Carrying amount	900	1,583
Allowance for loan losses	—	—
The following table presents the changes in accretable yield on acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Beginning of period	$11	$50
Reclassification from nonaccretable discount	453	823
Accretable discount amortized to interest income	(464)	(850)
Disposals	—	(4)
End of period	$—	$19

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At September 30, 2018
Commercial, financial and agricultural	$661	$9,151	$1,003	$10,815	$883,325	$182	$894,322	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,168	373	1,313	2,854	1,694,083	206	1,697,143	83
Construction	—	—	—	—	192,637	—	192,637	—
Real estate—residential and home equity:
Residential secured for business purpose	2,221	47	1,265	3,533	342,350	448	346,331	—
Residential secured for personal purpose	2,403	981	1,419	4,803	375,642	64	380,509	—
Home equity secured for personal purpose	406	189	1,329	1,924	185,057	—	186,981	128
Loans to individuals	101	32	165	298	31,940	—	32,238	165
Lease financings	897	1,639	2,390	4,926	131,082	—	136,008	848
Total	$7,857	$12,412	$8,884	$29,153	$3,836,116	$900	$3,866,169	$1,224
At December 31, 2017
Commercial, financial and agricultural	$2,182	$1,440	$1,509	$5,131	$890,658	$422	$896,211	$—
Real estate—commercial real estate and construction:
Commercial real estate	733	548	1,410	2,691	1,539,094	356	1,542,141	—
Construction	1,970	—	365	2,335	173,501	—	175,836	—
Real estate—residential and home equity:
Residential secured for business purpose	1,651	315	1,355	3,321	338,061	585	341,967	162
Residential secured for personal purpose	4,368	1,118	23	5,509	315,845	220	321,574	—
Home equity secured for personal purpose	1,414	333	464	2,211	182,059	—	184,270	148
Loans to individuals	221	139	195	555	27,745	—	28,300	195
Lease financings	1,143	392	1,855	3,390	126,378	—	129,768	256
Total	$13,682	$4,285	$7,176	$25,143	$3,593,341	$1,583	$3,620,067	$761

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2018 and December 31, 2017. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At September 30, 2018				At December 31, 2017
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$2,795	$595	$—	$3,390	$4,448	$921	$—	$5,369
Real estate—commercial real estate and construction:
Commercial real estate	18,425	—	83	18,508	4,285	10,266	—	14,551
Construction	106	—	—	106	365	—	—	365
Real estate—residential and home equity:
Residential secured for business purpose	1,416	171	—	1,587	2,843	206	162	3,211
Residential secured for personal purpose	1,815	—	—	1,815	466	42	—	508
Home equity secured for personal purpose	1,460	—	128	1,588	511	—	148	659
Loans to individuals	—	—	165	165	—	—	195	195
Lease financings	1,542	—	848	2,390	1,599	—	256	1,855
Total	$27,559	$766	$1,224	$29,549	$14,517	$11,435	$761	$26,713
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.3 million and $2.5 million at September 30, 2018 and December 31, 2017, respectively.

Accruing troubled debt restructuring loans of $11.4 million at December 31, 2017 includes balances of $10.3 million related to one borrower which were classified as troubled debt restructurings as the related loans were granted amortization period extensions. These troubled debt restructured loans were returned to performing status during the first quarter of 2018 as the borrower was in compliance with the modified terms of the restructurings for the required time period. At September 30, 2018, commercial real estate nonaccrual loans and leases includes an $11.8 million loan that was placed on nonaccrual status during the first quarter of 2018. A specific reserve of $645 thousand was recorded for this loan as of September 30, 2018.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2018 and December 31, 2017.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2018
Grade:
1. Cash secured/ 2. Fully secured	$2,789	$—	$23,290	$—	$26,079
3. Strong	14,369	699	—	—	15,068
4. Satisfactory	18,511	24,325	—	265	43,101
5. Acceptable	575,671	1,072,909	77,773	236,261	1,962,614
6. Pre-watch	222,325	287,933	86,326	38,090	634,674
7. Special Mention	26,323	35,402	1,400	2,203	65,328
8. Substandard	7,648	21,413	106	2,981	32,148
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$867,636	$1,442,681	$188,895	$279,800	$2,779,012
At December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$2,521	$—	$20,420	$—	$22,941
3. Strong	9,206	1,821	—	—	11,027
4. Satisfactory	30,283	26,950	—	274	57,507
5. Acceptable	593,205	960,258	76,899	215,750	1,846,112
6. Pre-watch	179,990	209,844	72,168	29,738	491,740
7. Special Mention	4,027	12,974	1,392	296	18,689
8. Substandard	13,868	23,834	365	4,742	42,809
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$833,100	$1,235,681	$171,244	$250,800	$2,490,825

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2018
Grade:
1. Cash secured/ 2. Fully secured	$—	$—	$—	$—	$—
3. Strong	—	—	—	—	—
4. Satisfactory	—	—	—	—	—
5. Acceptable	23,085	155,221	—	56,107	234,413
6. Pre-watch	2,475	81,048	3,742	9,115	96,380
7. Special Mention	838	4,421	—	—	5,259
8. Substandard	288	13,772	—	1,309	15,369
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$26,686	$254,462	$3,742	$66,531	$351,421
December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,120	$—	$—	$—	$1,120
3. Strong	—	—	—	—	—
4. Satisfactory	125	482	—	—	607
5. Acceptable	49,949	183,490	—	73,402	306,841
6. Pre-watch	6,183	98,977	4,592	15,861	125,613
7. Special Mention	1,007	17,028	—	—	18,035
8. Substandard	4,727	6,483	—	1,904	13,114
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$63,111	$306,460	$4,592	$91,167	$465,330
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At September 30, 2018
Performing	$327,138	$177,115	$31,931	$133,618	$669,802
Nonperforming	695	517	165	2,390	3,767
Total	$327,833	$177,632	$32,096	$136,008	$673,569
At December 31, 2017
Performing	$260,589	$171,527	$27,961	$127,913	$587,990
Nonperforming	65	357	195	1,855	2,472
Total	$260,654	$171,884	$28,156	$129,768	$590,462

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At September 30, 2018
Performing	$51,556	$8,278	$142	$—	$59,976
Nonperforming	1,120	1,071	—	—	2,191
Total	$52,676	$9,349	$142	$—	$62,167
At December 31, 2017
Performing	$60,477	$12,084	$144	$—	$72,705
Nonperforming	443	302	—	—	745
Total	$60,920	$12,386	$144	$—	$73,450

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the three and nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended September 30, 2018
Reserve for loan and lease losses:
Beginning balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
Charge-offs	(904)	—	(30)	—	(82)	(123)	N/A	(1,139)
Recoveries	22	1	8	6	25	51	N/A	113
Provision	813	906	72	527	82	138	206	2,744
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$7,189	$13,234	$2,054	$3,028	$472	$1,137	$257	$27,371
Three Months Ended September 30, 2017
Reserve for loan and lease losses:
Beginning balance	$8,313	$8,468	$1,129	$974	$329	$1,660	$37	$20,910
Charge-offs	(290)	—	(56)	(83)	(61)	(3,097)	N/A	(3,587)
Recoveries	325	1	29	68	35	73	N/A	531
(Recovery of provision) provision	(1,732)	787	204	756	51	2,654	(30)	2,690
Recovery of provision for acquired credit impaired loans	—	—	(1)	—	—	—	—	(1)
Ending balance	$6,616	$9,256	$1,305	$1,715	$354	$1,290	$7	$20,543
Nine Months Ended September 30, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(14,553)	(40)	(30)	—	(253)	(428)	N/A	(15,304)
Recoveries	271	74	266	71	71	160	N/A	913
Provision	14,729	3,361	157	1,201	281	273	203	20,205
Provision for acquired credit impaired loans	—	—	—	2	—	—	—	2
Ending balance	$7,189	$13,234	$2,054	$3,028	$472	$1,137	$257	$27,371
Nine Months Ended September 30, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(576)	(30)	(1,237)	(177)	(301)	(3,681)	N/A	(6,002)
Recoveries	722	4	47	89	116	168	N/A	1,146
(Recovery of provision) provision	(567)	1,777	1,722	808	175	4,015	(31)	7,899
(Recovery of provision) provision for acquired credit impaired loans	—	—	(1)	2	—	—	—	1
Ending balance	$6,616	$9,256	$1,305	$1,715	$354	$1,290	$7	$20,543
N/A – Not applicable
Charge-offs for the nine months ended September 30, 2018 include a charge-off of $12.7 million during the second quarter of 2018 for a commercial loan relationship related to alleged fraudulent activities perpetrated by one or more employees of the borrower. The Bank owned a participating interest which originally totaled $13.0 million in an approximately $80.0 million commercial lending facility. The charge-off represents the entire principal amount owed to the Bank.
The following presents, by portfolio segment, a summary of the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at September 30, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At September 30, 2018
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$211	$645	$—	$192	$—	$—	N/A	$1,048
Ending balance: collectively evaluated for impairment	6,978	12,504	2,014	2,836	472	1,137	257	26,198
Ending balance: acquired credit impaired loans evaluated for impairment	—	85	40	—	—	—	—	125
Total ending balance	$7,189	$13,234	$2,054	$3,028	$472	$1,137	$257	$27,371
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$4,889	$18,970	$1,588	$3,275	$—	$1,250		$29,972
Ending balance: collectively evaluated for impairment	862,747	1,610,805	278,212	502,190	32,096	134,758		3,420,808
Loans measured at fair value	—	1,801	—	—	—	—		1,801
Acquired non-credit impaired loans	26,504	257,998	66,083	61,961	142	—		412,688
Acquired credit impaired loans	182	206	448	64	—	—		900
Total ending balance	$894,322	$1,889,780	$346,331	$567,490	$32,238	$136,008		$3,866,169
At September 30, 2017
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$15	$40	$33	$—	$—	$—	N/A	$88
Ending balance: collectively evaluated for impairment	6,601	9,216	1,272	1,715	354	1,290	7	20,455
Total ending balance	$6,616	$9,256	$1,305	$1,715	$354	$1,290	$7	$20,543
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$7,883	$17,274	$4,471	$932	$—	$1,250		$31,810
Ending balance: collectively evaluated for impairment	774,886	1,307,585	209,340	415,161	27,297	122,888		2,857,157
Loans measured at fair value	—	2,014	—	—	—	—		2,014
Acquired non-credit impaired loans	75,983	344,818	95,625	77,991	144	—		594,561
Acquired credit impaired loans	465	356	584	217	—	—		1,622
Total ending balance	$859,217	$1,672,047	$310,020	$494,301	$27,441	$124,138		$3,487,164
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
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at September 30, 2018 and December 31, 2017. The impaired loans exclude acquired credit impaired loans.

	At September 30, 2018			At December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$3,958	$4,535		$7,019	$8,301
Real estate—commercial real estate	7,110	7,976		15,621	16,507
Real estate—construction	106	111		365	365
Real estate—residential secured for business purpose	1,588	1,776		3,430	4,620
Real estate—residential secured for personal purpose	1,091	1,142		508	566
Real estate—home equity secured for personal purpose	1,460	1,488		511	523
Total impaired loans with no related reserve recorded	$15,313	$17,028		$27,454	$30,882
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$931	$984	$211	$60	$60	$31
Real estate—commercial real estate	11,754	12,138	645	933	933	99
Real estate—residential secured for business purpose	—	—	—	35	37	1
Real estate—residential secured for personal purpose	724	724	192	—	—	—
Total impaired loans with a reserve recorded	$13,409	$13,846	$1,048	$1,028	$1,030	$131

Total impaired loans:
Commercial, financial and agricultural	$4,889	$5,519	$211	$7,079	$8,361	$31
Real estate—commercial real estate	18,864	20,114	645	16,554	17,440	99
Real estate—construction	106	111	—	365	365	—
Real estate—residential secured for business purpose	1,588	1,776	—	3,465	4,657	1
Real estate—residential secured for personal purpose	1,815	1,866	192	508	566	—
Real estate—home equity secured for personal purpose	1,460	1,488	—	511	523	—
Total impaired loans	$28,722	$30,874	$1,048	$28,482	$31,912	$131
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $1.9 million and $4.1 million at September 30, 2018 and December 31, 2017, respectively. Specific reserves on other accruing impaired loans were $0 thousand and $99 thousand at September 30, 2018 and December 31, 2017, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$5,671	$31	$58	$10,211	$52	$92
Real estate—commercial real estate	19,878	22	261	18,583	201	69
Real estate—construction	108	—	2	365	—	5
Real estate—residential secured for business purpose	1,844	4	32	3,579	16	34
Real estate—residential secured for personal purpose	1,850	—	26	635	1	8
Real estate—home equity secured for personal purpose	1,507	—	21	288	—	5
Total	$30,858	$57	$400	$33,661	$270	$213

*
Includes interest income recognized on a cash basis for nonaccrual loans of $5 thousand and $0 thousand for the three months ended September 30, 2018 and 2017, respectively, and interest income recognized on the accrual method for accruing impaired loans of $52 thousand and $270 thousand for the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$6,589	$103	$269	$11,030	$162	$263
Real estate—commercial real estate	19,935	212	813	21,120	618	223
Real estate—construction	128	—	7	219	—	15
Real estate—residential secured for business purpose	2,018	14	79	4,053	53	139
Real estate—residential secured for personal purpose	1,064	3	70	629	2	31
Real estate—home equity secured for personal purpose	1,026	—	60	391	—	15
Total	$30,760	$332	$1,298	$37,442	$835	$686

*
Includes interest income recognized on a cash basis for nonaccrual loans of $13 thousand and $4 thousand for the nine months ended September 30, 2018 and 2017, respectively, and interest income recognized on the accrual method for accruing impaired loans of $319 thousand and $831 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Impaired Leases
The Corporation had impaired leases of $1.3 million at September 30, 2018 and December 31, 2017 with no related reserves. See discussion in Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	$—	3	$9,206	$9,206	$—
Total	—	$—	$—	$—	3	$9,206	$9,206	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	$—	1	$328	$328	$—
Real estate—residential secured for personal purpose	1	66	66	—	—	—	—	—
Total	1	$66	$66	$—	1	$328	$328	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2018 and 2017.

	Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Three Months Ended September 30, 2017
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nine Months Ended September 30, 2018
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

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	At September 30, 2018	At December 31, 2017
Real estate-residential secured for personal purpose	$—	$31
Real estate-home equity secured for personal purpose	812	—
Total	$812	$31

The following presents foreclosed residential real estate property included in other real estate owned at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	At September 30, 2018	At December 31, 2017
Foreclosed residential real estate	$57	$80
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
Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2018 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2017	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2018	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2018			At December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$710	$—	$710	$580	$130
Core deposit intangibles	6,788	2,903	3,885	6,788	2,135	4,653
Customer related intangibles	12,381	10,576	1,805	12,381	9,828	2,553
Servicing rights	16,949	10,234	6,715	15,855	9,282	6,573
Total amortized intangible assets	$36,828	$24,423	$12,405	$35,734	$21,825	$13,909
The estimated aggregate amortization expense for core deposit and customer related intangibles for the remainder of 2018 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$468
2019		1,565
2020		1,200
2021		923
2022		666
Thereafter		868

The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $11.9 million at September 30, 2018 and $10.0 million at December 31, 2017. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30, 2018 and December 31, 2017. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $32 thousand and $21 thousand at September 30, 2018 and December 31, 2017, respectively.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning of period	$6,650	$6,548	$6,573	$6,485
Servicing rights capitalized	406	376	1,093	1,106
Amortization of servicing rights	(341)	(368)	(951)	(1,035)
End of period	$6,715	$6,556	$6,715	$6,556
Residential mortgage and SBA loans serviced for others	$1,024,229	$997,169	$1,024,229	$997,169
The estimated amortization expense of servicing rights for the remainder of 2018 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$858
2019		770
2020		682
2021		603
2022		533
Thereafter		3,269
Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2018 and December 31, 2017 consist of the following:

	At September 30, 2018		At December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,047,081	—%	$1,040,026
Demand deposits	0.93	1,350,720	0.43	1,109,438
Savings deposits	0.28	750,764	0.26	830,706
Time deposits	1.66	671,483	1.12	574,749
Total	0.67%	$3,820,048	0.38%	$3,554,919
The aggregate amount of time deposits in denominations of $100 thousand or more was $276.6 million at September 30, 2018 and $250.0 million at December 31, 2017. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $126.7 million at September 30, 2018 and $118.4 million at December 31, 2017.

At September 30, 2018, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2018		$92,465
2019		335,088
2020		114,034
2021		32,865
2022		33,222
Thereafter		63,809
Total		$671,483
Note 7. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$16,980	2.38%	$30,225	1.54%
Federal funds purchased	50,000	2.33	55,000	1.56
Customer repurchase agreements	19,785	0.05	20,206	0.05

Long-term debt:
FHLB advances	$115,000	1.82%	$125,036	1.73%
Security repurchase agreements	30,430	2.14	30,792	1.52

Subordinated notes	$94,514	5.34%	$94,331	5.35%
The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.6 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At September 30, 2018 and December 31, 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $382.9 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $367.0 million at September 30, 2018 and December 31, 2017. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $66.2 million and $52.0 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At September 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2018	Weighted Average Rate
Remainder of 2018	$—	—%
2019	10,000	1.35
2020	40,000	1.70
2021	55,000	1.94
2022	10,000	2.09
Thereafter	—	—
Total	$115,000	1.82%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of September 30, 2018	Weighted Average Rate
Remainder of 2018	$10,032	1.52%
2019	10,152	2.45
2020	10,246	2.44
2021	—	—
2022	—	—
Thereafter	—	—
Total	$30,430	2.14%
Long-term debt under security repurchase agreements totaling $25.4 million are variable based on the one-month LIBOR rate plus a spread. One borrowing for $5.0 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$140	$124	$22	$12
Interest cost	440	487	23	29
Expected return on plan assets	(849)	(797)	—	—
Amortization of net actuarial loss	280	309	1	11
Accretion of prior service cost	(70)	(71)	—	—
Net periodic benefit (income) cost	$(59)	$52	$46	$52

	Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$420	$399	$66	$36
Interest cost	1,320	1,439	69	88
Expected return on plan assets	(2,440)	(2,298)	—	—
Amortization of net actuarial loss	841	886	3	32
Accretion of prior service cost	(212)	(212)	—	—
Net periodic benefit (income) cost	$(71)	$214	$138	$156

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation made a contribution of $3.0 million to its qualified retirement plan on July 5, 2018. The Corporation previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to make contributions of $158 thousand to its non-qualified retirement plans and $80 thousand to its other postretirement benefit plans in 2018. During the nine months ended September 30, 2018, the Corporation contributed $120 thousand to its non-qualified retirement plans and $79 thousand to its other postretirement plans. During the nine months ended September 30, 2018, $2.0 million was paid to participants from the retirement plans and $79 thousand was paid to participants from the other postretirement plans.
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
The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2018:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2018
Outstanding at December 31, 2017	512,735	$21.90
Granted	192,278	28.50
Expired	(500)	28.15
Forfeited	(20,418)	26.14
Exercised	(59,750)	18.92
Outstanding at September 30, 2018	624,345	24.08	7.5	$2,150
Exercisable at September 30, 2018	259,031	20.41	5.9	1,662
The following is a summary of nonvested stock options at September 30, 2018 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2017	352,142	$6.47
Granted	192,278	6.46
Vested	(158,688)	6.43
Forfeited	(20,418)	6.49
Nonvested stock options at September 30, 2018	365,314	6.48

The following aggregated assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
	Actual
Expected option life in years	6.6	6.9
Risk free interest rate	2.80%	2.30%
Expected dividend yield	2.81%	2.84%
Expected volatility	27.15%	29.75%
Fair value of options	$6.46	$6.72
The following is a summary of nonvested restricted stock awards at September 30, 2018 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2017	229,026	$21.93
Granted	59,953	28.39
Vested	(94,867)	19.94
Forfeited	(25,780)	21.63
Nonvested share awards at September 30, 2018	168,332	25.41
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands, except per share data)	2018	2017
Shares granted	59,953	61,823
Weighted average grant date fair value	$28.39	$28.08
Intrinsic value of awards vested	$2,648	$2,914
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at September 30, 2018 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$1,592	1.9
Restricted stock awards	2,107	1.8
	$3,699	1.9
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2018	2017
Stock-based compensation expense:
Stock options	$797	$678
Restricted stock awards	1,582	1,872
Employee stock purchase plan	51	47
Total	$2,430	$2,597
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$624	$1,263

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(7,411)	373	499	(6,539)
Balance, September 30, 2018	$(12,873)	$384	$(16,175)	$(28,664)

Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)
Net Change	2,624	28	459	3,111
Balance, September 30, 2017	$(2,364)	$(113)	$(13,866)	$(16,343)
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
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At September 30, 2018, approximately $95 thousand in net deferred gains, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2018. At September 30, 2018, the notional amount of the interest rate swap was $17.3 million, with a positive fair value of $485 thousand.
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
The Corporation has an interest rate swap with a current notional amount of $445 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with

FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At September 30, 2018, the Corporation has sixteen variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $84.7 million and remaining maturities ranging from one to 10 years. At September 30, 2018, the fair value of the swaps to the customers was a liability of $24 thousand and all swaps were in paying positions to the third-party financial institution.
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
Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2018 and December 31, 2017. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2018
Interest rate swap - cash flow hedge	$17,269	Other assets	$485		$—
Interest rate swap - fair value hedge	1,357	Other assets	20		—
Total	$18,626		$505		$—
At December 31, 2017
Interest rate swap - cash flow hedge	$17,836	Other assets	$13		$—
Interest rate swap - fair value hedge	1,388		—	Other liabilities	12
Total	$19,224		$13		$12

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2018 and December 31, 2017:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2018
Interest rate swap	$445		$—	Other liabilities	$20
Credit derivatives	84,709		—	Other liabilities	24
Interest rate locks with customers	23,529	Other assets	305		—
Forward loan sale commitments	23,884	Other assets	53		—
Total	$132,567		$358		$44
At December 31, 2017
Interest rate swap	$523		$—	Other liabilities	$38
Credit derivatives	75,622		—	Other liabilities	36
Interest rate locks with customers	27,411	Other assets	527		—
Forward loan sale commitments	29,037	Other assets	61		—
Total	$132,593		$588		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2018	2017	2018	2017
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$1	$41	$27	$148
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	1	—	3	5
Net loss		$—	$(41)	$(24)	$(143)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2018	2017	2018	2017
Credit derivatives	Other noninterest income	$48	$25	$87	$149
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(328)	(129)	(223)	433
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	144	(166)	(8)	(258)
Total		$(136)	$(270)	$(144)	$324

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2018	At December 31, 2017
Interest rate swap—cash flow hedge	Fair value, net of taxes	$383	$9
Total		$383	$9

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2018.

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
Two commercial loans associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $6 thousand at September 30, 2018.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, classified using the fair value hierarchy:

	At September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$15,316	$—	$15,316
State and political subdivisions	—	67,892	—	67,892
Residential mortgage-backed securities	—	156,414	—	156,414
Collateralized mortgage obligations	—	2,981	—	2,981
Corporate bonds	—	67,923	26,407	94,330
Total available-for-sale securities	—	310,526	26,407	336,933
Equity securities:
Equity securities - financial services industry	1,103	—	—	1,103
Money market mutual funds	1,161	—	—	1,161
Total equity securities	2,264	—	—	2,264
Loans*	—	—	1,801	1,801
Interest rate swaps*	—	505	—	505
Interest rate locks with customers*	—	305	—	305
Forward loan sale commitments*	—	53	—	53
Total assets	$2,264	$311,389	$28,208	$341,861
Liabilities:
Contingent consideration liability	$—	$—	$310	$310
Interest rate swaps*	—	20	—	20
Credit derivatives*	—	—	24	24
Total liabilities	$—	$20	$334	$354

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$16,961	$—	$16,961
State and political subdivisions	—	78,297	—	78,297
Residential mortgage-backed securities	—	185,421	—	185,421
Collateralized mortgage obligations	—	3,602	—	3,602
Corporate bonds	—	79,190	27,986	107,176
Total available-for-sale securities	—	363,471	27,986	391,457
Equity securities:
Equity securities - financial services industry	1,076	—	—	1,076
Money market mutual funds	5,985	—	—	5,985
Total equity securities	7,061	—	—	7,061
Loans*	—	—	1,958	1,958
Interest rate swap*	—	13	—	13
Interest rate locks with customers*	—	527	—	527
Forward loan sale commitments*	—	61	—	61
Total assets	$7,061	$364,072	$29,944	$401,077
Liabilities:
Contingent consideration liability	$—	$—	$339	$339
Interest rate swaps*	—	50	—	50
Credit derivatives*	—	—	36	36
Total liabilities	$—	$50	$375	$425
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at September 30, 2018
Corporate bonds	$27,986	$—	$—	$—	$—	$(1,579)	$26,407
Loans	1,958	—	—	(110)	—	(47)	1,801
Credit derivatives	(36)	(75)	—	—	—	87	(24)
Net total	$29,908	$(75)	$—	$(110)	$—	$(1,539)	$28,184

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at September 30, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(233)	$28,545
Loans	2,138	—	—	(102)	—	(22)	2,014
Credit derivatives	(9)	(272)	—	—	—	149	(132)
Net total	$30,907	$(272)	$—	$(102)	$—	$(106)	$30,427

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2018
Girard Partners	339	—	67	38	310
Total contingent consideration liability	$339	$—	$67	$38	$310

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2017
Sterner Insurance Associates	$331	$—	$30	$(301)	$—
Girard Partners	5,668	—	5,350	41	359
Total contingent consideration liability	$5,999	$—	$5,380	$(260)	$359
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017:

	At September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$27,674	$27,674
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,433	1,433
Total	$—	$—	$30,357	$30,357

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$28,351	$28,351
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,843	1,843
Total	$—	$—	$31,444	$31,444

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2018 and December 31, 2017. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$84,110	$—	$—	$84,110	$84,110
Held-to-maturity securities	—	105,642	—	105,642	108,142
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	33,071
Loans held for sale	—	114	—	114	106
Net loans and leases held for investment	—	—	3,794,987	3,794,987	3,808,073
Servicing rights	—	—	11,935	11,935	6,715
Total assets	$84,110	$105,756	$3,806,922	$3,996,788	$4,040,217
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,148,565	$—	$—	$3,148,565	$3,148,565
Time deposits	—	661,806	—	661,806	671,483
Total deposits	3,148,565	661,806	—	3,810,371	3,820,048
Short-term borrowings	—	86,765	—	86,765	86,765
Long-term debt	—	142,862	—	142,862	145,430
Subordinated notes	—	96,063	—	96,063	94,514
Total liabilities	$3,148,565	$987,496	$—	$4,136,061	$4,146,757
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,508)	$—	$(2,508)	$—

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$75,409	$—	$—	$75,409	$75,409
Held-to-maturity securities	—	55,320	—	55,320	55,564
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	27,204
Loans held for sale	—	1,676	—	1,676	1,642
Net loans and leases held for investment	—	—	3,547,451	3,547,451	3,566,953
Servicing rights	—	—	10,046	10,046	6,573
Total assets	$75,409	$56,996	$3,557,497	$3,689,902	$3,733,345
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,980,170	$—	$—	$2,980,170	$2,980,170
Time deposits	—	574,737	—	574,737	574,749
Total deposits	2,980,170	574,737	—	3,554,907	3,554,919
Short-term borrowings	—	105,431	—	105,431	105,431
Long-term debt	—	156,834	—	156,834	155,828
Subordinated notes	—	98,075	—	98,075	94,331
Total liabilities	$2,980,170	$935,077	$—	$3,915,247	$3,910,509
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,414)	$—	$(2,414)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at September 30, 2018 and December 31, 2017.
Loans and leases held for investment: As of September 30, 2018, the fair values for loans and leases held for investment are estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers, adjusted as appropriate to consider credit, liquidity and marketability factors to arrive at a fair value that represents the Corporation's exit price at which these instruments would be sold or transferred. As of December 31, 2017, the fair values for loans and leases held for investment were estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and include components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment was made for specific credit risks in addition to general portfolio risk and is significant to the valuation. Loans and leases are classified within Level 3 in the fair value hierarchy.
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2018, impaired loans held for investment had a carrying amount of $28.7 million with a valuation allowance of $1.0 million. At December 31, 2017, impaired loans held for investment had a carrying amount of $28.5 million with a valuation allowance of $131 thousand. The Corporation had impaired leases of $1.3 million with no reserve at September 30, 2018 and December 31, 2017.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on SBA loans. At September 30, 2018 and December 31, 2017, servicing rights had a carrying amount of $6.7 million and $6.6 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2018, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During the nine months ended September 30, 2018, two properties had write-downs totaling $503 thousand, four properties were transferred into OREO with a fair value of $477 thousand and three properties were sold with total proceeds of $362 thousand. At September 30,

2018 and December 31, 2017, OREO had a carrying amount of $1.4 million and $1.8 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 13. Segment Reporting
At September 30, 2018, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

●
The Banking segment provides financial services to consumer and commercial customers and governmental units. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.

●
The Wealth Management segment offers trust and investment advisory services, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisory managing private investment accounts for both individuals and institutions.

●
The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and human resources consulting.

The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2018	At December 31, 2017	At September 30, 2017
Banking	$4,711,093	$4,466,301	$4,327,920
Wealth Management	38,042	34,600	34,903
Insurance	29,299	27,846	25,139
Other	23,564	26,115	29,401
Consolidated assets	$4,801,998	$4,554,862	$4,417,363

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$49,238	$9	$—	$8	$49,255
Interest expense	7,571	—	—	1,261	8,832
Net interest income	41,667	9	—	(1,253)	40,423
Provision for loan and lease losses	2,745	—	—	—	2,745
Noninterest income	5,070	5,795	3,845	151	14,861
Intangible expenses	240	136	103	—	479
Other noninterest expense	26,542	3,547	3,087	716	33,892
Intersegment (revenue) expense*	(512)	377	135	—	—
Income (expense) before income taxes	17,722	1,744	520	(1,818)	18,168
Income tax (benefit) expense	3,171	493	156	(616)	3,204
Net income (loss)	$14,551	$1,251	$364	$(1,202)	$14,964
Capital expenditures	$570	$73	$16	$86	$745

	Three Months Ended
	September 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$42,161	$4	$—	$7	$42,172
Interest expense	4,031	—	—	1,254	5,285
Net interest income	38,130	4	—	(1,247)	36,887
Provision for loan and lease losses	2,689	—	—	—	2,689
Noninterest income	4,993	5,428	3,620	68	14,109
Intangible expenses	357	168	165	—	690
Other noninterest expense	25,733	3,472	2,803	(3)	32,005
Intersegment (revenue) expense*	(264)	146	118	—	—
Income (expense) before income taxes	14,608	1,646	534	(1,176)	15,612
Income tax expense (benefit)	4,033	648	224	(489)	4,416
Net income (loss)	$10,575	$998	$310	$(687)	$11,196
Capital expenditures	$582	$5	$3	$178	$768

	Nine Months Ended
	September 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$139,204	$22	$—	$23	$139,249
Interest expense	18,781	—	—	3,783	22,564
Net interest income	120,423	22	—	(3,760)	116,685
Provision for loan and lease losses	20,207	—	—	—	20,207
Noninterest income	15,320	17,397	12,835	205	45,757
Intangible expenses	898	415	372	—	1,685
Restructuring charges	571	—	—	—	571
Other noninterest expense	80,790	10,969	9,425	403	101,587
Intersegment (revenue) expense*	(1,098)	686	412	—	—
Income (expense) before income taxes	34,375	5,349	2,626	(3,958)	38,392
Income tax expense (benefit)	5,006	1,636	775	(1,196)	6,221
Net income (loss)	$29,369	$3,713	$1,851	$(2,762)	$32,171
Capital expenditures	$2,360	$162	$25	$151	$2,698

	Nine Months Ended
	September 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$120,575	$6	$—	$17	$120,598
Interest expense	10,352	—	—	3,776	14,128
Net interest income	110,223	6	—	(3,759)	106,470
Provision for loan and lease losses	7,900	—	—	—	7,900
Noninterest income	16,945	15,965	11,913	265	45,088
Intangible expenses	1,151	506	238	—	1,895
Other noninterest expense	74,949	10,404	8,718	1,307	95,378
Intersegment (revenue) expense*	(792)	438	354	—	—
Income (expense) before income taxes	43,960	4,623	2,603	(4,801)	46,385
Income tax expense (benefit)	11,754	1,812	1,095	(2,106)	12,555
Net income (loss)	$32,206	$2,811	$1,508	$(2,695)	$33,830
Capital expenditures	$6,921	$27	$202	$262	$7,412
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

The following tables disaggregate the Corporation's revenue by major source for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$41,667	$9	$—	$(1,253)	$40,423

Noninterest income:
Trust fee income	—	1,960	—	—	1,960
Service charges on deposit accounts	1,454	—	—	—	1,454
Investment advisory commission and fee income	—	3,785	—	—	3,785
Insurance commission and fee income	—	—	3,643	—	3,643
Other service fee income (2)	2,032	50	202	—	2,284
Bank owned life insurance income (1)	708	—	—	157	865
Net gain on mortgage banking activities (1)	754	—	—	—	754
Other (loss) income (2)	122	—	—	(6)	116
Total noninterest income	$5,070	$5,795	$3,845	$151	$14,861

	Three Months Ended
	September 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$38,130	$4	$—	$(1,247)	$36,887

Noninterest income:
Trust fee income	—	1,924	—	—	1,924
Service charges on deposit accounts	1,371	—	—	—	1,371
Investment advisory commission and fee income	—	3,455	—	—	3,455
Insurance commission and fee income	—	—	3,492	—	3,492
Other service fee income (2)	1,947	49	127	—	2,123
Bank owned life insurance income (1)	675	—	—	67	742
Net gain on sales of investment securities (1)	6	—	—	1	7
Net gain on mortgage banking activities (1)	908	—	—	—	908
Other income (2)	86	—	1	—	87
Total noninterest income	$4,993	$5,428	$3,620	$68	$14,109

	Nine Months Ended
	September 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$120,423	$22	$—	$(3,760)	$116,685

Noninterest income:
Trust fee income	—	6,000	—	—	6,000
Service charges on deposit accounts	4,116	—	—	—	4,116
Investment advisory commission and fee income	—	11,246	—	—	11,246
Insurance commission and fee income	—	—	12,243	—	12,243
Other service fee income (2)	6,139	151	594	—	6,884
Bank owned life insurance income (1)	2,567	—	—	177	2,744
Net gain on sales of investment securities (1)	10	—	—	—	10
Net gain on mortgage banking activities (1)	2,412	—	—	—	2,412
Other (loss) income (2)	76	—	(2)	28	102
Total noninterest income	$15,320	$17,397	$12,835	$205	$45,757

	Nine Months Ended
	September 30, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Net interest income (1)	$110,223	$6	$—	$(3,759)	$106,470

Noninterest income:
Trust fee income	—	5,847	—	—	5,847
Service charges on deposit accounts	3,927	—	—	—	3,927
Investment advisory commission and fee income	—	9,969	—	—	9,969
Insurance commission and fee income	—	—	11,530	—	11,530
Other service fee income (2)	5,825	149	381	—	6,355
Bank owned life insurance income (1)	2,886	—	—	261	3,147
Net gain on sales of investment securities (1)	39	—	—	4	43
Net gain on mortgage banking activities (1)	3,558	—	—	—	3,558
Other income (2)	710	—	2	—	712
Total noninterest income	$16,945	$15,965	$11,913	$265	$45,088

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
A roll-forward of the remaining accrued restructuring expense for the nine months ended September 30, 2018 is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2018	$—	$—	$23	$23
Restructuring charges	366	48	157	571
Payments	(284)	—	(30)	(314)
Non-cash settlement	—	(48)	—	(48)
Accrued at September 30, 2018	$82	$—	$150	$232

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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net income	$14,964	$11,196	$3,768	33.7%	$32,171	$33,830	$(1,659)	(4.9)%
Net income per share:
Basic	$0.51	$0.42	$0.09	21.4	$1.10	$1.27	$(0.17)	(13.4)
Diluted	0.51	0.42	0.09	21.4	1.09	1.27	(0.18)	(14.2)
Return on average assets	1.23%	1.01%	22 BP	21.8	0.92%	1.05%	(13) BP	(12.4)
Return on average equity	9.70	8.43	127 BP	15.1	7.05	8.73	(168) BP	(19.2)
The Corporation reported net income of $15.0 million, or $0.51 diluted earnings per share, for the three months ended September 30, 2018, compared to net income of $11.2 million, or $0.42 diluted earnings per share, for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $32.2 million, or $1.09 diluted earnings per share, compared to net income of $33.8 million, or $1.27 diluted earnings per share, for the nine months ended September 30, 2017.

The financial results for the nine months ended September 30, 2018 included a pre-tax charge to the provision for loan and lease losses of $12.7 million (after-tax charge of $10.1 million) in the second quarter of 2018, which represented $0.34 diluted earnings per share, related to alleged fraudulent activities perpetrated by one or more employees of a borrower. In addition, the financial results for the nine months ended September 30, 2018 included tax-free bank owned life insurance ("BOLI") death benefit claims of $446 thousand during the second quarter of 2018, which represented $0.02 diluted earnings per share, as well as restructuring costs related to financial center closures of $451 thousand, net of tax, or $0.02 of diluted earnings per share, recognized in the first quarter of 2018. There were no restructuring costs during the nine months ended September 30, 2017

The financial results for the nine months ended September 30, 2017 included a tax-free BOLI death benefit claim of $889 thousand recognized in the second quarter of 2017, which represented $0.03 diluted earnings per share.

The financial results for the three and nine months ended September 30, 2018 also included a reduction in the Corporation's statutory federal income tax rate from 35% to 21% effective January 1, 2018 in accordance with the Tax Cuts and Jobs Act of 2017 (“TCJA”).
Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income and interest expense and the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2018 and 2017. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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
The statutory federal tax rate utilized in the respective tables and analyses was 21% for the three and nine months ended September 30, 2018 and was 35% for the three and nine months ended September 30, 2017.
Three and nine months ended September 30, 2018 versus 2017
Reported net interest income for the three months ended September 30, 2018 was $40.4 million, an increase of $3.5 million, or 9.6%, compared to the three months ended September 30, 2017. Net interest income on a tax-equivalent basis for the three months ended September 30, 2018 was $41.1 million, an increase of $2.8 million, or 7.3%, compared to the three months ended September 30, 2017. Reported net interest income for the nine months ended September 30, 2018 was $116.7 million, an increase of $10.2 million, or 9.6%, compared to the same period in 2017. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2018 was $118.7 million, an increase of $8.0 million, or 7.2%, compared to the same period in 2017.
The increase in reported and tax-equivalent net interest income for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the growth in average loans of 10.2% and interest free funding through growth in average equity of 17.7%.
The net interest margin on a tax-equivalent basis for the third quarter of 2018 was 3.71%, compared to 3.80% for the third quarter of 2017. The net interest margin on a tax-equivalent basis for the nine months ended September 30, 2018 was 3.72%, compared to 3.78% for the nine months ended September 30, 2017. The favorable impact of purchase accounting accretion was three basis points ($343 thousand) for the three months ended September 30, 2018, compared to 11 basis points ($1.1 million) for the three months ended September 30, 2017. The favorable impact of purchase accounting accretion was three basis points ($838 thousand) for the nine months ended September 30, 2018, compared to nine basis points ($2.6 million) for the nine months ended September 30, 2017.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$80,678	$398	1.96%	$43,941	$133	1.20%
U.S. government obligations	22,331	90	1.60	31,126	110	1.40
Obligations of states and political subdivisions	68,703	581	3.36	81,114	846	4.14
Other debt and equity securities	362,388	2,258	2.47	347,622	1,745	1.99
Federal funds sold and other earning assets	31,107	484	6.17	28,063	375	5.30
Total interest-earning deposits, investments, federal funds sold and other earning assets	565,207	3,811	2.68	531,866	3,209	2.39
Commercial, financial and agricultural loans	796,593	10,184	5.07	762,418	8,656	4.50
Real estate—commercial and construction loans	1,729,538	20,527	4.71	1,549,799	17,999	4.61
Real estate—residential loans	880,589	10,447	4.71	770,839	8,751	4.50
Loans to individuals	32,057	499	6.18	27,509	416	6.00
Municipal loans and leases	316,149	3,037	3.81	281,509	3,208	4.52
Lease financings	77,369	1,409	7.23	75,161	1,331	7.03
Gross loans and leases	3,832,295	46,103	4.77	3,467,235	40,361	4.62
Total interest-earning assets	4,397,502	49,914	4.50	3,999,101	43,570	4.32
Cash and due from banks	48,737			46,969
Reserve for loan and lease losses	(26,099)			(21,425)
Premises and equipment, net	60,622			65,025
Other assets	336,559			326,662
Total assets	$4,817,321			$4,416,332
Liabilities:
Interest-bearing checking deposits	$465,992	$541	0.46	$438,956	$132	0.12
Money market savings	813,769	2,664	1.30	587,590	919	0.62
Regular savings	787,383	581	0.29	904,528	646	0.28
Time deposits	633,552	2,492	1.56	557,757	1,371	0.98
Total time and interest-bearing deposits	2,700,696	6,278	0.92	2,488,831	3,068	0.49
Short-term borrowings	129,365	584	1.79	72,719	169	0.92
Long-term debt	148,323	709	1.90	207,057	794	1.52
Subordinated notes	94,480	1,261	5.30	94,238	1,254	5.28
Total borrowings	372,168	2,554	2.72	374,014	2,217	2.35
Total interest-bearing liabilities	3,072,864	8,832	1.14	2,862,845	5,285	0.73
Noninterest-bearing deposits	1,091,931			991,487
Accrued expenses and other liabilities	40,723			34,968
Total liabilities	4,205,518			3,889,300
Shareholders’ Equity:
Common stock	157,784			144,559
Additional paid-in capital	291,499			231,575
Retained earnings and other equity	162,520			150,898
Total shareholders’ equity	611,803			527,032
Total liabilities and shareholders’ equity	$4,817,321			$4,416,332
Net interest income		$41,082			$38,285
Net interest spread			3.36			3.59
Effect of net interest-free funding sources			0.35			0.21
Net interest margin			3.71%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	143.11%			139.69%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended September 30, 2018 and 2017 have been calculated using the
Corporation’s federal applicable rate of 21% and 35%, respectively.

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$45,931	$622	1.81%	$23,624	$188	1.06%
U.S. government obligations	23,139	275	1.59	32,862	329	1.34
Obligations of states and political subdivisions	71,429	1,777	3.33	83,424	2,654	4.25
Other debt and equity securities	359,324	6,530	2.43	349,930	5,047	1.93
Federal funds sold and other earning assets	30,992	1,497	6.46	27,952	1,129	5.40
Total interest-earning deposits, investments, federal funds sold and other earning assets	530,815	10,701	2.70	517,792	9,347	2.41
Commercial, financial and agricultural loans	796,520	28,834	4.84	748,489	24,669	4.41
Real estate—commercial and construction loans	1,664,183	57,189	4.59	1,504,024	50,368	4.48
Real estate—residential loans	857,442	30,168	4.70	753,186	25,466	4.52
Loans to individuals	29,683	1,356	6.11	28,304	1,222	5.77
Municipal loans and leases	313,710	8,890	3.79	281,347	9,513	4.52
Lease financings	75,853	4,106	7.24	77,050	4,230	7.34
Gross loans and leases	3,737,391	130,543	4.67	3,392,400	115,468	4.55
Total interest-earning assets	4,268,206	141,244	4.42	3,910,192	124,815	4.27
Cash and due from banks	45,490			44,257
Reserve for loan and lease losses	(24,027)			(20,045)
Premises and equipment, net	61,194			65,076
Other assets	335,433			328,010
Total assets	$4,686,296			$4,327,490
Liabilities:
Interest-bearing checking deposits	$451,542	$1,216	0.36	$437,099	$355	0.11
Money market savings	722,859	5,765	1.07	560,071	2,177	0.52
Regular savings	808,276	1,720	0.28	849,629	1,441	0.23
Time deposits	576,540	5,810	1.35	565,437	3,747	0.89
Total time and interest-bearing deposits	2,559,217	14,511	0.76	2,412,236	7,720	0.43
Short-term borrowings	174,002	2,187	1.68	120,390	756	0.84
Long-term debt	153,211	2,083	1.82	185,315	1,876	1.35
Subordinated notes	94,420	3,783	5.36	94,177	3,776	5.36
Total borrowings	421,633	8,053	2.55	399,882	6,408	2.14
Total interest-bearing liabilities	2,980,850	22,564	1.01	2,812,118	14,128	0.67
Noninterest-bearing deposits	1,055,456			960,797
Accrued expenses and other liabilities	40,154			36,581
Total liabilities	4,076,460			3,809,496
Shareholders’ Equity:
Common stock	157,784			144,559
Additional paid-in capital	290,746			230,793
Retained earnings and other equity	161,306			142,642
Total shareholders’ equity	609,836			517,994
Total liabilities and shareholders’ equity	$4,686,296			$4,327,490
Net interest income		$118,680			$110,687
Net interest spread			3.41			3.60
Effect of net interest-free funding sources			0.31			0.18
Net interest margin			3.72%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities	143.19%			139.05%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the nine months ended September 30, 2018 and 2017 have been calculated using the
Corporation’s federal applicable rate of 21% and 35%, respectively.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2018 Versus 2017			September 30, 2018 Versus 2017
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$151	$114	$265	$248	$186	$434
U.S. government obligations	(34)	14	(20)	(108)	54	(54)
Obligations of states and political subdivisions	(119)	(146)	(265)	(350)	(527)	(877)
Other debt and equity securities	77	436	513	140	1,343	1,483
Federal funds sold and other earning assets	43	66	109	131	237	368
Interest on deposits, investments, federal funds sold and other earning assets	118	484	602	61	1,293	1,354
Commercial, financial and agricultural loans	400	1,128	1,528	1,653	2,512	4,165
Real estate—commercial and construction loans	2,129	399	2,528	5,543	1,278	6,821
Real estate—residential loans	1,277	419	1,696	3,652	1,050	4,702
Loans to individuals	71	12	83	61	73	134
Municipal loans and leases	368	(539)	(171)	1,019	(1,642)	(623)
Lease financings	40	38	78	(66)	(58)	(124)
Interest and fees on loans and leases	4,285	1,457	5,742	11,862	3,213	15,075
Total interest income	4,403	1,941	6,344	11,923	4,506	16,429
Interest expense:
Interest-bearing checking deposits	9	400	409	12	849	861
Money market savings	453	1,292	1,745	773	2,815	3,588
Regular savings	(87)	22	(65)	(65)	344	279
Time deposits	209	912	1,121	76	1,987	2,063
Interest on time and interest-bearing deposits	584	2,626	3,210	796	5,995	6,791
Short-term borrowings	187	228	415	441	990	1,431
Long-term debt	(256)	171	(85)	(364)	571	207
Subordinated notes	3	4	7	7	—	7
Interest on borrowings	(66)	403	337	84	1,561	1,645
Total interest expense	518	3,029	3,547	880	7,556	8,436
Net interest income	$3,885	$(1,088)	$2,797	$11,043	$(3,050)	$7,993

Interest Income
Three and nine months ended September 30, 2018 versus 2017
Interest income on a tax-equivalent basis for the three months ended September 30, 2018 was $49.9 million, an increase of $6.3 million, or 14.6%, from the same period in 2017. Interest income on a tax-equivalent basis for the nine months ended September 30, 2018 was $141.2 million, an increase of $16.4 million, or 13.2% from the same period in 2017. The increase in interest income (tax-equivalent) for the three and nine months ended September 30, 2018 was primarily due to organic loan growth in commercial real estate, commercial business and residential real estate loans. In addition, loan yields increased as the Federal Reserve increased interest rates 75 basis points in 2017 and 75 basis points in 2018. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point ($182 thousand) for the three months ended September 30, 2018, compared to a favorable impact of five basis points ($527 thousand) for the same period in the prior year. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point ($308 thousand) for the nine months ended September 30, 2018, compared to a favorable impact of three basis points ($837 thousand) for the same period in the prior year.
Interest Expense
Three and nine months ended September 30, 2018 versus 2017
Interest expense for the three months ended September 30, 2018 was $8.8 million, an increase of $3.5 million, or 67.1%, from the same period in 2017. Interest expense for the nine months ended September 30, 2018 was $22.6 million, an increase of $8.4 million, or 59.7%, from the same period in 2017. The increase in interest expense for the three months ended September 30, 2018 was primarily due to higher deposit and borrowing costs, which were impacted by the Federal Reserve interest rate increases in 2017 and 2018. The favorable impact of purchase accounting amortization on interest-bearing liabilities was two basis points ($161 thousand) for the three months ended September 30, 2018, compared to a favorable impact of eight basis points ($539 thousand) for the same period in the prior year. The favorable impact of purchase accounting amortization on interest-bearing liabilities was three basis points ($529 thousand) for the nine months ended September 30, 2018, compared to a favorable impact of eight basis points ($1.7 million) for the same period in the prior year.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three months ended September 30, 2018 was $2.7 million, consistent with the same period in 2017. Net and lease charge-offs for the three months ended September 30, 2018 were $1.0 million compared to $3.1 million for the same period in the prior year.
The provision for loan and lease losses for the nine months ended September 30, 2018 was $20.2 million compared to $7.9 million for the same period in 2017. Net loan and lease charge-offs for the nine months ended September 30, 2018 were $14.4 million compared to $4.9 million for the same period in the prior year. The increase in both the provision for loan and leases losses and loan and lease charge-offs for the nine months ended September 30, 2018 was primarily due to the $12.7 million commercial loan charge-off during the second quarter of 2018 previously discussed in the Executive Overview.

Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Trust fee income	$1,960	$1,924	$36	1.9%	$6,000	$5,847	$153	2.6%
Service charges on deposit accounts	1,454	1,371	83	6.1	4,116	3,927	189	4.8
Investment advisory commission and fee income	3,785	3,455	330	9.6	11,246	9,969	1,277	12.8
Insurance commission and fee income	3,643	3,492	151	4.3	12,243	11,530	713	6.2
Other service fee income	2,284	2,123	161	7.6	6,884	6,355	529	8.3
Bank owned life insurance income	865	742	123	16.6	2,744	3,147	(403)	(12.8)
Net gain on sales of investment securities	—	7	(7)	N/M	10	43	(33)	(76.7)
Net gain on mortgage banking activities	754	908	(154)	(17.0)	2,412	3,558	(1,146)	(32.2)
Other income	116	87	29	33.3	102	712	(610)	(85.7)
Total noninterest income	$14,861	$14,109	$752	5.3%	$45,757	$45,088	$669	1.5%

Three and nine months ended September 30, 2018 versus 2017

Noninterest income for the three months ended September 30, 2018 was $14.9 million, an increase of $752 thousand, or 5.3%, from the three months ended September 30, 2017. Noninterest income for the nine months ended September 30, 2018 was $45.8 million, an increase of $669 thousand, or 1.5%, from the same period in the prior year.

Investment advisory commission and fee income increased $330 thousand, or 9.6%, for the three months and $1.3 million, or 12.8%, for the nine months ended September 30, 2018, primarily due to new customer relationships and continued favorable market performance. Insurance commission and fee income increased $151 thousand, or 4.3%, for the three months and $713 thousand, or 6.2%, for the nine months ended September 30, 2018, primarily due to an increase in group life and health premiums and an increase in contingent commission income of $374 thousand, which is largely recognized in the first quarter of the year. Other service fee income increased $161 thousand, or 7.6%, for the three months and $529 thousand, or 8.3%, for the nine months ended September 30, 2018, primarily due to increases in debit card interchange income, mortgage servicing fees and human resource and payroll consulting services within the insurance line of business. Service charges on deposit accounts increased $83 thousand, or 6.1%, for the three months and $189 thousand, or 4.8%, for the nine months ended September 30, 2018, primarily due to increased fee income on cash management accounts.

BOLI income decreased $403 thousand for the nine months ended September 30, 2018 primarily due to proceeds from BOLI death benefits of $446 thousand in the second quarter of 2018 compared to $889 thousand in the second quarter of 2017. The net gain on mortgage banking decreased $154 thousand, or 17.0%, for the three months and $1.1 million, or 32.2%, for the nine months ended September 30, 2018, primarily due to a decrease in refinance mortgage volume, a shortage of housing supply and the Bank retaining, on balance-sheet, a higher percentage of its mortgage originations. Such on balance-sheet loans are predominantly hybrid adjustable rate mortgages. Other income decreased $610 thousand, or 85.7%, for the nine months ended September 30, 2018. The decrease in the nine months ended September 30, 2018 was primarily due to a net loss of $325 thousand related to valuations and sales of other real estate owned and sales of closed branches as compared to a net gain of $245 thousand of such assets in the nine months ended September 30, 2017.

Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries, benefits and commissions	$20,321	$19,185	$1,136	5.9%	$61,033	$56,652	$4,381	7.7%
Net occupancy	2,515	2,523	(8)	(0.3)	7,805	7,872	(67)	(0.9)
Equipment	1,042	1,019	23	2.3	3,132	3,043	89	2.9
Data processing	2,339	2,118	221	10.4	6,662	6,257	405	6.5
Professional fees	1,370	1,447	(77)	(5.3)	4,056	3,934	122	3.1
Marketing and advertising	461	271	190	70.1	1,368	1,125	243	21.6
Deposit insurance premiums	544	409	135	33.0	1,387	1,262	125	9.9
Intangible expenses	479	690	(211)	(30.6)	1,685	1,895	(210)	(11.1)
Restructuring charges	—	—	—	—	571	—	571	N/M
Other expense	5,300	5,033	267	5.3	16,144	15,233	911	6.0
Total noninterest expense	$34,371	$32,695	$1,676	5.1%	$103,843	$97,273	$6,570	6.8%

Three and nine months ended September 30, 2018 versus 2017

Noninterest expense for the three months ended September 30, 2018 was $34.4 million, an increase of $1.7 million, or 5.1%, from the three months ended September 30, 2017. Noninterest expense for the nine months ended September 30, 2018 was $103.8 million, an increase of $6.6 million, or 6.8%, from the comparable period in the prior year.

Salaries, benefits and commissions increased $1.1 million, or 5.9%, for the three months and $4.4 million, or 7.7%, for the nine months ended September 30, 2018, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our financial center footprint in Lancaster County and annual merit increases. Data processing expense increased $221 thousand for the three months and $405 thousand for the nine months ended September 30, 2018 primarily due to increased investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Marketing and advertising expense increased $190 thousand for the three months and $243 thousand for the nine months ended September 30, 2018 primarily related to deposit product campaigns. Other expense increased $267 thousand for the three months and $911 thousand for the nine months ended September 30, 2018 primarily due to increases in Bank shares tax, loan processing expenses and increased corporate development expenses. Restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the first quarter of 2018. There were no restructuring costs during the nine months ended September 30, 2017. Excluding restructuring costs, noninterest expense for the nine months increased $6.0 million or 6.2% from the comparable period in 2017.
Tax Provision
The provision for income taxes for the three months ended September 30, 2018 and 2017 was $3.2 million and $4.4 million, at effective rates of 17.6% and 28.3%, respectively. The provision for income taxes for the nine months ended September 30, 2018 and 2017 was $6.2 million and $12.6 million, at effective rates of 16.2% and 27.1%, respectively. As previously discussed, the Corporation's statutory federal tax rate was reduced to 21% effective January 1, 2018 in accordance with the TCJA. The Corporation's effective income tax rate for the nine months ended September 30, 2018 was favorably impacted by discrete tax benefits and proceeds from BOLI death benefits. Excluding these discrete items, the effective tax rate was 18.3% for the nine months ended September 30, 2018, which reflects the impact of the Corporation's level of tax-exempt income for the period relative to the overall level of taxable income.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At September 30, 2018	At December 31, 2017	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$84,110	$75,409	$8,701	11.5
Investment securities	447,339	454,082	(6,743)	(1.5)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	33,071	27,204	5,867	21.6
Loans held for sale	106	1,642	(1,536)	(93.5)
Loans and leases held for investment	3,866,169	3,620,067	246,102	6.8
Reserve for loan and lease losses	(27,371)	(21,555)	(5,816)	(27.0)
Premises and equipment, net	60,393	61,797	(1,404)	(2.3)
Goodwill and other intangibles, net	184,964	186,468	(1,504)	(0.8)
Bank owned life insurance	110,392	108,246	2,146	2.0
Accrued interest receivable and other assets	42,825	41,502	1,323	3.2
Total assets	$4,801,998	$4,554,862	$247,136	5.4%
Investment Securities
Total investments securities at September 30, 2018 decreased $6.7 million from December 31, 2017. Maturities and pay-downs of $55.3 million, calls of $8.4 million, sales of $1.0 million and decreases in the fair value of available-for-sale investment securities of $9.4 million were partially off-set by purchases of $69.2 million. The decrease in the fair value of available-for-sale investment securities was due to increased interest rates during the year.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $18.3 million and $12.5 million at September 30, 2018 and December 31, 2017, respectively. FHLB stock increased $5.8 million mainly due to purchase requirements related to the increase in FHLB borrowing volume during the year.
The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at September 30, 2018 and December 31, 2017.
Loans and Leases
Gross loans and leases held for investment grew $246.1 million, or 6.8%, from December 31, 2017. The growth in loans was primarily in commercial real estate, commercial business and residential real estate loans.
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
At September 30, 2018, the recorded investment in loans and leases held for investment that were considered to be impaired was $30.0 million. The related reserve for loan and lease losses was $1.0 million. At December 31, 2017, the recorded investment in loans and leases that were considered to be impaired was $29.7 million. The related reserve for loan and lease losses was $131 thousand. During the first quarter of 2018, one commercial real-estate loan totaling $12.3 million was placed on non-accrual status. This was partially offset by troubled debt restructured commercial real estate loans for another borrower totaling $10.3 million being returned to performing status during the first quarter of 2018 as the borrower was in compliance with the modified terms of the restructuring for the required time period. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
Other real estate owned was $1.4 million at September 30, 2018, compared to $1.8 million at December 31, 2017. During the nine months ended September 30, 2018, two residential properties with a carrying value of $403 thousand and two parcels of land with a carrying value of $74 thousand was transferred to other real estate owned and three residential properties with a carrying value of $366 thousand were sold for a net loss of $4 thousand. Additionally, the market value of a parcel of land was written down by $460 thousand based on a potential agreement to sell the property and the market value of a residential property was written down by $43 thousand to reflect current market conditions.
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
The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $437 thousand and $390 thousand at September 30, 2018 and December 31, 2017, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

(Dollars in thousands)	At September 30, 2018	At December 31, 2017
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$2,795	$4,448
Real estate—commercial	18,425	4,285
Real estate—construction	106	365
Real estate—residential	4,691	3,820
Lease financings	1,542	1,599
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	27,559	14,517
Accruing troubled debt restructured loans and lease modifications not included in the above	766	11,435
Accruing loans and leases 90 days or more past due:
Real estate—commercial	83	—
Real estate—residential	128	310
Loans to individuals	165	195
Lease financings	848	256
Total accruing loans and leases, 90 days or more past due	1,224	761
Total nonperforming loans and leases	29,549	26,713
Other real estate owned	1,433	1,843
Total nonperforming assets	$30,982	$28,556
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.71%	0.40%
Nonperforming loans and leases / loans and leases held for investment	0.76	0.74
Nonperforming assets / total assets	0.65	0.63

Allowance for loan and lease losses	$27,371	$21,555
Allowance for loan and lease losses / loans and leases held for investment	0.71%	0.60%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.79	0.70
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	99.32	148.48
Allowance for loan and lease losses / nonperforming loans and leases held for investment	92.63	80.69
Acquired credit impaired loans	$900	$1,583

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.79%	0.78%
Nonperforming assets and acquired credit impaired loans / total assets	0.66	0.66
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,324	$2,513

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2018	At December 31, 2017
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$27,559	$14,517
Nonaccrual loans and leases with partial charge-offs	3,490	5,397
Life-to-date partial charge-offs on nonaccrual loans and leases	2,667	4,107
Charge-off rate of nonaccrual loans and leases with partial charge-offs	43.3%	43.2%
Specific reserves on impaired loans	$1,048	$131
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $812 thousand and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. The amortization of intangible assets was $2.6 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2018 and December 31, 2017. The Corporation also has goodwill with a net carrying value of $172.6 million at September 30, 2018 and December 31, 2017, which is deemed to be an indefinite intangible asset and is not amortized.
The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2018 and 2017. Since the last annual impairment analysis during 2017, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2018	At December 31, 2017	Change
			Amount	Percent
Deposits	$3,820,048	$3,554,919	$265,129	7.5%
Short-term borrowings	86,765	105,431	(18,666)	(17.7)
Long-term debt	145,430	155,828	(10,398)	(6.7)
Subordinated notes	94,514	94,331	183	0.2
Accrued interest payable and other liabilities	40,999	40,979	20	N/M
Total liabilities	$4,187,756	$3,951,488	$236,268	6.0%

Deposits
Total deposits increased $265.1 million, or 7.5%, from December 31, 2017, primarily due to increases in commercial, public funds and consumer time deposits.
Borrowings
Total borrowings decreased $28.9 million from December 31, 2017, primarily due to a decrease in short-term borrowings of $18.7 million and repayment of long-term FHLB debt of $10.0 million in the third quarter of 2018. The increase in seasonal public funds deposits and time deposits reduce the need to borrow short-term funds.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2018	At December 31, 2017	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	N/M
Additional paid-in capital	291,992	290,133	1,859	0.6
Retained earnings	235,658	216,761	18,897	8.7
Accumulated other comprehensive loss	(28,664)	(17,771)	(10,893)	(61.3)
Treasury stock	(42,528)	(43,533)	1,005	2.3
Total shareholders’ equity	$614,242	$603,374	$10,868	1.8%

The increase in shareholder's equity at September 30, 2018 of $10.9 million from December 31, 2017 was primarily related to an increase in retained earnings of $18.9 million. Retained earnings at September 30, 2018 were impacted by the nine months of net income of $32.2 million and the reclassification of $3.9 million and $433 thousand from accumulated other comprehensive income related to the January 1, 2018 adoption of ASU 2016-01 and ASU 2018-02, respectively, partially offset by cash dividends declared of $17.6 million. Accumulated other comprehensive loss increased by $10.9 million mainly attributable to decreases in the fair value of available-for-sale investment securities of $7.4 million, net of tax, and the reclassification to retained earnings from the previously discussed adoption of ASU 2016-01 and ASU 2018-02 ($3.0 million related to the defined benefit pension plans and $1.4 million related to investment securities). Treasury stock decreased by $1.0 million primarily due to the issuance of restricted stock.

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

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of September 30, 2018 and December 31, 2017 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$591,928	13.87%	$341,489	8.00%	$426,861	10.00%
Bank	491,854	11.59	339,613	8.00	424,516	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	469,309	10.99	256,117	6.00	341,489	8.00
Bank	463,749	10.92	254,709	6.00	339,613	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	469,309	10.99	192,087	4.50	277,460	6.50
Bank	463,749	10.92	191,032	4.50	275,935	6.50
Tier 1 Capital (to Average Assets):
Corporation	469,309	10.07	186,356	4.00	232,944	5.00
Bank	463,749	10.01	185,237	4.00	231,546	5.00
At December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$563,797	14.00%	$322,148	8.00%	$402,685	10.00%
Bank	464,851	11.62	320,003	8.00	400,004	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	241,611	6.00	322,148	8.00
Bank	442,613	11.07	240,002	6.00	320,003	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	181,208	4.50	261,745	6.50
Bank	442,613	11.07	180,002	4.50	260,002	6.50
Tier 1 Capital (to Average Assets):
Corporation	447,228	10.48	170,753	4.00	213,441	5.00
Bank	442,613	10.45	169,453	4.00	211,816	5.00
At September 30, 2018 and December 31, 2017, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and Total capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2018, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 1.875% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At September 30, 2018, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the phase in of the capital conservation buffer as well as the impact of new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) on its regulatory capital ratios. See Note 1 to the financial statements included in Part I, Item I of this Form 10-Q for additional information.

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
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.6 billion. At September 30, 2018 and December 31, 2017, the carrying amount of overnight borrowings with the FHLB was $17.0 million and $30.2 million, respectively. At September 30, 2018 and December 31, 2017, the carrying amount of long-term borrowings with the FHLB was $115.0 million and $125.0 million, respectively. At September 30, 2018 and December 31, 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $382.9 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks totaling $367.0 million at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the Corporation had $50.0 million and $55.0 million, respectively, of outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $66.2 million and $52.0 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At September 30, 2018 and December 31, 2017, the Corporation had no outstanding borrowings under this line.

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

Recent Regulatory and Legislative Developments
On August 17, 2018, the SEC issued Release No. 33-10532, "Disclosure Update and Simplification." This rule amends certain disclosure requirements that were redundant with or superseded by other SEC disclosure requirements or U.S. GAAP or for changes in the information environment. The changes are generally expected to reduce or eliminate some of a SEC registrant's disclosures in certain topics but some provisions require additional disclosures. The rule extends to interim periods the annual disclosure requirement under Regulation S-X of presenting changes in shareholders' equity for the current and comparative year-to-date interim periods. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should include a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. The amendments are effective on November 5, 2018. The Corporation currently includes year-to-date changes in shareholders' equity in the Form 10-Q and will additionally provide the quarterly changes in shareholders' equity in the Form 10-Q for the quarter ending March 31, 2019. The Corporation continues to analyze the amended disclosure requirements under this rule, but does not believe that such changes will materially impact the Corporation’s disclosures.

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
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2018	—	$—	—	1,014,246
August 1 – 31, 2018	—	—	—	1,014,246
September 1 – 30, 2018	—	—	—	1,014,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: November 2, 2018	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)