Form 10-K
period 2018-12-31
UNIVEST FINANCIAL Corp
filed 2019-02-28
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
Commission File number 0-7617

 UNIVEST FINANCIAL CORPORATION
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $790,045,535 as of June 30, 2018 based on the June 30, 2018 closing price of the Registrant's Common Stock of $27.50 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,289,730
(Title of Class)	(Number of shares outstanding at February 14, 2019)

DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 16, 2019.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below as well as the risk factors described in Item 1A. “Risk Factors”:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting various lines of business;

•	Legislative, regulatory and accounting changes;

•	Demand for our financial products and services in our market area;

•	Volatility in interest rates;

•	The composition and credit quality of our loan and investment portfolios;

•	Our ability to access cost-effective funding;

•	Our ability to continue to implement our business strategies;

•	Our ability to manage market risk, credit risk and operational risk;

•	Timing of revenue and expenditures;

•	Returns on investment decisions;

•	System failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers;

•	Our ability to retain key employees;

•	Other risks and uncertainties, including those occurring in the U.S. and world financial systems; and

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the report. Univest Financial Corporation (the Corporation) expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Item 1.	Business

General

The Corporation is a Pennsylvania corporation, organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. Effective January 1, 2019, the name of the Corporation was changed from Univest Corporation of Pennsylvania to Univest Financial Corporation. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the Bank). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation’s and the Bank’s legal headquarters are located at 14 North Main Street, Souderton, PA 18964. At December 31, 2018, the Corporation had total assets of $5.0 billion, net loans and leases of $4.0 billion, total deposits of $3.9 billion and total shareholders’ equity of $624.1 million.

The Bank is a Pennsylvania state-chartered bank and trust company. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia.

The Bank is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services throughout its markets of operation. Effective January 1, 2019, the Bank's wealth management segment was re-branded under the Girard name with associated name changes of several subsidiaries while continuing to provide fiduciary services, investment management, and financial and retirement planning. The Bank is the parent company of Girard Investment Services, LLC (formerly Univest Investments, Inc.), a full-service registered broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC (formerly Girard Partners Ltd.), a registered investment advisory firm, Girard Pension Services, LLC (formerly TCG Investment Advisory, Inc.), a registered investment advisor, which provides investment consulting and management services to municipal entities. Girard Investments has two offices in Pennsylvania. Girard Advisory Services is headquartered in King of Prussia, Pennsylvania with a satellite office in Florida. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency and Univest Capital, Inc., an equipment financing business. Univest Insurance has three offices in Pennsylvania and one in Maryland. The Bank's former subsidiary, Delview, Inc. was dissolved effective January 1, 2019.

At December 31, 2018, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. For more detailed discussion and financial information on the business segments, see Note 22, “Segment Reporting” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Employees

At December 31, 2018, the Corporation and its subsidiaries employed approximately 841 individuals. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The Corporation provides banking and financial services to customers primarily in Bucks, Berks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia counties in Pennsylvania and Atlantic and Cape May counties in New Jersey. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where twenty-four out of our thirty-nine financial centers are located. The acquisition of Fox Chase Bancorp (Fox Chase) on July 1, 2016 expanded the Corporation's presence in Montgomery, Bucks, Philadelphia, and Chester counties in Pennsylvania and into Cape May County in New Jersey. During 2017, the Corporation opened a financial center in Northampton County and three financial centers in Lancaster County, Pennsylvania. During 2018, the Corporation opened an additional financial center in Lancaster County, Pennsylvania.

Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retail, schools and universities and meat processing. Major companies throughout the two counties include Merck and Company, Abington Hospital-Jefferson Health, SmithKline Beecham, Hatfield Quality Meats, St. Mary Medical Center, Giant Food Stores LLC, Doylestown Hospital, Grand View Health, Central Bucks School District, Pennsbury School District and Northtec LLC. Unemployment rates at December 2018 were 3.1% in Montgomery County and 3.4% in Bucks County, lower than Pennsylvania’s state unemployment rate of 4.0% and the federal unemployment rate of 3.7%, according to the Bureau of Labor Statistics.

The Corporation ranks fifth in deposit market share in Montgomery County with thirteen financial centers and sixth in Bucks County with eleven financial centers, with 6.4% of total combined deposit market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 4% to 832,000 from the year 2010 to 2019, and is expected to grow another 1.9% through 2024, while Bucks County’s population has increased 0.7% to 630,000 during the same period, and is expected to grow 0.7% through 2024, according to SNL Financial. The median age is 41 years and 44 years in Montgomery and Bucks counties, respectively, consistent with the median age of 41 years in Pennsylvania and slightly higher than the median age in the United States of 38 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $91,000 for Montgomery County and $87,000 for Bucks County during 2018 and is expected to increase 7% for Montgomery County and 7% for Bucks County through 2024, according to SNL Financial. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania of $62,000 and the United States at $63,000 during 2018.

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

Other competitors, including credit unions, consumer finance companies, insurance companies, wealth management providers, leasing companies, financial technology companies and mutual funds, compete with certain lending and deposit gathering services and insurance and wealth management services offered by the Bank and its operating segments.

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

The Corporation is a registered bank holding company, subject to the provisions of the Bank Holding Company Act of 1956, as amended. The Corporation is subject to the reporting requirements of the Board of Governors of the Federal Reserve System (the Board); and the Corporation, together with its subsidiaries, is subject to examination by the Board. The Federal Reserve Act limits the amount of credit that a member bank may extend to its affiliates, and the amount of its funds that it may invest in or lend on the collateral of the securities of its affiliates. Under the Federal Deposit Insurance Act, insured banks are subject to the same limitations.

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2018. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

•
Increased the FDIC assessment for depository institutions with assets of $10 billion or more, changed the basis for determining FDIC premiums from insured deposits to consolidated assets less tangible capital and increased the minimum reserve ratio for the deposit insurance fund to 1.35% by September 30, 2020. On September 30, 2018, the deposit insurance fund reserve ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%, ahead of the target date of September 30, 2020. The FDIC will not be lowering rates until a target ratio of 2.0% is reached. The FDIC will be giving small banks credits for their portion of assessments that contributed to the growth in the reserve ratio between 1.15% and 1.35%.

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

4

•
Created a financial stability oversight council responsible for recommending to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

Basel III
In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. Basel III generally implements higher minimum capital requirements, adds a common equity Tier 1 capital requirement, and establishes criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the rules (10.0% to be considered “well capitalized”). Under BASEL III, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. BASEL III permits institutions, other than certain large institutions, to elect to continue to treat most components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect these items in common equity Tier 1 calculations (such as unrealized gains and losses on available-for-sale securities, amounts recorded in accumulated other comprehensive income attributed to defined benefit retirement plans resulting from the initial and subsequent application of the relevant U.S. generally accepted accounting principles and accumulated net gains and losses on cash flow hedges related to items that are reported on the balance sheet at fair value). The minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements were phased in beginning January 1, 2016 through January 1, 2019. See Note 20, "Regulatory Matters" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.
Tax Cuts and Jobs Act
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA includes many provisions that affect the Corporation's income tax expense, including a reduction of the Corporation's federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, the Corporation was required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which they were expected to be recovered or settled. The re-measurement of the Corporation's net deferred tax asset resulted in additional 2017 income tax expense of $1.1 million. The Corporation completed the calculations of provisional items with the completion of the 2017 tax returns. The impact of the completed calculations to the re-measurement of the Corporation's net deferred tax asset resulted in an income tax benefit of $300 thousand which the Corporation recorded in 2018. See Note 11, "Income Taxes" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.
Economic Growth, Regulatory Relief, and Consumer Protection Act
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the Act), which was designed to ease certain restrictions imposed by the Dodd-Frank Act. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of a ratio between 8% and 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Corporation continues to analyze the changes implemented by the Act, but does not believe that such changes will materially impact the Corporation’s business, operations, or financial results.

SEC Disclosure Update and Simplification

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

Wealth Management and Insurance Businesses

The Corporation's wealth management and insurance businesses are subject to additional regulatory requirements. The securities brokerage activities of Girard Investment Services, LLC are subject to regulation by the SEC, the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Girard Advisory Services, LLC and Girard Pension Services, LLC are registered investment advisory firms which are subject to regulation by the SEC. Univest Insurance, LLC is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance.

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

The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 11 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB. At December 31, 2018, the Bank owned $13.6 million in FHLB capital stock.

Acquisitions

The Corporation, through its business segments, provide financial solutions to individuals, businesses, municipalities and non-profit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years, the Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions, to be the best integrated financial solutions provider in the market.

The acquisitions included:

•	Fox Chase Bancorp on July 1, 2016;

•	Valley Green Bank on January 1, 2015;

•	Sterner Insurance Associates on July 1, 2014; and

•	Girard Partners on January 1, 2014.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. Information included on the Corporation’s website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2018 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

The SEC maintains an internet site that contains the Corporation's SEC filings electronically at www.sec.gov.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed rate available-for-sale investment securities negatively impacting shareholders' equity.

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

At December 31, 2018, approximately 84.8% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases which are generally perceived as having more risk of default than residential real estate and consumer loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in nonperforming loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

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

Commercial business loans and leases are typically based on the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate which is indexed off of a floating rate such as Prime or LIBOR. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

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

We maintain an allowance for loan and lease losses. The allowance is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size and composition of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as impaired loans and augment the allowance based upon our estimation of the potential loss associated with those impaired loans and leases. Additions to our allowance for loan and lease losses decrease our net income.

If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results.

The regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for loan and lease losses, thereby negatively affecting our earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional impaired loans and leases and other factors, both within and outside of our control. Additions to the allowance could have a negative impact on our results of operations.

The Corporation is required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans and certain investments) using the current expected credit losses (CECL) beginning in calendar year 2020.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will decrease shareholders' equity and the Corporation's and Bank's regulatory capital ratios.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

We may be required to record future impairment charges on our investment securities if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. Significant impairment charges could negatively impact our earnings and regulatory capital ratios.

Changes in economic conditions and the composition of our loan portfolio could lead to higher loan charge-offs or an increase in our provision for loan losses and may reduce our net income.

Changes in national and regional economic conditions could impact our loan portfolios. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings and consequently our financial condition because customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and the quality of our loan portfolio may decline. Any of these scenarios could require us to charge off a higher percentage of our loans and/or increase our provision for loan and lease losses which would reduce our net income and capital levels.

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

We are subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws could have a material adverse effect on our financial condition and results of operations.

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

The Dodd-Frank Act has had a material impact on our operations and may continue to do so, particularly through increased compliance costs resulting from consumer and fair lending regulations. Other changes to statutes, regulations or regulatory policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements (such as BASEL III) and change deposit insurance assessments. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

We borrow from the Federal Home Loan Bank, the Federal Reserve and correspondent banks, and these lenders could modify or terminate their current programs which could have an adverse effect on our liquidity and profitability.

We utilize the FHLB for overnight borrowings and term advances. We also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged as well as the FHLB’s internal credit rating of the Bank. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so, because of capital adequacy or other balance sheet concerns. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse effect on our liquidity and profitability.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

Federal regulatory agencies have the authority to change the Corporation's and Bank's capital requirements. In addition, BASEL III and new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) will have a negative impact on our regulatory capital ratios. Accordingly, we may need to raise additional capital in the future to provide us with sufficient capital resources to meet our commitments and business needs. We may also at some point need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders. Our ability to raise additional capital, if needed, or at attractive prices, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition in all phases of our businesses from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial technology and financial institutions, compete with us for loans and deposits and insurance and wealth management services offered by us. Increased competition in our markets may result in reduced loans and deposits or may require us to pay higher prices when offering such products.

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to compete effectively in the offerings of our products and services, our business may be negatively affected.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation or tax structure as is imposed on bank holding companies and federally insured financial institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition and their pricing structure facing us may increase further, which may limit our asset growth and financial results.

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

Our acquisition activities could involve a number of additional risks, including the risks of:

•	Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;

•	Using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;

•	The time and expense required to integrate the operations and personnel of the combined businesses;

•	Creating an adverse short-term effect on our results of operations; and

•	Losing key employees and customers or a reduction in our stock price as a result of an acquisition that is poorly received.

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

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. We maintain change in control agreements with certain executive officers to aid in our retention of these individuals. As we continue to grow businesses, our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

If we lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2018, 27% of our deposit base was comprised of noninterest-bearing deposits, of which 18% consisted of business deposits, which are primarily operating accounts for businesses, and 9% consisted of consumer deposits. The competition for these deposits in our markets is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation's information technology systems and the systems of third parties upon which the Corporation relies may experience a failure, interruption or breach in security which could negatively affect our operations and reputation.

The Corporation relies heavily on information technology systems to conduct its business, including the systems of third-party service providers. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Corporation’s customer relationship management and general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in our security systems (including privacy and cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed. Information security and cyber-security risks have increased significantly in recent years because of new technologies, the use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions. Accordingly, the Corporation may be required to expend additional resources to continue to enhance its protective measures or to investigate and remediate any information security vulnerabilities or exposures. The occurrence of any system failures, interruptions, or breaches in security could expose the Corporation to reputation risk, civil litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

The failure to maintain current technologies and the costs to update technology could negatively impact the Corporation's business and financial results.

Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. The Corporation may be required to expand additional resources to employ this technology. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

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

Risks Related to the Wealth Management and Insurance Industries

Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management, which could reduce fees earned.

The wealth management business derives the majority of its revenue from noninterest income, which consists of trust, investment advisory and brokerage and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management and supervision may decline for various reasons including declines in the market value of the assets in the funds and accounts managed or supervised, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If the assets under management we supervise decline and there is a related decrease in fees, it will negatively affect our results of operations.

We may not be able to attract and retain wealth management clients.

Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have.

Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The wealth management industry is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC, and FINRA, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Revenues and profitability from our insurance business may be adversely affected by market conditions, which could reduce insurance commissions and fees earned.

The revenues of our fee based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers change the premiums on the insurance products we sell. Due to the cyclical nature of the insurance market and the impact of other market and macroeconomic conditions on insurance premiums, commission levels may vary. The reduction of these commission rates, along with general volatility and/or declines in premiums, may adversely impact our profitability.

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

The Corporation’s stock price can fluctuate in response to a variety of factors, some of which are not under our control. The factors that could cause the Corporation’s stock price to decrease include, but are not limited to:

•	Our past and future dividend practice;

•	Our financial condition, performance, creditworthiness and prospects;

•	Variations in our operating results or the quality of our assets;

•	Operating results that vary from the expectations of management, securities analysts and investors;

•	Changes in expectations as to our future financial performance;

•	Changes in financial markets related to market valuations of financial industry companies;

•	The operating and securities price performance of other companies that investors believe are comparable to us;

•	Future sales of our equity or equity-related securities;

•	The credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

•
Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

While the Corporation’s common stock is listed for trading on the NASDAQ Global Select Market under the symbol “UVSP,” the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for investors to sell their common stock when they want and at prices they find attractive.

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

The following table detail the Corporation's properties as of December 31, 2018:

Property Address		Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Owned
4390 Davisville Rd., Hatboro, PA 19040	(3)	Owned
5871 Lower York Rd., Lahaska, PA 18931		Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Owned
1950 John Fries Highway, Milford Square, PA 18935		Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Owned
15 Swamp Rd., Newtown, PA 18940		Owned
921 West Ave., Ocean City, NJ 08226		Owned
401 Rhawn St., Philadelphia, PA 19111		Owned
415 Main St., Schwenksville, PA 19473		Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Owned
10 W. Broad St., Souderton, PA 18964		Owned
500 Harleysville Pk., Souderton, PA 18964		Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Owned
1041 York Rd., Warminster, PA 18974		Owned
1 Fitzwatertown Rd., Willow Grove, PA 19090		Owned
574 Main St., Bethlehem, PA 18018		Leased
694 DeKalb Pk., Blue Bell, PA 19422		Leased
4250 Oregon Pk., Brownstown, PA 17508		Leased
1135 Georgetown Rd., Christiana, PA 17509		Leased
191 W. State St., Doylestown, PA 18901		Leased
321 Main St., East Greenville, PA 18041		Leased
23 W. Highland Ave., Philadelphia, PA 19118		Leased
1536 S. Broad St., Philadelphia, PA 19146		Leased
1642 Fairmount Ave., Philadelphia, PA 19130		Leased
3601 Market St., Philadelphia, PA 19104		Leased
7226 Germantown Ave., Philadelphia, PA 19119		Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Leased
200 North High St., West Chester, PA 19380	(3)	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Leased
5089 Hamilton Blvd., Allentown, PA 18106		Land Lease
2645 Street Rd., Bensalem, PA 19020		Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Land Lease
5829 Easton Rd., Doylestown, PA 18901		Land Lease

1 Heritage Drive, Gordonville, PA 17529		Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Land Lease
545 Constitution Ave., Perkasie, PA 18944		Land Lease
940 2nd Street Pk., Richboro, PA 18954		Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (2)	Owned
15 Washington Ave., Souderton, PA 18964		Owned
16 Harbor Pl., Souderton, PA 18964		Owned

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Leased
555 Croton Rd., King of Prussia, PA 19406		Leased
5000 Ritter Rd., Mechanicsburg, PA 17055		Leased

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Owned
521 Main St., Lansdale, PA 19446		Owned
9120 Chesapeake Ave., Suite 300, North Beach, MD 20714		Leased
Glenloch Corporate Campus, 1473 Dunwoody Dr., West Chester, PA 19380	(1)	Owned

Other Offices:
3220 Tillman Dr., Suite 503, Bensalem, PA 19020	(1)	Leased
1317 2nd Ave., Cumberland, WI 54829	(1)	Leased
1980 S. Easton Rd., Doylestown, PA 18901	(1) (2) (3)	Leased
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(3)	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Leased

(1) Banking Segment
(2) Wealth Management Segment
(3) Corporate banking

Additionally, the Bank provides banking services for the residents and employees of fourteen retirement home communities and has seven off-premise automated teller machines. The Bank provides banking services nationwide through the internet via its website www.univest.net.

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

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At February 14, 2019, the Corporation had 2,596 stockholders of record.

Broadridge Corporate Issuer Solutions, Inc. (Broadridge), serves as the Corporation’s transfer agent. Broadridge is located at 1155 Long Island Avenue, Edgewood, NY 11717. Shareholders can contact a representative by calling 866-321-8021.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2018, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2013, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary

	2013	2014	2015	2016	2017	2018
Univest Financial Corporation	100.00	101.84	109.22	167.48	156.30	124.00
NASDAQ Stock Market (US)	100.00	114.80	122.98	133.96	173.74	168.89
NASDAQ Banks	100.00	104.88	114.13	157.32	165.85	139.16

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2018, under the Corporation's Board approved program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	100,000	$25.39	100,000	914,246
November 1 - 30, 2018	—	—	—	914,246
December 1 – 31, 2018	50,000	21.22	50,000	864,246
Total	150,000	$24.00	150,000

1.	Transactions are reported as of trade dates.

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

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Earnings
Interest income	$190,488	$163,015	$126,607	$101,983	$76,192
Interest expense	32,426	19,839	12,382	8,065	3,996
Net interest income	158,062	143,176	114,225	93,918	72,196
Provision for loan and lease losses	20,310	9,892	4,821	3,802	3,607
Net interest income after provision for loan and lease losses	137,752	133,284	109,404	90,116	68,589
Noninterest income	60,173	59,240	55,963	52,425	48,344
Noninterest expense	137,239	130,713	141,981	105,515	87,254
Net income before income taxes	60,686	61,811	23,386	37,026	29,679
Income taxes	10,143	17,717	3,881	9,758	7,448
Net income	$50,543	$44,094	$19,505	$27,268	$22,231
Financial Condition at Year End
Cash and interest-earning deposits	$109,420	$75,409	$57,825	$60,799	$38,565
Investment securities	473,306	454,082	468,518	370,760	368,630
Net loans and leases held for investment	3,977,210	3,598,512	3,268,387	2,161,385	1,605,963
Assets	4,984,347	4,554,862	4,230,528	2,879,451	2,235,321
Deposits	3,885,933	3,554,919	3,257,567	2,394,360	1,861,341
Borrowings	429,672	355,590	417,780	73,588	41,974
Shareholders' equity	624,133	603,374	505,209	361,574	284,554
Per Common Share Data
Average shares outstanding (in thousands)	29,370	26,862	23,098	19,663	16,235
Earnings per share – basic	$1.72	$1.64	$0.85	$1.39	$1.37
Earnings per share – diluted	1.72	1.64	0.84	1.39	1.37
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	21.32	20.57	19.00	18.51	17.54
Dividends declared to net income	46.5%	49.6%	94.5%	57.4%	58.4%
Profitability Ratios
Return on average assets	1.07%	1.01%	0.56%	0.98%	1.01%
Return on average equity	8.26	8.37	4.46	7.58	7.74
Average equity to average assets	12.92	12.10	12.50	12.96	13.03
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual, troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.65%	0.40%	0.55%	0.65%	1.07%
Nonperforming loans and leases to loans and leases held for investment	0.67	0.74	0.67	0.91	1.43
Net charge-offs to average loans and leases outstanding	0.33	0.17	0.18	0.33	0.47
Allowance for loan and lease losses to total loans and leases held for investment	0.73	0.60	0.53	0.81	1.27
Allowance for loan and lease losses to total loans and leases held for investment (excluding acquired loans at period-end)	0.81	0.70	0.73	0.94	1.27
Allowance for loan and lease losses to nonaccrual loans and leases	112.04	148.48	97.67	124.29	119.18
Allowance for loan and leases losses to nonperforming loans and leases	108.99	80.69	78.98	89.00	88.84

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

The information contained in this report may contain forward-looking statements, including statements relating to Univest Financial Corporation (the Corporation) and its financial condition and results of operations that involve certain risks, uncertainties and assumptions. The Corporation’s actual results may differ materially from those anticipated, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Part I, “Forward-Looking Statements,” Item 1A. “Risk Factors,” as well as those within this Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations and elsewhere in this report.
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

Fair Value Measurement of Investment Securities Available-for-Sale: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the balance sheet and statement of income for market value changes affecting securities. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that adjustments to either the balance sheet or statement of condition may be required.

Fair values for securities are determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flows and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. If at any time, the pricing service determines that it does have not sufficient verifiable information to value a particular security, the Corporation will utilize valuations from another pricing service. Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.

Reserve for Loan and Lease Losses: Reserves for loan and lease losses are provided using techniques that specifically identify losses on impaired loans and leases, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Although management believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Corporation’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our reserve for loan and lease losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing reserve for loan and lease losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Corporation's financial condition and results of operations.

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

The most significant fair value determination relates to the valuation of acquired loan portfolios. Level 3 inputs are utilized to value the portfolio and include the use of present value techniques employing cash flow estimates and incorporate assumptions that marketplace participants would use in estimating fair values. Specifically, management utilizes three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment, which are: 1) interest rate loan fair value analysis; 2) general credit fair value analysis; and 3) specific credit fair value analysis. For loans acquired with evidence of credit quality deterioration, the Corporation prepares a specific credit fair value adjustment. Actual performance of loans could differ from management’s initial estimates. If a loan outperforms the original fair value estimate, the difference between the original estimate and the actual performance of the loan is accreted into net interest income. Therefore, the net interest margin may initially increase due to the discount accretion. The yields on acquired loans are expected to decline as the acquired loan portfolio pays down or matures and the discount decreases. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods. For more information, see Note 1, “Summary of Significant Accounting Policies" included in the Notes to the Consolidated Financial Statements included herein under Item 8.

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

The principal component of earnings for the Corporation is net interest income, the income earned on loans and investments less the cost of interest-bearing liabilities. The net interest margin, the ratio of net interest income to average earning assets, is impacted by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a slightly asset sensitive position and net interest income is projected to increase in a rising rate environment, however, actual results could be materially different than modeled, due to numerous factors influencing interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings.

Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
Net income	$50,543	$44,094	$19,505	$6,449	$24,589	14.6%	126.1%
Net income per share:
Basic	$1.72	$1.64	$0.85	$0.08	$0.79	4.9	92.9
Diluted	1.72	1.64	0.84	0.08	0.80	4.9	95.2
Return on average assets	1.07%	1.01%	0.56%	6 BP	45 BP	5.9	80.4
Return on average equity	8.26	8.37	4.46	(11 BP)	391 BP	(1.3)	87.7

2018 versus 2017

The Corporation reported net income of $50.5 million, or $1.72 diluted earnings per share, for 2018 compared to net income of $44.1 million, or $1.64 diluted earnings per share for 2017. The financial results for the year ended December 31, 2018 included a pre-tax charge to the provision for loan and lease losses of $10.9 million (after-tax charge of $8.6 million) which represented $0.29 diluted earnings per share, related to fraudulent activities by employees of a borrower. In addition, the financial results for the year ended December 31, 2018 included tax-free bank owned life insurance (BOLI) death benefit of $446 thousand during the second quarter of 2018, which represented $0.02 diluted earnings per share, offset by restructuring costs related to financial center closures of $451 thousand, net of tax, or $0.02 diluted earnings per share, recognized in the first quarter of 2018. There were no restructuring costs during the year ended December 31, 2017. The financial results for the year ended December 31, 2018 also included a reduction in the Corporation's statutory federal income tax rate from 35% to 21% effective January 1, 2018 in accordance with the Tax Cuts and Jobs Act of 2017 (TCJA).

The financial results for the year ended December 31, 2017 included a revaluation of the Corporation’s net deferred tax asset associated with the passage of the TCJA. The revaluation, which was recorded as additional income tax expense, was $1.1 million, or $0.04 diluted earnings per share in 2017. The financial results for the year ended December 31, 2017 included a tax-free BOLI death benefit of $889 thousand recognized in the second quarter of 2017, which represented $0.03 diluted earnings per share.

2017 versus 2016

The Corporation reported net income of $44.1 million, or $1.64 diluted earnings per share, for 2017 compared to net income of $19.5 million, or $0.84 diluted earnings per share, for 2016. The financial results for the year ended December 31, 2017 included a re-measurement of the Corporation’s net deferred tax asset associated with the passage of the Tax Cuts and Jobs Act of 2017. The re-measurement, which was recorded as additional income tax expense during the fourth quarter of 2017, was $1.1 million, or $0.04 diluted earnings per share. The financial results for the year ended December 31, 2017 also included a tax-free bank owned life insurance death benefit of $889 thousand recognized in the second quarter of 2017, which represented $0.03 diluted earnings per share for the year ended December 31, 2017.

The financial results for the year ended December 31, 2016 included acquisition and integration costs related to the acquisition of Fox Chase plus restructuring costs related to facility closures and staffing rationalization of $11.8 million, net of tax, or $0.51 diluted earnings per share. There were no acquisition, integration costs or restructuring costs during the year ended December 31, 2017. The results for the year ended December 31, 2016 also included a charge of $1.2 million, net of tax, or $0.05 diluted earnings per share related to the Corporation’s agreement to settle its future obligations related to the acquisition of Girard Partners.

In December 2017, the Corporation completed its public offering of 2,645,000 shares of common stock at a price of $28.25 per share, which resulted in an increase in shareholders' equity of $70.5 million. In July 2016, the Corporation issued 6,857,529 shares of common stock related to the Fox Chase acquisition, which resulted in an increase in shareholders' equity of $144.1 million.

Results of Operations
The Corporation acquired Fox Chase on July 1, 2016. The comparative results of operations for 2017 versus 2016 include a full year of operations for the combined entities for the year ended December 31, 2017 and six months of combined operations for the year ended December 31, 2016.

Net Interest Income
Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the years ended December 31, 2018, 2017 and 2016. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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
The statutory federal tax rate utilized in the respective tables and analyses was 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and December 31, 2016.

2018 versus 2017

Reported net interest income for the year ended December 31, 2018 was $158.1 million, an increase of $14.9 million, or 10.4%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2018 was $160.7 million, an increase of $11.9 million, or 8.0%, from the prior year. The increase in reported and tax-equivalent net interest income was primarily due to the growth in average loans of 10.4%, growth in interest free funding and 16.1% growth in average equity. The net interest margin on a tax-equivalent basis for the year ended December 31, 2018 was 3.72% compared to 3.78% for 2017 which incorporates the utilization of a 21% tax rate for 2018 and 35% for 2017. The favorable impact of purchase accounting accretion was two basis points ($1.0 million) for the year ended December 31, 2018, compared to eight basis points ($3.0 million) for 2017.

2017 versus 2016
Net interest income on a tax-equivalent basis for the year ended December 31, 2017 was $148.8 million, an increase of $29.1 million, or 24.3%, from the prior year. The net interest margin on a tax-equivalent basis for the year ended December 31, 2017 was 3.78% compared to 3.82% for 2016. The increase in net interest income on a tax-equivalent basis was mainly due to the impact of the Fox Chase acquisition, which occurred on July 1, 2016, organic loan growth and increases in loan yields partially offset by deposit growth and higher deposit costs. The favorable impact of purchase accounting accretion was eight basis points ($3.0 million) for the year ended December 31, 2017, compared to nine basis points ($2.8 million) for 2016.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$56,984	$1,101	1.93%	$26,128	$280	1.07%	$13,438	$61	0.45%
U.S. government obligations	22,930	364	1.59	30,638	423	1.38	54,220	649	1.20
Obligations of states and political subdivisions (1)	69,842	2,330	3.34	82,487	3,498	4.24	97,325	4,172	4.29
Other debt and equity securities	363,840	9,024	2.48	350,527	6,920	1.97	254,508	4,731	1.86
Federal funds sold and other earning assets	30,786	1,965	6.38	27,893	1,500	5.38	16,370	790	4.83
Total interest-earning deposits, investments, federal funds sold and other earning assets	544,382	14,784	2.72	517,673	12,621	2.44	435,861	10,403	2.39
Commercial, financial and agricultural loans	793,028	39,156	4.94	749,563	33,278	4.44	552,322	21,964	3.98
Real estate—commercial and construction loans	1,689,983	78,498	4.64	1,519,883	68,166	4.48	1,146,293	52,232	4.56
Real estate—residential loans	870,846	41,270	4.74	765,493	34,563	4.52	633,886	28,101	4.43
Loans to individuals	30,242	1,866	6.17	28,050	1,636	5.83	30,501	1,654	5.42
Municipal loans and leases (1)	316,280	12,049	3.81	282,475	12,856	4.55	261,057	11,556	4.43
Lease financings	76,561	5,514	7.20	75,383	5,533	7.34	75,914	6,168	8.12
Gross loans and leases	3,776,940	178,353	4.72	3,420,847	156,032	4.56	2,699,973	121,675	4.51
Total interest-earning assets	4,321,322	193,137	4.47	3,938,520	168,653	4.28	3,135,834	132,078	4.21
Cash and due from banks	45,979			44,424			37,050
Reserve for loan and lease losses	(25,154)			(20,219)			(17,147)
Premises and equipment, net	61,006			64,583			53,036
Other assets	334,619			329,232			287,239
Total assets	$4,737,772			$4,356,540			$3,496,012
Liabilities:
Interest-bearing checking deposits	$461,676	1,924	0.42	$437,678	527	0.12	$386,176	362	0.09
Money market savings	764,777	9,137	1.19	582,703	3,390	0.58	414,121	1,540	0.37
Regular savings	798,332	2,357	0.30	847,510	2,089	0.25	714,809	1,052	0.15
Time deposits	601,674	8,768	1.46	566,079	5,271	0.93	512,557	4,261	0.83
Total time and interest-bearing deposits	2,626,459	22,186	0.84	2,433,970	11,277	0.46	2,027,663	7,215	0.36
Short-term borrowings	144,312	2,420	1.68	105,552	904	0.86	103,238	748	0.72
Long-term debt	150,032	2,777	1.85	186,109	2,621	1.41	60,965	549	0.90
Subordinated notes	94,451	5,043	5.34	94,208	5,037	5.35	71,851	3,870	5.39
Total borrowings	388,795	10,240	2.63	385,869	8,562	2.22	236,054	5,167	2.19
Total interest-bearing liabilities	3,015,254	32,426	1.08	2,819,839	19,839	0.70	2,263,717	12,382	0.55
Noninterest-bearing deposits	1,069,805			973,253			751,592
Accrued expenses and other liabilities	40,516			36,361			43,605
Total liabilities	4,125,575			3,829,453			3,058,914
Shareholders’ Equity:
Common stock	157,784			145,564			127,509
Additional paid-in capital	291,148			235,578			175,609
Retained earnings and other equity	163,265			145,945			133,980
Total shareholders’ equity	612,197			527,087			437,098
Total liabilities and shareholders’ equity	$4,737,772			$4,356,540			$3,496,012
Net interest income		$160,711			$148,814			$119,696
Net interest spread			3.39			3.58			3.66
Effect of net interest-free funding sources			0.33			0.20			0.16
Net interest margin			3.72%			3.78%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	143.32%			139.67%			138.53%

(1) The average rate for these categories utilizes a statutory federal tax rate of 21% for 2018 and 35% for 2017 and 2016, which reduces the reported Average Rate for 2018 as compared to 2017 and 2016.
Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2018, 2017 and 2016 have been calculated using the Corporation’s federal applicable rate of 21%, 35% and 35%, respectively.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2018 compared to 2017 and for the year ended December 31, 2017 compared to 2016, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2018 Versus 2017			For the Years Ended December 31, 2017 Versus 2016
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$488	$333	$821	$89	$130	$219
U.S. government obligations	(117)	58	(59)	(313)	87	(226)
Obligations of states and political subdivisions	(490)	(678)	(1,168)	(626)	(48)	(674)
Other debt and equity securities	269	1,835	2,104	1,892	297	2,189
Federal funds sold and other earning assets	167	298	465	611	99	710
Interest on deposits, investments, federal funds sold and other earning assets	317	1,846	2,163	1,653	565	2,218
Commercial, financial and agricultural loans	1,998	3,880	5,878	8,547	2,767	11,314
Real estate—commercial and construction loans	7,832	2,500	10,332	16,860	(926)	15,934
Real estate—residential loans	4,955	1,752	6,707	5,886	576	6,462
Loans to individuals	132	98	230	(138)	120	(18)
Municipal loans and leases	1,430	(2,237)	(807)	978	322	1,300
Lease financings	86	(105)	(19)	(43)	(592)	(635)
Interest and fees on loans and leases	16,433	5,888	22,321	32,090	2,267	34,357
Total interest income	16,750	7,734	24,484	33,743	2,832	36,575
Interest expense:
Interest-bearing checking deposits	30	1,367	1,397	47	118	165
Money market savings	1,316	4,431	5,747	773	1,077	1,850
Regular savings	(130)	398	268	226	811	1,037
Time deposits	347	3,150	3,497	469	541	1,010
Interest on time and interest-bearing deposits	1,563	9,346	10,909	1,515	2,547	4,062
Short-term borrowings	421	1,095	1,516	16	140	156
Long-term debt	(568)	724	156	1,624	448	2,072
Subordinated notes	14	(8)	6	1,196	(29)	1,167
Interest on borrowings	(133)	1,811	1,678	2,836	559	3,395
Total interest expense	1,430	11,157	12,587	4,351	3,106	7,457
Net interest income	$15,320	$(3,423)	$11,897	$29,392	$(274)	$29,118

Interest Income

2018 versus 2017

Interest income on a tax-equivalent basis for the year ended December 31, 2018 was $193.1 million, an increase of $24.5 million, or 14.5%, from 2017. The increase in interest income (tax-equivalent) was primarily due to organic loan growth in commercial real estate, commercial business and residential real estate loans. In addition, loan yields increased as the Federal Reserve increased interest rates 100 basis points in 2018 and 75 basis points in 2017. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point ($383 thousand) for 2018, compared to a favorable impact of two basis points ($888 thousand) for 2017.

2017 versus 2016
Interest income on a tax-equivalent basis for the year ended December 31, 2017 was $168.7 million, an increase of $36.6 million, or 27.7%, from 2016. The increase was mainly due to the impact of the Fox Chase acquisition and organic loan growth in commercial real estate, commercial business and residential real estate loans. In addition, loan yields increased slightly as the Federal Reserve increased interest rates a total of 100 basis points collectively in the fourth quarter of 2016 and 2017. The favorable impact of purchase accounting accretion on interest-earning assets was two basis points ($888 thousand) for 2017, compared to a favorable impact of five basis points ($1.4 million) for 2016.

Interest Expense

2018 versus 2017
Interest expense for the year ended December 31, 2018 was $32.4 million, an increase of $12.6 million, or 63.4%, from 2017. The increase was primarily due to higher deposit and borrowing costs, which were impacted by the Federal Reserve interest rate increases in 2017 and 2018. The favorable impact of purchase accounting amortization on interest-bearing liabilities was two basis points ($654 thousand) for 2018, compared to a favorable impact of eight basis points ($2.1 million) for 2017.

2017 versus 2016
Interest expense for the year ended December 31, 2017 was $19.8 million, an increase of $7.5 million, or 60.2%, from 2016. The increase was primarily due to the impact of the Fox Chase acquisition, organic deposit growth and higher deposit costs. Deposits costs were impacted by the Federal Reserve interest rate increases in the fourth quarter of 2016 and 2017. The favorable impact of purchase accounting amortization on interest-bearing liabilities was eight basis points ($2.1 million) for 2017, compared to a favorable impact of six basis points ($1.4 million) for 2016.
Provision for Loan and Lease Losses
The provision for loan and leases losses for the years ended December 31, 2018, 2017, and 2016 was $20.3 million, $9.9 million, and $4.8 million, respectively. Net loan and lease charge-offs for the years ended December 31, 2018, 2017, and 2016 were $12.5 million, $5.8 million and $5.0 million, respectively. The increase in both the provision for loan and lease losses and loan and lease charge-offs in 2018 was primarily due to a commercial loan net charge-off of $10.9 million previously discussed in the Executive Overview.
The provision for loan and lease losses increased in 2017 due to the increased charge-offs and a $690.5 million increase in originated loans. During 2017, the Corporation charged-off $2.8 million and recognized $2.8 million in provision for loan and lease losses related to $5.0 million of software leases under a vendor referral program.

Noninterest Income
The following table presents noninterest income for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
Trust fee income	$7,882	$8,055	$7,741	$(173)	$314	(2.1)%	4.1%
Service charges on deposit accounts	5,632	5,482	4,691	150	791	2.7	16.9
Investment advisory commission and fee income	15,098	13,454	11,424	1,644	2,030	12.2	17.8
Insurance commission and fee income	15,658	14,788	14,603	870	185	5.9	1.3
Other service fee income	9,332	8,656	7,836	676	820	7.8	10.5
Bank owned life insurance income	3,174	3,988	2,931	(814)	1,057	(20.4)	36.1
Net gain on sales of investment securities	10	48	518	(38)	(470)	(79.2)	(90.7)
Net gain on mortgage banking activities	3,125	4,023	6,027	(898)	(2,004)	(22.3)	(33.3)
Other income	262	746	192	(484)	554	(64.9)	N/M
Total noninterest income	$60,173	$59,240	$55,963	$933	$3,277	1.6%	5.9%

2018 versus 2017
Noninterest income for the year ended December 31, 2018 was $60.2 million, an increase of $933 thousand, or 1.6%, compared to 2017. Investment advisory commission and fee income increased $1.6 million, or 12.2%, for the year ended December 31, 2018, primarily due to new customer relationships and favorable market performance for the majority of 2018. Insurance commission and fee income increased $870 thousand, or 5.9%, for the year ended December 31, 2018, primarily due to an increase in group life and health premiums and an increase in contingent commission income of $371 thousand, which is largely recognized in the first quarter of the year. Other service fee income increased $676 thousand, or 7.8%, for the year ended December 31, 2018, primarily due to increases in debit card interchange income, mortgage servicing fees and human resource and payroll consulting services within the insurance line of business. Service charges on deposit accounts increased $150 thousand, or 2.7%, for the year ended December 31, 2018, primarily due to increased fee income on cash management accounts.

BOLI income decreased $814 thousand for the year ended December 31, 2018 primarily due to proceeds from death benefits of $446 thousand in 2018 as compared to $889 thousand in 2017 and a decrease in value of our non-qualified annuity portfolio of $109 thousand in 2018 compared to an increase of $343 thousand in 2017. The net gain on mortgage banking decreased $898 thousand, or 22.3%, for the year ended December 31, 2018, primarily due to a decrease in refinance mortgage volume, a shortage of housing supply and the Bank retaining, on balance-sheet, a higher percentage of its mortgage originations. Such on balance-sheet loans are predominantly hybrid adjustable-rate mortgages. Other income decreased $484 thousand, or 64.9%, for the year ended December 31, 2018, primarily due to a net loss of $355 thousand related to valuations and sales of other real estate owned and sales of closed branches as compared to a net loss of $31 thousand of such assets in the prior year.

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

Noninterest Expense
The following table presents noninterest expense for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
Salaries, benefits and commissions	$80,609	$75,992	$69,244	$4,617	$6,748	6.1%	9.7%
Net occupancy	10,260	10,433	9,638	(173)	795	(1.7)	8.2
Equipment	4,146	4,118	3,489	28	629	0.7	18.0
Data processing	9,014	8,500	6,981	514	1,519	6.0	21.8
Professional fees	5,391	5,325	4,547	66	778	1.2	17.1
Marketing and advertising	1,800	1,485	2,015	315	(530)	21.2	(26.3)
Deposit insurance premiums	1,836	1,636	1,713	200	(77)	12.2	(4.5)
Intangible expenses	2,166	2,582	5,528	(416)	(2,946)	(16.1)	(53.3)
Acquisition-related costs	—	—	10,257	—	(10,257)	—	N/M
Integration costs	—	—	5,667	—	(5,667)	—	N/M
Restructuring charges	571	—	1,731	571	(1,731)	N/M	N/M
Other expense	21,446	20,642	21,171	804	(529)	3.9	(2.5)
Total noninterest expense	$137,239	$130,713	$141,981	$6,526	$(11,268)	5.0%	(7.9)%
2018 versus 2017

Noninterest expense for the year ended December 31, 2018 was $137.2 million, an increase of $6.5 million, or 5.0%, compared to 2017. Salaries, benefits and commissions increased $4.6 million, or 6.1%, for the year ended December 31, 2018, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our financial center footprint in Lancaster County and annual merit increases. Data processing expense increased $514 thousand, or 6.0%, for the year ended December 31, 2018 primarily due to increased investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Marketing and advertising expense increased $315 thousand, or 21.2%, for the year ended December 31, 2018 primarily related to deposit product campaigns and expenses related to re-branding our wealth management division during the fourth quarter of 2018. Other expense increased $804 thousand, or 3.9%, for the year ended December 31, 2018 primarily due to increases in Bank shares tax, loan processing expenses and increased corporate development expenses. Restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the first quarter of 2018. There were no restructuring costs during the year ended December 31, 2017.

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

These decreases were partially offset by the following increases in noninterest expense for the year ended December 31, 2017. Salaries, benefits and commissions increased $6.7 million, or 9.7%, for the year ended December 31, 2017, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Premises and equipment expenses increased $1.4 million, or 10.8%, for the year ended December 31, 2017, primarily due to higher premises expense related to Fox Chase locations and continued expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $1.5 million, or 21.8%, for the year ended December 31, 2017 due to increased investments in customer relationship management software and outsourced data processing solutions as well as the addition of Fox Chase processing expense. Other expense decreased $529 thousand for the year ended December 31, 2017 primarily due to the cost of a pension settlement of $1.4 million in 2016 partially offset by an increase of $1.1 million related to Bank shares tax as a result of a statutory rate increase in 2017 and the Bank’s growth following the Fox Chase acquisition.

Tax Provision
The provision for income taxes was $10.1 million, $17.7 million and $3.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, at effective rates of 16.7%, 28.7%, and 16.6%, respectively. The effective tax rates reflect the reduction in the statutory federal tax rate to 21% in 2018 compared to 35% in 2017 and 2016. Additionally, the effective tax rates reflect the excess tax benefits from equity compensation activity and the benefits of tax-exempt income from investments in municipal securities and loans and leases and bank-owned life insurance. For 2016, these benefits were partially offset by non-deductible merger expenses.
The Corporation's effective income tax rate for the year ended December 31, 2018 was favorably impacted by discrete tax benefits and proceeds from BOLI death benefits. Excluding these discrete items, the effective tax rate was 18.3% for the year ended December 31, 2018. The Corporation completed the calculations of provisional items with the completion of the 2017 tax returns. The impact of the completed calculations to the re-measurement of the Corporation's net deferred tax asset resulted in an income tax benefit of $300 thousand which the Corporation recorded in 2018.
The effective tax rate for 2017 was impacted by the TCJA due to the re-measurement of the Corporation's net deferred tax asset. The re-measurement adjustment of the net deferred tax asset was recorded as additional income tax expense of $1.1 million in the fourth quarter of 2017. In addition, the Corporation recognized a BOLI death benefit of $889 thousand in the second quarter of 2017 and a discrete tax benefit related to the vesting of restricted stock and exercise of stock options of $684 thousand for 2017 which provided a tax deduction greater than previously recorded. This change was in accordance with ASU No. 2016-09, which was implemented by the Corporation in the fourth quarter of 2016 and requires the impact of such equity-based compensation activities to be recorded as an adjustment to the income tax provision in the period incurred, rather than an adjustment to equity. Excluding these items, the effective tax rate was 28.5% for the year ended December 31, 2017.
Financial Condition
ASSETS
The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Cash and interest-earning deposits	$109,420	$75,409	$34,011	45.1%
Investment securities	473,306	454,082	19,224	4.2
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,337	27,204	1,133	4.2
Loans held for sale	1,754	1,642	112	6.8
Loans and leases held for investment	4,006,574	3,620,067	386,507	10.7
Reserve for loan and lease losses	(29,364)	(21,555)	(7,809)	(36.2)
Premises and equipment, net	59,559	61,797	(2,238)	(3.6)
Goodwill and other intangibles, net	184,549	186,468	(1,919)	(1.0)
Bank owned life insurance	111,599	108,246	3,353	3.1
Accrued interest receivable and other assets	38,613	41,502	(2,889)	(7.0)
Total assets	$4,984,347	$4,554,862	$429,485	9.4%

Investment Securities
Total investment securities at December 31, 2018 increased $19.2 million from December 31, 2017. Purchases of $107.6 million were partially offset by maturities and pay-downs of $67.4 million, calls of $10.1 million, sales of $1.0 million, net amortization of purchased premiums and discounts of $2.5 million and decreases in the fair value of available-for-sale investment securities of $7.3 million. The decrease in the fair value of available-for-sale securities was due to increased interest rates during the year.

Table 3—Investment Securities
The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2018	2017	2016
U.S. government corporations and agencies	$22,311	$23,956	$32,266
State and political subdivisions	65,415	78,297	88,350
Residential mortgage-backed securities	287,400	233,990	203,641
Collateralized mortgage obligations	2,888	3,602	4,554
Corporate bonds	93,127	107,176	128,008
Equity securities	2,165	7,061	11,699
Total investment securities	$473,306	$454,082	$468,518

Table 4—Investment Securities (Yields)
The following table shows the maturity distribution and weighted average yields of the investment securities at the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than stated maturity. Equity securities have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2018 Amount	2018 Yield	2017 Amount	2017 Yield	2016 Amount	2016 Yield
1 Year or less	$28,654	1.58%	$14,213	1.44%	$36,044	1.08%
After 1 Year to 5 Years	46,641	2.18	67,893	1.80	77,649	1.54
After 5 Years to 10 Years	121,533	2.53	133,660	2.50	93,477	2.66
After 10 Years	274,313	2.77	231,255	2.37	249,649	2.33
No stated maturity	2,165	2.63	7,061	1.37	11,699	0.23
Total	$473,306	2.58%	$454,082	2.28%	$468,518	2.12%

Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $13.6 million and $12.5 million at December 31, 2018 and 2017, respectively. FHLB stock increased $1.1 million mainly due to purchase requirements related to the increase in FHLB borrowing volume during the year.

At December 31, 2018 and 2017, the Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank.

Loans and Leases
Gross loans and leases held for investment at December 31, 2018 increased $386.5 million, or 10.7%, from December 31, 2017. The growth in loans was primarily commercial real estate, commercial business and residential real estate loans. The loan growth in 2018 resulted from both new and existing customer relationships and $172.8 million in growth in the Corporation’s Lancaster portfolio to $434.2 million at December 31, 2017 as the Corporation continued to take advantage of opportunities as a result of market disruption caused by other bank acquisitions.

At December 31, 2018, there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial, financial and agricultural	$937,685	$896,211	$823,266	$504,515	$457,827
Real estate-commercial	1,741,204	1,542,141	1,374,949	885,892	628,478
Real estate-construction	215,513	175,836	174,844	96,541	79,887
Real estate-residential	937,457	847,811	747,715	536,893	312,032
Loans to individuals	32,759	28,300	30,373	29,732	29,941
Lease financings	141,956	129,768	134,739	125,440	118,460
Total loans and leases held for investment, net of deferred income	$4,006,574	$3,620,067	$3,285,886	$2,179,013	$1,626,625

Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2018:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years
Commercial, financial and agricultural	$937,685	$616,856	$206,884	$113,945
Real estate-commercial	1,741,204	471,118	1,073,646	196,440
Real estate-construction	215,513	140,192	23,607	51,714
Real estate-residential	937,457	284,882	346,677	305,898
Loans to individuals	32,759	23,029	6,995	2,735
Lease financings	141,956	49,179	91,535	1,242
Total gross loans and leases held for investment	$4,006,574	$1,585,256	$1,749,344	$671,974
Loans and leases with fixed predetermined interest rates	$1,933,763	$216,269	$1,388,718	$328,776
Loans and leases with variable or floating interest rates	2,072,811	1,368,987	360,626	343,198
Total gross loans and leases held for investment	$4,006,574	$1,585,256	$1,749,344	$671,974
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

When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed and the amortization of net deferred fees and costs is suspended. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

At December 31, 2018, the recorded investment in loans and leases held for investment that were considered to be impaired was $26.6 million. The related reserve for loan and lease losses was $1.4 million. At December 31, 2017, the recorded investment in loans and leases that were considered to be impaired was $29.7 million. The related reserve for loan and lease losses was $131 thousand. During 2018, one commercial real estate loan in the amount of $12.3 million was placed on non-accrual status during the first quarter of 2018. At December 31, 2018, the loan had a carrying balance of $11.5 million due to pay-downs during 2018. This was partially offset by an accruing troubled debt restructured commercial real estate loans for another borrower totaling $10.3 million being returned to performing status during the first quarter of 2018 as the borrower was in compliance with the modified terms of the restructuring for the required time period. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases and accruing troubled debt restructured loans and lease modifications for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the years ended December 31, 2018, 2017, and 2016, additional interest income that would have been recognized under the original terms for impaired loans was $1.7 million, $889 thousand and $909 thousand, respectively. Interest income recognized on impaired loans for the years ended December 31, 2018, 2017 and 2016 was $382 thousand, $1.1 million and $1.4 million, respectively.

Other real estate owned was $1.2 million at December 31, 2018, compared to $1.8 million at December 31, 2017. During the year ended December 31, 2018, two residential properties with a carrying value of $403 thousand and two parcels of land with a carrying value of $74 thousand were transferred to other real estate owned and four residential properties with a carrying value of $423 thousand were sold for a net gain of $67 thousand. Additionally, the market value of a parcel of land was written down by $460 thousand based on an agreement to sell the property. The carrying value of four other properties were written down by $233 thousand to reflect current market conditions for the underlying properties.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for investment:
Commercial, financial and agricultural	$3,365	$4,448	$5,746	$6,915	$5,002
Real estate—commercial	18,214	4,285	5,651	4,314	4,413
Real estate—construction	106	365	—	—	5,931
Real estate—residential	4,353	3,820	5,983	2,514	1,611
Lease financings	170	1,599	536	440	380
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	26,208	14,517	17,916	14,183	17,337
Accruing troubled debt restructured loans and lease modifications not included in the above	542	11,435	3,252	5,245	5,469
Accruing loans and leases 90 days or more past due:
Real estate—residential	—	310	652	—	31
Loans to individuals	55	195	142	173	365
Lease financings	137	256	193	206	55
Total accruing loans and leases, 90 days or more past due	192	761	987	379	451
Total nonperforming loans and leases	26,942	26,713	22,155	19,807	23,257
Other real estate owned	1,187	1,843	4,969	1,276	955
Total nonperforming assets	$28,129	$28,556	$27,124	$21,083	$24,212
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.65%	0.40%	0.55%	0.65%	1.07%
Nonperforming loans and leases / loans and leases held for investment	0.67	0.74	0.67	0.91	1.43
Nonperforming assets / total assets	0.56	0.63	0.64	0.73	1.09

Allowance for loan and lease losses	$29,364	$21,555	$17,499	$17,628	$20,662
Allowance for loan and lease losses / loans and leases held for investment	0.73%	0.60%	0.53%	0.81%	1.27%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.81	0.70	0.73	0.94	1.27
Allowance for loan and lease losses / nonaccrual loans and leases	112.04	148.48	97.67	124.29	119.18
Allowance for loan and lease losses / nonperforming loans and leases	108.99	80.69	78.98	89.00	88.84
Acquired credit impaired loans	$695	$1,583	$7,352	$1,253	$—
Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.69%	0.78%	0.90%	0.97%	1.43%
Nonperforming assets and acquired credit impaired loans / total assets	0.58	0.66	0.81	0.78	1.09
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,284	$2,513	$1,753	$93	$3,104

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$26,208	$14,517	$17,916	$14,183
Nonaccrual loans and leases with partial charge-offs	2,210	5,397	5,000	6,451
Life-to-date partial charge-offs on nonaccrual loans and leases	1,320	4,107	2,857	3,853
Charge-off rate of nonaccrual loans and leases with partial charge-offs	37.4%	43.2%	36.4%	37.4%
Specific reserves on impaired loans	$1,415	$131	$235	$322

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

The reserve for loan and lease losses consists of a reserve for impaired loans and leases and a general valuation allowance on the remainder of the originated portfolio. Although management determines the amount of each element of the reserve separately, the entire reserve for loan and lease losses is available for losses on the portfolio. The Corporation does not provide a reserve for loan loss for acquired loans unless additional deterioration of the portfolio is identified over the projections utilized in the initial fair value analysis. After the acquisition measurement period, the present value of any decreases in expected cash flows of acquired credit impaired loans will generally result in an impairment charge recorded as a provision for loan losses.

Reserve Required for Impaired Loans and Leases

A loan or lease is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect future payments of principal or interest as contractually due. The Bank applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Bank considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as troubled debt restructurings are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a specific reserve is needed. The Bank re-examines each impaired loan on a quarterly basis to determine if any adjustment to the valuation allowance or net carrying amount of a loan is required. The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. In measuring impairment, the Bank determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Bank utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Bank adds a provision to the reserve for loan and lease losses in the amount of the difference between fair value, less costs to sell, and the loan or lease's carrying amount. In subsequent periods, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, the Bank obtains a new appraisal.

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

General Reserve on the Remainder of the Loan Portfolio

The Bank establishes a general reserve for loans and leases that are not considered impaired to recognize the inherent losses associated with lending activities. This general reserve is determined by segmenting the loan portfolio and assigning reserve factors to each category. The reserve factors are calculated using the Bank's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the size and composition of the portfolio and in the terms of loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the institution’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $426 thousand and $390 thousand at December 31, 2018 and 2017, respectively.

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Average amount of loans and leases outstanding	$3,776,940	$3,420,847	$2,699,973	$2,080,817	$1,580,835
Loan and lease loss reserve at beginning of period	21,555	$17,499	$17,628	$20,662	$24,494
Charge-offs:
Commercial, financial and agricultural loans	14,655	1,030	4,827	4,793	2,834
Real estate loans	71	1,798	1,007	2,353	4,644
Loans to individuals	353	317	395	549	796
Lease financings	572	3,992	759	801	576
Total charge-offs	15,651	7,137	6,988	8,496	8,850
Recoveries:
Commercial, financial and agricultural loans	2,140	801	1,454	1,032	247
Real estate loans	691	158	260	238	618
Loans to individuals	88	136	133	176	265
Lease financings	231	206	191	214	281
Total recoveries	3,150	1,301	2,038	1,660	1,411
Net charge-offs	12,501	5,836	4,950	6,836	7,439
Provision to loan and lease loss reserve	20,299	9,892	4,646	3,623	3,607
Provision for acquired credit impaired loans	11	—	175	179	—
Loan and lease loss reserve at end of period	$29,364	$21,555	$17,499	$17,628	$20,662
Ratio of net charge-offs to average loans and leases	0.33%	0.17%	0.18%	0.33%	0.47%

During the second quarter of 2018, the Corporation charged-off $12.7 million related to a commercial loan borrower. During the fourth quarter of 2018, the Corporation recovered $1.8 million related to this previously charged-off loan. See Note 5, "Loans and Leases" of the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. During 2017, the Corporation charged-off $2.8 million related to $5.0 million of software leases under a vendor referral program. The decrease in charge-off activity in commercial, financial and agricultural loans during 2017 compared to 2016 was primarily due to improvements in asset quality.

Table 9—Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2018		2017		2016		2015		2014
Commercial, financial and agricultural loans	$7,983	23.4%	$6,742	24.8%	$7,037	25.1%	$6,418	23.2%	$6,920	28.1%
Real estate loans	19,338	72.3	13,254	70.8	9,272	69.9	8,910	69.6	10,830	62.8
Loans to individuals	484	0.8	373	0.8	364	0.9	346	1.4	360	1.8
Lease financings	1,288	3.5	1,132	3.6	788	4.1	1,042	5.8	985	7.3
Unallocated	271	N/A	54	N/A	38	N/A	912	N/A	1,567	N/A
Total	$29,364	100.0%	$21,555	100.0%	$17,499	100.0%	$17,628	100.0%	$20,662	100.0%
The allowance for loan and lease losses to nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, was 112.04% at December 31, 2018, 148.48% at December 31, 2017 and 97.67% at December 31, 2016.

At December 31, 2018, the specific allowance on impaired loans was $1.4 million, or 5.3% of the balance of impaired loans of $26.6 million. At December 31, 2017, the specific allowance on impaired loans was $131 thousand, or 0.5% of the balance of impaired loans of $28.5 million. At December 31, 2016, the specific allowance on impaired loans was $235 thousand, or 0.5% of the balance of impaired loans of $43.9 million.

The ratio of the reserve for loan and lease losses to total loans and leases was 0.73% at December 31, 2018 compared to 0.60% at December 31, 2017 and 0.53% at December 31, 2016. Excluding the loans acquired in the Fox Chase Bank and Valley Green Bank acquisitions, which were recorded at fair value, the ratio of the reserve for loan and lease losses to total loans and leases was 0.81% at December 31, 2018, 0.70% at December 31, 2017 and 0.73% at December 31, 2016. The allocated reserves for real estate loans increased by $6.1 million at December 31, 2018 compared to December 31, 2017, primarily due to growth in real estate loans and a $902 increase in specific reserves for impaired loans.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2018, 2017 and 2016 was $3.4 million, $4.2 million and $4.1 million, respectively. The Corporation also has goodwill with a net carrying value of $172.6 million at December 31, 2018 and 2017, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles recorded during 2016 through 2018. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance
The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation’s future costs and obligations to employees under its benefit plans. Bank owned life insurance increased $3.4 million from December 31, 2017 primarily due to $1.6 million of policies purchased during 2018 and BOLI income on the underlying policies.
LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Deposits	$3,885,933	$3,554,919	$331,014	9.3%
Short-term borrowings	189,768	105,431	84,337	80.0
Long-term debt	145,330	155,828	(10,498)	(6.7)
Subordinated notes	94,574	94,331	243	0.3
Accrued interest payable and other liabilities	44,609	40,979	3,630	8.9
Total liabilities	$4,360,214	$3,951,488	$408,726	10.3%

Deposits
Total deposits grew $331.0 million, or 9.3%, from December 31, 2017 primarily due to increases in commercial, public funds and consumer time deposits.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

(Dollars in thousands)	For the Years Ended December 31,
	2018	2017	2016
Noninterest-bearing deposits	$1,069,805	$973,253	$751,592
Interest-bearing checking deposits	461,676	437,678	386,176
Money market savings	764,777	582,703	414,121
Regular savings	798,332	847,510	714,809
Time deposits	601,674	566,079	512,557
Total average deposits	$3,696,264	$3,407,223	$2,779,255

The following table summarizes the maturities of time deposits with balances of $100 thousand or more. Brokered deposits in the amount of $107.8 million at December 31, 2018 are not included in total certificates of deposit of $100 thousand or more.

(Dollars in thousands)	At December 31, 2018
Due Three Months or Less	$79,145
Due Over Three Months to Six Months	38,399
Due Over Six Months to Twelve Months	52,970
Due Over Twelve Months	112,854
Total	$283,368
Borrowings
Total borrowings increased $74.1 million from December 31, 2017 primarily due to an increase in short-term borrowings of
$84.3 million partially offset by the repayment of long-term commercial bank borrowings of $10.0 million.
Short-term borrowings at December 31, 2018 consisted of FHLB borrowings, federal funds purchased and customer repurchase agreements on an overnight basis totaling $189.8 million. Long-term debt at December 31, 2018 consisted of Federal Home Loan bank advances and commercial bank borrowings totaling $145.3 million and subordinated notes of $94.6 million. At December 31, 2018 and 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $347.5 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits.
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization from the Fox Chase acquisition.

Table 11—Borrowings

The following table summarizes the Corporation's borrowing activity at the dates indicated:

(Dollars in thousands)	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
2018
Short-term borrowings	$189,768	2.32%	$290,309	$144,312	1.68%
Long-term debt	145,330	2.03	155,782	150,032	1.85
Subordinated notes	94,574	5.33	94,574	94,451	5.34

2017
Short-term borrowings	$105,431	1.26%	$231,726	$105,552	0.86%
Long-term debt	155,828	1.69	221,762	186,109	1.41
Subordinated notes	94,331	5.35	94,331	94,208	5.35

2016
Short-term borrowings	$196,171	0.68%	$282,333	$103,238	0.72%
Long-term debt	127,522	0.93	127,826	60,965	0.90
Subordinated notes	94,087	5.27	94,087	71,851	5.39

SHAREHOLDERS' EQUITY
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At December 31,
	2018	2017	$ Change	% Change
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	292,401	290,133	2,268	0.8
Retained earnings	248,167	216,761	31,406	14.5
Accumulated other comprehensive loss	(28,416)	(17,771)	(10,645)	(59.9)
Treasury stock	(45,803)	(43,533)	(2,270)	(5.2)
Total shareholders’ equity	$624,133	$603,374	$20,759	3.4%

The increase in shareholders' equity at December 31, 2018 of $20.8 million from December 31, 2017 was primarily related to an increase in retained earnings of $31.4 million. Retained earnings was impacted by net income of $50.5 million and the reclassification of $3.9 million and $433 thousand from accumulated other comprehensive income related to the January 1, 2018 adoption of ASU 2016-01 and ASU 2018-02, respectively, partially offset by cash dividends declared of $23.5 million. Accumulated other comprehensive loss increased by $10.6 million from December 31, 2017 mainly attributable to decreases in the fair value of available-for-sale investment securities of $5.8 million, net of tax, and the reclassification of retained earnings from the previously discussed adoption of ASU 2016-01 and ASU 2018-02 ($3.0 million related to the defined benefit pension plans and $1.4 million related to investment securities). Treasury stock increased $2.3 million from December 31, 2017 primarily related to purchases of $3.6 million under the Corporation's share repurchase program partially offset by a reduction in treasury stock of $1.2 million related to the issuance of restricted stock.
Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 22, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K (Note 22 in the Notes to the Consolidated Financial Statements).

Banking segment, as presented in Note 22 in the Notes to the Consolidated Financial Statements, reports a pre-tax income of $56.0 million in 2018, $59.0 million in 2017 and $31.5 million in 2016. See the section of this MD&A under the heading “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Loan and Lease Losses” for a discussion of the Banking Segment.

Wealth Management segment, as presented in Note 22 in the Notes to the Consolidated Financial Statements, reports a pre-tax income of $7.2 million in 2018, $6.7 million in 2017 and $2.4 million in 2016 and noninterest income of $23.2 million in 2018, $21.7 million in 2017 and $19.3 million in 2016. Noninterest income has increased primarily due to new customer relationships and favorable market performance throughout 2016, 2017 and most of 2018. Intangible expense decreased $2.5 million for the year ended December 31, 2017 primarily as a result of the settlement of the Girard Partners acquisition earn-out in the fourth quarter of 2016. Wealth Management assets under management and supervision were $3.3 billion as of December 31, 2018, $3.5 billion as of December 31, 2017, and $3.2 billion as of December 31, 2016. The decrease in assets under management and supervision as of December 31, 2018, as compared to December 31, 2017, was primarily a result of the decrease in the equity markets in the fourth quarter of 2018.

Insurance segment, as presented in Note 22 in the Notes to the Consolidated Financial Statements, reports a pre-tax income of $7.2 million in 2018, $6.7 million in 2017 and $2.4 million in 2016 and noninterest income of $16.4 million in 2018, $15.3 million in 2017 and $15.2 million in 2016. Noninterest income has increased primarily due to increases in group life and health premiums, contingent commission income, and payroll and human resources consulting services.
Capital Adequacy
Capital guidelines, which banking regulators have adopted, assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules are discussed in Note 20, “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules,

primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a four-year period beginning January 1, 2015. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2018, the Corporation and the Bank were required to hold a capital conservation buffer greater than 1.875% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. The Corporation and the Bank were in compliance with these requirements for 2018. During 2019, the Corporation and the Bank must hold a capital conservation buffer greater than 2.50% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions.
At December 31, 2018, the Corporation had a Tier 1 risk-based capital ratio of 10.88% and total risk-based capital ratio of 13.70%. At December 31, 2017, the Corporation had a Tier 1 capital ratio of 11.11% and total risk-based capital ratio of 14.00%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 20, “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.
Asset/Liability Management
The primary functions of Asset/Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the Corporation's cash flow requirements, including those of our customers. Management's objective with regard to interest rate risk is to understand the Corporation's sensitivity to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.
The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulation uses expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates company developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value.
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

The Corporation originates fixed-rate and adjustable-rate real estate-residential mortgage loans that are secured by the underlying 1- to 4-family residential properties for personal purposes. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

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

Liquidity
The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings and certificates of deposit at maturity, operating expense, and capital expenditures. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a daily basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.
Sources of Funds
Core deposits continue to be the largest significant funding source for the Corporation. These deposits are primarily generated from a base of individuals, businesses, municipalities and non-profit customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.

As part of its diversified funding strategy, the Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes federal funds purchases from correspondent banks, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and, at times, brokered deposits and other similar sources.

The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.6 billion. At December 31, 2018 and 2017, the carrying amount of overnight borrowings with the FHLB was $108.3 million and $30.2 million, respectively. At December 31, 2018 and 2017, the carrying amount of long-term borrowings with the FHLB was $125.0 million. At December 31, 2018 and 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $347.5 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.

The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks that totaled $367.0 million at December 31, 2018 and 2017. At December 31, 2018 and 2017, the Corporation had outstanding federal funds purchased with these correspondent banks of $60.0 million and $55.0 million, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $69.5 million and $52.0 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Corporation had no outstanding borrowings under this program.

The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2018 and 2017, the Corporation had no outstanding borrowings under this line.

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2018, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit and short-term and long-term borrowings. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

The table also shows the amounts and expected maturities of significant commitments at December 31, 2018. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

Contractual Obligations and Commitments
The Corporation enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management and to meet required capital needs. These obligations require the Corporation to make cash payments over time as detailed in the table that follows.

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates and to support loan growth. These financial instruments include commitments to extend credit, standby and performance letters of credit and forward loan sale contracts. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and performance letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Corporation does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in Table 12.

Table 12—Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2018. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Short-term borrowings	$189,768	$189,768	$—	$—	$—
Long-term debt and interest	151,719	23,110	107,935	20,674	—
Subordinated notes (a)	133,815	4,800	8,523	11,634	108,858
Time deposits (b)	691,507	401,432	177,775	108,414	3,886
Operating leases	55,515	3,536	7,320	7,270	37,389
Standby, performance and other letters of credit	61,192	53,192	7,727	149	124
Commitments to extend credit (c)	1,276,745	376,770	209,307	96,117	594,551
Net asset/liability derivative loan commitments (d)	437	437	—	—	—
Other long-term obligations (e)	14,922	5,421	7,766	1,656	79
Total contractual obligations	$2,575,620	$1,058,466	$526,353	$245,914	$744,887

Notes: (a) Includes interest for fixed and variable rate components. As specified in the note agreements, the Corporation has the option to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.

(c)	Includes both revolving and straight lines of credit. Revolving lines are reported in the “Due in One Year or Less” category.

(d)	Includes the fair value of these contractual arrangements at December 31, 2018.
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

The gap analysis identifies interest rate risk by identifying re-pricing gaps in the Corporation’s balance sheet. The model is based on expected cash flows and re-pricing characteristics for all financial instruments at a point in time and incorporates Corporation developed, market influenced assumptions regarding the impact of changing interest rates on these financial instruments. All assets and liabilities are modeled to reflect some level of behavioral optionality, such as prepayments on loans, early call features on investments or potential pricing change and/or product change to interest bearing deposits. The Corporation projects all non-interest bearing deposits to be considered non-rate sensitive. These assumptions are based upon historic behavior; however, they are inherently uncertain and thus cannot precisely predict the impact of changes in interest rates. While actual results will differ from simulated results due to customer behavioral change and/or market and regulatory influences, the following models are important tools to guide management.

Table 13—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation’s gap analysis at December 31, 2018:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$61,573	$61,573
Interest-earning deposits with other banks	47,847	—	—	—	—	47,847
Investment securities	30,350	65,517	257,214	128,637	(8,412)	473,306
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	28,337	28,337
Loans held for sale	1,754	—	—	—	—	1,754
Loans and leases, net of reserve for loan and lease losses	2,181,551	353,963	1,358,146	109,428	(25,878)	3,977,210
Other assets	—	—	—	—	394,320	394,320
Total assets	$2,261,502	$419,480	$1,615,360	$238,065	$449,940	$4,984,347
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$1,055,919	$1,055,919
Interest-bearing demand deposits	1,377,171	—	—	—	—	1,377,171
Savings deposits	784,720	—	—	—	(1,954)	782,766
Time deposits	148,837	245,493	272,402	3,519	(174)	670,077
Borrowings	209,768	10,000	210,000	—	(96)	429,672
Other liabilities	—	—	—	—	44,609	44,609
Shareholders' equity	—	—	—	—	624,133	624,133
Total liabilities and shareholders' equity	$2,520,496	$255,493	$482,402	$3,519	$1,722,437	$4,984,347
Interest rate swaps	$18,839	$—	$—	$—	$—
Incremental gap	$(240,155)	$163,987	$1,132,958	$234,546	$(1,272,497)
Cumulative gap	$(240,155)	$(76,168)	$1,056,790	$1,291,336
Cumulative gap as a percentage of interest-earning assets	(5.3)%	(1.7)%	23.2%	28.4%

The table above indicates that the Corporation should anticipate a greater amount of liabilities repricing over assets in the near term. However, this table and analysis is limited as it does not take into account the magnitude of repricing due to rate changes.

Table 14—Net Interest Income - Summary of Earnings at Risk Simulation

Management also performs a simulation of net interest income to measure interest rate exposure. The following table demonstrates the anticipated impact of an instantaneous and parallel interest rate shift, or "shock," to the yield curve on the Corporation’s net interest income over the next twelve months. This simulation incorporates the same assumptions noted above and assumes a static balance sheet with no incremental growth in interest-earning assets or interest-bearing liabilities over the next twelve months.

The changes to net interest income are shown in the below table at December 31, 2018. The results suggest the Corporation's year-end balance sheet is slightly asset sensitive as net interest income is projected to increase in a rising rate environment. The level of asset sensitivity decreased slightly from prior year-end results as a loan beta of 50% was recently added to new loan volume in the model to reflect competitive pricing in a changing rate environment. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$13,517	7.96%
+200 basis points	8,687	5.11
+100 basis points	3,862	2.27
-100 basis points	(7,178)	(4.23)
-200 basis points	(15,829)	(9.32)

The down 200 basis points rate scenario was included in the above table as short-term rates have exceeded 2.00% during the latter half of 2018.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Philadelphia, Pennsylvania
February 28, 2019

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2018	2017

ASSETS
Cash and due from banks	$61,573	$46,721
Interest-earning deposits with other banks	47,847	28,688
Cash and cash equivalents	109,420	75,409
Investment securities held-to-maturity (fair value $141,575 and $55,320 at December 31, 2018 and 2017, respectively)	142,634	55,564
Investment securities available-for-sale	328,507	391,457
Investments in equity securities	2,165	7,061
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,337	27,204
Loans held for sale	1,754	1,642
Loans and leases held for investment	4,006,574	3,620,067
Less: Reserve for loan and lease losses	(29,364)	(21,555)
Net loans and leases held for investment	3,977,210	3,598,512
Premises and equipment, net	59,559	61,797
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $25,203 and $21,825 at December 31, 2018 and 2017, respectively	11,990	13,909
Bank owned life insurance	111,599	108,246
Accrued interest receivable and other assets	38,613	41,502
Total assets	$4,984,347	$4,554,862
LIABILITIES
Noninterest-bearing deposits	$1,055,919	$1,040,026
Interest-bearing deposits:
Demand deposits	1,377,171	1,109,438
Savings deposits	782,766	830,706
Time deposits	670,077	574,749
Total deposits	3,885,933	3,554,919
Short-term borrowings	189,768	105,431
Long-term debt	145,330	155,828
Subordinated notes	94,574	94,331
Accrued interest payable and other liabilities	44,609	40,979
Total liabilities	4,360,214	3,951,488
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2018 and 2017; 31,556,799 shares issued at December 31, 2018 and 2017; 29,270,852 and 29,334,859 shares outstanding at December 31, 2018 and 2017, respectively	157,784	157,784
Additional paid-in capital	292,401	290,133
Retained earnings	248,167	216,761
Accumulated other comprehensive loss, net of tax benefit	(28,416)	(17,771)
Treasury stock, at cost; 2,285,947 and 2,221,940 shares at December 31, 2018 and 2017, respectively	(45,803)	(43,533)
Total shareholders’ equity	624,133	603,374
Total liabilities and shareholders’ equity	$4,984,347	$4,554,862
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016

Interest income
Interest and fees on loans and leases:
Taxable	$166,304	$143,176	$110,119
Exempt from federal income taxes	9,889	8,442	7,545
Total interest and fees on loans and leases	176,193	151,618	117,664
Interest and dividends on investment securities:
Taxable	9,388	7,343	5,380
Exempt from federal income taxes	1,841	2,274	2,712
Interest on deposits with other banks	1,101	280	61
Interest and dividends on other earning assets	1,965	1,500	790
Total interest income	190,488	163,015	126,607
Interest expense
Interest on demand deposits	11,061	3,917	1,902
Interest on savings deposits	2,357	2,089	1,052
Interest on time deposits	8,768	5,271	4,261
Interest on short-term borrowings	2,420	904	748
Interest on long-term debt and subordinated notes	7,820	7,658	4,419
Total interest expense	32,426	19,839	12,382
Net interest income	158,062	143,176	114,225
Provision for loan and lease losses	20,310	9,892	4,821
Net interest income after provision for loan and lease losses	137,752	133,284	109,404
Noninterest income
Trust fee income	7,882	8,055	7,741
Service charges on deposit accounts	5,632	5,482	4,691
Investment advisory commission and fee income	15,098	13,454	11,424
Insurance commission and fee income	15,658	14,788	14,603
Other service fee income	9,332	8,656	7,836
Bank owned life insurance income	3,174	3,988	2,931
Net gain on sales of investment securities	10	48	518
Net gain on mortgage banking activities	3,125	4,023	6,027
Other income	262	746	192
Total noninterest income	60,173	59,240	55,963
Noninterest expense
Salaries, benefits and commissions	80,609	75,992	69,244
Net occupancy	10,260	10,433	9,638
Equipment	4,146	4,118	3,489
Data processing	9,014	8,500	6,981
Professional fees	5,391	5,325	4,547
Marketing and advertising	1,800	1,485	2,015
Deposit insurance premiums	1,836	1,636	1,713
Intangible expenses	2,166	2,582	5,528
Acquisition-related costs	—	—	10,257
Integration costs	—	—	5,667
Restructuring charges	571	—	1,731
Other expense	21,446	20,642	21,171
Total noninterest expense	137,239	130,713	141,981
Income before income taxes	60,686	61,811	23,386
Income taxes	10,143	17,717	3,881
Net income	$50,543	$44,094	$19,505
Net income per share:
Basic	$1.72	$1.64	$0.85
Diluted	1.72	1.64	0.84
Dividends declared	0.80	0.80	0.80
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2018			2017			2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$60,686	$10,143	$50,543	$61,811	$17,717	$44,094	$23,386	$3,881	$19,505
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(7,280)	(1,529)	(5,751)	1,474	516	958	(6,245)	(2,186)	(4,059)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(10)	(2)	(8)	(48)	(17)	(31)	(518)	(181)	(337)
Total net unrealized (losses) gains on available-for-sale investment securities	(7,290)	(1,531)	(5,759)	1,426	499	927	(6,763)	(2,367)	(4,396)
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	74	16	58	49	17	32	(86)	(30)	(56)
Less: reclassification adjustment for net losses realized in net income (2)	15	3	12	182	64	118	308	108	200
Total net unrealized gains on interest rate swaps used in cash flow hedges	89	19	70	231	81	150	222	78	144
Defined benefit pension plans:
Net unrealized losses arising during the period	(1,603)	(337)	(1,266)	(14)	(5)	(9)	(155)	(54)	(101)
Less: amortization of net actuarial loss included in net periodic pension costs (3)	1,124	236	888	1,227	429	798	1,321	462	859
Less: accretion of prior service cost included in net periodic pension costs (3)	(283)	(59)	(224)	(282)	(99)	(183)	(283)	(99)	(184)
Less: reclassification adjustment for net losses realized in net income (4)	—	—	—	—	—	—	1,434	502	932
Total defined benefit pension plans	(762)	(160)	(602)	931	325	606	2,317	811	1,506
Other comprehensive (loss) income	(7,963)	(1,672)	(6,291)	2,588	905	1,683	(4,224)	(1,478)	(2,746)
Total comprehensive income	$52,723	$8,471	$44,252	$64,399	$18,622	$45,777	$19,162	$2,403	$16,759
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in interest expense on demand deposits on the consolidated statements of income (before tax amount).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 12, "Retirement Plans and Other Postretirement Benefits" for additional details.
(4) Included in pension cost (before tax amount). See Note 12, "Retirement Plans and Other Postretirement Benefits" for additional details.

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574

Net income	—	—	—	19,505	—	—	19,505
Other comprehensive loss, net of income tax benefit	—	—	—	—	(2,746)	—	(2,746)
Cash dividends declared ($0.80 per share)	—	—	—	(18,435)	—	—	(18,435)
Stock issued under dividend reinvestment and employee stock purchase plans	115,269	—	59	—	—	2,413	2,472
Issuance of common stock, acquisition	6,857,529	34,288	109,858	—	—	—	144,146
Exercise of stock options	261,050	—	59	—	—	4,909	4,968
Stock-based compensation	—	—	2,084	—	—	—	2,084
Purchases of treasury stock	(328,271)	—	—	—	—	(8,359)	(8,359)
Restricted stock awards granted, net of cancellations	152,846	—	(2,846)	—	—	2,846	—
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209

Net income	—	—	—	44,094	—	—	44,094
Other comprehensive income, net of income tax	—	—	—	—	1,683	—	1,683
Cash dividends declared ($0.80 per share)	—	—	—	(21,849)	—	—	(21,849)
Stock issued under dividend reinvestment and employee stock purchase plans	82,694	—	181	—	—	2,232	2,413
Issuance of common stock, public offering	2,645,000	13,225	57,276	—	—	—	70,501
Exercise of stock options	92,370	—	(119)	—	—	1,795	1,676
Stock-based compensation	—	—	3,166	—	—	—	3,166
Purchases of treasury stock	(119,798)	—	—	—	—	(3,519)	(3,519)
Restricted stock awards granted, net of cancellations	45,240	—	(865)	—	—	865	—
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374

Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	—	—	—	3,921	(3,921)	—	—
Net income	—	—	—	50,543	—	—	50,543
Other comprehensive loss, net of income tax benefit	—	—	—	—	(6,291)	—	(6,291)
Cash dividends declared ($0.80 per share)	—	—	—	(23,492)	—	—	(23,492)
Stock issued under dividend reinvestment and employee stock purchase plans	84,466	—	152	1	—	2,142	2,295
Exercise of stock options	59,750	—	(43)	—	—	1,174	1,131
Stock-based compensation	—	—	2,557	—	—	—	2,557
Purchases of treasury stock	(233,977)	—	—	—	—	(5,984)	(5,984)
Restricted stock awards granted, net of cancellations	25,754	—	(398)	—	—	398	—
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$50,543	$44,094	$19,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	20,310	9,892	4,821
Depreciation of premises and equipment	5,581	5,561	4,089
Net gain on sales of investment securities	(10)	(48)	(518)
Net gain on mortgage banking activities	(3,125)	(4,023)	(6,027)
Bank owned life insurance income	(3,174)	(3,988)	(2,931)
Net amortization of investment securities premiums and discounts	1,602	1,838	1,853
Amortization, fair market value adjustments and capitalization of mortgage servicing rights	(196)	(87)	(521)
Net accretion of acquisition accounting fair value adjustments	(1,037)	(3,022)	(2,779)
Stock-based compensation	2,557	3,166	2,084
Intangible expenses	2,166	2,582	5,528
Other adjustments to reconcile net income to cash provided by operating activities	305	(80)	659
Deferred tax (benefit) expense	(599)	7,483	942
Originations of loans held for sale	(158,097)	(188,072)	(258,202)
Proceeds from the sale of loans held for sale	161,357	196,813	262,948
Contributions to pension and other postretirement benefit plans	(3,264)	(2,295)	(2,261)
Decrease (increase) in accrued interest receivable and other assets	4,547	(1,369)	1,956
Increase in accrued interest payable and other liabilities	6,540	215	2,160
Net cash provided by operating activities	86,006	68,660	33,306
Cash flows from investing activities:
Net cash paid due to acquisitions	—	—	(79,206)
Net capital expenditures	(3,119)	(3,961)	(12,644)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	11,526	23,265	21,000
Proceeds from maturities, calls and principal repayments of securities available-for-sale	54,702	64,954	72,541
Proceeds from sales of securities available-for-sale	1,010	7,069	77,290
Purchases of investment securities held-to-maturity	(99,132)	(54,149)	(5,071)
Purchases of investment securities available-for-sale	(1,986)	(33,334)	(48,032)
Proceeds from sales of money market mutual funds	11,225	29,948	38,386
Purchases of money market mutual funds	(6,482)	(25,149)	(32,444)
Net increase in other investments	(1,133)	(2,335)	(11,773)
Proceeds from sale of portfolio loans	—	—	2,435
Net increase in loans and leases	(398,240)	(338,481)	(337,961)
Proceeds from sales of other real estate owned	490	3,996	885
Purchases of bank owned life insurance	(1,563)	(7,271)	—
Proceeds from bank owned life insurance	1,384	2,961	662
Net cash used in investing activities	(431,318)	(332,487)	(313,932)
Cash flows from financing activities:
Net increase in deposits	331,170	297,792	125,425
Net increase (decrease) in short-term borrowings	84,337	(90,740)	123,207
Proceeds from issuance of long-term debt	10,000	95,000	20,000
Repayment of long-term debt	(20,000)	(65,000)	(15,000)
Proceeds from issuance of subordinated notes	—	—	44,515
Payment of contingent consideration on acquisitions	(131)	(5,413)	(2,552)
Proceeds from public offering of common stock	—	70,501	—
Purchases of treasury stock	(5,984)	(3,519)	(8,359)
Stock issued under dividend reinvestment and employee stock purchase plans	2,295	2,413	2,472
Proceeds from exercise of stock options	1,131	1,676	4,968
Cash dividends paid	(23,495)	(21,299)	(17,024)
Net cash provided by financing activities	379,323	281,411	277,652
Net decrease (increase) in cash and cash equivalents	34,011	17,584	(2,974)
Cash and cash equivalents at beginning of year	75,409	57,825	60,799
Cash and cash equivalents at end of year	$109,420	$75,409	$57,825

	For the Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,875	$21,493	$13,982
Cash paid for income taxes, net of refunds	2,022	12,599	8,053
Non cash transactions:
Transfer of loans to other real estate owned	$477	$729	$2,347
Assets acquired through acquisitions	—	—	1,090,395
Liabilities assumed through acquisitions	—	—	911,316
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(All dollar amounts presented in tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “-” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”.)
Note 1. Summary of Significant Accounting Policies
Organization
Effective January 1, 2019, Univest Corporation of Pennsylvania changed its name to Univest Financial Corporation (the Corporation). The Corporation through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. Effective January 1, 2019, the Bank's wholly-owned subsidiary, Delview, Inc. was dissolved, with its wholly owned subsidiaries, transferring to the Bank upon dissolution. The Bank is the parent company of Girard Investment Services, LLC (formerly Univest Investments, Inc.), a full-service registered broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC (formerly Girard Partners Ltd.), a registered investment advisory firm and Girard Pension Services, LLC (formerly TCG Investment Advisory, Inc.), a registered investment advisor, which provides investment consulting and management services to municipal entities. Effective January 1, 2019, the Bank's wealth management division was re-branded under the Girard name with the aforementioned name changes of several subsidiaries. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency and Univest Capital, Inc., an equipment financing business. The Bank's subsidiaries serve to enhance the traditional banking services provided by the Bank.
At December 31, 2018, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. For more detailed discussion and financial information on the business segments, see Note 22, “Segment Reporting.”
The Bank serves Bucks, Berks, Chester, Delaware, Lancaster, Lehigh, Montgomery, Northampton and Philadelphia Counties in Pennsylvania and Atlantic and Cape May Counties in New Jersey through thirty-nine banking offices and provides banking services to the residents and employees of fourteen retirement communities.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, including the Bank as the Corporation’s primary subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.
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
Investment Securities
Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2018 or 2017. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of estimated income taxes, reflected in accumulated other comprehensive income, a separate component of shareholders' equity. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors.

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
Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates, creditworthiness of the issuer and the credit rating of each security. Unrealized losses on the Corporation’s investments in debt securities that are deemed temporary in nature are recognized in other comprehensive income, net of tax. Should it be determined that a security is impacted by deteriorating credit or if it is expected the value will not recover during the expected holding period, the credit portion of the loss is recognized in earnings. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis.
The Corporation evaluates its equity securities for impairment. In addition, effective January 1, 2018, in accordance with ASU No. 2016-01, equity securities are measured at fair value with changes in fair value recognized in net income. See "Recent Accounting Pronouncements" for additional information.
Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values
At December 31, 2018 and 2017, the Bank held $14.6 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $13.6 million and $12.5 million at December 31, 2018 and 2017, respectively. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and evaluated for other-than-temporary impairment. The Corporation determined there was no other-than-temporary impairment of its investments in these stocks at December 31, 2018 or 2017.

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
Loans and Leases
Loans and leases are stated at the principal amount, net of deferred fees and costs and unearned discounts. Loan commitments are made to accommodate the financial needs of the customers. These commitments represent off-balance sheet items that are unfunded. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. Accrual of interest income on loans and leases ceases when collectability of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Loans and leases are considered past due based upon failure to comply with contractual terms.
A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed and the amortization of the deferred fees and costs is suspended. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A loan or lease is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement or when a loan or lease is classified as a troubled debt restructuring. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis.
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
For loans acquired without evidence of credit quality deterioration, the fair value adjustments to reflect the fair value of the loans and the fair value adjustments to reflect the general credit risk of the loan portfolio are substantially recognized as interest income on a level yield amortization method based upon the expected life of the loan. Subsequent to the acquisition, the Corporation records a provision for loan losses for the acquired non-impaired loans only when additional deterioration of the portfolio is identified over the projections utilized in the initial fair value analysis.
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
Reserve Required for Impaired Loans and Leases
A loan or lease is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect future payments of principal or interest as contractually due. The Bank applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Bank considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as troubled debt restructurings are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a valuation allowance is needed. The Bank re-examines each impaired loan on a quarterly basis to determine if any adjustment to the valuation allowance or net carrying amount of a loan is required. The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. In measuring impairment, the Bank determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Bank utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Bank adds a provision to the reserve for loan and lease losses in the amount of the difference between fair value, less costs to sell, and the loan or lease's carrying amount. In subsequent periods, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, the Bank obtains a new appraisal.
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

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the size and composition of the portfolio and in the terms of loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the institution’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience.
Premises and Equipment
Land is stated at cost, and premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets or, for leasehold improvements, over the expected life of the related lease if less than the estimated useful life of the asset. The estimated useful life for new buildings constructed on land owned is forty years. For new buildings constructed on leased land or land improvements, the estimated useful life is the initial term including anticipated renewable terms, typically not exceeding twenty-five years. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts.
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
Other Real Estate Owned
Other real estate owned (OREO) represents properties acquired through customers’ loan defaults and is included in other assets. The real estate is originally stated at an amount equal to the fair value of the property, less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. The amount, if any, by which the carrying amount of the loan plus recorded accrued interest (the recorded loan amount) exceeds the fair value less cost to sell of the OREO, is charged against the reserve for loan and lease losses at the time of foreclosure or repossession. If the fair value less cost to sell of the OREO asset when taken into possession is greater than the recorded loan amount, the excess is first applied as a recovery against any prior charge-offs of the loan and any remaining gain is recorded as other noninterest income. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Subsequent write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. Overages and subsequent carrying costs are expensed as incurred.
Derivative Financial Instruments
The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the underlying transaction is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings immediately. To determine fair value, the Corporation uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date.
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
Income Taxes
There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred income taxes are provided for temporary differences between amounts reported for financial statement and tax purposes. Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Deferred tax assets are subject to management’s judgment based upon available evidence that future taxes are “more likely than not” to be realized. If management determines that the Corporation is not more likely than not to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Penalties are recorded in noninterest expense in the year they are assessed and paid and are treated as a nondeductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and paid and is treated as a deductible expense for tax purposes. On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (Act) was signed into law. The Act reduced the Corporation's federal tax rate from 35% to 21% effective January 1, 2018. See Note 11, "Income Taxes" for additional information.
Retirement Plans and Other Postretirement Benefits
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits previously accrued under the noncontributory retirement plan were frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant’s final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. These non-qualified benefit plans are not offered to new participants and all current participants are now retired. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation’s measurement date for plan assets and obligation is fiscal year-end. The Corporation recognizes on its consolidated balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. These non-qualified plans are accounted for under guidance for deferred compensation arrangements.
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
Dividend Reinvestment and Employee Stock Purchase Plans
The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2018 and 2017, 57,838 and 60,602 shares, respectively, were issued under the dividend reinvestment plan, with 259,445 shares available for future purchase at December 31, 2018.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2018 and 2017, 26,628 and 22,092 shares, respectively, were issued under the employee stock purchase plan, with 628,545 shares available for future purchase at December 31, 2018.
Marketing and Advertising Costs
The Corporation’s accounting policy is to expense marketing and advertising costs as incurred.
Statement of Cash Flows
The Corporation has defined those items included in the caption “Cash and due from banks” and "Interest-earning deposits with other banks" as cash and cash equivalents.
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

Accounting Pronouncements Adopted in 2018
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU clarifies the accounting treatment of the reclassification of certain income tax effects within accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act. The Corporation elected to early adopt this guidance effective January 1, 2018 for all stranded tax effects resulting from tax reform and reclassified stranded tax effects, totaling $3.9 million from accumulated other comprehensive income to retained earnings. The Corporation's policy for releasing income tax effects from accumulated other comprehensive income is to release such effects on an individual basis as each item is liquidated, sold or extinguished. See Note 14, "Accumulated Other Comprehensive (Loss) Income" for additional detail.
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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. At December 31, 2017, the Corporation had financial services equity securities with a carrying value of $1.1 million which included an unrealized net gain of $666 thousand. At December 31, 2017, $433 thousand was recorded in accumulated other comprehensive income which represented the unrealized net gain, net of incomes taxes, based on the Corporation's statutory tax rate at December 31, 2017. In addition, at December 31, 2017, the Corporation had money market mutual funds with a fair value and amortized cost of $6.0 million which were reclassified to equity securities under this guidance. The Corporation adopted this guidance effective January 1, 2018 with a cumulative-effect adjustment to the balance sheet as of January 1, 2018. The balance in accumulated other comprehensive income of $433 thousand was reclassified to retained earnings effective January 1, 2018. The carrying value of the equity securities, at January 1, 2018, did not change; however, any future increases or decreases in fair value is recorded as an increase or decrease to the carrying value and recognized in other noninterest income. During the year ended December 31, 2018, the Corporation recognized a $153 thousand net loss on equity securities in other noninterest income.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” and subsequent related updates. The Corporation adopted the guidance effective January 1, 2018 using the modified retrospective method though no adjustments were made to retained earnings as a result of the adoption. The Corporation provided expanded disclosures related to recognition of revenue from contracts with customers. See Note 23, "Revenue from Contracts with Customers."
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
The Corporation will adopt this new guidance effective January 1, 2019, retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings at January 1, 2019. The Corporation expects to elect the package of practical expedients permitted under the transition guidance which among other things, allows carry forward of the historical lease classification. All leases in which the Corporation is the lessee are classified as operating leases and continue to be classified as such. The Corporation continues to separately account for lease and non-lease components as historically reported and expects to elect the hindsight practical expedient to determine the lease term for existing leases. The Corporation has implemented a third party lease accounting system to assist with the measurement of lease liabilities and related right-of-use assets, the post-implementation administration aspect of lease accounting, and the preparation of applicable disclosures related to the new guidance. The Corporation has identified and reviewed the lease contracts applicable to the new guidance that will impact the financial statements at the transition date. The Corporation expects to record approximately $40.0 million of operating lease liabilities and $37.0 million of related right-of-use assets at January 1, 2019. Additionally, existing deferred rent liability of approximately $1.0 million will be released through retained earnings effective January 1, 2019. The Corporation expects to record a cumulative effect adjustment to retained earnings of approximately $1.5 million, net of tax, at January 1, 2019, representing the difference between the value of the Corporation’s lease liabilities and related right-of-use assets, offset by the release of existing deferred rent liability. These estimates, based on our active lease portfolio, may change as the Corporation finalizes the implementation process, or due to changes in the lease portfolio, which could include changes in lease commencement dates or changes to renewal options and lease termination expectations. The initial and continued impact of the recording of operating lease assets will have a negative impact on all Corporation and Bank regulatory capital ratios.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" and subsequent related updates. The amendments in this update expand and refine hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU amends the presentation and disclosure requirements and changes how entities assess effectiveness. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings be presented in the same income statement line as the hedged items. The amendments in this guidance permit the use of the Overnight Index Swap rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes to facilitate the LIBOR to SOFR transition. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. The amended presentation and disclosure guidance is required only prospectively. The Corporation will adopt this guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings effective January 1, 2019. For the years ended December 31, 2018 and 2017, the Corporation recorded income of $83 thousand and $0 thousand, respectively, related to ineffectiveness for a cash flow hedge, which will be reclassified from retaining earnings in the amount of $66 thousand, net of tax, to accumulated other comprehensive income, effective January 1, 2019. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date rather than the maturity of the security. Securities within the scope of this guidance are those that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, or January 1, 2019 for the Corporation. Early adoption is permitted, including an interim period. This ASU is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. At December 31, 2018, the Corporation had $11.3 million of callable debt securities. Upon implementation, using the modified retrospective basis effective January 1, 2019, the Corporation expects to record a cumulative-effect adjustment resulting in a reduction in the unamortized premium balance for certain callable debt securities of approximately $50 thousand and a reduction in retained earnings of approximately $40 thousand, net of tax, for the incremental amortization. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
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

Prior Period Adjustments

In connection with preparing the consolidated financial statements for December 31, 2018, the statement of cash flows as originally presented for December 31, 2017 has been revised as a result of incorrect amounts in the “Originations of loans held for sale” and “Proceeds from the sale of loans held sale” line items within the “Net cash provided by operating activities” section of the consolidated statement of cash flows.

The Corporation will present these revised amounts for each of the affected periods, including in the Form 10-Q for March 31, 2017, the Form 10-Q for June 30, 2017, the Form 10-Q for September 30, 2017, the Form 10-Q for March 31, 2018, the Form 10-Q for June 30, 2018, and the Form 10-Q for September 30, 2018, in any future filings where the applicable information is presented on a comparative basis. The following table outlines the impact of the corrections to the consolidated statement of cash flows for each of the affected periods.

	For the Three Months Ended,	For the Six Months Ended,	For the Nine Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018

(Dollars in thousands)	As Reported
Originations of loans held for sale	(28,468)	(61,508)	(95,665)
Proceeds from sales of loans held for sale	30,320	63,076	99,842
Net cash provided by operating activities	1,852	1,568	4,177

	Adjustments
Originations of loans held for sale	(6,683)	(13,187)	(22,441)
Proceeds from sales of loans held for sale	6,683	13,187	22,441
Net cash provided by operating activities	—	—	—

	As Adjusted
Originations of loans held for sale	(35,151)	(74,695)	(118,106)
Proceeds from sales of loans held for sale	37,003	76,263	122,283
Net cash provided by operating activities	1,852	1,568	4,177

	For the Three Months Ended,	For the Six Months Ended,	For the Nine Months Ended,	For the Year Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

(Dollars in thousands)	As Reported
Originations of loans held for sale	(24,828)	(64,035)	(105,557)	(143,993)
Proceeds from sales of loans held for sale	30,568	69,847	112,602	152,734
Net cash provided by operating activities	5,740	5,812	7,045	8,741

	Adjustments
Originations of loans held for sale	(12,642)	(24,422)	(35,424)	(44,079)
Proceeds from sales of loans held for sale	12,642	24,422	35,424	44,079
Net cash provided by operating activities	—	—	—	—

	As Adjusted
Originations of loans held for sale	(37,470)	(88,457)	(140,981)	(188,072)
Proceeds from sales of loans held for sale	43,210	94,269	148,026	196,813
Net cash provided by operating activities	5,740	5,812	7,045	8,741

We evaluated these cumulative errors on both a quantitative and qualitative basis under the guidance of ASC 250, "Accounting Changes and Error Corrections." We determined that the cumulative impact of the errors described above did not affect the net cash provided (used) by operating activities, investing activities or financing activities, the total increase (decrease) in cash and cash equivalents and does not represent a change to total assets, total liabilities, total equity, or net income and therefore did not have a material impact to previously issued financial statements.

Note 2. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2018	2017	2016
Numerator:
Net income	$50,543	$44,094	$19,505
Net income allocated to unvested restricted stock	(333)	(409)	(167)
Net income allocated to common shares	$50,210	$43,685	$19,338
Denominator:
Weighted average shares outstanding	29,370	26,862	23,098
Average unvested restricted stock	(193)	(256)	(227)
Denominator for basic earnings per share—weighted-average shares outstanding	29,177	26,606	22,871
Effect of dilutive securities—employee stock options	82	102	60
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,259	26,708	22,931
Basic earnings per share	$1.72	$1.64	$0.85
Diluted earnings per share	$1.72	$1.64	$0.84
Average anti-dilutive options excluded from computation of diluted earnings per share	319	169	280

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts
The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2018 and 2017 was $8.3 million and $6.7 million, respectively, and was satisfied by vault cash held at the Bank’s branches. The average balances at the Federal Reserve Bank of Philadelphia were $48.3 million and $24.5 million for the years ended December 31, 2018 and 2017, respectively.
The Corporation maintains interest-earning deposit accounts at other financial institutions and pledges certain deposits as collateral for credit derivatives and interest rate swap agreements. Deposits pledged at December 31, 2018 and 2017 were $0 thousand and $400 thousand, respectively. See Note 16, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2018 and 2017, by contractual maturity within each type:

	At December 31, 2018				At December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,996	$—	$(104)	$6,892	$6,995	$—	$(77)	$6,918
	6,996	—	(104)	6,892	6,995	—	(77)	6,918
Residential mortgage-backed securities:
After 5 years to 10 years	11,573	—	(135)	11,438	8,944	—	(51)	8,893
Over 10 years	124,065	287	(1,107)	123,245	39,625	44	(160)	39,509
	135,638	287	(1,242)	134,683	48,569	44	(211)	48,402
Total	$142,634	$287	$(1,346)	$141,575	$55,564	$44	$(288)	$55,320
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$15,108	$—	$(90)	$15,018	$1,499	$—	$(3)	$1,496
After 1 year to 5 years	303	—	(6)	297	15,590	—	(125)	15,465
	15,411	—	(96)	15,315	17,089	—	(128)	16,961
State and political subdivisions:
Within 1 year	5,900	4	(6)	5,898	2,721	1	(6)	2,716
After 1 year to 5 years	15,459	36	(56)	15,439	16,787	33	(44)	16,776
After 5 years to 10 years	43,923	318	(163)	44,078	54,846	897	(73)	55,670
Over 10 years	—	—	—	—	3,120	15	—	3,135
	65,282	358	(225)	65,415	77,474	946	(123)	78,297
Residential mortgage-backed securities:
After 1 year to 5 years	5,799	3	(70)	5,732	3,913	12	(26)	3,899
After 5 years to 10 years	49,904	6	(1,381)	48,529	51,428	5	(852)	50,581
Over 10 years	100,873	26	(3,398)	97,501	133,237	87	(2,383)	130,941
	156,576	35	(4,849)	151,762	188,578	104	(3,261)	185,421
Collateralized mortgage obligations:
After 5 years to 10 years	1,677	—	(78)	1,599	2,103	—	(82)	2,021
Over 10 years	1,305	—	(16)	1,289	1,567	14	—	1,581
	2,982	—	(94)	2,888	3,670	14	(82)	3,602
Corporate bonds:
Within 1 year	7,806	—	(68)	7,738	10,006	—	(5)	10,001
After 1 year to 5 years	18,508	1	(332)	18,177	24,885	20	(147)	24,758
After 5 years to 10 years	16,146	—	(392)	15,754	16,669	71	(296)	16,444
Over 10 years	60,000	—	(8,542)	51,458	60,000	—	(4,027)	55,973
	102,460	1	(9,334)	93,127	111,560	91	(4,475)	107,176
Equity securities*
No stated maturity	N/A	N/A	N/A	N/A	6,395	667	(1)	7,061
	N/A	N/A	N/A	N/A	6,395	667	(1)	7,061
Total	$342,711	$394	$(14,598)	$328,507	$404,766	$1,822	$(8,070)	$398,518
*Equity securities at December 31, 2017 include $6.0 million of money market mutual funds and $1.1 million of financial services equity securities. In accordance with ASU 2016-01, beginning January 1, 2018, such amounts were reclassified from investment securities available-for-sale to investments in equity securities on the Corporation's Consolidated Balance Sheets.
Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.
Securities with a carrying value of $344.5 million and $345.1 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $296 thousand and $1.8 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2018 and 2017, respectively. See Note 16, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Securities available-for-sale:
Proceeds from sales	$1,010	$7,069	$77,290
Gross realized gains on sales	10	74	600
Gross realized losses on sales	—	26	82
Tax expense related to net realized gains on sales	2	17	181
At December 31, 2018 and 2017, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at December 31, 2018 and 2017 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions and are not an other-than-temporary impairment of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$—	$—	$6,892	$(104)	$6,892	$(104)
Residential mortgage-backed securities	48,192	(472)	34,501	(770)	82,693	(1,242)
Total	$48,192	$(472)	$41,393	$(874)	$89,585	$(1,346)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$15,315	$(96)	$15,315	$(96)
State and political subdivisions	9,311	(61)	15,302	(164)	24,613	(225)
Residential mortgage-backed securities	7,099	(106)	141,924	(4,743)	149,023	(4,849)
Collateralized mortgage obligations	1,289	(16)	1,599	(78)	2,888	(94)
Corporate bonds	16,896	(235)	75,730	(9,099)	92,626	(9,334)
Total	$34,595	$(418)	$249,870	$(14,180)	$284,465	$(14,598)

At December 31, 2017
Securities Held-to-Maturity
U.S. government corporations and agencies	$6,919	$(77)	$—	$—	$6,919	$(77)
Residential mortgage-backed securities	40,881	(211)	—	—	40,881	(211)
Total	$47,800	$(288)	$—	$—	$47,800	$(288)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,213	$(38)	$11,749	$(90)	$16,962	$(128)
State and political subdivisions	18,457	(91)	6,332	(32)	24,789	(123)
Residential mortgage-backed securities	32,217	(210)	141,371	(3,051)	173,588	(3,261)
Collateralized mortgage obligations	—	—	2,021	(82)	2,021	(82)
Corporate bonds	18,464	(1,016)	71,957	(3,459)	90,421	(4,475)
Equity securities	—	(1)	4	—	4	(1)
Total	$74,351	$(1,356)	$233,434	$(6,714)	$307,785	$(8,070)

At December 31, 2018, gross unrealized losses for securities available-for-sale in an unrealized loss position for twelve months or longer, totaled $14.2 million. Four federal agency bonds, twenty-eight investment grade corporate bonds, 121 federal agency residential mortgage securities, nineteen investment grade municipal bonds and one collateralized mortgage obligation bond had respective unrealized loss positions of $96 thousand, $9.1 million, $4.7 million, $164 thousand and $78 thousand, respectively. The fair value of these 173 securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the years ended December 31, 2018, 2017 and 2016.

In conjunction with the adoption of ASU 2016-01, the Corporation recognized a $153 thousand net loss on equity securities during the year ended December 31, 2018 in other noninterest income and the net unrealized loss on equity securities held at December 31, 2018 was $153 thousand. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.

Note 5. Loans and Leases
Summary of Major Loan and Lease Categories

	At December 31, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$913,166	$24,519	$937,685
Real estate-commercial	1,507,579	233,625	1,741,204
Real estate-construction	215,513	—	215,513
Real estate-residential secured for business purpose	302,393	60,403	362,796
Real estate-residential secured for personal purpose	338,451	49,959	388,410
Real estate-home equity secured for personal purpose	177,523	8,728	186,251
Loans to individuals	32,617	142	32,759
Lease financings	141,956	—	141,956
Total loans and leases held for investment, net of deferred income	$3,629,198	$377,376	$4,006,574

Unearned lease income, included in the above table	$(15,118)	$—	$(15,118)
Net deferred costs, included in the above table	3,930	—	3,930
Overdraft deposits included in the above table	139	—	139

	At December 31, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$833,100	$63,111	$896,211
Real estate-commercial	1,235,681	306,460	1,542,141
Real estate-construction	171,244	4,592	175,836
Real estate-residential secured for business purpose	250,800	91,167	341,967
Real estate-residential secured for personal purpose	260,654	60,920	321,574
Real estate-home equity secured for personal purpose	171,884	12,386	184,270
Loans to individuals	28,156	144	28,300
Lease financings	129,768	—	129,768
Total loans and leases held for investment, net of deferred income	$3,081,287	$538,780	$3,620,067

Unearned lease income, included in the above table	$(14,243)	$—	$(14,243)
Net deferred costs, included in the above table	4,669	—	4,669
Overdraft deposits included in the above table	222	—	222
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at December 31, 2018 totaled $377.4 million, including $314.8 million of loans from the Fox Chase acquisition and $62.6 million from the Valley Green Bank acquisition. At December 31, 2018, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $695 thousand representing $63 thousand from the Fox Chase acquisition and $632 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.

The outstanding principal balance and carrying amount for acquired credit impaired loans at December 31, 2018 and 2017 were as follows:

(Dollars in thousands)	At December 31, 2018	At December 31, 2017
Outstanding principal balance	$893	$2,325
Carrying amount	695	1,583
Reserve for loan losses	—	—
The following table presents the changes in accretable yield on acquired credit impaired loans:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017
Beginning of period	$11	$50
Reclassification from nonaccretable discount	582	891
Accretable yield amortized to interest income	(593)	(926)
Disposals	—	(4)
End of period	$—	$11

The Corporation is a lessor of equipment under agreements expiring at various dates through the year 2029. At December 31, 2018 and 2017, the schedule of minimum lease payments receivable is as follows:

	At December 31,
(Dollars in thousands)	2018	2017
Within 1 year	$56,386	$53,625
After 1 year through 2 years	44,027	41,351
After 2 years through 3 years	30,150	27,411
After 3 years through 4 years	18,123	15,557
After 4 years through 5 years	7,085	5,375
Thereafter	1,303	692
Total future minimum lease payments receivable	157,074	144,011
Less: Unearned income	(15,118)	(14,243)
Total lease financing receivables, net of unearned income	$141,956	$129,768

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at December 31, 2018 and 2017:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At December 31, 2018
Commercial, financial and agricultural	$1,043	$270	$2,228	$3,541	$934,144	$—	$937,685	$—
Real estate—commercial real estate and construction:
Commercial real estate	5,425	1,538	1,599	8,562	1,732,436	206	1,741,204	—
Construction	2,163	106	—	2,269	213,244	—	215,513	—
Real estate—residential and home equity:
Residential secured for business purpose	2,497	777	1,164	4,438	357,932	426	362,796	—
Residential secured for personal purpose	2,334	—	1,586	3,920	384,427	63	388,410	—
Home equity secured for personal purpose	305	96	1,341	1,742	184,509	—	186,251	—
Loans to individuals	207	29	55	291	32,468	—	32,759	55
Lease financings	2,460	411	307	3,178	138,778	—	141,956	137
Total	$16,434	$3,227	$8,280	$27,941	$3,977,938	$695	$4,006,574	$192

At December 31, 2017
Commercial, financial and agricultural	$2,182	$1,440	$1,509	$5,131	$890,658	$422	$896,211	$—
Real estate—commercial real estate and construction:
Commercial real estate	733	548	1,410	2,691	1,539,094	356	1,542,141	—
Construction	1,970	—	365	2,335	173,501	—	175,836	—
Real estate—residential and home equity:
Residential secured for business purpose	1,651	315	1,355	3,321	338,061	585	341,967	162
Residential secured for personal purpose	4,368	1,118	23	5,509	315,845	220	321,574	—
Home equity secured for personal purpose	1,414	333	464	2,211	182,059	—	184,270	148
Loans to individuals	221	139	195	555	27,745	—	28,300	195
Lease financings	1,143	392	1,855	3,390	126,378	—	129,768	256
Total	$13,682	$4,285	$7,176	$25,143	$3,593,341	$1,583	$3,620,067	$761

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2018 and 2017. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At December 31,
	2018				2017
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$3,365	$382	$—	$3,747	$4,448	$921	$—	$5,369
Real estate—commercial real estate and construction:
Commercial real estate	18,214	—	—	18,214	4,285	10,266	—	14,551
Construction	106	—	—	106	365	—	—	365
Real estate—residential and home equity:
Residential secured for business purpose	1,318	160	—	1,478	2,843	206	162	3,211
Residential secured for personal purpose	1,587	—	—	1,587	466	42	—	508
Home equity secured for personal purpose	1,448	—	—	1,448	511	—	148	659
Loans to individuals	—	—	55	55	—	—	195	195
Lease financings	170	—	137	307	1,599	—	256	1,855
Total	$26,208	$542	$192	$26,942	$14,517	$11,435	$761	$26,713
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.3 million and $2.5 million at December 31, 2018 and December 31, 2017, respectively.

Accruing troubled debt restructuring loans of $11.4 million at December 31, 2017 includes balances of $10.3 million related to one borrower which were classified as troubled debt restructurings as the related loans were granted amortization period extensions. These troubled debt restructured loans were returned to performing status during the first quarter of 2018 as the borrower was in compliance with the modified terms of the restructurings for the required time period. At December 31, 2018, commercial real estate nonaccrual loans and leases includes an $11.5 million loan that was placed on nonaccrual status during the first quarter of 2018. A specific reserve of $624 thousand was recorded for this loan as of December 31, 2018.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2018 and 2017.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2018
Grade:
1. Cash secured/ 2. Fully secured	$2,783	$—	$27,783	$—	$30,566
3. Strong	14,762	698	—	—	15,460
4. Satisfactory	20,133	21,790	—	—	41,923
5. Acceptable	627,585	1,118,288	78,855	251,099	2,075,827
6. Pre-watch	217,473	314,458	108,769	47,257	687,957
7. Special Mention	23,287	31,791	—	721	55,799
8. Substandard	7,143	20,554	106	3,316	31,119
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$913,166	$1,507,579	$215,513	$302,393	$2,938,651

At December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$2,521	$—	$20,420	$—	$22,941
3. Strong	9,206	1,821	—	—	11,027
4. Satisfactory	30,283	26,950	—	274	57,507
5. Acceptable	593,205	960,258	76,899	215,750	1,846,112
6. Pre-watch	179,990	209,844	72,168	29,738	491,740
7. Special Mention	4,027	12,974	1,392	296	18,689
8. Substandard	13,868	23,834	365	4,742	42,809
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$833,100	$1,235,681	$171,244	$250,800	$2,490,825

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2018
Grade:
1. Cash secured/ 2. Fully secured	$—	$—	$—	$—	$—
3. Strong	—	—	—	—	—
4. Satisfactory	—	—	—	—	—
5. Acceptable	21,468	145,722	—	51,066	218,256
6. Pre-watch	2,982	75,189	—	8,501	86,672
7. Special Mention	—	—	—	—	—
8. Substandard	69	12,714	—	836	13,619
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$24,519	$233,625	$—	$60,403	$318,547
At December 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,120	$—	$—	$—	$1,120
3. Strong	—	—	—	—	—
4. Satisfactory	125	482	—	—	607
5. Acceptable	49,949	183,490	—	73,402	306,841
6. Pre-watch	6,183	98,977	4,592	15,861	125,613
7. Special Mention	1,007	17,028	—	—	18,035
8. Substandard	4,727	6,483	—	1,904	13,114
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$63,111	$306,460	$4,592	$91,167	$465,330

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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2018
Performing	$337,762	$177,139	$32,562	$141,649	$689,112
Nonperforming	689	384	55	307	1,435
Total	$338,451	$177,523	$32,617	$141,956	$690,547

At December 31, 2017
Performing	$260,589	$171,527	$27,961	$127,913	$587,990
Nonperforming	65	357	195	1,855	2,472
Total	$260,654	$171,884	$28,156	$129,768	$590,462
The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2018
Performing	$49,061	$7,664	$142	$—	$56,867
Nonperforming	898	1,064	—	—	1,962
Total	$49,959	$8,728	$142	$—	$58,829

At December 31, 2017
Performing	$60,477	$12,084	$144	$—	$72,705
Nonperforming	443	302	—	—	745
Total	$60,920	$12,386	$144	$—	$73,450
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
The Corporation originates fixed-rate and adjustable-rate real estate-residential mortgage loans and home equity loans that are secured by the underlying 1-to-4 family residential properties for personal purposes. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies.
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the years ended December 31, 2018, 2017 and 2016:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(14,655)	(40)	(31)	—	(353)	(572)	N/A	(15,651)
Recoveries	2,140	333	280	78	88	231	N/A	3,150
Provision	13,756	3,771	318	1,364	376	497	217	20,299
Provision for acquired credit impaired loans	—	—	8	3	—	—	—	11
Ending balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364

For the Year Ended December 31, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(1,030)	(232)	(1,370)	(196)	(317)	(3,992)	N/A	(7,137)
Recoveries	801	5	54	99	136	206	N/A	1,301
(Recovery of provision) provision	(66)	2,561	2,204	857	190	4,130	16	9,892
(Recovery of provision) provision for acquired credit impaired loans	—	—	(1)	1	—	—	—	—
Ending balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555

For the Year Ended December 31, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(4,827)	(307)	(522)	(178)	(395)	(759)	N/A	(6,988)
Recoveries	1,454	101	71	88	133	191	N/A	2,038
Provision (recovery of provision)	3,992	961	462	(489)	280	314	(874)	4,646
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(3)	—	—	—	175
Ending balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
N/A – Not applicable
Charge-offs for the year ended December 31, 2018 included a charge-off of $12.7 million during the second quarter of 2018 for a commercial loan relationship related to fraudulent activities by employees of the borrower. The Bank owned a participating interest which originally totaled $13.0 million in an approximately $80.0 million commercial lending facility. The charge-off represented the entire principal amount owed to the Bank. During the fourth quarter of 2018, the Bank recovered $1.8 million from this previously charged-off loan. Total net charge-off for this loan for the year ended December 31, 2018 was $10.9 million.

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at December 31, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At December 31, 2018

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$413	$675	$—	$327	$—	$—	N/A	$1,415
Ending balance: collectively evaluated for impairment	7,570	13,183	2,233	2,872	484	1,288	271	27,901
Ending balance: acquired non-credit impaired loans evaluated for impairment	—	45	3	—	—	—	—	48
Total ending balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$3,747	$18,321	$1,478	$3,035	$—	$—		$26,581
Ending balance: collectively evaluated for impairment	909,419	1,702,992	300,915	512,939	32,617	141,956		3,600,838
Loans measured at fair value	—	1,779	—	—	—	—		1,779
Acquired non-credit impaired loans	24,519	233,419	59,977	58,624	142	—		376,681
Acquired credit impaired loans	—	206	426	63	—	—		695
Total ending balance	$937,685	$1,956,717	$362,796	$574,661	$32,759	$141,956		$4,006,574

At December 31, 2017

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$31	$99	$1	$—	$—	$—	N/A	$131
Ending balance: collectively evaluated for impairment	6,711	9,740	1,660	1,754	373	1,132	54	21,424
Total ending balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$7,079	$16,919	$3,465	$1,019	$—	$1,250		$29,732
Ending balance: collectively evaluated for impairment	826,021	1,388,048	247,335	431,519	28,156	128,518		3,049,597
Loans measured at fair value	—	1,958	—	—	—	—		1,958
Acquired non-credit impaired loans	62,689	310,696	90,582	73,086	144	—		537,197
Acquired credit impaired loans	422	356	585	220	—	—		1,583
Total ending balance	$896,211	$1,717,977	$341,967	$505,844	$28,300	$129,768		$3,620,067
N/A – Not applicable

The Corporation does not provide a reserve for loan loss for acquired loans unless additional deterioration of the portfolio is identified over the projections utilized in the initial fair value analysis. After the acquisition measurement period, the present value of any decreases in expected cash flows of acquired credit impaired loans will generally result in an impairment charge recorded as a provision for loan loss.
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at December 31, 2018 and 2017. The impaired loans exclude acquired credit impaired loans.

	At December 31,
	2018			2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$2,776	$3,361		$7,019	$8,301
Real estate—commercial real estate	6,578	7,516		15,621	16,507
Real estate—construction	106	111		365	365
Real estate—residential secured for business purpose	1,478	1,660		3,430	4,620
Real estate—residential secured for personal purpose	863	911		508	566
Real estate—home equity secured for personal purpose	1,373	1,404		511	523
Total impaired loans with no related reserve recorded	$13,174	$14,963		$27,454	$30,882

Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$971	$1,024	$413	$60	$60	$31
Real estate—commercial real estate	11,637	12,162	675	933	933	99
Real estate—residential secured for business purpose	—	—	—	35	37	1
Real estate—residential secured for personal purpose	724	724	252	—	—	—
Real estate—home equity secured for personal purpose	75	75	75	—	—	—
Total impaired loans with a reserve recorded	$13,407	$13,985	$1,415	$1,028	$1,030	$131

Total impaired loans:
Commercial, financial and agricultural	$3,747	$4,385	$413	$7,079	$8,361	$31
Real estate—commercial real estate	18,215	19,678	675	16,554	17,440	99
Real estate—construction	106	111	—	365	365	—
Real estate—residential secured for business purpose	1,478	1,660	—	3,465	4,657	1
Real estate—residential secured for personal purpose	1,587	1,635	252	508	566	—
Real estate—home equity secured for personal purpose	1,448	1,479	75	511	523	—
Total impaired loans	$26,581	$28,948	$1,415	$28,482	$31,912	$131
Impaired loans includes nonaccrual loans and accruing troubled debt restructured loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is an accruing troubled debt restructured loan or if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	For the Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$6,242	$134	$335	$10,456	$200	$347	$13,126	$258	$381
Real estate—commercial real estate	19,665	222	1,073	20,054	792	289	26,698	1,106	272
Real estate—construction	123	—	8	253	—	19	—	—	—
Real estate—residential secured for business purpose	1,844	22	108	3,801	65	169	4,084	67	207
Real estate—residential secured for personal purpose	1,229	3	94	614	3	39	498	2	24
Real estate—home equity secured for personal purpose	1,112	1	85	406	—	26	440	—	25
Total	$30,215	$382	$1,703	$35,584	$1,060	$889	$44,846	$1,433	$909

*
Includes interest income recognized on a cash basis for nonaccrual loans of $27 thousand, $4 thousand and $8 thousand for the years ended December 31, 2018, 2017 and 2016, respectively and interest income recognized on the accrual method for accruing impaired loans of $355 thousand, $1.1 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $426 thousand and $390 thousand at December 31, 2018 and 2017, respectively.

Impaired Leases
The Corporation had no impaired leases at December 31, 2018. The Corporation had impaired leases of $1.3 million at December 31, 2017 with no related reserves which were paid off in full during the fourth quarter of 2018.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018				2017
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	$—	3	$9,206	$9,206	$—
Total	—	$—	$—	$—	3	$9,206	$9,206	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	2	$1,127	$1,127	$—
Real estate—commercial real estate	—	—	—	—	1	328	328	—
Real estate—residential secured for personal purpose	1	66	66	—	—	—	—	—
Total	1	$66	$66	$—	3	$1,455	$1,455	$—
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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2018 and 2017:

	Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$66	1	$66
Total	—	$—	1	$66	1	$66

For the Year Ended December 31, 2017
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	3	$9,206	3	$9,206
Total	—	$—	3	$9,206	3	$9,206

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	2	$1,127	2	$1,127
Real estate—commercial real estate	1	328	—	—	1	328
Total	1	$328	2	$1,127	3	$1,455

There were no loans for which there were payment defaults within twelve months of the restructuring date during the years ended December 31, 2018 and 2017.

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at December 31, 2018 and 2017:

(Dollars in thousands)	At December 31, 2018	At December 31, 2017
Real estate-residential secured for personal purpose	$563	$31
Real estate-home equity secured for personal purpose	1,134	—
Total	$1,697	$31

The following presents foreclosed residential real estate property included in other real estate owned at December 31, 2018 and 2017.

(Dollars in thousands)	At December 31, 2018	At December 31, 2017
Foreclosed residential real estate	$—	$80

Note 6. Premises and Equipment
The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2018	2017
Land and land improvements	$15,683	$15,402
Premises and improvements	53,707	54,643
Furniture and equipment	32,068	33,675
Total cost	101,458	103,720
Less: accumulated depreciation	(41,899)	(41,923)
Net book value	$59,559	$61,797

The following table summarizes rental expense charged to operations for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Rental expense	$3,866	$3,938	$3,791
Rental income	(207)	(227)	(138)
Net rental expense	$3,659	$3,711	$3,653
Note 7. Goodwill and Other Intangible Assets
The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2018, 2017 and 2016 was $3.4 million, $4.2 million and $4.1 million, respectively. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2018 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units.
The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2018. There was no impairment of goodwill or other identifiable intangibles recorded during 2016 through 2018.
Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2018 and 2017 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2016	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2017	138,476	15,434	18,649	172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2018	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2018			At December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$710	$—	$710	$580	$130
Core deposit intangibles	6,788	3,143	3,645	6,788	2,135	4,653
Customer related intangibles	12,381	10,804	1,577	12,381	9,828	2,553
Servicing rights	17,314	10,546	6,768	15,855	9,282	6,573
Total amortized intangible assets	$37,193	$25,203	$11,990	$35,734	$21,825	$13,909
The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2019		$1,565
2020		1,200
2021		923
2022		666
2023		409
Thereafter		459

The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $11.5 million and $10.0 million at December 31, 2018 and 2017, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at December 31, 2018 and 2017. The Corporation also records servicing rights on SBA loans. The value of these servicing rights was $42 thousand and $21 thousand at December 31, 2018 and 2017, respectively.
Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Beginning of period	$6,573	$6,485	$5,877
Servicing rights capitalized	1,458	1,487	2,049
Acquired servicing rights	—	—	87
Amortization of servicing rights	(1,263)	(1,399)	(1,528)
Changes in valuation allowance	—	—	—
End of period	$6,768	$6,573	$6,485
Residential mortgage and SBA loans serviced for others	$1,031,506	$1,008,123	$965,729
There was no activity in the valuation allowance for the years ended December 31, 2018, 2017 and 2016.

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousands)	Amount
2019		$908
2020		801
2021		705
2022		619
2023		541
Thereafter		3,194

Note 8. Accrued Interest Receivable and Other Assets
The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2018	2017
Other real estate owned	$1,187	$1,843
Accrued interest receivable	14,255	12,362
Accrued income and other receivables	3,933	3,872
Fair market value of derivative financial instruments	679	601
Other prepaid expenses	14,652	21,496
Net federal deferred tax assets	3,585	1,174
Other	322	154
Total accrued interest and other assets	$38,613	$41,502

Note 9. Deposits
Deposits and their respective weighted average interest rate at December 31, 2018 and 2017 consist of the following:

	December 31,
	2018		2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,055,919	—%	$1,040,026
Demand deposits	1.01	1,377,171	0.43	1,109,438
Savings deposits	0.33	782,766	0.26	830,706
Time deposits	1.76	670,077	1.12	574,749
Total	0.73%	$3,885,933	0.38%	$3,554,919
The aggregate amount of time deposits in denominations of $100 thousand or more was $283.4 million at December 31, 2018 and $250.0 million at December 31, 2017. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $129.5 million at December 31, 2018 and $118.4 million at December 31, 2017.

At December 31, 2018, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Due in 2019		$394,239
Due in 2020		128,518
Due in 2021		40,750
Due in 2022		32,995
Due in 2023		70,056
Thereafter		3,519
Total		$670,077

Note 10. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2018
Short-term borrowings:
FHLB borrowings	$108,300	2.62%	$261,240	$85,601	2.01%
Federal funds purchased	60,000	2.60	65,003	36,591	1.88
Customer repurchase agreements	21,468	0.05	28,323	22,120	0.05

Long-term debt:
FHLB advances	$125,000	1.92%	$125,031	$120,983	1.80%
Security repurchase agreements	20,330	2.71	30,751	29,049	2.08

Subordinated notes	$94,574	5.33%	$94,574	$94,451	5.34%

2017
Short-term borrowings:
FHLB borrowings	$30,225	1.54%	$124,500	$50,063	1.10%
Federal funds purchased	55,000	1.56	95,000	32,282	1.05
Customer repurchase agreements	20,206	0.05	26,376	23,207	0.05

Long-term debt:
FHLB advances	$125,036	1.73%	$190,689	$155,073	1.43%
Security repurchase agreements	30,792	1.52	31,234	31,036	1.30

Subordinated notes	$94,331	5.35%	$94,331	$94,208	5.35%
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.6 billion. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2018 and 2017, the Bank had outstanding short-term letters of credit with the FHLB totaling $347.5 million and $234.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $367.0 million at December 31, 2018 and 2017. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $69.5 million and $52.0 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2018 and 2017, the Corporation had no outstanding borrowings under this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2018	Weighted Average Rate
2019	$10,000	1.35%
2020	40,000	1.70
2021	55,000	1.94
2022	10,000	2.09
2023	10,000	3.02
Thereafter	—	—
Total	$125,000	1.92%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of December 31, 2018	Weighted Average Rate
2019	$10,114	2.72%
2020	10,216	2.71
2021	—	—
2022	—	—
2023	—	—
Thereafter	—	—
Total	$20,330	2.71%
Long-term debt under security repurchase agreements totaling $20.3 million are variable based on the one-month LIBOR rate plus a spread.
Subordinated Debt
On July 1, 2016, the Corporation issued $45.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2026 (2016 Notes) in a private placement transaction to institutional accredited investors. The net proceeds of the offering approximated $44.5 million. The 2016 Notes bear interest at an annual fixed rate of 5.00% from the date of issuance until June 30, 2021, or any early redemption date. From June 30, 2021 to the maturity date of June 30, 2026 (or any early redemption date), the 2016 Notes will bear interest at an annual rate equal to three-month LIBOR rate plus 3.90%. Beginning with the interest payment date of June 30, 2021, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2016 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2016 Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the 2016 Notes, in whole but not in part, at any time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.
On March 30, 2015, the Corporation issued $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (2015 Notes) in a private placement transaction to institutional accredited investors. The net proceeds of the offering $49.3 million, The 2015 Notes bear interest at an annual fixed rate of 5.10% from the date of issuance until March 30, 2020, or any early redemption date. From March 30, 2020 to the maturity date of March 30, 2025 (or any early redemption date), the 2015 Notes will bear interest at an annual rate equal to the three-month LIBOR rate plus 3.544%. Beginning with the interest payment date of March 30, 2020, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2015 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2015 Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the 2015 Notes, in whole, at any time, or in part from time to time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.

The subordinated notes qualify as Tier 2 capital for regulatory capital purposes for the first five years of the notes' terms. The Tier 2 capital benefit is phased out at 20% per year after the fifth year (from years six to ten) and have no benefit in the tenth year.

Note 11. Income Taxes
The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current:
Federal	$9,770	$9,273	$2,400
State	972	961	539
Deferred:
Federal	(862)	7,350	909
State	263	133	33
	$10,143	$17,717	$3,881
The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2018	2017	2016
Expected provision at statutory rate	21.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(4.0)	(6.1)	(15.6)
Increase in value of bank owned life insurance assets	(1.1)	(2.2)	(4.2)
Stock-based compensation	(0.2)	(1.0)	(1.7)
Non-deductible merger-related expenses	—	—	1.2
State income taxes, net of federal benefits	1.6	1.2	(1.5)
Adjustment to deferred tax assets and liabilities for enacted changes in tax laws and rates	(0.5)	1.7	—
Changes in valuation allowance	0.1	0.5	3.1
Other	(0.2)	(0.4)	0.3
Effective tax rate	16.7%	28.7%	16.6%
On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (TCJA), was signed into law. The TCJA includes many provisions that affected the Corporation's income tax expense, including reducing the Corporation's federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, the Corporation was required to re-measure, the deferred tax assets and liabilities using the enacted rate at which they were expected to be recovered or settled. The re-measurement of the Corporation's net deferred tax asset resulted in additional 2017 income tax expense of $1.1 million.
Also, on December 22, 2017, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 118 (SAB 118) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the TCJA in situations where a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the TCJA's enactment date to complete the necessary accounting.
The Corporation recorded provisional amounts of deferred income taxes using reasonable estimates in four areas where information necessary to complete the accounting was not available, prepared, or analyzed: 1) the Corporation's deferred tax liability for temporary differences between the tax and financial reporting basis of fixed assets is principally due to the accelerated depreciation under the TCJA which allows for full expensing of qualified property purchased and placed in service after September 27, 2017; 2) the Corporation's deferred tax asset for temporary differences associated with accrued compensation was awaiting final determinations of amounts that will be paid and deducted on the 2017 income tax returns; 3) the Corporation's deferred tax liability for temporary differences associated with equity investments in partnerships was awaiting receipt of Schedules K-1 from outside preparers, which was necessary to determine the 2017 tax impact from these investments; and 4) the Corporation's deferred tax liability for temporary differences related to its qualified pension plan is based upon actuarial reports from the Corporation's third party provider. However, the Corporation was still in the process of determining if a contribution related to the 2017 plan year was going to be made.
The Corporation did not make any adjustments to deferred tax assets, representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million. There was uncertainty in applying the newly-enacted rules to existing contracts, and the Corporation was seeking further clarifications before completing its analysis.

The Corporation completed the calculations of the provisional items above with the completion of the 2017 tax returns. The impact of the completed calculations to the re-measurement of the Corporation's net deferred tax asset resulted in an income tax benefit of $300 thousand which the Corporation recorded in 2018.
Retained earnings include $6.0 million at December 31, 2018, 2017 and 2016, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.
At December 31, 2018 and 2017, the Corporation had no unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.
The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2015.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.
The Corporation has a state net operating loss carry-forward of $59.8 million which will begin to expire after 2019 if not utilized. A valuation allowance at December 31, 2018 and 2017 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.
The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$6,410	$4,643
Deferred compensation	1,734	2,110
Actuarial adjustments on retirement benefits*	4,592	4,432
State net operating losses	4,730	4,166
Other-than-temporary impairments on equity securities	148	148
Net unrealized holding losses on securities available-for-sale and swaps*	2,968	1,316
Other deferred tax assets	1,368	1,243
Gross deferred tax assets	21,950	18,058
Valuation allowance	(3,830)	(3,523)
Total deferred tax assets, net of valuation allowance	18,120	14,535
Deferred tax liabilities:
Mortgage servicing rights	1,463	1,415
Retirement plans	5,263	4,304
Deferred loan fees and costs	1,163	2,614
Acquisition-related fair value adjustments	1,605	1,621
Intangible assets	1,987	1,513
Accounting method change adjustment	1,154	—
Depreciation	937	1,102
Other deferred tax liabilities	963	792
Total deferred tax liabilities	14,535	13,361
Net deferred tax assets	$3,585	$1,174
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 12. Retirement Plans and Other Postretirement Benefits
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. These non-qualified benefit plans are not offered to new participants and all current participants are now retired. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.
The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $1.4 million, and $1.2 million, respectively.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2018, 2017 and 2016 was $215 thousand, $222 thousand and $52 thousand, respectively.
Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$50,364	$47,389	$2,611	$2,968
Service cost	560	524	88	48
Interest cost	1,760	1,927	92	118
Actuarial (gain) loss	(3,205)	3,169	(404)	(409)
Benefits paid	(2,611)	(2,645)	(104)	(114)
Benefit obligation at end of year	$46,868	$50,364	$2,283	$2,611

Change in plan assets:
Fair value of plan assets at beginning of year	$46,753	$41,418	$—	$—
Actual (loss) return on plan assets	(1,923)	5,799	—	—
Benefits paid	(2,611)	(2,645)	(104)	(114)
Employer contribution and non-qualified benefit payments	3,160	2,181	104	114
Fair value of plan assets at end of year	$45,379	$46,753	$—	$—
Funded status	(1,489)	(3,611)	(2,283)	(2,611)
Unrecognized net actuarial loss (gain)	22,141	21,256	(92)	316
Unrecognized prior service costs	(181)	(464)	—	—
Net amount recognized	$20,471	$17,181	$(2,375)	$(2,295)
The fair value of pension plan assets exceeded the accumulated benefit obligation at December 31, 2018 and 2017.

Components of net periodic benefit cost were as follows:

	Retirement Plans			Other Post Retirement Benefits
(Dollars in thousands)	2018	2017	2016	2018	2017	2016
Service cost	$560	$524	$661	$88	$48	$46
Interest cost	1,760	1,927	2,071	92	118	133
Expected (loss) return on plan assets	(3,287)	(3,074)	(3,041)	—	—	—
Amortization of net actuarial loss	1,120	1,185	1,296	4	42	25
Accretion of prior service cost	(283)	(282)	(283)	—	—	—
Settlement cost	—	—	1,434	—	—	—
Net periodic benefit (income) cost	$(130)	$280	$2,138	$184	$208	$204

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

In the fourth quarter of 2016, the Corporation offered to vested participants in the pension plan, who were no longer employees, the option of a one-time lump-sum payment in lieu of any future benefits that would have been payable from the plan. As a result, lump-sum payments from the plan were $3.2 million and exceeded the service cost and interest cost for the year triggering a settlement. The settlement was measured as of December 31, 2016 because the majority of lump sum payments occurred during December 2016. The settlement cost was $1.4 million. The amount represents a reclassification of accumulated other comprehensive income to pension expense (included in other noninterest expense in the statement of income) and had no impact on shareholders' equity.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2019:
Amortization of net actuarial loss	$1,175	$—
Accretion of prior service cost	(181)	—
During 2019, the Corporation expects to contribute approximately $157 thousand to the Retirement Plans and approximately $89 thousand to Other Postretirement Benefits.
The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2019	$2,836	$89
2020	2,839	90
2021	2,892	92
2022	2,898	94
2023	2,964	97
Years 2024-2028	14,946	540

Weighted-average assumptions used to determine benefit obligations at December 31, 2018 and 2017 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Assumed discount rate	4.2%	3.6%	4.2%	3.6%
Assumed salary increase rate	3.0	3.0	—	—
The benefit obligation for all plans at December 31, 2018 was based on the RP-2014 mortality table using the projection scale MP-2018 published by the Society of Actuaries.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2018 and 2017 were as follows. The discount rate was determined utilizing the FTSE Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

	Retirement Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Assumed discount rate	3.6%	4.0%	3.6%	4.0%
Assumed long-term rate of investment return	7.0	7.5	—	—
Assumed salary increase rate	3.0	3.0	—	—

The Corporation's pension plan asset allocation at December 31, 2018 and 2017, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2018	2017
Asset Category:
Equity securities	60%	64%
Debt securities	39	35
Other	1	1
Total	100%	100%
Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 60% equity to 40% fixed income mix to achieve the overall expected long-term rate of return of 7.0%. Equity securities do not include any common stock of the Corporation.
The major categories of assets in the Corporation’s pension plan at year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 17, “Fair Value Disclosures.”

	Fair Value Measurements at December 31,
(Dollars in thousands)	2018	2017
Level 1:
Mutual funds	$28,360	$31,144
Short-term investments	666	515
Level 2:
U.S. government obligations	6,167	4,910
Corporate bonds	6,031	5,974
Level 3:
Certificates of deposit	4,155	4,210
Total fair value of plan assets	$45,379	$46,753
The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2018 and 2017:

(Dollars in thousands)	Balance at December 31, 2017	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2018
Certificates of deposit	$4,210	$—	$—	$845	$(900)	$4,155
Total Level 3 assets	$4,210	$—	$—	$845	$(900)	$4,155

(Dollars in thousands)	Balance at December 31, 2016	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2017
Certificates of deposit	$4,565	$—	$—	$535	$(890)	$4,210
Total Level 3 assets	$4,565	$—	$—	$535	$(890)	$4,210

Note 13. Stock-Based Incentive Plan
The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,698,974 options and restricted stock to employees and non-employee directors, which includes 330,625 shares as a result of the Corporation's common stock issuance in 2017, 857,191 shares as a result of the completion of the acquisition of Fox Chase in 2016 and 473,483 shares as a result of the completion of the acquisition of Valley Green Bank in 2015. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. The options issued in 2018 become exercisable and vest at 33.3 percent per year for each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the shares vest based upon the Corporation’s performance with respect to certain financial measures over a three-year period. There were 2,631,983 share awards available for future grants at December 31, 2018 under the plan. At December 31, 2018, there were 597,405 options to purchase common stock and 157,579 unvested restricted stock awards outstanding under the plan.
In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan to allow for the issuance of restricted stock units.
The following is a summary of the Corporation’s stock option activity and related information for the year ended December 31, 2018:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2018
Outstanding at December 31, 2017	512,735	$21.90
Granted	190,778	28.50
Expired	(6,356)	24.61
Forfeited	(40,002)	26.29
Exercised	(59,750)	18.92
Outstanding at December 31, 2018	597,405	23.98	7.2	$820
Exercisable at December 31, 2018	253,175	20.36	5.5	670

The following is a summary of nonvested stock options at December 31, 2018 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2017	352,142	$6.47
Granted	190,778	6.46
Vested	(158,688)	6.43
Forfeited	(40,002)	6.49
Nonvested stock options at December 31, 2018	344,230	6.48

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

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of the awards. The Corporation records forfeitures as they occur. The following aggregated assumptions were used to estimate the fair value of options granted for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
	Actual	Actual	Range			Weighted Average
Expected option life in years	6.6	6.9	7.6	-	8.2	7.9
Risk free interest rate	2.80%	2.30%	1.38%	-	1.89%	1.87%
Expected dividend yield	2.81%	2.84%	3.80%	-	4.19%	4.06%
Expected volatility	27.15%	29.75%	37.71%	-	46.22%	45.82%
Fair value of options	$6.46	$6.72	$5.40	-	$6.27	$6.23
The following is a summary of nonvested restricted stock awards at December 31, 2018 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2017	229,026	$21.93
Granted	59,953	28.39
Vested	(97,201)	20.13
Forfeited	(34,199)	22.73
Nonvested share awards at December 31, 2018	157,579	25.33
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2018	2017	2016
Shares granted	59,953	61,823	176,255
Weighted average grant date fair value	$28.39	$28.08	$20.60
Intrinsic value of awards vested	$2,709	$2,954	$1,000
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at December 31, 2018 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$1,222	1.8
Restricted stock awards	1,601	1.7
	$2,823	1.7

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Stock-based compensation expense:
Stock options	$1,020	$910	$577
Restricted stock awards	1,537	2,256	1,507
Employee stock purchase plan	68	64	67
Total	$2,625	$3,230	$2,151
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$620	$1,432	$1,135

There were no significant modifications or accelerations to options or restricted stock awards during the period 2016 through 2018. The Corporation typically issues shares for stock option exercises and grants of restricted stock awards from its treasury stock.

Note 14. Accumulated Other Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss, net of tax benefit, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)
Net Change	(4,396)	144	1,506	(2,746)
Balance, December 31, 2016	(4,988)	(141)	(14,325)	(19,454)
Net Change	927	150	606	1,683
Balance, December 31, 2017	(4,061)	9	(13,719)	(17,771)

Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value (1)	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges (1)	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(5,759)	70	(602)	(6,291)
Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2018" for additional information.

Note 15. Commitments and Contingencies
Lending Operations
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. The Bank offers commercial, mortgage, and consumer credit products to customers in the normal course of business, which are detailed in Note 5. These products result in a diversified credit portfolio and are generally issued to borrowers within the Bank’s market area. Financial instruments with off-balance sheet risk include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.
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
Standby letters of credit and performance letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They are primarily issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded, the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2018, the maximum potential amount of future payments under letters of credit is $61.2 million. The current carrying amount of the contingent obligation is $289 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2018:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,276,745
Performance letters of credit	31,039
Financial standby letters of credit	29,743
Other letters of credit	410
The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2018, the reserve for sold mortgages was $299 thousand.
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
Operating Leases
At December 31, 2018, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises. A summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2019	$3,536
2020	3,632
2021	3,688
2022	3,660
2023	3,610
Thereafter	37,389
Total	$55,515
Service Contracts
At December 31, 2018, the Corporation had contracts with third-party providers to manage the Corporation's network operations, data processing and other related services. The projected amount of the Corporation's future minimum payments due for contracts with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2019	$5,421
2020	4,288
2021	3,478
2022	1,250
2023	406
Thereafter	79
Total	$14,922

Note 16. Derivative Instruments and Hedging Activities
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
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation recorded ineffectiveness in other noninterest income of $83 thousand on the interest rate swap in 2018. At December 31, 2018, approximately $62 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2018. At December 31, 2018, the notional amount of the interest rate swap was $17.1 million, with a positive fair value of $185 thousand.
The Corporation has an interest rate swap classified as a fair value hedge with a current notional amount of $1.3 million to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Corporation pays a fixed rate of 5.83% and receives a floating rate based on the one-month LIBOR plus 350 basis points. The swap matures in October 2021. The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other noninterest income in the consolidated statements of operations.
The Corporation has an interest rate swap with a current notional amount of $418 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At December 31, 2018, the Corporation has nineteen variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $122.4 million and remaining maturities ranging from one to 10 years. At December 31, 2018, the fair value of the swaps to the customers was a liability of $72 thousand and $59.6 million of notional amount of the swaps were in paying positions while $62.8 million are in a receiving position to the third-party financial institution.
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
Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2018 and 2017. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2018
Interest rate swap - cash flow hedge	$17,076	Other assets	$185		$—
Interest rate swap - fair value hedge	1,346	Other assets	4		—
Total	$18,422		$189		$—
At December 31, 2017
Interest rate swap - cash flow hedge	$17,836	Other assets	$13		$—
Interest rate swap - fair value hedge	1,388		—	Other liabilities	12
Total	$19,224		$13		$12
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2018 and 2017:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2018
Interest rate swap	$418		$—	Other liabilities	$20
Credit derivatives	122,410		—	Other liabilities	72
Interest rate locks with customers	21,494	Other assets	490		—
Forward loan sale commitments	23,227		—	Other liabilities	150
Total	$167,549		$490		$242
At December 31, 2017
Interest rate swap	$523		$—	Other liabilities	$38
Credit derivatives	75,622		—	Other liabilities	36
Interest rate locks with customers	27,411	Other assets	527		—
Forward loan sale commitments	29,037	Other assets	61		—
Total	$132,593		$588		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2018	2017	2016
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$15	$182	$308
Interest rate swap—cash flow hedge—ineffectiveness	Other noninterest income	83	—	—
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	3	7	9
Total net gain (loss)		$71	$(175)	$(299)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2018	2017	2016
Credit derivatives	Other noninterest income	$262	$403	$93
Interest rate locks with customers	Net loss on mortgage banking activities	(37)	(274)	(288)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(211)	(196)	359
Total net gain (loss)		$14	$(67)	$164

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2018 and 2017:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2018	2017
Interest rate swap—cash flow hedge	Fair value, net of taxes	$80	$9
Total		$80	$9
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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2018.
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
Two commercial loans, associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $21 thousand at December 31, 2018.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, classified using the fair value hierarchy:

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$15,315	$—	$15,315
State and political subdivisions	—	65,415	—	65,415
Residential mortgage-backed securities	—	151,762	—	151,762
Collateralized mortgage obligations	—	2,888	—	2,888
Corporate bonds	—	67,398	25,729	93,127
Total available-for-sale securities	—	302,778	25,729	328,507
Equity securities:
Equity securities - financial services industry	924	—	—	924
Money market mutual funds	1,241	—	—	1,241
Total equity securities	2,165	—	—	2,165
Loans*	—	—	1,779	1,779
Interest rate swaps*	—	189	—	189
Interest rate locks with customers*	—	490	—	490
Total assets	$2,165	$303,457	$27,508	$333,130
Liabilities:
Contingent consideration liability	$—	$—	$259	$259
Interest rate swaps*	—	20	—	20
Credit derivatives*	—	—	72	72
Forward loan sale commitments*	—	150	—	150
Total liabilities	$—	$170	$331	$501

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$16,961	$—	$16,961
State and political subdivisions	—	78,297	—	78,297
Residential mortgage-backed securities	—	185,421	—	185,421
Collateralized mortgage obligations	—	3,602	—	3,602
Corporate bonds	—	79,190	27,986	107,176
Total available-for-sale securities	—	363,471	27,986	391,457
Equity securities:
Equity securities - financial services industry	1,076	—	—	1,076
Money market mutual funds	5,985	—	—	5,985
Total equity securities	7,061	—	—	7,061
Loans*	—	—	1,958	1,958
Interest rate swaps*	—	13	—	13
Interest rate locks with customers*	—	527	—	527
Forward loan sale commitments*	—	61	—	61
Total assets	$7,061	$364,072	$29,944	$401,077
Liabilities:
Contingent consideration liability	$—	$—	$339	$339
Interest rate swaps*	—	50	—	50
Credit derivatives*	—	—	36	36
Total liabilities	$—	$50	$375	$425
*Such financial instruments are recorded at fair value as further described in Note 16, "Derivative Instruments and Hedging Activities."

The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for year ended December 31, 2018 and 2017.

	For the Year Ended December 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at December 31, 2018
Corporate bonds	$27,986	$—	$—	$—	$—	$(2,257)	$25,729
Loans	1,958	—	—	(148)	—	(31)	1,779
Credit derivatives	(36)	(299)	—	—	—	263	(72)
Net total	$29,908	$(299)	$—	$(148)	$—	$(2,025)	$27,436

	For the Year Ended December 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at December 31, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(792)	$27,986
Loans	2,138	—	—	(137)	—	(43)	1,958
Credit derivatives	(9)	(430)	—	—	—	403	(36)
Net total	$30,907	$(430)	$—	$(137)	$—	$(432)	$29,908
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2018
Girard Partners	$339	—	131	51	$259
Total contingent consideration liability	$339	$—	$131	$51	$259

	For the Year Ended December 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2017
Sterner Insurance Associates	$331	$—	$30	$(301)	$—
Girard Partners	5,668	—	5,383	54	339
Total contingent consideration liability	$5,999	$—	$5,413	$(247)	$339
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2018 and 2017:

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$25,166	$25,166
Other real estate owned	—	—	1,187	1,187
Total	$—	$—	$26,353	$26,353

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$28,351	$28,351
Impaired leases held for investment	—	—	1,250	1,250
Other real estate owned	—	—	1,843	1,843
Total	$—	$—	$31,444	$31,444

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2018 and 2017. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$109,420	$—	$—	$109,420	$109,420
Held-to-maturity securities	—	141,575	—	141,575	142,634
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,337
Loans held for sale	—	1,798	—	1,798	1,754
Net loans and leases held for investment	—	—	3,924,329	3,924,329	3,950,265
Servicing rights	—	—	11,496	11,496	6,768
Total assets	$109,420	$143,373	$3,935,825	$4,188,618	$4,239,178
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,215,856	$—	$—	$3,215,856	$3,215,856
Time deposits	—	664,738	—	664,738	670,077
Total deposits	3,215,856	664,738	—	3,880,594	3,885,933
Short-term borrowings	—	189,768	—	189,768	189,768
Long-term debt	—	144,021	—	144,021	145,330
Subordinated notes	—	95,113	—	95,113	94,574
Total liabilities	$3,215,856	$1,093,640	$—	$4,309,496	$4,315,605
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,516)	$—	$(2,516)	$—

	At December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$75,409	$—	$—	$75,409	$75,409
Held-to-maturity securities	—	55,320	—	55,320	55,564
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	27,204
Loans held for sale	—	1,676	—	1,676	1,642
Net loans and leases held for investment	—	—	3,547,451	3,547,451	3,566,953
Servicing rights	—	—	10,046	10,046	6,573
Total assets	$75,409	$56,996	$3,557,497	$3,689,902	$3,733,345
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,980,170	$—	$—	$2,980,170	$2,980,170
Time deposits	—	574,737	—	574,737	574,749
Total deposits	2,980,170	574,737	—	3,554,907	3,554,919
Short-term borrowings	—	105,431	—	105,431	105,431
Long-term debt	—	156,834	—	156,834	155,828
Subordinated notes	—	98,075	—	98,075	94,331
Total liabilities	$2,980,170	$935,077	$—	$3,915,247	$3,910,509
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,414)	$—	$(2,414)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at December 31, 2018 and 2017.
Loans and leases held for investment: As of December 31, 2018, the fair values for loans and leases held for investment are estimated using discounted cash flow analysis, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers, adjusted as appropriate to consider credit, liquidity and marketability factors to arrive at a fair value that represents the Corporation's exit price at which these instruments would be sold or transferred. As of December 31, 2017, the fair values for loans and leases held for investment were estimated using discounted cash flow analysis, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and included components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment was made for specific credit risks in addition to general portfolio risk and is significant to the valuation. Loans and leases are classified within Level 3 in the fair value hierarchy since credit risk is not an observable input.
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2018, impaired loans held for investment had a carrying amount of $26.6 million with a valuation allowance of $1.4 million. At December 31, 2017, impaired loans held for investment had a carrying amount of $28.5 million with a valuation allowance of $131 thousand. The Corporation had no impaired leases at December 31, 2018.The Corporation had impaired leases of $1.3 million with no reserve at December 31, 2017.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management’s assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on small business administration (SBA) loans. At December 31, 2018 and December 31, 2017, servicing rights had a carrying amount of $6.8 million and $6.6 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2018 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2018. There was no impairment of goodwill or identifiable intangibles recorded.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During 2018, five properties had write-downs totaling $693 thousand, four properties were transferred into OREO with a fair value of $477 thousand and four properties were sold with total proceeds of $490 thousand for a net gain of $67 thousand. At December 31, 2018 and 2017, OREO had a carrying amount of $1.2 million and $1.8 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 18. Restructuring Charges
During January 2018, the Corporation announced the closure of two owned financial centers and one leased financial center and reduced staff associated with these financial centers, resulting in accruing a loss of $571 thousand related to the Banking business segment. These financial centers were closed in April 2018. The remaining accrued restructuring expense at January 1, 2018 of $23 thousand related to 2016 restructuring charges.
A roll-forward of the remaining accrued restructuring expense is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2018	$—	$—	$23	$23
Restructuring charges	366	48	157	571
Payments	(344)	—	(172)	(516)
Non-cash settlement	—	(48)	—	(48)
Accrued at December 31, 2018	$22	$—	$8	$30
Note 19. Share Repurchase Plan
On October 23, 2013, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 800,000 shares of common stock, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the years ended December 31, 2018, 2017 and 2016, the Corporation repurchased 150,000, 0 and 66,000 shares of common stock at a cost of $3.6 million, $0.0 million and $1.4 million, respectively, under the share repurchase program. Shares available for future repurchases under the plan totaled 864,246 at December 31, 2018. Total shares outstanding at December 31, 2018 were 29,270,852. At December 31, 2018, the aggregate purchases recorded as treasury stock, at cost, on the Corporation's consolidated balance sheet was $45.8 million. The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operation. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

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
In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The new minimum capital requirements were effective on January 1, 2015. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The capital conservation buffer requirements began to be phased in beginning January 1, 2016 and were fully applicable on January 1, 2019.
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a four-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2019, the Corporation and the Bank must hold a capital conservation buffer greater than 2.50% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer which would require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50% beginning in the first quarter of 2019.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2018 and December 31, 2017 under regulatory capital rules were as follows.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$604,213	13.70%	$352,764	8.00%	$440,955	10.00%
Bank	506,728	11.54	351,220	8.00	439,026	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	264,573	6.00	352,764	8.00
Bank	476,639	10.86	263,415	6.00	351,220	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	198,430	4.50	286,621	6.50
Bank	476,639	10.86	197,561	4.50	285,367	6.50
Tier 1 Capital (to Average Assets):
Corporation	479,550	10.13	189,374	4.00	236,718	5.00
Bank	476,639	10.12	188,487	4.00	235,609	5.00
At December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$563,797	14.00%	$322,148	8.00%	$402,685	10.00%
Bank	464,851	11.62	320,003	8.00	400,004	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	241,611	6.00	322,148	8.00
Bank	442,613	11.07	240,002	6.00	320,003	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	447,228	11.11	181,208	4.50	261,745	6.50
Bank	442,613	11.07	180,002	4.50	260,002	6.50
Tier 1 Capital (to Average Assets):
Corporation	447,228	10.48	170,753	4.00	213,441	5.00
Bank	442,613	10.45	169,453	4.00	211,816	5.00
At December 31, 2018 and December 31, 2017, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2018, the Corporation and the Bank was required to hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 1.875% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2018, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the phase in of the capital conservation buffer as well as the impact on new accounting rules, such as Lease Accounting (ASU No. 2016-02) and CECL (ASU No. 2016-13) on its regulatory capital ratios.

During December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts would be calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. The election must be made in the first reporting period that CECL is adopted. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Yet to Be Adopted" for additional information.
Dividends and Other Restrictions
The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2019 without approval of the Federal Reserve Board of Governors of approximately $55.7 million plus an additional amount equal to the Bank’s net profits for 2019 up to the date of any such dividend declaration.
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
The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2018:

(Dollars in thousands)
Balance at January 1, 2018	$17,845
Additions	920
Amounts collected and other reductions	(15,875)
Balance at December 31, 2018	$2,890
The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2018
Commitments to extend credit	$869
Deposits received	3,977
Note 22. Segment Reporting
At December 31, 2018, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
The Corporation's Banking segment consists of commercial, consumer and mortgage banking, as well as lease financing. The Wealth Management segment consists of investment advisory services, retirement plan services, trust, municipal pension services and broker/dealer services. The Insurance segment consists of commercial lines, personal lines, benefits and human resources consulting.

Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●
The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.

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

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2018, 2017 and 2016.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2018
Interest income	$190,425	$32	$—	$31	$190,488
Interest expense	27,383	—	—	5,043	32,426
Net interest income (expense)	163,042	32	—	(5,012)	158,062
Provision for loan and lease losses	20,310	—	—	—	20,310
Noninterest income	20,815	23,179	16,442	(263)	60,173
Intangible expenses	1,139	553	474	—	2,166
Restructuring charges	571	—	—	—	571
Other noninterest expense	106,947	14,845	12,419	291	134,502
Intersegment (revenue) expense*	(1,113)	612	501	—	—
Income (expense) before income taxes	56,003	7,201	3,048	(5,566)	60,686
Income tax expense (benefit)	9,085	1,913	752	(1,607)	10,143
Net income (loss)	$46,918	$5,288	$2,296	$(3,959)	$50,543
Total assets	$4,895,732	$39,090	$30,117	$19,408	$4,984,347
Capital expenditures	$3,091	$45	$30	$201	$3,367

For the Year Ended December 31, 2017
Interest income	$162,982	$8	$—	$25	$163,015
Interest expense	14,802	—	—	5,037	19,839
Net interest income (expense)	148,180	8	—	(5,012)	143,176
Provision for loan and lease losses	9,892	—	—	—	9,892
Noninterest income	21,838	21,707	15,320	375	59,240
Intangible expenses	1,507	674	401	—	2,582
Other noninterest expense	100,670	13,732	11,667	2,062	128,131
Intersegment (revenue) expense*	(1,059)	585	474	—	—
Income (expense) before income taxes	59,008	6,724	2,778	(6,699)	61,811
Income tax expense (benefit)	15,735	2,597	374	(989)	17,717
Net income (loss)	$43,273	$4,127	$2,404	$(5,710)	$44,094
Total assets	$4,466,301	$34,600	$27,846	$26,115	$4,554,862
Capital expenditures	$7,731	$38	$222	$612	$8,603

For the Year Ended December 31, 2016
Interest income	$126,571	$5	$—	$31	$126,607
Interest expense	8,224	—	—	4,158	12,382
Net interest income (expense)	118,347	5	—	(4,127)	114,225
Provision for loan and lease losses	4,821	—	—	—	4,821
Noninterest income	21,296	19,318	15,150	199	55,963
Intangible expenses	932	3,132	1,464	—	5,528
Acquisition-related and integration costs and restructuring charges	16,096	—	—	1,559	17,655
Other noninterest expense	88,065	12,980	11,924	5,829	118,798
Intersegment (revenue) expense*	(1,766)	788	978	—	—
Income (expense) before income taxes	31,495	2,423	784	(11,316)	23,386
Income tax expense (benefit)	6,510	857	348	(3,834)	3,881
Net income (loss)	$24,985	$1,566	$436	$(7,482)	$19,505
Capital expenditures	$9,944	$29	$30	$1,660	$11,663
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 23. Revenue from Contracts with Customers

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

The following tables disaggregate the Corporation's revenue by major source for the years ended December 31, 2018, 2017 and 2016.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2018
Net interest income (1)	$163,042	$32	$—	$(5,012)	$158,062

Noninterest income:
Trust fee income	—	7,882	—	—	7,882
Service charges on deposit accounts	5,632	—	—	—	5,632
Investment advisory commission and fee income	—	15,098	—	—	15,098
Insurance commission and fee income	—	—	15,658	—	15,658
Other service fee income (2)	8,347	199	786	—	9,332
Bank owned life insurance income (1)	3,284	—	—	(110)	3,174
Net gain on sales of investment securities (1)	10	—	—	—	10
Net gain on mortgage banking activities (1)	3,125	—	—	—	3,125
Other income (loss) (2)	417	—	(2)	(153)	262
Total noninterest income	$20,815	$23,179	$16,442	$(263)	$60,173

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2017
Net interest income (1)	$148,180	$8	$—	$(5,012)	$143,176

Noninterest income:
Trust fee income	—	8,055	—	—	8,055
Service charges on deposit accounts	5,482	—	—	—	5,482
Investment advisory commission and fee income	—	13,454	—	—	13,454
Insurance commission and fee income	—	—	14,788	—	14,788
Other service fee income (2)	7,927	198	531	—	8,656
Bank owned life insurance income (1)	3,616	—	—	372	3,988
Net gain on sales of investment securities (1)	45	—	—	3	48
Net gain on mortgage banking activities (1)	4,023	—	—	—	4,023
Other income (2)	745	—	1	—	746
Total noninterest income	$21,838	$21,707	$15,320	$375	$59,240

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2016
Net interest income (1)	$118,347	$5	$—	$(4,127)	$114,225

Noninterest income:
Trust fee income	—	7,741	—	—	7,741
Service charges on deposit accounts	4,691	—	—	—	4,691
Investment advisory commission and fee income	—	11,424	—	—	11,424
Insurance commission and fee income	—	—	14,603	—	14,603
Other service fee income (2)	7,160	153	533	(10)	7,836
Bank owned life insurance income (1)	2,749	—	—	182	2,931
Net gain on sales of investment securities (1)	494	—	—	24	518
Net gain on mortgage banking activities (1)	6,027	—	—	—	6,027
Other income (2)	175	—	14	3	192
Total noninterest income	$21,296	$19,318	$15,150	$199	$55,963

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

Service charges on deposit accounts are generally earned on depository accounts for commercial and consumer customers and primarily includes fees for account services, overdraft and non-sufficient funds services, and cash management services for commercial customers. Account services include fees for event-driven services such as ATM transactions and fees for periodic account maintenance activities. Cash management services for commercial customers include fees for event-driven services such as lockbox processing and line sweep services and fees for periodic account maintenance activities. The Corporation's obligation for event-driven services is satisfied at the time of the event when the service is delivered, while the obligation for periodic services is satisfied over the course of each month. Obligations for overdraft services is satisfied at the time of the overdraft.

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

Investment advisory commission and fee income include fees for financial planning, guardian and custodian of employee benefits, investment advisory, and brokerage services. Obligations for financial planning, guardian and custodian of employee benefits, and investment advisory services are generally satisfied over time and fees, typically based on a tiered scale relative to the market value of assets under management, are recognized in conjunction with the delivery of services. Brokerage services are typically event driven and are based on the size and number of transactions executed at the client’s direction and recognized on the trade date.

Insurance Segment

The insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and payroll and human resources consulting.

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

Other service fee income is earned from payroll and human resources consulting services. These obligations are generally satisfied over time and are recognized on a periodic basis.

Note 24. Condensed Financial Information - Parent Company Only
Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2018	2017
Assets:
Cash	$78,897	$73,642
Interest-earning deposits with other banks	145	114
Cash and cash equivalents	79,042	73,756
Investments in securities	924	1,077
Investments in subsidiaries, at equity in net assets:
Bank	638,500	612,045
Non-banks	—	—
Other assets	18,340	32,399
Total assets	$736,806	$719,277
Liabilities:
Dividends payable	$5,863	$5,866
Subordinated notes	94,574	94,331
Other liabilities	12,236	15,706
Total liabilities	112,673	115,903
Shareholders' equity:	624,133	603,374
Total liabilities and shareholders' equity	$736,806	$719,277

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2018	2017	2016
Dividends from Bank	$22,359	$26,263	$94,042
Dividends from non-bank	—	—	—
Net gain on sales of securities	—	3	23
Other income	26,631	24,740	18,663
Total operating income	48,990	51,006	112,728
Interest expense	5,043	5,037	4,158
Operating expenses	27,155	26,405	25,843
Income before income tax benefit and equity in undistributed income (loss) of subsidiaries	16,792	19,564	82,727
Income tax benefit	(1,607)	(989)	(3,834)
Income before equity in undistributed income (loss) of subsidiaries	18,399	20,553	86,561
Equity in undistributed income (loss) of subsidiaries:
Bank	32,144	23,541	(67,056)
Non-banks	—	—	—
Net income	$50,543	$44,094	$19,505

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2018	2017	2016
Cash flows from operating activities:
Net income	$50,543	$44,094	$19,505
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(32,144)	(23,541)	67,056
Net gain on sales of securities	—	(3)	(23)
Bank owned life insurance income (expense)	109	(343)	(182)
Depreciation of premises and equipment	386	387	339
Stock based compensation	2,557	3,166	2,084
Contributions to pension and other postretirement benefit plans	(3,264)	(2,295)	(2,261)
Decrease (increase) in other assets	14,205	(3,384)	1,098
Increase in other liabilities	(865)	4,101	213
Net cash provided by operating activities	31,527	22,182	87,829
Cash flow from investing activities:
Investments in subsidiaries	—	—	(40,000)
Proceeds from sales of securities	—	3	38
Outlays for business acquisitions	—	—	(87,683)
Proceeds from bank owned life insurance	—	183	—
Other, net	(188)	(364)	(1,619)
Net cash used in investing activities	(188)	(178)	(129,264)
Cash flows from financing activities:
Net decrease in short-term borrowings	—	—	(253)
Proceeds from issuance of subordinated notes	—	—	44,515
Purchases of treasury stock	(5,984)	(3,519)	(8,359)
Proceeds from public offering of common stock	—	70,501	—
Stock issued under dividend reinvestment and employee stock purchase plans	2,295	2,413	2,472
Proceeds from exercise of stock options	1,131	1,676	4,968
Cash dividends paid	(23,495)	(21,299)	(17,024)
Net cash (used) provided by financing activities	(26,053)	49,772	26,319
Net increase (decrease) in cash and due from financial institutions	5,286	71,776	(15,116)
Cash and cash equivalents at beginning of year	73,756	1,980	17,096
Cash and cash equivalents at end of year	$79,042	$73,756	$1,980
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,800	$4,800	$3,956
Income tax, net of refunds received	643	11,600	6,675

Note 25. Quarterly Financial Data (Unaudited)
The unaudited results of operations for the quarters for the years ended December 31, 2018 and 2017 were as follows:

(Dollars and shares in thousands)
2018 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$51,239	$49,255	$46,460	$43,534
Interest expense	9,862	8,832	7,470	6,262
Net interest income	41,377	40,423	38,990	37,272
Provision for loan and lease losses	103	2,745	15,409	2,053
Net interest income after provision for loan and lease losses	41,274	37,678	23,581	35,219
Noninterest income	14,416	14,861	15,314	15,582
Noninterest expense	33,396	34,371	34,347	35,125
Income before income taxes	22,294	18,168	4,548	15,676
Income taxes	3,922	3,204	191	2,826
Net income	$18,372	$14,964	$4,357	$12,850

Per share data:
Weighted average shares outstanding - basic earnings per share	29,161	29,232	29,176	29,140
Weighted average shares outstanding - diluted earnings per share	29,220	29,318	29,271	29,234

Basic earnings per share	$0.63	$0.51	$0.15	$0.44
Diluted earnings per share	$0.63	$0.51	$0.15	$0.44
Dividends per share	$0.20	$0.20	$0.20	$0.20
The financial results for the fourth quarter of 2018 included a loan recovery of $1.8 million (after-tax recovery of $1.5 million) which represented $0.05 diluted earnings per share. This recovery related to a loan the Corporation previously charged-off in the amount of $12.7 million (after-tax charge of $10.1 million), or $0.34 diluted earnings per share, in the second quarter of 2018.

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
The financial results for the fourth quarter of 2017 included a revaluation of the Corporation's net deferred tax asset associated with the passage of the TCJA. The revaluation, which was recorded as additional income tax expense, was $1.1 million, or $0.04 diluted earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting
The management of the Univest Financial Corporation (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2018 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Univest Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2019

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 16, 2019 (2019 Proxy), under the headings: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Code of Conduct,” and “Nominating and Governance Committee of the Board.”
The Corporation maintains in effect a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The codes of conduct are available on the Corporation’s website. The Corporation’s website also includes the charters for its audit committee, compensation committee, and nominating and governance committee as well as its corporate governance principles. These documents are located on the Corporation’s website at www.univest.net under “Investors Relations” in Governance Documents and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Financial Corporation, P. O. Box 197, Souderton, PA 18964.

Item 11.	Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation’s 2019 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation’s 2019 Proxy under the heading, “Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation has a shareholder approved Amended and Restated Univest 2013 Long-Term Incentive Plan (LTIP). Under the LTIP, the Corporation may grant options and share awards to employees and non-employee directors up to 3,698,974 shares of common stock, which includes 330,625 shares as a result of the Corporation's common stock issuance in 2017, 857,191 shares as a result of the completion of the acquisition of Fox Chase in 2016 and 473,483 shares as a result of the completion of the acquisition of Valley Green Bank in 2015. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	597,405	$23.98	2,631,983
Equity compensation plan not approved by security holders	—	—	—
Total	597,405	$23.98	2,631,983

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation’s 2019 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation’s 2019 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

[Item 15(a) 1. & 2.]

Annual Report of Shareholders

Certain financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

[Item 15(a) 3. & 15(b)]

Description

(3.1)	Amended and Restated Articles of Incorporation.
(3.2)	Amended By-Laws.
(4.1)*	Form of Fixed-to-Floating Subordinated Notes due 2026 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on July 1, 2016.
(4.2)*	Form of Fixed-to-Floating Subordinated Notes due 2025 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on March 30, 2015.
(10.1)*	Amended and Restated Univest 2013 Long-Term Incentive Plan.
(10.2)*
Form of Change in Control Agreement, dated February 22, 2017, entered into between Univest Corporation of Pennsylvania and Roger S. Deacon, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on February 23, 2017.

(10.3)*
Form of Change in Control Agreement, dated February 26, 2016, entered into between Univest Corporation of Pennsylvania and each of Jeffrey M. Schweitzer, Michael S. Keim, Duane J. Brobst, and Eric W. Conner, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on March 2, 2016.

(10.4)*	Form of Change in Control Agreement, dated February 26, 2016, entered into between Univest Corporation of Pennsylvania and Megan Duryea Santanta.
(10.5)*	Univest Corporation of Pennsylvania 2003 Long-term Incentive Plan is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8, filed with the SEC in March 8, 2005.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
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

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST FINANCIAL CORPORATION
Registrant

By: /s/ Roger S. Deacon

Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	February 28, 2019

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ ROGER H. BALLOU Roger H. Ballou	Director	February 28, 2019

/s/ TODD S. BENNING Todd S. Benning	Director	February 28, 2019

/s/ GLENN E. MOYER Glenn E. Moyer	Director	February 28, 2019

/s/ K. LEON MOYER K. Leon Moyer	Director	February 28, 2019

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 28, 2019

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 28, 2019

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 28, 2019

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 28, 2019

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 28, 2019

