Form 10-Q
period 2019-03-31
UNIVEST FINANCIAL Corp
filed 2019-05-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (215) 721-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock, $5 par value	UVSP	The NASDAQ Stock Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,287,509
(Title of Class)	(Number of shares outstanding at April 30, 2019)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2019	At December 31, 2018
ASSETS
Cash and due from banks	$46,465	$61,573
Interest-earning deposits with other banks	19,676	47,847
Cash and cash equivalents	66,141	109,420
Investment securities held-to-maturity (fair value $148,960 and $141,575 at March 31, 2019 and December 31, 2018, respectively)	148,470	142,634
Investment securities available-for-sale	315,648	328,507
Investments in equity securities	2,765	2,165
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,699	28,337
Loans held for sale	921	1,754
Loans and leases held for investment	4,067,879	4,006,574
Less: Reserve for loan and lease losses	(31,602)	(29,364)
Net loans and leases held for investment	4,036,277	3,977,210
Premises and equipment, net	59,091	59,559
Operating lease right-of-use assets	36,099	—
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	11,530	11,990
Bank owned life insurance	112,551	111,599
Accrued interest receivable and other assets	40,776	38,613
Total assets	$5,035,527	$4,984,347
LIABILITIES
Noninterest-bearing deposits	$1,103,674	$1,055,919
Interest-bearing deposits:
Demand deposits	1,441,540	1,377,171
Savings deposits	819,255	782,766
Time deposits	638,684	670,077
Total deposits	4,003,153	3,885,933
Short-term borrowings	73,185	189,768
Long-term debt	145,263	145,330
Subordinated notes	94,635	94,574
Operating lease liabilities	39,102	—
Accrued interest payable and other liabilities	42,583	44,609
Total liabilities	4,397,921	4,360,214
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2019 and December 31, 2018; 31,556,799 shares issued at March 31, 2019 and December 31, 2018; 29,272,502 and 29,270,852 shares outstanding at March 31, 2019 and December 31, 2018, respectively	157,784	157,784
Additional paid-in capital	293,255	292,401
Retained earnings	256,746	248,167
Accumulated other comprehensive loss, net of tax benefit	(24,238)	(28,416)
Treasury stock, at cost; 2,284,297 and 2,285,947 shares at March 31, 2019 and December 31, 2018, respectively	(45,941)	(45,803)
Total shareholders’ equity	637,606	624,133
Total liabilities and shareholders’ equity	$5,035,527	$4,984,347
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Interest income
Interest and fees on loans and leases:
Taxable	$45,682	$37,950
Exempt from federal income taxes	2,683	2,347
Total interest and fees on loans and leases	48,365	40,297
Interest and dividends on investment securities:
Taxable	2,713	2,189
Exempt from federal income taxes	431	468
Interest on deposits with other banks	269	76
Interest and dividends on other earning assets	586	504
Total interest income	52,364	43,534
Interest expense
Interest on deposits	8,203	3,691
Interest on short-term borrowings	638	645
Interest on long-term debt and subordinated notes	2,000	1,926
Total interest expense	10,841	6,262
Net interest income	41,523	37,272
Provision for loan and lease losses	2,685	2,053
Net interest income after provision for loan and lease losses	38,838	35,219
Noninterest income
Trust fee income	1,887	1,996
Service charges on deposit accounts	1,435	1,327
Investment advisory commission and fee income	3,789	3,683
Insurance commission and fee income	5,144	4,888
Other service fee income	2,267	2,169
Bank owned life insurance income	952	669
Net gain on sales of investment securities	1	10
Net gain on mortgage banking activities	483	716
Other income	339	124
Total noninterest income	16,297	15,582
Noninterest expense
Salaries, benefits and commissions	21,564	20,647
Net occupancy	2,611	2,757
Equipment	990	1,023
Data processing	2,514	2,232
Professional fees	1,264	1,355
Marketing and advertising	316	381
Deposit insurance premiums	452	391
Intangible expenses	426	612
Restructuring charges	—	571
Other expense	5,420	5,156
Total noninterest expense	35,557	35,125
Income before income taxes	19,578	15,676
Income tax expense	3,499	2,826
Net income	$16,079	$12,850
Net income per share:
Basic	$0.55	$0.44
Diluted	0.55	0.44
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019			2018
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$19,578	$3,499	$16,079	$15,676	$2,826	$12,850
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	5,120	1,075	4,045	(6,338)	(1,331)	(5,007)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(1)	—	(1)	(10)	(2)	(8)
Total net unrealized gains (losses) on available-for-sale investment securities	5,119	1,075	4,044	(6,348)	(1,333)	(5,015)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(168)	(36)	(132)	212	45	167
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(16)	(3)	(13)	20	4	16
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(184)	(39)	(145)	232	49	183
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	294	62	232	281	59	222
Accretion of prior service cost included in net periodic pension costs (3)	(45)	(9)	(36)	(71)	(15)	(56)
Total defined benefit pension plans	249	53	196	210	44	166
Other comprehensive income (loss)	5,184	1,089	4,095	(5,906)	(1,240)	(4,666)
Total comprehensive income	$24,762	$4,588	$20,174	$9,770	$1,586	$8,184
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2019
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133
Adjustment to initially apply ASU No. 2016-02 for leases (1)	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities (1)	—	—	—	(39)	—	—	(39)
Net income	—	—	—	16,079	—	—	16,079
Other comprehensive income, net of income tax	—	—	—	—	4,095	—	4,095
Cash dividends declared ($0.20 per share)	—	—	—	(5,853)	—	—	(5,853)
Stock issued under dividend reinvestment and employee stock purchase plans	25,743	—	30	—	—	541	571
Exercise of stock options	30,500	—	(91)	—	—	612	521
Stock-based compensation	—	—	574	—	—	—	574
Purchases of treasury stock	(37,244)	—	—	—	—	(950)	(950)
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Balance at March 31, 2019	29,272,502	$157,784	$293,255	$256,746	$(24,238)	$(45,941)	$637,606

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2018
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	—	—	—	3,921	(3,921)	—	—
Net income	—	—	—	12,850	—	—	12,850
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,666)	—	(4,666)
Cash dividends declared ($0.20 per share)	—	—	—	(5,868)	—	—	(5,868)
Stock issued under dividend reinvestment and employee stock purchase plans	20,253	—	44	—	—	525	569
Exercise of stock options	14,158	—	(9)	—	—	277	268
Stock-based compensation	—	—	847	—	—	—	847
Purchases of treasury stock	(23,539)	—	—	—	—	(655)	(655)
Restricted stock awards granted, net of cancellations	46,203	—	(920)	—	—	920	—
Balance at March 31, 2018	29,391,934	$157,784	$290,095	$228,097	$(26,791)	$(42,466)	$606,719
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$16,079	$12,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,685	2,053
Depreciation of premises and equipment	1,318	1,408
Net amortization of investment securities premiums and discounts	379	402
Net gain on sales of investment securities	(1)	(10)
Net gain on mortgage banking activities	(483)	(716)
Bank owned life insurance income	(952)	(669)
Net accretion of acquisition accounting fair value adjustments	(60)	(146)
Stock-based compensation	577	847
Intangible expenses	426	612
Other adjustments to reconcile net income to cash used in operating activities	(145)	(18)
Originations of loans held for sale	(30,422)	(35,151)
Proceeds from the sale of loans held for sale	31,745	37,003
Contributions to pension and other postretirement benefit plans	(66)	(67)
Increase in accrued interest receivable and other assets	(3,709)	(3,307)
(Decrease) increase in accrued interest payable and other liabilities	(316)	2,805
Net cash provided by operating activities	17,055	17,896
Cash flows from investing activities:
Net capital expenditures	(850)	(1,009)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	4,288	1,721
Proceeds from maturities, calls and principal repayments of securities available-for-sale	17,085	19,423
Proceeds from sales of securities available-for-sale	491	1,010
Purchases of investment securities held-to-maturity	(10,309)	(30,641)
Purchases of investment securities available-for-sale	—	(1,487)
Proceeds from sales of money market mutual funds	10	1,016
Purchases of money market mutual funds	(606)	(6,205)
Net increase in other investments	(4,362)	(5,597)
Net increase in loans and leases	(61,582)	(69,830)
Proceeds from sales of other real estate owned	599	—
Purchases of bank owned life insurance	—	(777)
Net cash used in investing activities	(55,236)	(92,376)
Cash flows from financing activities:
Net increase (decrease) in deposits	117,239	(57,575)
Net (decrease) increase in short-term borrowings	(116,583)	110,995
Payment of contingent consideration on acquisitions	(33)	(34)
Purchases of treasury stock	(950)	(655)
Stock issued under dividend reinvestment and employee stock purchase plans	571	569
Proceeds from exercise of stock options	521	268
Cash dividends paid	(5,863)	(5,866)
Net cash (used in) provided by financing activities	(5,098)	47,702
Net decrease in cash and cash equivalents	(43,279)	(26,778)
Cash and cash equivalents at beginning of year	109,420	75,409
Cash and cash equivalents at end of period	$66,141	$48,631
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,629	$6,361
Cash paid for income taxes, net of refunds	25	145
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any other period. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and reserve for loan and lease losses.
Accounting Pronouncements Adopted in 2019
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, "Leases (Topic 842)" and subsequent related updates to revise the accounting for leases. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases based on the present value of future lease payments using an estimated incremental borrowing rate. Lessor accounting activities are largely unchanged from existing lease accounting. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new guidance was effective for the first interim period within annual periods beginning after December 15, 2018, or January 1, 2019 for the Corporation.

The Corporation adopted this guidance, and subsequent related updates, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, representing the difference between the value of the Corporation’s lease liabilities and related right-of-use assets and the existing deferred rent liability, at January 1, 2019. The Corporation elected the package of practical expedients, which includes a provision which allows for the grandfathering of lease classification, among other items, and the hindsight practical expedient to determine the lease term. All leases in which the Corporation is the lessee were classified as operating leases and continue to be classified as such. On January 1, 2019, the Corporation recorded $39.6 million of operating lease liabilities and $36.6 million of related right-of-use assets and released $1.0 million of existing deferred rent liability. The resulting cumulative effect adjustment of $1.5 million, net of tax, was recorded to retained earnings at January 1, 2019. The initial and continued impact of the recording of operating lease assets had and will continue to have a negative impact on all Corporation and Bank regulatory capital ratios. Additionally, the Corporation early adopted (ASU) No. 2019-01, "Codification Improvements" , as of January 1, 2019, which serves as an an update to (ASU) No. 2016-02, and is effective for the first interim period within annual periods beginning after December 15, 2019, or January 1, 2020, for the Corporation. See Note 4, "Loans and Leases" and Note 14, "Leases" for applicable disclosures including quantitative and qualitative information about the Corporation’s leases.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" and subsequent related updates. The amendments in this update expand and refine hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU amends the presentation and disclosure requirements and changes how entities assess effectiveness. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings be presented in the same income statement line as the hedged items. The amendments in this guidance permit the use of the Overnight Index Swap rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes to facilitate the LIBOR to SOFR transition. This guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities, or January 1, 2019 for the Corporation. The amended presentation and disclosure guidance was required only prospectively. The Corporation adopted this guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings effective January 1, 2019. The Corporation recorded a cumulative-effect adjustment of $83 thousand related to ineffectiveness on a cash flow hedge, which was reclassified from retained earnings to accumulated other comprehensive income, effective January 1, 2019.
In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date rather than the maturity of the security. Securities within the scope of this guidance are those that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, or January 1, 2019 for the Corporation. At December 31, 2018, the Corporation had $11.3 million of callable debt securities. The Corporation adopted this guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings effective January 1, 2019. The Corporation recorded a cumulative-effect adjustment resulting in a reduction in the unamortized premium balance for certain callable debt securities of $49 thousand and a reduction in retained earnings of approximately $39 thousand, net of tax, for the incremental amortization.
Recent Accounting Pronouncements Yet to Be Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the reserve for loan and lease losses will increase upon adoption of CECL and that the increased reserve level will decrease shareholders' equity and impact regulatory capital and ratios.
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
Note 2. Earnings per Share
The Corporation uses the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under the Corporation's equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if options on common shares had been exercised, as well as any adjustment to income that would result from the assumed issuance, and if restricted stock units were vested. Potential common shares that may be issued by the Corporation relate to outstanding stock options and restricted stock units, and are determined using the treasury stock method. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Anti-dilutive options are those options with weighted average exercise prices in excess of the weighted average market value. Anti-dilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, exceeding the average restricted stock units outstanding for the periods presented.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2019	2018
Numerator:
Net income	$16,079	$12,850
Net income allocated to unvested restricted stock awards	(67)	(97)
Net income allocated to common shares	$16,012	$12,753
Denominator:
Weighted average shares outstanding	29,277	29,355
Average unvested restricted stock awards	(131)	(215)
Denominator for basic earnings per share—weighted-average shares outstanding	29,146	29,140
Effect of dilutive securities—employee stock options and restricted stock units	59	94
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,205	29,234
Basic earnings per share	$0.55	$0.44
Diluted earnings per share	$0.55	$0.44
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	348	217

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2019 and December 31, 2018, by contractual maturity within each type:

	At March 31, 2019				At December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,997	$—	$(46)	$6,951	$6,996	$—	$(104)	$6,892
	6,997	—	(46)	6,951	6,996	—	(104)	6,892
Residential mortgage-backed securities:
After 5 years to 10 years	11,005	23	(54)	10,974	11,573	—	(135)	11,438
Over 10 years	130,468	852	(285)	131,035	124,065	287	(1,107)	123,245
	141,473	875	(339)	142,009	135,638	287	(1,242)	134,683
Total	$148,470	$875	$(385)	$148,960	$142,634	$287	$(1,346)	$141,575
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$10,067	$—	$(41)	$10,026	$15,108	$—	$(90)	$15,018
After 1 year to 5 years	302	—	(5)	297	303	—	(6)	297
	10,369	—	(46)	10,323	15,411	—	(96)	15,315
State and political subdivisions:
Within 1 year	3,483	6	—	3,489	5,900	4	(6)	5,898
After 1 year to 5 years	17,439	83	(1)	17,521	15,459	36	(56)	15,439
After 5 years to 10 years	40,506	458	—	40,964	43,923	318	(163)	44,078
	61,428	547	(1)	61,974	65,282	358	(225)	65,415
Residential mortgage-backed securities:
After 1 year to 5 years	6,204	11	(75)	6,140	5,799	3	(70)	5,732
After 5 years to 10 years	46,409	14	(711)	45,712	49,904	6	(1,381)	48,529
Over 10 years	97,524	52	(1,663)	95,913	100,873	26	(3,398)	97,501
	150,137	77	(2,449)	147,765	156,576	35	(4,849)	151,762
Collateralized mortgage obligations:
After 5 years to 10 years	1,589	—	(60)	1,529	1,677	—	(78)	1,599
Over 10 years	1,260	—	(3)	1,257	1,305	—	(16)	1,289
	2,849	—	(63)	2,786	2,982	—	(94)	2,888
Corporate bonds:
Within 1 year	8,299	—	(42)	8,257	7,806	—	(68)	7,738
After 1 year to 5 years	16,512	7	(104)	16,415	18,508	1	(332)	18,177
After 5 years to 10 years	15,139	—	(289)	14,850	16,146	—	(392)	15,754
Over 10 years	60,000	—	(6,722)	53,278	60,000	—	(8,542)	51,458
	99,950	7	(7,157)	92,800	102,460	1	(9,334)	93,127
Total	$324,733	$631	$(9,716)	$315,648	$342,711	$394	$(14,598)	$328,507

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.
Securities with a carrying value of $374.5 million and $344.5 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $298 thousand and $296 thousand were pledged to secure credit derivatives and interest rate swaps at March 31, 2019 and December 31, 2018, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Securities available-for-sale:
Proceeds from sales	$491	$1,010
Gross realized gains on sales	1	10
Tax expense related to net realized gains on sales	—	2

At March 31, 2019 and December 31, 2018, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at March 31, 2019 and December 31, 2018 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions and are not other-than temporary impairment of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2019
Securities Held-to-Maturity
U.S. government corporations and agencies	$—	$—	$6,951	$(46)	$6,951	$(46)
Residential mortgage-backed securities	8,054	(2)	40,353	(337)	48,407	(339)
Total	$8,054	$(2)	$47,304	$(383)	$55,358	$(385)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$10,323	$(46)	$10,323	$(46)
State and political subdivisions	1,045	—	1,018	(1)	2,063	(1)
Residential mortgage-backed securities	—	—	141,650	(2,449)	141,650	(2,449)
Collateralized mortgage obligations	—	—	2,786	(63)	2,786	(63)
Corporate bonds	1,489	(10)	88,304	(7,147)	89,793	(7,157)
Total	$2,534	$(10)	$244,081	$(9,706)	$246,615	$(9,716)
At December 31, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$—	$—	$6,892	$(104)	$6,892	$(104)
Residential mortgage-backed securities	48,192	(472)	34,501	(770)	82,693	(1,242)
Total	$48,192	$(472)	$41,393	$(874)	$89,585	$(1,346)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$15,315	$(96)	$15,315	$(96)
State and political subdivisions	9,311	(61)	15,302	(164)	24,613	(225)
Residential mortgage-backed securities	7,099	(106)	141,924	(4,743)	149,023	(4,849)
Collateralized mortgage obligations	1,289	(16)	1,599	(78)	2,888	(94)
Corporate bonds	16,896	(235)	75,730	(9,099)	92,626	(9,334)
Total	$34,595	$(418)	$249,870	$(14,180)	$284,465	$(14,598)

At March 31, 2019, gross unrealized losses for securities available-for-sale in an unrealized loss position for twelve months or longer, totaled $9.7 million. Three federal agency bonds, thirty-three investment grade corporate bonds, 122 federal agency residential mortgage securities, two investment grade municipal bonds and two collateralized mortgage obligation bonds had respective unrealized loss positions of $46 thousand, $7.1 million, $2.4 million, $1 thousand and $63 thousand, respectively. The fair value of these 162 securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2019 and 2018.

The Corporation recognized a $4 thousand net gain and $4 thousand net loss on equity securities during the three months ended March 31, 2019 and 2018, respectively, in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2019 or March 31, 2018.
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At March 31, 2019
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$910,493	$17,145	$927,638
Real estate-commercial	1,576,250	222,955	1,799,205
Real estate-construction	216,964	—	216,964
Real estate-residential secured for business purpose	304,574	56,348	360,922
Real estate-residential secured for personal purpose	361,488	47,652	409,140
Real estate-home equity secured for personal purpose	172,587	8,311	180,898
Loans to individuals	32,462	141	32,603
Lease financings	140,509	—	140,509
Total loans and leases held for investment, net of deferred income	$3,715,327	$352,552	$4,067,879
Imputed interest on lease financings, included in the above table	$(15,082)	$—	$(15,082)
Net deferred costs, included in the above table	4,426	—	4,426
Overdraft deposits included in the above table	208	—	208

	At December 31, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$913,166	$24,519	$937,685
Real estate-commercial	1,507,579	233,625	1,741,204
Real estate-construction	215,513	—	215,513
Real estate-residential secured for business purpose	302,393	60,403	362,796
Real estate-residential secured for personal purpose	338,451	49,959	388,410
Real estate-home equity secured for personal purpose	177,523	8,728	186,251
Loans to individuals	32,617	142	32,759
Lease financings	141,956	—	141,956
Total loans and leases held for investment, net of deferred income	$3,629,198	$377,376	$4,006,574
Imputed interest on lease financings, included in the above table	$(15,118)	$—	$(15,118)
Net deferred costs, included in the above table	3,930	—	3,930
Overdraft deposits included in the above table	139	—	139
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at March 31, 2019 totaled $352.6 million, including $301.3 million of loans from the Fox Chase acquisition and $51.3 million from the Valley Green Bank acquisition. At March 31, 2019, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $693 thousand representing $62 thousand from the Fox Chase acquisition and $631 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.

The outstanding principal balance and carrying amount for acquired credit impaired loans at March 31, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	At March 31, 2019	At December 31, 2018
Outstanding principal balance	$871	$893
Carrying amount	693	695
Reserve for loan losses	—	—
The following table presents the changes in accretable yield on acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning of period	$—	$11
Reclassification from nonaccretable discount	142	81
Accretable yield amortized to interest income	(142)	(87)
End of period	$—	$5

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At March 31, 2019
Commercial, financial and agricultural	$1,661	$210	$1,952	$3,823	$923,815	$—	$927,638	$—
Real estate—commercial real estate and construction:
Commercial real estate	2,133	647	5,518	8,298	1,790,701	206	1,799,205	—
Construction	341	—	106	447	216,517	—	216,964	—
Real estate—residential and home equity:
Residential secured for business purpose	1,521	515	1,138	3,174	357,323	425	360,922	—
Residential secured for personal purpose	3,346	—	1,811	5,157	403,921	62	409,140	325
Home equity secured for personal purpose	304	90	1,389	1,783	179,115	—	180,898	—
Loans to individuals	173	94	54	321	32,282	—	32,603	54
Lease financings	723	438	477	1,638	138,871	—	140,509	257
Total	$10,202	$1,994	$12,445	$24,641	$4,042,545	$693	$4,067,879	$636
At December 31, 2018
Commercial, financial and agricultural	$1,043	$270	$2,228	$3,541	$934,144	$—	$937,685	$—
Real estate—commercial real estate and construction:
Commercial real estate	5,425	1,538	1,599	8,562	1,732,436	206	1,741,204	—
Construction	2,163	106	—	2,269	213,244	—	215,513	—
Real estate—residential and home equity:
Residential secured for business purpose	2,497	777	1,164	4,438	357,932	426	362,796	—
Residential secured for personal purpose	2,334	—	1,586	3,920	384,427	63	388,410	—
Home equity secured for personal purpose	305	96	1,341	1,742	184,509	—	186,251	—
Loans to individuals	207	29	55	291	32,468	—	32,759	55
Lease financings	2,460	411	307	3,178	138,778	—	141,956	137
Total	$16,434	$3,227	$8,280	$27,941	$3,977,938	$695	$4,006,574	$192

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2019 and December 31, 2018. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At March 31, 2019				At December 31, 2018
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$2,904	$270	$—	$3,174	$3,365	$382	$—	$3,747
Real estate—commercial real estate and construction:
Commercial real estate	18,361	—	—	18,361	18,214	—	—	18,214
Construction	106	—	—	106	106	—	—	106
Real estate—residential and home equity:
Residential secured for business purpose	1,232	—	—	1,232	1,318	160	—	1,478
Residential secured for personal purpose	1,636	—	325	1,961	1,587	—	—	1,587
Home equity secured for personal purpose	1,493	—	—	1,493	1,448	—	—	1,448
Loans to individuals	—	—	54	54	—	—	55	55
Lease financings	220	—	257	477	170	—	137	307
Total	$25,952	$270	$636	$26,858	$26,208	$542	$192	$26,942
 * Includes nonaccrual troubled debt restructured loans of $3.2 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2019 and December 31, 2018.
The Corporation employs a risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose. The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating. Loans with a relationship balance of less than $1 million are reviewed on a performance basis, with the primary monitored metrics being delinquency (60 days or more past due). Loans with relationships greater than $1 million are reviewed at least annually.  Loan relationships exceeding $15 million or classified as special mention or substandard are reviewed at least quarterly, or more frequently based on management’s discretion.

1.	Pass—Loans considered satisfactory with no indications of deterioration

2.	Special Mention—Potential weakness that deserves management's close attention

3.	Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt

4.	Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2019
Grade:
1. Pass	$871,541	$1,528,969	$216,858	$300,736	$2,918,104
2. Special Mention	16,680	26,608	—	755	44,043
3. Substandard	22,272	20,673	106	3,083	46,134
4. Doubtful	—	—	—	—	—
Total	$910,493	$1,576,250	$216,964	$304,574	$3,008,281
At December 31, 2018
Grade:
1. Pass	$882,736	$1,455,234	$215,407	$298,356	$2,851,733
2. Special Mention	23,287	31,791	—	721	55,799
3. Substandard	7,143	20,554	106	3,316	31,119
4. Doubtful	—	—	—	—	—
Total	$913,166	$1,507,579	$215,513	$302,393	$2,938,651
The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2019
Grade:
1. Pass	$17,145	$210,240	$—	$55,598	$282,983
2. Special Mention	—	—	—	—	—
3. Substandard	—	12,715	—	750	13,465
4. Doubtful	—	—	—	—	—
Total	$17,145	$222,955	$—	$56,348	$296,448
December 31, 2018
Grade:
1. Pass	$24,450	$220,911	$—	$59,567	$304,928
2. Special Mention	—	—	—	—	—
3. Substandard	69	12,714	—	836	13,619
4. Doubtful	—	—	—	—	—
Total	$24,519	$233,625	$—	$60,403	$318,547
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

The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At March 31, 2019
Performing	$360,486	$172,143	$32,408	$140,032	$705,069
Nonperforming	1,002	444	54	477	1,977
Total	$361,488	$172,587	$32,462	$140,509	$707,046
At December 31, 2018
Performing	$337,762	$177,139	$32,562	$141,649	$689,112
Nonperforming	689	384	55	307	1,435
Total	$338,451	$177,523	$32,617	$141,956	$690,547

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At March 31, 2019
Performing	$46,693	$7,262	$141	$—	$54,096
Nonperforming	959	1,049	—	—	2,008
Total	$47,652	$8,311	$141	$—	$56,104
At December 31, 2018
Performing	$49,061	$7,664	$142	$—	$56,867
Nonperforming	898	1,064	—	—	1,962
Total	$49,959	$8,728	$142	$—	$58,829

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended March 31, 2019
Reserve for loan and lease losses:
Beginning balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364
Charge-offs	(468)	(41)	—	(11)	(85)	(104)	N/A	(709)
Recoveries	82	91	4	5	22	58	N/A	262
Provision (recovery of provision)	1,353	1,028	62	185	48	33	(25)	2,684
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$8,950	$14,981	$2,302	$3,379	$469	$1,275	$246	$31,602
Three Months Ended March 31, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(601)	(40)	—	—	(92)	(136)	N/A	(869)
Recoveries	226	73	251	57	30	34	N/A	671
Provision (recovery of provision)	575	1,306	(41)	96	61	49	6	2,052
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$6,942	$11,178	$1,871	$1,908	$372	$1,079	$60	$23,410
N/A – Not applicable

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at March 31, 2019 and 2018:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At March 31, 2019
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$243	$925	$—	$335	$—	$—	N/A	$1,503
Ending balance: collectively evaluated for impairment	8,707	14,049	2,302	3,044	469	1,275	246	30,092
Ending balance: acquired non-credit impaired loans evaluated for impairment	—	7	—	—	—	—	—	7
Total ending balance	$8,950	$14,981	$2,302	$3,379	$469	$1,275	$246	$31,602
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$3,174	$18,467	$1,232	$3,129	$—	$—		$26,002
Ending balance: collectively evaluated for impairment	907,319	1,772,999	303,342	530,946	32,462	140,509		3,687,577
Loans measured at fair value	—	1,748	—	—	—	—		1,748
Acquired non-credit impaired loans	17,145	222,749	55,923	55,901	141	—		351,859
Acquired credit impaired loans	—	206	425	62	—	—		693
Total ending balance	$927,638	$2,016,169	$360,922	$590,038	$32,603	$140,509		$4,067,879
At March 31, 2018
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$34	$684	$14	$—	$—	$—	N/A	$732
Ending balance: collectively evaluated for impairment	6,776	10,378	1,815	1,908	372	1,079	60	22,388
Ending balance: acquired non-credit impaired loans evaluated for impairment	132	116	42	—	—	—	—	290
Total ending balance	$6,942	$11,178	$1,871	$1,908	$372	$1,079	$60	$23,410
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$6,560	$30,573	$2,173	$1,284	$—	$1,250		$41,840
Ending balance: collectively evaluated for impairment	849,690	1,441,709	249,015	449,827	28,112	128,490		3,146,843
Loans measured at fair value	—	1,895	—	—	—	—		1,895
Acquired non-credit impaired loans	51,310	295,420	81,587	69,325	143	—		497,785
Acquired credit impaired loans	378	356	586	205	—	—		1,525
Total ending balance	$907,938	$1,769,953	$333,361	$520,641	$28,255	$129,740		$3,689,888
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
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at March 31, 2019 and December 31, 2018. The impaired loans exclude acquired credit impaired loans.

	At March 31, 2019			At December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$2,581	$3,195		$2,776	$3,361
Real estate—commercial real estate	5,600	6,569		6,578	7,516
Real estate—construction	106	111		106	111
Real estate—residential secured for business purpose	1,232	1,417		1,478	1,660
Real estate—residential secured for personal purpose	911	975		863	911
Real estate—home equity secured for personal purpose	1,418	1,469		1,373	1,404
Total impaired loans with no related reserve recorded	$11,848	$13,736		$13,174	$14,963
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$593	$939	$243	$971	$1,024	$413
Real estate—commercial real estate	12,761	13,423	925	11,637	12,162	675
Real estate—residential secured for personal purpose	725	725	260	724	724	252
Real estate—home equity secured for personal purpose	75	75	75	75	75	75
Total impaired loans with a reserve recorded	$14,154	$15,162	$1,503	$13,407	$13,985	$1,415

Total impaired loans:
Commercial, financial and agricultural	$3,174	$4,134	$243	$3,747	$4,385	$413
Real estate—commercial real estate	18,361	19,992	925	18,215	19,678	675
Real estate—construction	106	111	—	106	111	—
Real estate—residential secured for business purpose	1,232	1,417	—	1,478	1,660	—
Real estate—residential secured for personal purpose	1,636	1,700	260	1,587	1,635	252
Real estate—home equity secured for personal purpose	1,493	1,544	75	1,448	1,479	75
Total impaired loans	$26,002	$28,898	$1,503	$26,581	$28,948	$1,415
Impaired loans include nonaccrual loans and accruing troubled debt restructured loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates.

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$3,650	$5	$54	$7,703	$40	$77
Real estate—commercial real estate	18,245	3	254	19,916	172	287
Real estate—construction	106	—	1	183	—	2
Real estate—residential secured for business purpose	1,277	—	20	2,217	5	24
Real estate—residential secured for personal purpose	1,619	—	25	544	1	11
Real estate—home equity secured for personal purpose	1,426	—	23	549	—	8
Total	$26,323	$8	$377	$31,112	$218	$409

*
Includes interest income recognized on a cash basis for nonaccrual loans of $3 thousand and $6 thousand for the three months ended March 31, 2019 and 2018, respectively, and interest income recognized on the accrual method for accruing impaired loans of $5 thousand and $212 thousand for the three months ended March 31, 2019 and 2018, respectively.

Impaired Leases
The Corporation had no impaired leases at March 31, 2019 and December 31, 2018.
Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural*	2	$956	$956	$—	—	$—	$—	$—
Real estate—commercial real estate*	1	1,313	1,313	—	—	—	—	—
Total	3	$2,269	$2,269	$—	—	$—	$—	$—
* The three loans in the above table were modified via the execution of a forbearance agreement. These loans relate to one borrower and were on nonaccrual status at the time of modification.

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three months ended March 31, 2019 and 2018.

	Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended March 31, 2019
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$956	2	$956
Real estate—commercial real estate	1	1,313	1	1,313
Total	3	$2,269	3	$2,269
Three Months Ended March 31, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$953
Total	—	$—	1	$953
The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	At March 31, 2019	At December 31, 2018
Real estate-residential secured for personal purpose	$563	$563
Real estate-home equity secured for personal purpose	1,134	1,134
Total	$1,697	$1,697

The Corporation held no foreclosed residential real estate property at March 31, 2019 and December 31, 2018.

Lease Financings

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", and subsequent related updates, to revise the accounting for leases. The Corporation adopted this guidance effective January 1, 2019 on a modified retrospective basis at January 1, 2019. Additionally, the Corporation early adopted (ASU) No. 2019-01, "Codification Improvements" , as of January 1, 2019, which serves as an an update to (ASU) No. 2016-02, and is effective for the first interim period within annual periods beginning after December 15, 2019, or January 1, 2020, for the Corporation. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in the following section.
The Corporation, through Univest Capital, Inc., an equipment financing business and a subsidiary of the Bank, provides lease financing to customers primarily in the form of sales-type leases with fixed payment terms and $1.00 dollar buyout clauses. A minor number of contracts are classified as either direct financing leases or operating leases. The fair value of the identified assets within sales-type and direct financing leases are equal to the carrying amount such that there is no profit or loss recorded or deferred upon lease commencement. All receivables related to the equipment financing business are recorded within lease financings as of March 31, 2019.
The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review and monitoring procedures in place to mitigate this risk. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk primarily by using $1.00 buyout leases, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease term for the majority of its lease portfolio.
Lease financings are stated at net investment amount, consisting of the present value of lease payments and unguaranteed residual value, plus initial direct costs. Initial direct costs, comprised of commissions paid that would not have been incurred if the lease had not been obtained, are deferred and amortized over the life of the contract, and are presented within net interest income on leases.
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2019	At December 31, 2018
2019 (excluding the three months ended March 31, 2019)	$42,206	$55,201
2020	46,128	43,355
2021	32,719	29,678
2022	20,447	17,687
2023	8,895	6,674
Thereafter	2,647	1,975
Total future minimum lease payments receivable	153,042	154,570
Plus: Unguaranteed residual	672	600
Plus: Initial direct costs	1,877	1,904
Less: Imputed interest	(15,082)	(15,118)
Lease financings	$140,509	$141,956
Included within the "2019 (excluding the three months ended March 31, 2019)" line item above as of March 31, 2019 and December 31, 2018 are $7 thousand and $0 thousand, respectively, of receivables related to an operating lease contract.
For the three months ended March 31, 2019 and 2018, the Corporation recognized $2.0 million and $1.8 million, respectively, of interest income on lease financings within total interest and fees on loans and leases on the condensed consolidated statements of income. The Corporation did not record any profit or loss upon commencement date of its leases or any lease income related to variable lease payments.
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
Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2019 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2018	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2019	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2019			At December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$—	$—	$—	$710	$710	$—
Core deposit intangibles	6,788	3,376	3,412	6,788	3,143	3,645
Customer related intangibles	8,819	7,426	1,393	12,381	10,804	1,577
Servicing rights	17,639	10,914	6,725	17,314	10,546	6,768
Total amortized intangible assets	$33,246	$21,716	$11,530	$37,193	$25,203	$11,990
The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2019 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$1,148
2020		1,200
2021		923
2022		666
2023		409
Thereafter		459
The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $10.3 million at March 31, 2019 and $11.5 million at December 31, 2018. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at March 31, 2019 and December 31, 2018. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $62 thousand and $42 thousand at March 31, 2019 and December 31, 2018, respectively.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning of period	$6,768	$6,573
Servicing rights capitalized	266	337
Amortization of servicing rights	(309)	(305)
End of period	$6,725	$6,605
Residential mortgage and SBA loans serviced for others	$1,037,948	$1,012,677
The estimated amortization expense of servicing rights for the remainder of 2019 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$1,017
2020		883
2021		759
2022		650
2023		555
Thereafter		2,861

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2019 and December 31, 2018 consist of the following:

	At March 31, 2019		At December 31, 2018
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,103,674	—%	$1,055,919
Demand deposits	1.17	1,441,540	1.01	1,377,171
Savings deposits	0.45	819,255	0.33	782,766
Time deposits	1.86	638,684	1.76	670,077
Total	0.81%	$4,003,153	0.73%	$3,885,933
The aggregate amount of time deposits in denominations of $100 thousand or more was $252.4 million at March 31, 2019 and $283.4 million at December 31, 2018. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $102.1 million at March 31, 2019 and $129.5 million at December 31, 2018.

At March 31, 2019, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$285,656
2020		167,034
2021		66,896
2022		37,394
2023		72,105
Thereafter		9,599
Total		$638,684
Note 7. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$—	—%	$108,300	2.62%
Federal funds purchased	55,000	2.55	60,000	2.60
Customer repurchase agreements	18,185	0.05	21,468	0.05

Long-term debt:
FHLB advances	$125,000	1.92%	$125,000	1.92%
Security repurchase agreements	20,263	2.83	20,330	2.71

Subordinated notes	$94,635	5.33%	$94,574	5.33%
The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.7 billion. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At March 31, 2019 and December 31, 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $336.9 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks that totaled $367.0 million at March 31, 2019 and December 31, 2018. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $104.9 million and $69.5 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this line.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2019	Weighted Average Rate
Remainder of 2019	$10,000	1.35%
2020	40,000	1.70
2021	55,000	1.94
2022	10,000	2.09
2023	10,000	3.02
Thereafter	—	—
Total	$125,000	1.92%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of March 31, 2019	Weighted Average Rate
Remainder of 2019	$10,076	2.83%
2020	10,187	2.82
2021	—	—
2022	—	—
2023	—	—
Thereafter	—	—
Total	$20,263	2.83%
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
The Corporation sponsors a Supplemental Non-Qualified Pension Plan, which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired.

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended March 31,
	2019	2018	2019	2018
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$109	$140	$17	$22
Interest cost	476	441	23	23
Expected return on plan assets	(771)	(796)	—	—
Amortization of net actuarial loss	294	280	—	1
Accretion of prior service cost	(45)	(71)	—	—
Net periodic benefit cost (income)	$63	$(6)	$40	$46

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to make contributions of $157 thousand to its non-qualified retirement plans and $89 thousand to its other postretirement benefit plans in 2019. During the three months ended March 31, 2019, the Corporation contributed $40 thousand to its non-qualified retirement plans and $26 thousand to its other postretirement plans. During the three months ended March 31, 2019, $647 thousand was paid to participants from the retirement plans and $26 thousand was paid to participants from the other postretirement plans.
Note 9. Stock-Based Incentive Plan

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (the Plan) to allow for the issuance of restricted stock units.

During the three months ended March 31, 2019, the Corporation issued to directors and employees (“grantees”) restricted stock units rather than restricted stock awards or stock options, which were issued to grantees in prior reporting periods. Restricted stock units differ from restricted stock awards in that Corporation stock is not issued to grantees at the date of the grant and the grantee does not have voting or dividend rights during the vesting period. In the following schedules, issued restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date and methodology for recording stock-based compensation expense is the same for restricted stock units and restricted stock awards.
The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2019:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2019
Outstanding at December 31, 2018	597,405	$23.98
Expired	(7,756)	22.99
Forfeited	(6,500)	25.53
Exercised	(30,500)	17.06
Outstanding at March 31, 2019	552,649	24.36	7.2	$1,321
Exercisable at March 31, 2019	384,220	22.65	6.6	1,312

The following is a summary of nonvested stock options at March 31, 2019 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2018	344,230	$6.48
Vested	(169,301)	6.44
Forfeited	(6,500)	6.40
Nonvested stock options at March 31, 2019	168,429	6.52
The following aggregated assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2018. The Corporation did not issue stock options during the three months ended March 31, 2019.

Three Months Ended March 31,
2018
Actual
Expected option life in years	6.6
Risk free interest rate	2.80%
Expected dividend yield	2.81%
Expected volatility	27.15%
Fair value of options	$6.46
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at March 31, 2019 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards at December 31, 2018	157,579	$25.33
Granted	113,729	25.66
Vested	(32,965)	21.86
Cancelled	(17,349)	19.68
Nonvested stock awards and units at March 31, 2019	220,994	26.46
The fair value of restricted stock awards and units is equivalent to the fair value of the Corporation's stock on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Restricted stock awards and units granted	113,729	59,953
Weighted average grant date fair value	$25.66	$28.39
Intrinsic value of awards vested	$809	$1,193
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at March 31, 2019 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$965	1.6
Restricted stock awards and units	4,148	2.4
	$5,113	2.3

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Stock-based compensation expense:
Stock options	$216	$228
Restricted stock awards and units	361	619
Employee stock purchase plan	17	15
Total	$594	$862
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$165	$243
Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	83	—	83
Other comprehensive income (loss)	4,044	(145)	196	4,095
Balance, March 31, 2019	$(7,177)	$19	$(17,080)	$(24,238)

Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(5,015)	183	166	(4,666)
Balance, March 31, 2018	$(10,477)	$194	$(16,508)	$(26,791)
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.

Note 11. Derivative Instruments and Hedging Activities
Interest Rate Swaps
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" and subsequent related updates. The Corporation adopted this guidance effective January 1, 2019, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at January 1, 2019. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.
The Corporation may use interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying transactions occur, at which time the deferred gains and losses are recognized in earnings. For a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value of the hedge item, to the extent attributable to the hedged risk, adjusts the carrying amount of the hedge item and is recognized in earnings.
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At March 31, 2019, approximately $81 thousand in net deferred gains, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2019. At March 31, 2019, the notional amount of the interest rate swap was $16.9 million, with a positive fair value of $24 thousand.
The Corporation has an interest rate swap classified as a fair value hedge with a current notional amount of $1.3 million to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Corporation pays a fixed rate of 5.83% and receives a floating rate based on the one-month LIBOR plus 350 basis points. The swap matures in October 2021. Effective January 1, 2019, the entire change in the fair values of the interest rate swap and the hedged loan included in the assessment of hedge effectiveness is recorded in interest income in the consolidated statements of operations. Prior to January 1, 2019, the difference between changes in the fair values of the interest rate swap agreement and the hedged loan represented hedge ineffectiveness and was recorded in other noninterest income in the consolidated statements of operations.
The Corporation has an interest rate swap with a current notional amount of $390 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At March 31, 2019, the Corporation has twenty-two variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $150.1 million and remaining maturities ranging from less than one year to 10 years. At March 31, 2019, the fair value of the swaps to the customers was a net liability of $2.8 million and $87.7 million of notional amount of the swaps were in paying positions while $62.4 million were in receiving positions to the third-party financial institution. At March 31, 2019, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $79 thousand.
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

Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2019 and December 31, 2018. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2019
Interest rate swap - cash flow hedge	$16,881	Other assets	$24		$—
Interest rate swap - fair value hedge	1,335		—	Other liabilities	4
Total	$18,216		$24		$4
At December 31, 2018
Interest rate swap - cash flow hedge	$17,076	Other assets	$185		$—
Interest rate swap - fair value hedge	1,346	Other assets	4		—
Total	$18,422		$189		$—
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2019 and December 31, 2018:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2019
Interest rate swap	$390		$—	Other liabilities	$19
Credit derivatives	150,118		—	Other liabilities	79
Interest rate locks with customers	21,904	Other assets	455		—
Forward loan sale commitments	22,814		—	Other liabilities	121
Total	$195,226		$455		$219
At December 31, 2018
Interest rate swap	$418		$—	Other liabilities	$20
Credit derivatives	122,410		—	Other liabilities	72
Interest rate locks with customers	21,494	Other assets	490		—
Forward loan sale commitments	23,227		—	Other liabilities	150
Total	$167,549		$490		$242

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2019	2018
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$(16)	$20
Interest rate swap—fair value hedge—effectiveness	Interest income	1	—
Total net gain (loss)		$17	$(20)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2019	2018
Credit derivatives	Other noninterest income	$264	$4
Interest rate locks with customers	Net loss on mortgage banking activities	(35)	(132)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	29	(49)
Total net gain (loss)		$258	$(177)

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Accumulated Other Comprehensive Income	At March 31, 2019	At December 31, 2018
Interest rate swap—cash flow hedge	Fair value, net of taxes	$19	$80
Total		$19	$80

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2019.
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
Two commercial loans associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $28 thousand at March 31, 2019.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, classified using the fair value hierarchy:

	At March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$10,323	$—	$10,323
State and political subdivisions	—	61,974	—	61,974
Residential mortgage-backed securities	—	147,765	—	147,765
Collateralized mortgage obligations	—	2,786	—	2,786
Corporate bonds	—	66,161	26,639	92,800
Total available-for-sale securities	—	289,009	26,639	315,648
Equity securities:
Equity securities - financial services industry	927	—	—	927
Money market mutual funds	1,838	—	—	1,838
Total equity securities	2,765	—	—	2,765
Loans*	—	—	1,748	1,748
Interest rate swaps*	—	24	—	24
Interest rate locks with customers*	—	455	—	455
Total assets	$2,765	$289,488	$28,387	$320,640
Liabilities:
Contingent consideration liability	$—	$—	$235	$235
Interest rate swaps*	—	23	—	23
Credit derivatives*	—	—	79	79
Forward loan sale commitments*	—	121	—	121
Total liabilities	$—	$144	$314	$458

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$15,315	$—	$15,315
State and political subdivisions	—	65,415	—	65,415
Residential mortgage-backed securities	—	151,762	—	151,762
Collateralized mortgage obligations	—	2,888	—	2,888
Corporate bonds	—	67,398	25,729	93,127
Total available-for-sale securities	—	302,778	25,729	328,507
Equity securities:
Equity securities - financial services industry	924	—	—	924
Money market mutual funds	1,241	—	—	1,241
Total equity securities	2,165	—	—	2,165
Loans*	—	—	1,779	1,779
Interest rate swap*	—	189	—	189
Interest rate locks with customers*	—	490	—	490
Total assets	$2,165	$303,457	$27,508	$333,130
Liabilities:
Contingent consideration liability	$—	$—	$259	$259
Interest rate swaps*	—	20	—	20
Credit derivatives*	—	—	72	72
Forward loan sale commitments*	—	150	—	150
Total liabilities	$—	$170	$331	$501
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Purchases/additions	Sales	Payments received	Premium amortization, net	Increase (decrease) in value	Balance at March 31, 2019
Corporate bonds	$25,729	$—	$—	$—	$—	$910	$26,639
Loans	1,779	—	—	(39)	—	8	1,748
Credit derivatives	(72)	(271)	—	—	—	264	(79)
Net total	$27,436	$(271)	$—	$(39)	$—	$1,182	$28,308

	Three Months Ended March 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at March 31, 2018
Corporate bonds	$27,986	$—	$—	$—	$—	$(1,064)	$26,922
Loans	1,958	—	—	(37)	—	(26)	1,895
Credit derivatives	(36)	—	—	—	—	5	(31)
Net total	$29,908	$—	$—	$(37)	$—	$(1,085)	$28,786

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2019
Girard Partners	$259	$—	$33	$9	$235
Total contingent consideration liability	$259	$—	$33	$9	$235

	Three Months Ended March 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2018
Girard Partners	$339	$—	$34	$17	$322
Total contingent consideration liability	$339	$—	$34	$17	$322
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018:

	At March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$24,499	$24,499
Other real estate owned	—	—	540	540
Total	$—	$—	$25,039	$25,039

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$25,166	$25,166
Other real estate owned	—	—	1,187	1,187
Total	$—	$—	$26,353	$26,353

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2019 and December 31, 2018. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$66,141	$—	$—	$66,141	$66,141
Held-to-maturity securities	—	148,960	—	148,960	148,470
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	32,699
Loans held for sale	—	948	—	948	921
Net loans and leases held for investment	—	—	4,020,771	4,020,771	4,010,030
Servicing rights	—	—	10,362	10,362	6,725
Total assets	$66,141	$149,908	$4,031,133	$4,247,182	$4,264,986
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,364,469	$—	$—	$3,364,469	$3,364,469
Time deposits	—	635,255	—	635,255	638,684
Total deposits	3,364,469	635,255	—	3,999,724	4,003,153
Short-term borrowings	—	73,185	—	73,185	73,185
Long-term debt	—	144,717	—	144,717	145,263
Subordinated notes	—	96,394	—	96,394	94,635
Total liabilities	$3,364,469	$949,551	$—	$4,314,020	$4,316,236
Off-Balance-Sheet:
Commitments to extend credit	$—	$(7,988)	$—	$(7,988)	$—

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$109,420	$—	$—	$109,420	$109,420
Held-to-maturity securities	—	141,575	—	141,575	142,634
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,337
Loans held for sale	—	1,798	—	1,798	1,754
Net loans and leases held for investment	—	—	3,924,329	3,924,329	3,950,265
Servicing rights	—	—	11,496	11,496	6,768
Total assets	$109,420	$143,373	$3,935,825	$4,188,618	$4,239,178
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,215,856	$—	$—	$3,215,856	$3,215,856
Time deposits	—	664,738	—	664,738	670,077
Total deposits	3,215,856	664,738	—	3,880,594	3,885,933
Short-term borrowings	—	189,768	—	189,768	189,768
Long-term debt	—	144,021	—	144,021	145,330
Subordinated notes	—	95,113	—	95,113	94,574
Total liabilities	$3,215,856	$1,093,640	$—	$4,309,496	$4,315,605
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,516)	$—	$(2,516)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2019 and December 31, 2018.
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
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2019, impaired loans held for investment had a carrying amount of $24.5 million with a valuation allowance of $1.5 million. At December 31, 2018, impaired loans held for investment had a carrying amount of $26.6 million with a valuation allowance of $$1.4 million. The Corporation had no impaired leases at March 31, 2019 and December 31, 2018.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on SBA loans. At March 31, 2019 and December 31, 2018, servicing rights had a carrying amount of $6.7 million and $6.7 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2019, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During the three months ended March 31, 2019, one property was sold with total proceeds of $599 thousand. At March 31, 2019 and December 31, 2018, OREO had a carrying amount of $540 thousand and $1.2 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 13. Segment Reporting
At March 31, 2019, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2019	At December 31, 2018	At March 31, 2018
Banking	$4,942,539	$4,895,732	$4,519,423
Wealth Management	40,910	39,090	36,848
Insurance	31,837	30,117	28,651
Other	20,241	19,408	29,037
Consolidated assets	$5,035,527	$4,984,347	$4,613,959

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$52,346	$10	$—	$8	$52,364
Interest expense	9,580	—	—	1,261	10,841
Net interest income	42,766	10	—	(1,253)	41,523
Provision for loan and lease losses	2,685	—	—	—	2,685
Noninterest income	4,971	5,720	5,353	253	16,297
Intangible expenses	233	105	88	—	426
Other noninterest expense	27,779	3,794	3,126	432	35,131
Intersegment (revenue) expense*	(299)	166	133	—	—
Income (expense) before income taxes	17,339	1,665	2,006	(1,432)	19,578
Income tax (benefit) expense	3,120	314	193	(128)	3,499
Net income (loss)	$14,219	$1,351	$1,813	$(1,304)	$16,079
Capital expenditures	$765	$39	$25	$21	$850

	Three Months Ended
	March 31, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$43,522	$5	$—	$7	$43,534
Interest expense	5,001	—	—	1,261	6,262
Net interest income	38,521	5	—	(1,254)	37,272
Provision for loan and lease losses	2,053	—	—	—	2,053
Noninterest income	4,789	5,740	5,086	(33)	15,582
Intangible expenses	329	142	141	—	612
Restructuring charges	571	—	—	—	571
Other noninterest expense	27,661	3,658	3,245	(622)	33,942
Intersegment (revenue) expense*	(291)	153	138	—	—
Income (expense) before income taxes	12,987	1,792	1,562	(665)	15,676
Income tax expense (benefit)	1,998	545	456	(173)	2,826
Net income (loss)	$10,989	$1,247	$1,106	$(492)	$12,850
Capital expenditures	$970	$49	$7	$55	$1,081
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 14. Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", and subsequent related updates, to revise the accounting for leases. The Corporation adopted this guidance effective January 1, 2019, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at January 1, 2019. Additionally, the Corporation early adopted (ASU) No. 2019-01, "Codification Improvements" , as of January 1, 2019, which serves as an an update to (ASU) No. 2016-02, and is effective for the first interim period within annual periods beginning after December 15, 2019, or January 1, 2020, for the Corporation. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet commencing at January 1, 2019. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation’s incremental borrowing rate, over the lease term at the commencement date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the majority of the Corporation’s leases are related to properties of the Bank. The Corporation continues to separately account for lease and non-lease components (such as property taxes, insurance, and maintenance costs) as historically reported. Rent expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At March 31, 2019, the Corporation's leases have remaining terms of 1 to 24 years. The Corporation does not currently have any leases with an initial term of 12 months or less, including reasonably certain renewal terms; any such future leases will be recorded on the balance sheet.

Information with respect to operating leases under FASB ASC 842 "Leases" follows:

Three Months Ended March 31,
(Dollars in thousands)	2019
Lease cost	$947
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	873

At March 31, 2019
Weighted-average remaining lease term in years	15.4
Weighted-average discount rate	4.23%

At March 31, 2019, maturities of lease liabilities under FASB ASC 842 "Leases" are as follows:

Maturity of Lease Liabilities	(Dollars in thousands)	Amount
Remainder of 2019		$2,663
2020		3,632
2021		3,688
2022		3,660
2023		3,610
Thereafter		37,389
Total lease payments		54,642
Less: imputed interest		(15,540)
Present value of lease liabilities		$39,102

At December 31, 2018, a summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year under FASB ASC 840 "Leases" was as follows:

Year	(Dollars in thousands)	Amount
2019		$3,536
2020		3,632
2021		3,688
2022		3,660
2023		3,610
Thereafter		37,389
Total		$55,515

Note 15. Contingencies
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
Forward-Looking Statements
The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting various lines of business;

•	Legislative, regulatory and accounting changes;

•	Demand for our financial products and services in our market area;

•	Volatility in interest rates;

•	The composition and credit quality of our loan and investment portfolios;

•	Our ability to access cost-effective funding;

•	Our ability to continue to implement our business strategies;

•	Our ability to manage market risk, credit risk and operational risk;

•	Timing of revenues and expenditures;

•	Returns on investment decisions;

•	System failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers;

•	Our ability to retain key employees;

•	Other risks and uncertainties, including those occurring in the U.S. and world financial systems; and

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation (the Corporation) Annual Report on Form 10-K for the year ended December 31, 2018 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.
These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and reserve for loan and lease losses as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2018 Annual Report on Form 10-K.

General
The Corporation is a Pennsylvania corporation, organized in 1973 and registered as a bank holding company pursuant to the
Bank Holding Company Act of 1956. Effective January 1, 2019, the name of the Corporation was changed from Univest Corporation of Pennsylvania to Univest Financial Corporation. The Corporation owns all of the capital stock of Univest Bank and Trust Co. The consolidated financial statements include the accounts of the Corporation and the Bank.

Through its wholly-owned subsidiaries, the Bank provides a variety of financial services for individuals, businesses, municipalities and non-profit organizations. Effective January 1, 2019, the Bank's wealth management segment was re-branded under the Girard name with associated name changes of several subsidiaries while continuing to provide fiduciary services, investment management, and financial and retirement planning. The Bank is the parent company of Girard Investment Services, LLC (formerly Univest Investments, Inc.), a full-service registered broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC (formerly Girard Partners Ltd.), a registered investment advisory firm, Girard Pension Services, LLC (formerly TCG Investment Advisory, Inc.), a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency and Univest Capital, Inc., an equipment financing business. The Bank's former subsidiary, Delview, Inc. was dissolved effective January 1, 2019.
The Corporation earns revenue primarily from the margins and fees generated from lending and depository services to customers as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings through business growth while maintaining adequate levels of capital and liquidity and limiting exposure to credit and interest rate risk.
The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. The Corporation plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products and services. The Corporation operates in attractive markets for financial services but also faces intense competition from domestic and international banking organizations and other insurance and wealth management providers. The Corporation has taken initiatives to achieve its business objectives by acquiring banks and other financial service providers in strategic markets, through marketing, public relations and advertising, by establishing standards of service excellence for customers, and by using technology to ensure that the needs of customers are understood and satisfied.
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2019	2018	Amount	Percent
Net income	$16,079	$12,850	$3,229	25.1%
Net income per share:
Basic	$0.55	$0.44	$0.11	25.0
Diluted	0.55	0.44	0.11	25.0
Return on average assets	1.30%	1.14%	16 BP	14.0
Return on average equity	10.32	8.60	172 BP	20.0

The Corporation reported net income of $16.1 million, or $0.55 diluted earnings per share, for the three months ended March 31, 2019, compared to net income of $12.9 million, or $0.44 diluted earnings per share, for the three months ended March 31, 2018.

The first quarter of 2018 included restructuring costs related to financial center closures of $451 thousand, net of tax, or $0.02 of diluted earnings per share. There were no restructuring costs during the quarter ended March 31, 2019.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2019 and 2018. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest- free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
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
Three months ended March 31, 2019 versus 2018
Net interest income on a tax-equivalent basis for the three months ended March 31, 2019 was $42.2 million, an increase of $4.2 million, or 11.2%, compared to the three months ended March 31, 2018. The increase in tax-equivalent net interest income for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the growth in average loans of 10.5% as well as modest net interest margin expansion.
The net interest margin on a tax-equivalent basis for the first quarter of 2019 was 3.75%, compared to 3.72% for the first quarter of 2018. The favorable impact of purchase accounting accretion was one basis point for the three months ended March 31, 2019, compared to two basis points for the three months ended March 31, 2018.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$42,566	$269	2.56%	$19,184	$76	1.61%
U.S. government obligations	20,039	82	1.66	23,921	94	1.59
Obligations of states and political subdivisions	64,167	546	3.45	74,554	593	3.23
Other debt and equity securities	385,990	2,631	2.76	359,451	2,095	2.36
Federal funds sold and other earning assets	32,360	586	7.34	29,057	504	7.03
Total interest-earning deposits, investments, federal funds sold and other earning assets	545,122	4,114	3.06	506,167	3,362	2.69
Commercial, financial and agricultural loans	811,071	10,758	5.38	782,200	8,900	4.61
Real estate—commercial and construction loans	1,822,276	21,559	4.80	1,600,394	17,618	4.46
Real estate—residential loans	938,299	11,412	4.93	837,495	9,675	4.69
Loans to individuals	32,524	518	6.46	27,960	413	5.99
Municipal loans and leases	332,299	3,221	3.93	311,752	2,892	3.76
Lease financings	80,893	1,435	7.19	74,709	1,344	7.30
Gross loans and leases	4,017,362	48,903	4.94	3,634,510	40,842	4.56
Total interest-earning assets	4,562,484	53,017	4.71	4,140,677	44,204	4.33
Cash and due from banks	44,714			42,506
Reserve for loan and lease losses	(30,111)			(22,022)
Premises and equipment, net	59,179			61,738
Operating lease right-of-use assets	37,129			—
Other assets	330,858			333,078
Total assets	$5,004,253			$4,555,977
Liabilities:
Interest-bearing checking deposits	$478,927	$714	0.60	$425,027	$292	0.28
Money market savings	918,487	3,748	1.65	658,367	1,343	0.83
Regular savings	789,033	814	0.42	834,375	557	0.27
Time deposits	655,303	2,927	1.81	541,478	1,499	1.12
Total time and interest-bearing deposits	2,841,750	8,203	1.17	2,459,247	3,691	0.61
Short-term borrowings	117,664	638	2.20	175,824	645	1.49
Long-term debt	145,299	739	2.06	155,765	665	1.73
Subordinated notes	94,603	1,261	5.41	94,359	1,261	5.42
Total borrowings	357,566	2,638	2.99	425,948	2,571	2.45
Total interest-bearing liabilities	3,199,316	10,841	1.37	2,885,195	6,262	0.88
Noninterest-bearing deposits	1,089,449			1,024,797
Operating lease liabilities	40,090			—
Accrued expenses and other liabilities	43,824			40,012
Total liabilities	4,372,679			3,950,004
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	292,746			290,209
Retained earnings and other equity	181,044			157,980
Total shareholders’ equity	631,574			605,973
Total liabilities and shareholders’ equity	$5,004,253			$4,555,977
Net interest income		$42,176			$37,942
Net interest spread			3.34			3.45
Effect of net interest-free funding sources			0.41			0.27
Net interest margin			3.75%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	142.61%			143.51%
Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2019 and 2018 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2019 Versus 2018
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$130	$63	$193
U.S. government obligations	(16)	4	(12)
Obligations of states and political subdivisions	(86)	39	(47)
Other debt and equity securities	162	374	536
Federal funds sold and other earning assets	59	23	82
Interest on deposits, investments, federal funds sold and other earning assets	249	503	752
Commercial, financial and agricultural loans	336	1,522	1,858
Real estate—commercial and construction loans	2,543	1,398	3,941
Real estate—residential loans	1,219	518	1,737
Loans to individuals	71	34	105
Municipal loans and leases	195	134	329
Lease financings	111	(20)	91
Interest and fees on loans and leases	4,475	3,586	8,061
Total interest income	4,724	4,089	8,813
Interest expense:
Interest-bearing checking deposits	42	380	422
Money market savings	687	1,718	2,405
Regular savings	(32)	289	257
Time deposits	363	1,065	1,428
Interest on time and interest-bearing deposits	1,060	3,452	4,512
Short-term borrowings	(255)	248	(7)
Long-term debt	(47)	121	74
Interest on borrowings	(302)	369	67
Total interest expense	758	3,821	4,579
Net interest income	$3,966	$268	$4,234

Interest Income
Three months ended March 31, 2019 versus 2018
Interest income on a tax-equivalent basis for the three months ended March 31, 2019 was $53.0 million, an increase of $8.8 million, or 19.9%, from the same period in 2018. The increase in interest income for the three months ended March 31, 2019 was primarily due to organic loan growth in commercial real estate and residential real estate loans and an increase in loan yields primarily for commercial business and commercial real estate loans as the Federal Reserve increased interest rates 100 basis points in 2018. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point for the three months ended March 31, 2019, compared to no impact on the yield on interest-earning assets for the same period in the prior year.
Interest Expense
Three months ended March 31, 2019 versus 2018
Interest expense for the three months ended March 31, 2019 was $10.8 million, an increase of $4.6 million, or 73.1%, from the same period in 2018. The increase in interest expense for the three months ended March 31, 2019 was primarily due to higher deposit costs, which were impacted by the Federal Reserve interest rate increases in 2018. In addition, average deposits grew 15.6% for the three months ended March 31, 2019 compared to the same period in 2018. The favorable impact of purchase accounting amortization on interest-bearing liabilities was one basis point for the three months ended March 31, 2019, compared to a favorable impact of three basis points for the same period in the prior year.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three months ended March 31, 2019 was $2.7 million, compared to $2.1 million for the same period in 2018. The provision for 2019 includes the impact of downgrading one $14.6 million shared national credit loan from pass to substandard. Incremental provision and general reserve recorded during the first quarter of 2019 was $1.5 million for this loan. Net loan and lease charge-offs for the three months ended March 31, 2019 were $447 thousand compared to $198 thousand for the same period in the prior year.
Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	Amount	Percent
Trust fee income	$1,887	$1,996	$(109)	(5.5)%
Service charges on deposit accounts	1,435	1,327	108	8.1
Investment advisory commission and fee income	3,789	3,683	106	2.9
Insurance commission and fee income	5,144	4,888	256	5.2
Other service fee income	2,267	2,169	98	4.5
Bank owned life insurance income	952	669	283	42.3
Net gain on sales of investment securities	1	10	(9)	(90.0)
Net gain on mortgage banking activities	483	716	(233)	(32.5)
Other income	339	124	215	N/M
Total noninterest income	$16,297	$15,582	$715	4.6%

Three months ended March 31, 2019 versus 2018

Noninterest income for the three months ended March 31, 2019 was $16.3 million, an increase of $715 thousand, or 4.6%, from the three months ended March 31, 2018. Investment advisory commission and fee income increased $106 thousand, or 2.9%, for the three months ended March 31, 2019, primarily due to new customer relationships, which were partially offset by market declines in the fourth quarter of 2018. Insurance commission and fee income increased $256 thousand, or 5.2%, for the three months ended March 31, 2019, primarily due to an increase in premiums for group life and health and commercial lines and an increase in contingent commission income of $111 thousand, which was $1.5 million for the three months ended March 31, 2019 compared to $1.4 million for the three months ended March 31, 2018. Contingent commission income is largely recognized in the first quarter of the year. Service charges on deposit accounts increased $108 thousand, or 8.1%, for the three months ended March 31, 2019, primarily due to increased fee income on cash management accounts. Other service fee income increased $98 thousand, or 4.5%, for the three months ended March 31, 2019, primarily due to increases in debit card interchange income, wire transfer fees and human resource consulting services within the insurance line of business. BOLI income increased $283 thousand, or 42.3%, for the three months ended March 31, 2019, primarily due to an increase in value of our non-qualified annuity portfolio of $249 thousand in the first quarter of 2019 compared to a decrease of $29 thousand in the first quarter of 2018. The value of the non-qualified annuity portfolio declined $287 thousand in the fourth quarter of 2018. During the first quarter of 2019, in order to reduce future volatility, the Corporation transferred the funds invested within the non-qualified annuity portfolio to a stable fund investment strategy. Other income increased $215 thousand, or 173.4%, for the three months ended March 31, 2019, primarily due to fees on risk participation agreements of $264 thousand related to increased customer activity compared to fees of $4 thousand in the same period of the prior year.

These increases were partially offset by a decrease in net gain on mortgage banking activities of $233 thousand, or 32.5%, for the three months ended March 31, 2019, primarily due to the Bank retaining, on balance-sheet, a higher percentage of its mortgage originations, as well as a contraction in margins to remain price competitive. Such on balance-sheet loans are predominantly hybrid adjustable rate mortgages. Trust fee income decreased $109 thousand, or 5.5%, for the three months ended March 31, 2019 compared to March 31, 2018, primarily due to a decrease in activity-based trust estate fees and assets under management.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	Amount	Percent
Salaries, benefits and commissions	$21,564	$20,647	$917	4.4%
Net occupancy	2,611	2,757	(146)	(5.3)
Equipment	990	1,023	(33)	(3.2)
Data processing	2,514	2,232	282	12.6
Professional fees	1,264	1,355	(91)	(6.7)
Marketing and advertising	316	381	(65)	(17.1)
Deposit insurance premiums	452	391	61	15.6
Intangible expenses	426	612	(186)	(30.4)
Restructuring charges	—	571	(571)	N/M
Other expense	5,420	5,156	264	5.1
Total noninterest expense	$35,557	$35,125	$432	1.2%

Three months ended March 31, 2019 versus 2018

Noninterest expense for the three months ended March 31, 2019 was $35.6 million, an increase of $432 thousand, or 1.2%, from the three months ended March 31, 2018. Salaries, benefits and commissions increased $917 thousand, or 4.4%, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our commercial lending group in Lancaster County and annual merit increases. During the quarter ended March 31, 2019, the Corporation hired a team of eight commercial lenders and support staff which will focus on increasing the Bank's presence in Western Lancaster and York Counties. Data processing expense increased $282 thousand, or 12.6%, for the three months ended March 31, 2019, primarily due to continued investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Other expense increased $264 thousand, or 5.1%, for the three months ended March 31, 2019, primarily due to increases in interchange expense and corporate development expense.

These increases were partially offset by a decrease in net occupancy and equipment expense totaling $179 thousand, or 4.7%, primarily due to the closure of three financial service locations during April 2018. Intangibles expense decreased $186 thousand, or 30.4%, due to run-off of intangible assets. In addition, restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the three months ended March 31, 2018. There were no restructuring costs during the three months ended March 31, 2019.
Tax Provision
The provision for income taxes for the three months ended March 31, 2019 and 2018 was $3.5 million and $2.8 million, at effective rates of 17.9% and 18.0%, respectively. The Corporation's effective income tax rates for the three months ended March 31, 2019 and 2018 were favorably impacted by discrete tax benefits. Excluding these items, the effective tax rate was 18.2% and 18.8% for the three months ended March 31, 2019 and 2018, respectively.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At March 31, 2019	At December 31, 2018	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$66,141	$109,420	$(43,279)	(39.6)
Investment securities	466,883	473,306	(6,423)	(1.4)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,699	28,337	4,362	15.4
Loans held for sale	921	1,754	(833)	(47.5)
Loans and leases held for investment	4,067,879	4,006,574	61,305	1.5
Reserve for loan and lease losses	(31,602)	(29,364)	(2,238)	(7.6)
Premises and equipment, net	59,091	59,559	(468)	(0.8)
Operating lease right-of-use assets	36,099	—	36,099	N/M
Goodwill and other intangibles, net	184,089	184,549	(460)	(0.2)
Bank owned life insurance	112,551	111,599	952	0.9
Accrued interest receivable and other assets	40,776	38,613	2,163	5.6
Total assets	$5,035,527	$4,984,347	$51,180	1.0%
Investment Securities
Total investments securities at March 31, 2019 decreased $6.4 million from December 31, 2018. Maturities and pay-downs of $20.6 million, calls of $770 thousand, sales of $491 thousand, net amortization of purchased premiums and discounts of $537 thousand were partially offset by purchases of $10.9 million and increases in the fair value of available-for-sale investment securities of $5.1 million. The increase in the fair value of available-for-sale investment securities was due to the flattening of the yield curve.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $18.0 million and $13.6 million at March 31, 2019 and December 31, 2018, respectively. FHLB stock increased $4.4 million mainly due to purchase requirements related to the increase in FHLB borrowing volume during the quarter.
The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at March 31, 2019 and December 31, 2018.

Loans and Leases
Gross loans and leases held for investment grew $61.3 million, or 1.5%, from December 31, 2018. The growth in loans was primarily in commercial real estate and residential real estate loans.
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
At March 31, 2019, the recorded investment in loans held for investment that were considered to be impaired was $26.0 million. The related reserve for loan losses was $1.5 million. At December 31, 2018, the recorded investment in loans that were considered to be impaired was $26.6 million. The related reserve for loan losses was $1.4 million. The impaired loan balances consisted mainly of commercial real estate loans and business loans. Impaired loans include nonaccrual loans and leases and accruing troubled debt restructured loans and lease modifications for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
Other real estate owned was $540 thousand at March 31, 2019, compared to $1.2 million at December 31, 2018. During the first quarter of 2019, a commercial real estate property with a carrying value of $654 thousand was sold for a loss of $55 thousand.
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

The reserve for loan and lease losses consists of a reserve for impaired loans and leases and a general valuation allowance on the remainder of the originated portfolio. Although management determines the amount of each element of the reserve separately, the entire reserve for loan and lease losses is available for losses in the portfolio. The Corporation does not provide a reserve for loan losses for acquired loans unless additional deterioration of the portfolio is identified over the projections utilized in the initial fair value analysis. After the acquisition measurement period, the present value of any decreases in expected cash flows of acquired credit impaired loans will generally result in an impairment charge recorded as a provision for loan losses.
The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $421 thousand and $426 thousand at March 31, 2019 and December 31, 2018, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

(Dollars in thousands)	At March 31, 2019	At December 31, 2018
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$2,904	$3,365
Real estate—commercial	18,361	18,214
Real estate—construction	106	106
Real estate—residential	4,361	4,353
Lease financings	220	170
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	25,952	26,208
Accruing troubled debt restructured loans and lease modifications not included in the above	270	542
Accruing loans and leases 90 days or more past due:
Real estate—residential	325	—
Loans to individuals	54	55
Lease financings	257	137
Total accruing loans and leases, 90 days or more past due	636	192
Total nonperforming loans and leases	26,858	26,942
Other real estate owned	540	1,187
Total nonperforming assets	$27,398	$28,129
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.64%	0.65%
Nonperforming loans and leases / loans and leases held for investment	0.66	0.67
Nonperforming assets / total assets	0.54	0.56

Allowance for loan and lease losses	$31,602	$29,364
Allowance for loan and lease losses / loans and leases held for investment	0.78%	0.73%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.85	0.81
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	121.77	112.04
Allowance for loan and lease losses / nonperforming loans and leases held for investment	117.66	108.99
Acquired credit impaired loans	$693	$695

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.68%	0.69%
Nonperforming assets and acquired credit impaired loans / total assets	0.56	0.58
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$3,240	$1,284

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2019	At December 31, 2018
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$25,952	$26,208
Nonaccrual loans and leases with partial charge-offs	2,730	2,210
Life-to-date partial charge-offs on nonaccrual loans and leases	1,612	1,320
Charge-off rate of nonaccrual loans and leases with partial charge-offs	37.1%	37.4%
Specific reserves on impaired loans	$1,503	$1,415
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $725 thousand and $899 thousand for the three months ended March 31, 2019 and 2018, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2019 and December 31, 2018.
The Corporation also has goodwill with a net carrying value of $172.6 million at March 31, 2019 and December 31, 2018, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2019 and 2018. Since the last annual impairment analysis during 2018, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2019	At December 31, 2018	Change
			Amount	Percent
Deposits	$4,003,153	$3,885,933	$117,220	3.0%
Short-term borrowings	73,185	189,768	(116,583)	(61.4)
Long-term debt	145,263	145,330	(67)	—
Subordinated notes	94,635	94,574	61	0.1
Operating lease liabilities	39,102	—	39,102	N/M
Accrued interest payable and other liabilities	42,583	44,609	(2,026)	(4.5)
Total liabilities	$4,397,921	$4,360,214	$37,707	0.9%

Deposits
Total deposits increased $117.2 million, or 3.0%, from December 31, 2018, primarily due to increases in commercial and consumer deposits.
Borrowings
Total borrowings decreased $116.6 million, or 27.1%, from December 31, 2018, primarily due to a decrease in short-term borrowings of $116.6 million. The increase in deposits reduced the need to borrow short-term funds.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2019	At December 31, 2018	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	293,255	292,401	854	0.3
Retained earnings	256,746	248,167	8,579	3.5
Accumulated other comprehensive loss	(24,238)	(28,416)	4,178	14.7
Treasury stock	(45,941)	(45,803)	(138)	(0.3)
Total shareholders’ equity	$637,606	$624,133	$13,473	2.2%

The increase in shareholder's equity at March 31, 2019 of $13.5 million, or 2.2%, from December 31, 2018 was primarily related to an increase in retained earnings of $8.6 million. Retained earnings at March 31, 2019 was impacted by the three months of net income of $16.1 million partially offset by the related adjustments to the January 1, 2019 adoption of ASU No. 2016-02 of $1.5 million and cash dividends declared of $5.9 million. Accumulated other comprehensive loss decreased by $4.2 million mainly attributable to increases in the fair value of available-for-sale investment securities of $4.0 million, net of tax.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q (Note 13 in the Notes to the Consolidated Financial Statements).

Banking segment, as presented in Note 13 in the Notes to the Consolidated Financial Statements, reports pre-tax income of $17.3 million and $13.0 million for the three months ended March 31, 2019 and 2018, respectively. See the section of this MD&A under the heading “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Loan and Lease Losses” for a discussion of the Banking Segment.

Wealth Management segment, as presented in Note 13 in the Notes to the Consolidated Financial Statements, reports pre-tax income of $1.7 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in pre-tax income is primarily attributable to higher noninterest expense in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Noninterest income remained flat at $5.7 million for both the three months ended March 31, 2019 and 2018. Wealth Management assets under management and supervision were $3.6 billion as of March 31, 2019 and $3.4 billion as of March 31, 2018. The increase in assets under management and supervision as of March 31, 2019, as compared to March 31, 2018, was primarily driven by new customer relationships and an increase in the equity markets as of each respective period-end.

Insurance segment, as presented in Note 13 in the Notes to the Consolidated Financial Statements, reports pre-tax income of $2.0 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively, and noninterest income of $5.4 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively. Noninterest income has increased primarily due to increases in group life and health premiums and contingent commission income.

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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a four-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. Beginning in the first quarter of 2019, the Corporation and the Bank must hold a capital conservation buffer greater than 2.50% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer which would require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50% beginning in the first quarter of 2019. The Corporation and the Bank were in compliance with these requirements at March 31, 2019.

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of March 31, 2019 and December 31, 2018 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$616,154	13.77%	$357,939	8.00%	$447,424	10.00%
Bank	517,223	11.61	356,329	8.00	445,412	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	489,197	10.93	268,454	6.00	357,939	8.00
Bank	484,901	10.89	267,247	6.00	356,329	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	489,197	10.93	201,341	4.50	290,825	6.50
Bank	484,901	10.89	200,435	4.50	289,518	6.50
Tier 1 Capital (to Average Assets):
Corporation	489,197	10.10	193,769	4.00	242,211	5.00
Bank	484,901	10.05	192,972	4.00	241,215	5.00
At December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$604,213	13.70%	$352,764	8.00%	$440,955	10.00%
Bank	506,728	11.54	351,220	8.00	439,026	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	264,573	6.00	352,764	8.00
Bank	476,639	10.86	263,415	6.00	351,220	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	198,430	4.50	286,621	6.50
Bank	476,639	10.86	197,561	4.50	285,367	6.50
Tier 1 Capital (to Average Assets):
Corporation	479,550	10.13	189,374	4.00	236,718	5.00
Bank	476,639	10.12	188,487	4.00	235,609	5.00
At March 31, 2019 and December 31, 2018, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and Total capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. Beginning in the first quarter of 2019, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets in order to avoid limitations on capital distributions. The Corporation and the Bank were in compliance with these requirements at March 31, 2019. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At March 31, 2019, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The January 1, 2019 adoption of ASU No. 2016-02 had and will continue to have a negative impact on all Corporation and Bank regulatory capital ratios. The Corporation will continue to analyze the impact of new accounting rules, such as CECL (ASU No. 2016-13) on its regulatory capital ratios.
In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts would be calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. The election must be made in the first reporting period that CECL is adopted. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Yet to Be Adopted" for additional information.
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
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.7 billion. At March 31, 2019 and December 31, 2018, the carrying amount of overnight borrowings with the FHLB was $0 and $108.3 million, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of long-term borrowings with the FHLB was $125.0 million. At March 31, 2019 and December 31, 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $336.9 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks that totaled $367.0 million at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the Corporation had $55.0 million and $60.0 million, respectively, of outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $104.9 million and $69.5 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this line.
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

Recent Regulatory and Legislative Developments
SEC FAST Act Modernization and Simplification of Regulation S-K

On April 2, 2019, the SEC issued Release No. 33-10618; 34-85381, "FAST Act Modernization and Simplification of Regulation S-K." The amendments under this rule modernize and simplify certain disclosure requirements in a manner that reduces the costs and burdens on registrants while continuing to provide material information to investors. The amendments are also intended to improve the readability and navigability of disclosure documents and discourage repetition and disclosure of immaterial information. The amendments are effective on May 2, 2019, except for specific amendments that are effective as cited in the rule. The Corporation provided the additional disclosures on the Form 10-Q cover page for the quarter ending March 31, 2019. The Corporation continues to analyze the amended disclosure requirements under this rule, but does not believe that such changes will materially impact the Corporation’s disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2019	—	$—	—	864,246
February 1 – 28, 2019	—	—	—	864,246
March 1 – 31, 2019	—	—	—	864,246
Total	—	$—	—

1.
On October 23, 2013, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. The repurchased shares plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes for restricted stock awards vests and may use a stock swap to exercise non-qualified stock options. Shares withheld to pay income taxes on restricted stock awards vests and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2019 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share
January 1 – 31, 2019	—	$—
February 1 – 28, 2019	7,110	24.93
March 1 – 31, 2019	1,085	25.62
Total	8,195	$25.02

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.

	Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 10-K, filed with the SEC on February 28, 2019.

	Exhibit 10.1	Form of Restricted Stock Unit Agreement for Directors (Service Based) Subject to the Amended and Restated Univest 2013 Long-Term Incentive Plan.

	Exhibit 10.2	Form of Performance Based Restricted Stock Unit Agreement for Employees Subject to the Amended and Restated Univest 2013 Long-Term Incentive Plan.

	Exhibit 10.3	Form of Restricted Stock Unit Agreement for Employees (Service Based) Subject to the Amended and Restated Univest 2013 Long-Term Incentive Plan.

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

Univest Financial Corporation
(Registrant)

Date: May 3, 2019	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)