Form 10-Q
period 2019-06-30
UNIVEST FINANCIAL Corp
filed 2019-08-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,305,447
(Title of Class)	(Number of shares outstanding at July 31, 2019)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2019	At December 31, 2018
ASSETS
Cash and due from banks	$55,223	$61,573
Interest-earning deposits with other banks	29,344	47,847
Cash and cash equivalents	84,567	109,420
Investment securities held-to-maturity (fair value $175,296 and $141,575 at June 30, 2019 and December 31, 2018, respectively)	172,946	142,634
Investment securities available-for-sale	293,022	328,507
Investments in equity securities	2,865	2,165
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,755	28,337
Loans held for sale	1,498	1,754
Loans and leases held for investment	4,167,904	4,006,574
Less: Reserve for loan and lease losses	(32,600)	(29,364)
Net loans and leases held for investment	4,135,304	3,977,210
Premises and equipment, net	58,292	59,559
Operating lease right-of-use assets	35,508	—
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	10,995	11,990
Bank owned life insurance	113,294	111,599
Accrued interest receivable and other assets	40,693	38,613
Total assets	$5,154,298	$4,984,347
LIABILITIES
Noninterest-bearing deposits	$1,166,301	$1,055,919
Interest-bearing deposits:
Demand deposits	1,424,288	1,377,171
Savings deposits	822,084	782,766
Time deposits	709,437	670,077
Total deposits	4,122,110	3,885,933
Short-term borrowings	39,350	189,768
Long-term debt	170,195	145,330
Subordinated notes	94,696	94,574
Operating lease liabilities	38,608	—
Accrued interest payable and other liabilities	37,669	44,609
Total liabilities	4,502,628	4,360,214
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2019 and December 31, 2018; 31,556,799 shares issued at June 30, 2019 and December 31, 2018; 29,294,942 and 29,270,852 shares outstanding at June 30, 2019 and December 31, 2018, respectively	157,784	157,784
Additional paid-in capital	293,947	292,401
Retained earnings	267,357	248,167
Accumulated other comprehensive loss, net of tax benefit	(21,949)	(28,416)
Treasury stock, at cost; 2,261,857 and 2,285,947 shares at June 30, 2019 and December 31, 2018, respectively	(45,469)	(45,803)
Total shareholders’ equity	651,670	624,133
Total liabilities and shareholders’ equity	$5,154,298	$4,984,347
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans and leases:
Taxable	$47,151	$40,637	$92,833	$78,587
Exempt from federal income taxes	2,759	2,421	5,442	4,768
Total interest and fees on loans and leases	49,910	43,058	98,275	83,355
Interest and dividends on investment securities:
Taxable	2,645	2,268	5,358	4,457
Exempt from federal income taxes	401	477	832	945
Interest on deposits with other banks	569	148	838	224
Interest and dividends on other earning assets	535	509	1,121	1,013
Total interest income	54,060	46,460	106,424	89,994
Interest expense
Interest on deposits	9,111	4,542	17,314	8,233
Interest on short-term borrowings	217	958	855	1,603
Interest on long-term debt and subordinated notes	2,097	1,970	4,097	3,896
Total interest expense	11,425	7,470	22,266	13,732
Net interest income	42,635	38,990	84,158	76,262
Provision for loan and lease losses	2,076	15,409	4,761	17,462
Net interest income after provision for loan and lease losses	40,559	23,581	79,397	58,800
Noninterest income
Trust fee income	2,054	2,044	3,941	4,040
Service charges on deposit accounts	1,447	1,335	2,882	2,662
Investment advisory commission and fee income	4,055	3,778	7,844	7,461
Insurance commission and fee income	3,941	3,712	9,085	8,600
Other service fee income	2,590	2,431	4,857	4,600
Bank owned life insurance income	743	1,210	1,695	1,879
Net gain on sales of investment securities	7	—	8	10
Net gain on mortgage banking activities	796	942	1,279	1,658
Other income (loss)	723	(138)	1,062	(14)
Total noninterest income	16,356	15,314	32,653	30,896
Noninterest expense
Salaries, benefits and commissions	22,089	20,065	43,653	40,712
Net occupancy	2,601	2,533	5,212	5,290
Equipment	1,065	1,067	2,055	2,090
Data processing	2,627	2,091	5,141	4,323
Professional fees	1,307	1,331	2,571	2,686
Marketing and advertising	622	526	938	907
Deposit insurance premiums	430	452	882	843
Intangible expenses	417	594	843	1,206
Restructuring charges	—	—	—	571
Other expense	5,620	5,688	11,040	10,844
Total noninterest expense	36,778	34,347	72,335	69,472
Income before income taxes	20,137	4,548	39,715	20,224
Income tax expense	3,669	191	7,168	3,017
Net income	$16,468	$4,357	$32,547	$17,207
Net income per share:
Basic	$0.56	$0.15	$1.11	$0.59
Diluted	0.56	0.15	1.11	0.58
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2019			2018
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$20,137	$3,669	$16,468	$4,548	$191	$4,357
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,933	616	2,317	(1,911)	(401)	(1,510)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(7)	(2)	(5)	—	—	—
Total net unrealized gains (losses) on available-for-sale investment securities	2,926	614	2,312	(1,911)	(401)	(1,510)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(263)	(55)	(208)	154	32	122
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(14)	(3)	(11)	6	1	5
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(277)	(58)	(219)	160	33	127
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	294	62	232	282	58	224
Accretion of prior service cost included in net periodic pension costs (3)	(46)	(10)	(36)	(71)	(14)	(57)
Total defined benefit pension plans	248	52	196	211	44	167
Other comprehensive income (loss)	2,897	608	2,289	(1,540)	(324)	(1,216)
Total comprehensive income (loss)	$23,034	$4,277	$18,757	$3,008	$(133)	$3,141
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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2019			2018
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$39,715	$7,168	$32,547	$20,224	$3,017	$17,207
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	8,053	1,691	6,362	(8,249)	(1,732)	(6,517)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(8)	(2)	(6)	(10)	(2)	(8)
Total net unrealized gains (losses) on available-for-sale investment securities	8,045	1,689	6,356	(8,259)	(1,734)	(6,525)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(431)	(91)	(340)	366	77	289
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(30)	(6)	(24)	26	5	21
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(461)	(97)	(364)	392	82	310
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	588	124	464	563	117	446
Accretion of prior service cost included in net periodic pension costs (3)	(91)	(19)	(72)	(142)	(29)	(113)
Total defined benefit pension plans	497	105	392	421	88	333
Other comprehensive income (loss)	8,081	1,697	6,384	(7,446)	(1,564)	(5,882)
Total comprehensive income	$47,796	$8,865	$38,931	$12,778	$1,453	$11,325

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended June 30, 2019
Balance at March 31, 2019	29,272,502	$157,784	$293,255	$256,746	$(24,238)	$(45,941)	$637,606
Net income	—	—	—	16,468	—	—	16,468
Other comprehensive income, net of income tax	—	—	—	—	2,289	—	2,289
Cash dividends declared ($0.20 per share)	—	—	—	(5,858)	—	—	(5,858)
Stock issued under dividend reinvestment and employee stock purchase plans	22,440	—	47	1	—	516	564
Exercise of stock options	9,000	—	(11)	—	—	181	170
Stock-based compensation	—	—	656	—	—	—	656
Purchases of treasury stock	(9,000)	—	—	—	—	(225)	(225)
Balance at June 30, 2019	29,294,942	$157,784	$293,947	$267,357	$(21,949)	$(45,469)	$651,670

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2018
Balance at March 31, 2018	29,391,934	$157,784	$290,095	$228,097	$(26,791)	$(42,466)	$606,719
Net income	—	—	—	4,357	—	—	4,357
Other comprehensive loss, net of income tax benefit	—	—	—	—	(1,216)	—	(1,216)
Cash dividends declared ($0.20 per share)	—	—	—	(5,881)	—	—	(5,881)
Stock issued under dividend reinvestment and employee stock purchase plans	21,686	—	54	1	—	549	604
Exercise of stock options	22,832	—	(5)	—	—	448	443
Stock-based compensation	—	—	872	—	—	—	872
Purchases of treasury stock	(20,814)	—	—	—	—	(604)	(604)
Cancellations of restricted stock awards	(9,188)	—	222	—	—	(222)	—
Balance at June 30, 2018	29,406,450	$157,784	$291,238	$226,574	$(28,007)	$(42,295)	$605,294

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2019
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133
Adjustment to initially apply ASU No. 2016-02 for leases (1)	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities (1)	—	—	—	(39)	—	—	(39)
Net income	—	—	—	32,547	—	—	32,547
Other comprehensive income, net of income tax	—	—	—	—	6,384	—	6,384
Cash dividends declared ($0.40 per share)	—	—	—	(11,711)	—	—	(11,711)
Stock issued under dividend reinvestment and employee stock purchase plans	48,183	—	77	1	—	1,057	1,135
Exercise of stock options	39,500	—	(102)	—	—	793	691
Stock-based compensation	—	—	1,230	—	—	—	1,230
Purchases of treasury stock	(46,244)	—	—	—	—	(1,175)	(1,175)
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Balance at June 30, 2019	29,294,942	$157,784	$293,947	$267,357	$(21,949)	$(45,469)	$651,670
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2018
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	—	—	—	3,921	(3,921)	—	—
Net income	—	—	—	17,207	—	—	17,207
Other comprehensive loss, net of income tax benefit	—	—	—	—	(5,882)	—	(5,882)
Cash dividends declared ($0.40 per share)	—	—	—	(11,749)	—	—	(11,749)
Stock issued under dividend reinvestment and employee stock purchase plans	41,939	—	98	1	—	1,074	1,173
Exercise of stock options	36,990	—	(14)	—	—	725	711
Stock-based compensation	—	—	1,719	—	—	—	1,719
Purchases of treasury stock	(44,353)	—	—	—	—	(1,259)	(1,259)
Restricted stock awards granted, net of cancellations	37,015	—	(698)	—	—	698	—
Balance at June 30, 2018	29,406,450	$157,784	$291,238	$226,574	$(28,007)	$(42,295)	$605,294

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$32,547	$17,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,761	17,462
Depreciation of premises and equipment	2,651	2,795
Net amortization of investment securities premiums and discounts	834	779
Net gain on sales of investment securities	(8)	(10)
Net gain on mortgage banking activities	(1,279)	(1,658)
Bank owned life insurance income	(1,695)	(1,879)
Net accretion of acquisition accounting fair value adjustments	(247)	(495)
Stock-based compensation	1,256	1,719
Intangible expenses	843	1,206
Other adjustments to reconcile net income to cash (used in) provided by operating activities	(461)	190
Originations of loans held for sale	(69,323)	(74,695)
Proceeds from the sale of loans held for sale	70,603	76,263
Contributions to pension and other postretirement benefit plans	(132)	(133)
Increase in accrued interest receivable and other assets	(3,921)	(3,089)
(Decrease) increase in accrued interest payable and other liabilities	(4,872)	814
Net cash provided by operating activities	31,557	36,476
Cash flows from investing activities:
Net capital expenditures	(1,432)	(1,347)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	11,054	4,253
Proceeds from maturities, calls and principal repayments of securities available-for-sale	27,784	34,824
Proceeds from sales of securities available-for-sale	15,494	1,010
Purchases of investment securities held-to-maturity	(41,808)	(45,349)
Purchases of investment securities available-for-sale	(498)	(1,485)
Proceeds from sales of money market mutual funds	523	10,706
Purchases of money market mutual funds	(1,203)	(6,284)
Net increase in other investments	(4,418)	(5,564)
Net increase in loans and leases	(162,169)	(211,534)
Proceeds from sales of other real estate owned	599	21
Purchases of bank owned life insurance	—	(776)
Proceeds from bank owned life insurance	—	1,374
Net cash used in investing activities	(156,074)	(220,151)
Cash flows from financing activities:
Net increase in deposits	236,213	65,963
Net (decrease) increase in short-term borrowings	(150,418)	126,422
Proceeds from issuance of long-term debt	25,000	—
Payment of contingent consideration on acquisitions	(65)	(67)
Purchases of treasury stock	(1,175)	(1,259)
Stock issued under dividend reinvestment and employee stock purchase plans	1,135	1,173
Proceeds from exercise of stock options	691	711
Cash dividends paid	(11,717)	(11,734)
Net cash provided by financing activities	99,664	181,209
Net decrease in cash and cash equivalents	(24,853)	(2,466)
Cash and cash equivalents at beginning of year	109,420	75,409
Cash and cash equivalents at end of period	$84,567	$72,943
Supplemental disclosures of cash flow information:
Cash paid for interest	$22,002	$13,190
Cash paid for income taxes, net of refunds	9,883	1,060
Non cash transactions:
Transfer of loans to other real estate owned	$—	$402
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month or six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and the calculation of the reserve for loan and lease losses.
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
Recent Accounting Pronouncements Yet to Be Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the reserve for loan and lease losses will increase upon adoption of CECL and that the increased reserve level will decrease shareholders' equity and impact regulatory capital and ratios.
In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Financial Instruments (Topic 825)." The amendments to Topic 326 are the most significant and address how a company considers recoveries and extension options when estimating expected credit losses. The ASU clarifies that a company’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off. The ASU clarifies that a company should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. ASU No. 2019-04 is effective for the Corporation for reporting periods beginning January 1, 2020. The Corporation does not expect the adoption of the amendments related to Topics 815 and 825 will have a material impact on the Corporation's financial statements. For additional detail related to amendments to Topic 326, see previous discussion of ASU No. 2016-13.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$16,468	$4,357	$32,547	$17,207
Net income allocated to unvested restricted stock awards	(60)	(33)	(128)	(132)
Net income allocated to common shares	$16,408	$4,324	$32,419	$17,075
Denominator:
Weighted average shares outstanding	29,288	29,404	29,283	29,380
Average unvested restricted stock awards	(107)	(228)	(119)	(221)
Denominator for basic earnings per share—weighted-average shares outstanding	29,181	29,176	29,164	29,159
Effect of dilutive securities—employee stock options and restricted stock units	62	95	59	95
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,243	29,271	29,223	29,254
Basic earnings per share	$0.56	$0.15	$1.11	$0.59
Diluted earnings per share	$0.56	$0.15	$1.11	$0.58
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	325	369	327	294

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2019 and December 31, 2018, by contractual maturity within each type:

	At June 30, 2019				At December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,997	$55	$—	$7,052	$6,996	$—	$(104)	$6,892
	6,997	55	—	7,052	6,996	—	(104)	6,892
Residential mortgage-backed securities:
After 5 years to 10 years	10,379	102	—	10,481	11,573	—	(135)	11,438
Over 10 years	155,570	2,253	(60)	157,763	124,065	287	(1,107)	123,245
	165,949	2,355	(60)	168,244	135,638	287	(1,242)	134,683
Total	$172,946	$2,410	$(60)	$175,296	$142,634	$287	$(1,346)	$141,575
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$10,332	$—	$(16)	$10,316	$15,108	$—	$(90)	$15,018
After 1 year to 5 years	—	—	—	—	303	—	(6)	297
	10,332	—	(16)	10,316	15,411	—	(96)	15,315
State and political subdivisions:
Within 1 year	1,395	3	—	1,398	5,900	4	(6)	5,898
After 1 year to 5 years	5,732	63	—	5,795	15,459	36	(56)	15,439
After 5 years to 10 years	36,550	429	—	36,979	43,923	318	(163)	44,078
	43,677	495	—	44,172	65,282	358	(225)	65,415
Residential mortgage-backed securities:
After 1 year to 5 years	5,420	20	(5)	5,435	5,799	3	(70)	5,732
After 5 years to 10 years	43,799	52	(237)	43,614	49,904	6	(1,381)	48,529
Over 10 years	93,324	172	(730)	92,766	100,873	26	(3,398)	97,501
	142,543	244	(972)	141,815	156,576	35	(4,849)	151,762
Collateralized mortgage obligations:
After 5 years to 10 years	1,497	—	(31)	1,466	1,677	—	(78)	1,599
Over 10 years	1,200	11	—	1,211	1,305	—	(16)	1,289
	2,697	11	(31)	2,677	2,982	—	(94)	2,888
Corporate bonds:
Within 1 year	10,817	—	(33)	10,784	7,806	—	(68)	7,738
After 1 year to 5 years	29,115	320	(27)	29,408	18,508	1	(332)	18,177
After 5 years to 10 years	—	—		—	16,146	—	(392)	15,754
Over 10 years	60,000	—	(6,150)	53,850	60,000	—	(8,542)	51,458
	99,932	320	(6,210)	94,042	102,460	1	(9,334)	93,127
Total	$299,181	$1,070	$(7,229)	$293,022	$342,711	$394	$(14,598)	$328,507

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.
Securities with a carrying value of $379.0 million and $344.5 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $9.9 million and $296 thousand were pledged to secure credit derivatives and interest rate swaps at June 30, 2019 and December 31, 2018, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Securities available-for-sale:
Proceeds from sales	$15,494	$1,010
Gross realized gains on sales	29	10
Gross realized losses on sales	21	—
Tax expense related to net realized gains on sales	2	2

At June 30, 2019 and December 31, 2018, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at June 30, 2019 and December 31, 2018 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions and there is no other-than temporary impairment of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2019
Securities Held-to-Maturity
Residential mortgage-backed securities	$15,022	$(39)	$3,652	$(21)	$18,674	$(60)
Total	$15,022	$(39)	$3,652	$(21)	$18,674	$(60)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$10,316	$(16)	$10,316	$(16)
Residential mortgage-backed securities	—	—	99,801	(972)	99,801	(972)
Collateralized mortgage obligations	—	—	1,466	(31)	1,466	(31)
Corporate bonds	1,497	(4)	71,109	(6,206)	72,606	(6,210)
Total	$1,497	$(4)	$182,692	$(7,225)	$184,189	$(7,229)
At December 31, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$—	$—	$6,892	$(104)	$6,892	$(104)
Residential mortgage-backed securities	48,192	(472)	34,501	(770)	82,693	(1,242)
Total	$48,192	$(472)	$41,393	$(874)	$89,585	$(1,346)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$15,315	$(96)	$15,315	$(96)
State and political subdivisions	9,311	(61)	15,302	(164)	24,613	(225)
Residential mortgage-backed securities	7,099	(106)	141,924	(4,743)	149,023	(4,849)
Collateralized mortgage obligations	1,289	(16)	1,599	(78)	2,888	(94)
Corporate bonds	16,896	(235)	75,730	(9,099)	92,626	(9,334)
Total	$34,595	$(418)	$249,870	$(14,180)	$284,465	$(14,598)

At June 30, 2019, gross unrealized losses for securities available-for-sale in an unrealized loss position for twelve months or longer, totaled $7.2 million. Three federal agency bonds, sixteen investment grade corporate bonds, ninety federal agency residential mortgage securities and one collateralized mortgage obligation bonds had respective unrealized loss positions of $16 thousand, $6.2 million, $1.0 million and $31 thousand, respectively. The fair value of these 110 securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2019 or 2018.

The Corporation recognized a $20 thousand net gain and $33 thousand net gain on equity securities during the six months ended June 30, 2019 and 2018, respectively, in other noninterest income. There were no sales of equity securities during the six months ended June 30, 2019 or June 30, 2018.
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At June 30, 2019
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$921,182	$15,967	$937,149
Real estate-commercial	1,650,052	212,095	1,862,147
Real estate-construction	230,459	—	230,459
Real estate-residential secured for business purpose	314,629	51,011	365,640
Real estate-residential secured for personal purpose	373,792	46,017	419,809
Real estate-home equity secured for personal purpose	170,482	7,446	177,928
Loans to individuals	32,345	140	32,485
Lease financings	142,287	—	142,287
Total loans and leases held for investment, net of deferred income	$3,835,228	$332,676	$4,167,904
Imputed interest on lease financings, included in the above table	$(15,415)	$—	$(15,415)
Net deferred costs, included in the above table	4,701	—	4,701
Overdraft deposits included in the above table	127	—	127

	At December 31, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$913,166	$24,519	$937,685
Real estate-commercial	1,507,579	233,625	1,741,204
Real estate-construction	215,513	—	215,513
Real estate-residential secured for business purpose	302,393	60,403	362,796
Real estate-residential secured for personal purpose	338,451	49,959	388,410
Real estate-home equity secured for personal purpose	177,523	8,728	186,251
Loans to individuals	32,617	142	32,759
Lease financings	141,956	—	141,956
Total loans and leases held for investment, net of deferred income	$3,629,198	$377,376	$4,006,574
Imputed interest on lease financings, included in the above table	$(15,118)	$—	$(15,118)
Net deferred costs, included in the above table	3,930	—	3,930
Overdraft deposits included in the above table	139	—	139

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at June 30, 2019 totaled $332.7 million, including $289.2 million of loans from the Fox Chase acquisition and $43.5 million from the Valley Green Bank acquisition. At June 30, 2019, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $569 thousand representing $61 thousand from the Fox Chase acquisition and $508 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.

The outstanding principal balance and carrying amount for acquired credit impaired loans at June 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
Outstanding principal balance	$677	$893
Carrying amount	569	695
Reserve for loan losses	—	—
The following table presents the changes in accretable yield on acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Beginning of period	$—	$11
Reclassification from nonaccretable discount	215	375
Accretable yield amortized to interest income	(215)	(386)
End of period	$—	$—

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current, acquired credit impaired loans and nonaccrual loans and leases at June 30, 2019 and December 31, 2018:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Acquired Credit Impaired	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2019
Commercial, financial and agricultural	$527	$274	$—	$801	$934,198	$934,999	$—	$2,150	$937,149
Real estate—commercial real estate and construction:
Commercial real estate	2,057	6,190	516	8,763	1,835,439	1,844,202	206	17,739	1,862,147
Construction	500	1,158	230	1,888	228,465	230,353	—	106	230,459
Real estate—residential and home equity:
Residential secured for business purpose	919	2,284	434	3,637	360,105	363,742	302	1,596	365,640
Residential secured for personal purpose	1,529	258	—	1,787	415,794	417,581	61	2,167	419,809
Home equity secured for personal purpose	206	—	—	206	176,433	176,639	—	1,289	177,928
Loans to individuals	101	47	129	277	32,208	32,485	—	—	32,485
Lease financings	620	195	70	885	141,302	142,187	—	100	142,287
Total	$6,459	$10,406	$1,379	$18,244	$4,123,944	$4,142,188	$569	$25,147	$4,167,904
At December 31, 2018
Commercial, financial and agricultural	$1,043	$122	$—	$1,165	$933,155	$934,320	$—	$3,365	$937,685
Real estate—commercial real estate and construction:
Commercial real estate	4,995	1,538	—	6,533	1,716,251	1,722,784	206	18,214	1,741,204
Construction	2,163	—	—	2,163	213,244	215,407	—	106	215,513
Real estate—residential and home equity:
Residential secured for business purpose	2,497	728	—	3,225	357,827	361,052	426	1,318	362,796
Residential secured for personal purpose	2,334	—	—	2,334	384,426	386,760	63	1,587	388,410
Home equity secured for personal purpose	305	96	—	401	184,402	184,803	—	1,448	186,251
Loans to individuals	207	29	55	291	32,468	32,759	—	—	32,759
Lease financings	2,460	411	137	3,008	138,778	141,786	—	170	141,956
Total	$16,004	$2,924	$192	$19,120	$3,960,551	$3,979,671	$695	$26,208	$4,006,574

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2019 and December 31, 2018. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At June 30, 2019				At December 31, 2018
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$2,150	$—	$—	$2,150	$3,365	$382	$—	$3,747
Real estate—commercial real estate and construction:
Commercial real estate	17,739	—	516	18,255	18,214	—	—	18,214
Construction	106	—	230	336	106	—	—	106
Real estate—residential and home equity:
Residential secured for business purpose	1,596	—	434	2,030	1,318	160	—	1,478
Residential secured for personal purpose	2,167	—	—	2,167	1,587	—	—	1,587
Home equity secured for personal purpose	1,289	55	—	1,344	1,448	—	—	1,448
Loans to individuals	—	—	129	129	—	—	55	55
Lease financings	100	—	70	170	170	—	137	307
Total	$25,147	$55	$1,379	$26,581	$26,208	$542	$192	$26,942
 * Includes nonaccrual troubled debt restructured loans of $2.6 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2019 and December 31, 2018.
The Corporation employs a risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose. The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating. Loans with a relationship balance of less than $1 million are reviewed on a performance basis, with the primary monitored metrics being delinquency (60 days or more past due). Loans with relationships greater than $1 million are reviewed at least annually.  Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly, or more frequently based on management’s discretion.

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

3.	Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt

4.	Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2019
Grade:
1. Pass	$874,098	$1,622,980	$228,421	$309,658	$3,035,157
2. Special Mention	27,036	17,773	1,932	1,705	48,446
3. Substandard	20,048	9,299	106	3,266	32,719
4. Doubtful	—	—	—	—	—
Total	$921,182	$1,650,052	$230,459	$314,629	$3,116,322
At December 31, 2018
Grade:
1. Pass	$882,736	$1,455,234	$215,407	$298,356	$2,851,733
2. Special Mention	23,287	31,791	—	721	55,799
3. Substandard	7,143	20,554	106	3,316	31,119
4. Doubtful	—	—	—	—	—
Total	$913,166	$1,507,579	$215,513	$302,393	$2,938,651
The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2019
Grade:
1. Pass	$15,967	$199,560	$—	$50,446	$265,973
2. Special Mention	—	—	—	—	—
3. Substandard	—	12,535	—	565	13,100
4. Doubtful	—	—	—	—	—
Total	$15,967	$212,095	$—	$51,011	$279,073
December 31, 2018
Grade:
1. Pass	$24,450	$220,911	$—	$59,567	$304,928
2. Special Mention	—	—	—	—	—
3. Substandard	69	12,714	—	836	13,619
4. Doubtful	—	—	—	—	—
Total	$24,519	$233,625	$—	$60,403	$318,547

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

The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At June 30, 2019
Performing	$372,578	$170,172	$32,216	$142,117	$717,083
Nonperforming	1,214	310	129	170	1,823
Total	$373,792	$170,482	$32,345	$142,287	$718,906
At December 31, 2018
Performing	$337,762	$177,139	$32,562	$141,649	$689,112
Nonperforming	689	384	55	307	1,435
Total	$338,451	$177,523	$32,617	$141,956	$690,547

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At June 30, 2019
Performing	$45,064	$6,412	$140	$—	$51,616
Nonperforming	953	1,034	—	—	1,987
Total	$46,017	$7,446	$140	$—	$53,603
At December 31, 2018
Performing	$49,061	$7,664	$142	$—	$56,867
Nonperforming	898	1,064	—	—	1,962
Total	$49,959	$8,728	$142	$—	$58,829

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the three and six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended June 30, 2019
Reserve for loan and lease losses:
Beginning balance	$8,950	$14,981	$2,302	$3,379	$469	$1,275	$246	$31,602
Charge-offs	(1,018)	(33)	—	(4)	(51)	(110)	N/A	(1,216)
Recoveries	19	—	6	7	16	90	N/A	138
Provision (recovery of provision)	1,178	530	170	136	47	(14)	29	2,076
Ending balance	$9,129	$15,478	$2,478	$3,518	$481	$1,241	$275	$32,600
Three Months Ended June 30, 2018
Reserve for loan and lease losses:
Beginning balance	$6,942	$11,178	$1,871	$1,908	$372	$1,079	$60	$23,410
Charge-offs	(13,048)	—	—	—	(79)	(169)	N/A	(13,296)
Recoveries	23	—	7	8	16	75	N/A	129
Provision (recovery of provision)	13,341	1,149	126	578	138	86	(9)	15,409
Ending balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
Six Months Ended June 30, 2019
Reserve for loan and lease losses:
Beginning balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364
Charge-offs	(1,486)	(74)	—	(15)	(136)	(214)	N/A	(1,925)
Recoveries	101	91	10	12	38	148	N/A	400
Provision	2,531	1,558	232	321	95	19	4	4,760
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$9,129	$15,478	$2,478	$3,518	$481	$1,241	$275	$32,600
Six Months Ended June 30, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(13,649)	(40)	—	—	(171)	(305)	N/A	(14,165)
Recoveries	249	73	258	65	46	109	N/A	800
Provision (recovery of provision)	13,916	2,455	85	674	199	135	(3)	17,461
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
N/A – Not applicable
Charge-offs for the three and six months ended June 30, 2018 included a charge-off of $12.7 million for a commercial loan relationship related to fraudulent activities perpetrated by employees of a borrower. The Bank owned a participating interest which originally totaled $13.0 million in an approximately $80.0 million commercial lending facility. The charge-off represented the entire principal amount owed to the Bank.

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at June 30, 2019 and 2018:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At June 30, 2019
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$99	$1,840	$165	$335	$—	$—	N/A	$2,439
Ending balance: collectively evaluated for impairment	9,030	13,630	2,313	3,183	481	1,241	275	30,153
Ending balance: acquired non-credit impaired loans evaluated for impairment	—	8	—	—	—	—	—	8
Total ending balance	$9,129	$15,478	$2,478	$3,518	$481	$1,241	$275	$32,600
Loans and leases held for investment:
Ending balance: individually evaluated for impairment (1)	$2,150	$17,845	$1,596	$3,511	$—	$—		$25,102
Ending balance: collectively evaluated for impairment	919,032	1,873,296	313,291	542,751	32,345	142,287		3,823,002
Loans measured at fair value	—	1,725	—	—	—	—		1,725
Acquired non-impaired loans	15,967	199,534	50,451	51,414	140	—		317,506
Acquired credit impaired loans	—	206	302	61	—	—		569
Total ending balance	$937,149	$2,092,606	$365,640	$597,737	$32,485	$142,287		$4,167,904
At June 30, 2018
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$646	$866	$12	$—	$—	$—	N/A	$1,524
Ending balance: collectively evaluated for impairment	6,612	11,420	1,951	2,494	447	1,071	51	24,046
Ending balance: acquired non-credit impaired loans evaluated for impairment	—	41	41	—	—	—	—	82
Total ending balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
Loans and leases held for investment:
Ending balance: individually evaluated for impairment (1)	$6,238	$21,004	$2,132	$3,306	$—	$1,250		$33,930
Ending balance: collectively evaluated for impairment	875,390	1,569,475	265,283	470,994	31,048	131,872		3,344,062
Loans measured at fair value	—	1,847	—	—	—	—		1,847
Acquired non-impaired loans	44,265	259,998	70,837	62,318	143	—		437,561
Acquired credit impaired loans	267	206	460	65	—	—		998
Total ending balance	$926,160	$1,852,530	$338,712	$536,683	$31,191	$133,122		$3,818,398
(1) Includes $14.6 million and $17.9 million of acquired loans which were individually evaluated for impairment at June 30, 2019 and 2018, respectively.
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
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at June 30, 2019 and December 31, 2018. The impaired loans exclude acquired credit impaired loans.

	At June 30, 2019			At December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$1,980	$2,590		$2,776	$3,361
Real estate—commercial real estate	5,158	6,163		6,578	7,516
Real estate—construction	106	111		106	111
Real estate—residential secured for business purpose	829	1,006		1,478	1,660
Real estate—residential secured for personal purpose	1,443	1,516		863	911
Real estate—home equity secured for personal purpose	1,269	1,329		1,373	1,404
Total impaired loans with no related reserve recorded	$10,785	$12,715		$13,174	$14,963
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$170	$170	$99	$971	$1,024	$413
Real estate—commercial real estate	12,581	13,336	1,840	11,637	12,162	675
Real estate—residential secured for business purpose	767	769	165	—	—	—
Real estate—residential secured for personal purpose	724	724	260	724	724	252
Real estate—home equity secured for personal purpose	75	75	75	75	75	75
Total impaired loans with a reserve recorded	$14,317	$15,074	$2,439	$13,407	$13,985	$1,415

Total impaired loans:
Commercial, financial and agricultural	$2,150	$2,760	$99	$3,747	$4,385	$413
Real estate—commercial real estate	17,739	19,499	1,840	18,215	19,678	675
Real estate—construction	106	111	—	106	111	—
Real estate—residential secured for business purpose	1,596	1,775	165	1,478	1,660	—
Real estate—residential secured for personal purpose	2,167	2,240	260	1,587	1,635	252
Real estate—home equity secured for personal purpose	1,344	1,404	75	1,448	1,479	75
Total impaired loans	$25,102	$27,789	$2,439	$26,581	$28,948	$1,415

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$2,509	$12	$49	$6,394	$32	$134
Real estate—commercial real estate	18,058	—	242	22,914	18	265
Real estate—construction	106	—	2	56	—	3
Real estate—residential secured for business purpose	1,557	—	36	1,966	5	23
Real estate—residential secured for personal purpose	1,937	—	29	889	2	33
Real estate—home equity secured for personal purpose	1,358	1	20	1,033	—	31
Total	$25,525	$13	$378	$33,252	$57	$489

*
Includes interest income recognized on a cash basis for nonaccrual loans of $12 thousand and $2 thousand for the three months ended June 30, 2019 and 2018, respectively, and interest income recognized on the accrual method for accruing impaired loans of $1 thousand and $55 thousand for the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$3,066	$17	$103	$7,090	$72	$211
Real estate—commercial real estate	18,122	3	496	20,105	190	552
Real estate—construction	106	—	3	137	—	5
Real estate—residential secured for business purpose	1,443	—	56	2,107	10	47
Real estate—residential secured for personal purpose	1,792	—	54	720	3	44
Real estate—home equity secured for personal purpose	1,384	1	43	819	—	39
Total	$25,913	$21	$755	$30,978	$275	$898

*
Includes interest income recognized on a cash basis for nonaccrual loans of $15 thousand and $8 thousand for the six months ended June 30, 2019 and 2018, respectively, and interest income recognized on the accrual method for accruing impaired loans of $6 thousand and $267 thousand for the six months ended June 30, 2019 and 2018, respectively.

Impaired Leases
The Corporation had no impaired leases at June 30, 2019 or December 31, 2018.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55	$55	$—	—	$—	$—	$—
Total	1	$55	$55	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	$—	$—	1	$66	$66	$—
Total	—	$—	$—	$—	1	$66	$66	$—

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55	$55	$—	—	$—	$—	$—
Total	1	$55	$55	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural*	2	$956	$956	$—	—	$—	$—	$—
Real estate—commercial real estate*	1	1,313	1,313	—	—	—	—	—
Real estate—residential secured for personal purpose	—	—	—	—	1	66	66	—
Total	3	$2,269	$2,269	$—	1	$66	$66	$—

* The three nonaccrual troubled debt restructured loans during the six months ended June 30, 2019 in the above table were modified via the execution of a forbearance agreement. These loans relate to one borrower and were on nonaccrual status at the time of modification.

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2019 and 2018.

	Amortization Period Extension
(Dollars in thousands)	No. of Loans	Amount
Three Months Ended June 30, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55
Total	1	$55
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—
Three Months Ended June 30, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	1	$66
Total	1	$66
Six Months Ended June 30, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55
Total	1	$55
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$956
Real estate—commercial real estate	1	1,313
Total	3	$2,269
Six Months Ended June 30, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	1	$66
Total	1	$66

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	1	$953
Total	—	$—	—	$—	—	$—	1	$953
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
Real estate-residential secured for personal purpose	$714	$563
Real estate-home equity secured for personal purpose	1,134	1,134
Total	$1,848	$1,697

The Corporation held no foreclosed residential real estate property at June 30, 2019 and December 31, 2018.

Lease Financings

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", and subsequent related updates, to revise the accounting for leases. The Corporation adopted this guidance effective January 1, 2019 on a modified retrospective basis at January 1, 2019. Additionally, the Corporation early adopted (ASU) No. 2019-01, "Codification Improvements", as of January 1, 2019, which serves as an update to (ASU) No. 2016-02, and is effective for the first interim period within annual periods beginning after December 15, 2019, or January 1, 2020, for the Corporation. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in the following section.
The Corporation, through Univest Capital, Inc., an equipment financing business and a subsidiary of the Bank, provides lease financing to customers primarily in the form of sales-type leases with fixed payment terms and $1.00 dollar buyout clauses. A minor number of contracts are classified as either direct financing leases or operating leases. The fair value of the identified assets within sales-type and direct financing leases are equal to the carrying amount such that there is no profit or loss recorded or deferred upon lease commencement. All receivables related to the equipment financing business are recorded within lease financings as of June 30, 2019.
The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review and monitoring procedures in place to mitigate this risk. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk by primarily using $1.00 buyout leases, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease term for the majority of its lease portfolio.
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
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
2019 (excluding the six months ended June 30, 2019)	$29,479	$55,201
2020	49,897	43,355
2021	36,433	29,678
2022	23,877	17,687
2023	11,722	6,674
Thereafter	3,478	1,975
Total future minimum lease payments receivable	154,886	154,570
Plus: Unguaranteed residual	823	600
Plus: Initial direct costs	1,993	1,904
Less: Imputed interest	(15,415)	(15,118)
Lease financings	$142,287	$141,956

Included within the "2019 (excluding the six months ended June 30, 2019)" line item above as of June 30, 2019 and December 31, 2018 are $20 thousand and $0 thousand, respectively, of receivables related to an operating lease contract.
For the six months ended June 30, 2019 and 2018, the Corporation recognized $4.0 million and $3.7 million, respectively, of interest income on lease financings within total interest and fees on loans and leases on the condensed consolidated statements of income. The Corporation did not record any profit or loss upon the commencement date of its leases or any lease income related to variable lease payments.
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
Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2019 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2018	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2019	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2019			At December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$—	$—	$—	$710	$710	$—
Core deposit intangibles	6,788	3,609	3,179	6,788	3,143	3,645
Customer related intangibles	8,819	7,602	1,217	12,381	10,804	1,577
Servicing rights	17,960	11,361	6,599	17,314	10,546	6,768
Total amortized intangible assets	$33,567	$22,572	$10,995	$37,193	$25,203	$11,990

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2019 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$739
2020		1,200
2021		923
2022		666
2023		409
Thereafter		459
The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $8.8 million at June 30, 2019 and $11.5 million at December 31, 2018. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at June 30, 2019 and December 31, 2018. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $135 thousand and $42 thousand at June 30, 2019 and December 31, 2018, respectively.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning of period	$6,725	$6,605	$6,768	$6,573
Servicing rights capitalized	321	350	587	687
Amortization of servicing rights	(426)	(305)	(735)	(610)
Changes in valuation allowance	(21)	—	(21)	—
End of period	$6,599	$6,650	$6,599	$6,650
Residential mortgage and SBA loans serviced for others	$1,042,438	$1,019,233	$1,042,438	$1,019,233

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Valuation allowance, beginning of period	$—	$—	$—	$—
Additions	(21)	—	(21)	—
Valuation allowance, end of period	$(21)	$—	$(21)	$—

The estimated amortization expense of servicing rights for the remainder of 2019 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$1,174
2020		993
2021		822
2022		678
2023		535
Thereafter		2,397

Note 6. Deposits
Deposits and their respective weighted average interest rate at June 30, 2019 and December 31, 2018 consist of the following:

	At June 30, 2019		At December 31, 2018
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,166,301	—%	$1,055,919
Demand deposits	1.20	1,424,288	1.01	1,377,171
Savings deposits	0.48	822,084	0.33	782,766
Time deposits	2.02	709,437	1.76	670,077
Total	0.86%	$4,122,110	0.73%	$3,885,933

The aggregate amount of time deposits in denominations of $100 thousand or more was $339.3 million at June 30, 2019 and $283.4 million at December 31, 2018. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $177.2 million at June 30, 2019 and $129.5 million at December 31, 2018.

At June 30, 2019, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$280,027
2020		215,587
2021		79,504
2022		40,832
2023		72,125
Thereafter		21,362
Total		$709,437

Note 7. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$—	—%	$108,300	2.62%
Federal funds purchased	20,000	2.43	60,000	2.60
Customer repurchase agreements	19,350	0.05	21,468	0.05

Long-term debt:
FHLB advances	$150,000	1.99%	$125,000	1.92%
Security repurchase agreements	20,195	2.82	20,330	2.71

Subordinated notes	$94,696	5.33%	$94,574	5.33%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.7 billion. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At June 30, 2019 and December 31, 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $408.3 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks that totaled $504.0 million and $367.0 million at June 30, 2019 and December 31, 2018, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $104.6 million and $69.5 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2019	Weighted Average Rate
Remainder of 2019	$10,000	1.35%
2020	40,000	1.70
2021	80,000	2.07
2022	10,000	2.09
2023	10,000	3.02
Thereafter	—	—
Total	$150,000	1.99%

Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of June 30, 2019	Weighted Average Rate
Remainder of 2019	$10,038	2.83%
2020	10,157	2.81
2021	—	—
2022	—	—
2023	—	—
Thereafter	—	—
Total	$20,195	2.82%

Long-term debt under security repurchase agreements totaling $20.2 million are variable based on the one-month LIBOR rate plus a spread.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended June 30,
	2019	2018	2019	2018
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$110	$140	$16	$22
Interest cost	476	439	24	23
Expected return on plan assets	(770)	(795)	—	—
Amortization of net actuarial loss	294	281	—	1
Accretion of prior service cost	(46)	(71)	—	—
Net periodic benefit cost (income)	$64	$(6)	$40	$46

	Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$219	$280	$33	$44
Interest cost	952	880	47	46
Expected return on plan assets	(1,541)	(1,591)	—	—
Amortization of net actuarial loss	588	561	—	2
Accretion of prior service cost	(91)	(142)	—	—
Net periodic benefit cost (income)	$127	$(12)	$80	$92

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to make contributions of $157 thousand to its non-qualified retirement plans and $89 thousand to its other postretirement benefit plans in 2019. During the six months ended June 30, 2019, the Corporation contributed $80 thousand to its non-qualified retirement plans and $52 thousand to its other postretirement plans. During the six months ended June 30, 2019, $1.3 million was paid to participants from the retirement plans and $52 thousand was paid to participants from the other postretirement plans.
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
The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2019:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2019
Outstanding at December 31, 2018	597,405	$23.98
Expired	(9,756)	23.61
Forfeited	(8,000)	26.06
Exercised	(39,500)	17.48
Outstanding at June 30, 2019	540,149	24.44	7.0	$1,658
Exercisable at June 30, 2019	373,220	22.72	6.4	1,644

The following is a summary of nonvested stock options at June 30, 2019 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2018	344,230	$6.48
Vested	(169,301)	6.44
Forfeited	(8,000)	6.43
Nonvested stock options at June 30, 2019	166,929	6.52

The following aggregated assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2018. The Corporation did not issue stock options during the six months ended June 30, 2019.

Six Months Ended June 30, 2018
Expected option life in years	6.6
Risk free interest rate	2.80%
Expected dividend yield	2.81%
Expected volatility	27.15%
Fair value of options	$6.46

The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at June 30, 2019 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards at December 31, 2018	157,579	$25.33
Granted	113,729	25.66
Vested	(32,965)	21.86
Cancelled	(17,349)	19.68
Nonvested stock awards and units at June 30, 2019	220,994	26.46

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

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at June 30, 2019 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$793	1.4
Restricted stock awards and units	3,631	2.3
	$4,424	2.1

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Stock-based compensation expense:
Stock options	$378	$515
Restricted stock awards and units	878	1,204
Employee stock purchase plan	36	34
Total	$1,292	$1,753
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$284	$413

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	83	—	83
Other comprehensive income (loss)	6,356	(364)	392	6,384
Balance, June 30, 2019	$(4,865)	$(200)	$(16,884)	$(21,949)

Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(6,525)	310	333	(5,882)
Balance, June 30, 2018	$(11,987)	$321	$(16,341)	$(28,007)

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
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2019, approximately $21 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2019. At June 30, 2019, the notional amount of the interest rate swap was $16.7 million, with a negative fair value of $254 thousand.
The Corporation has an interest rate swap classified as a fair value hedge with a current notional amount of $1.3 million to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Corporation pays a fixed rate of 5.83% and receives a floating rate based on the one-month LIBOR plus 350 basis points. The swap matures in October 2021. Effective January 1, 2019, the entire change in the fair values of the interest rate swap and the hedged loan included in the assessment of hedge effectiveness is recorded in interest income in the consolidated statements of income. Prior to January 1, 2019, the difference between changes in the fair values of the interest rate swap agreement and the hedged loan represented hedge ineffectiveness and was recorded in other noninterest income in the consolidated statements of income.
The Corporation has an interest rate swap with a current notional amount of $361 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At June 30, 2019, the Corporation has twenty-eight variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $186.7 million and remaining maturities ranging from less than one year to 10 years. At June 30, 2019, the fair value of the swaps to the customers was a net liability of $8.2 million and $119.7 million of notional amount of the swaps were in paying positions while $67.0 million were in receiving positions to the third-party financial institution. At June 30, 2019, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $160 thousand.
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

Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2019 and December 31, 2018. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2019
Interest rate swap - cash flow hedge	$16,685		$—	Other liabilities	$254
Interest rate swap - fair value hedge	1,324		—	Other liabilities	20
Total	$18,009		$—		$274
At December 31, 2018
Interest rate swap - cash flow hedge	$17,076	Other assets	$185		$—
Interest rate swap - fair value hedge	1,346	Other assets	4		—
Total	$18,422		$189		$—

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2019 and December 31, 2018:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2019
Interest rate swap	$361		$—	Other liabilities	$19
Credit derivatives	186,688		—	Other liabilities	160
Interest rate locks with customers	38,175	Other assets	798		—
Forward loan sale commitments	39,657		—	Other liabilities	197
Total	$264,881		$798		$376
At December 31, 2018
Interest rate swap	$418		$—	Other liabilities	$20
Credit derivatives	122,410		—	Other liabilities	72
Interest rate locks with customers	21,494	Other assets	490		—
Forward loan sale commitments	23,227		—	Other liabilities	150
Total	$167,549		$490		$242

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2019	2018	2019	2018
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$(14)	$6	$(30)	$26
Interest rate swap—fair value hedge—effectiveness	Interest income	—	—	1	—
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	—	2	—	2
Total net gain (loss)		$14	$(4)	$31	$(24)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2019	2018	2019	2018
Credit derivatives	Other noninterest income	$318	$34	$582	$38
Interest rate locks with customers	Net gain on mortgage banking activities	343	237	308	105
Forward loan sale commitments	Net loss on mortgage banking activities	(76)	(104)	(47)	(153)
Total net gain (loss)		$585	$167	$843	$(10)

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2019	At December 31, 2018
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(201)	$80
Total		$(201)	$80

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2019.
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
Two commercial loans associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $45 thousand at June 30, 2019.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, classified using the fair value hierarchy:

	At June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$10,316	$—	$10,316
State and political subdivisions	—	44,172	—	44,172
Residential mortgage-backed securities	—	141,815	—	141,815
Collateralized mortgage obligations	—	2,677	—	2,677
Corporate bonds	—	67,117	26,925	94,042
Total available-for-sale securities	—	266,097	26,925	293,022
Equity securities:
Equity securities - financial services industry	943	—	—	943
Money market mutual funds	1,922	—	—	1,922
Total equity securities	2,865	—	—	2,865
Loans*	—	—	1,725	1,725
Interest rate locks with customers*	—	798	—	798
Total assets	$2,865	$266,895	$28,650	$298,410
Liabilities:
Contingent consideration liability	$—	$—	$211	$211
Interest rate swaps*	—	293	—	293
Credit derivatives*	—	—	160	160
Forward loan sale commitments*	—	197	—	197
Total liabilities	$—	$490	$371	$861

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$15,315	$—	$15,315
State and political subdivisions	—	65,415	—	65,415
Residential mortgage-backed securities	—	151,762	—	151,762
Collateralized mortgage obligations	—	2,888	—	2,888
Corporate bonds	—	67,398	25,729	93,127
Total available-for-sale securities	—	302,778	25,729	328,507
Equity securities:
Equity securities - financial services industry	924	—	—	924
Money market mutual funds	1,241	—	—	1,241
Total equity securities	2,165	—	—	2,165
Loans*	—	—	1,779	1,779
Interest rate swap*	—	189	—	189
Interest rate locks with customers*	—	490	—	490
Total assets	$2,165	$303,457	$27,508	$333,130
Liabilities:
Contingent consideration liability	$—	$—	$259	$259
Interest rate swaps*	—	20	—	20
Credit derivatives*	—	—	72	72
Forward loan sale commitments*	—	150	—	150
Total liabilities	$—	$170	$331	$501

* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Purchases/additions	Sales	Payments received	Premium amortization, net	Increase (decrease) in value	Balance at June 30, 2019
Corporate bonds	$25,729	$—	$—	$—	$—	$1,196	$26,925
Loans	1,779	—	—	(78)	—	24	1,725
Credit derivatives	(72)	(670)	—	—	—	582	(160)
Net total	$27,436	$(670)	$—	$(78)	$—	$1,802	$28,490

	Six Months Ended June 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at June 30, 2018
Corporate bonds	$27,986	$—	$—	$—	$—	$(1,600)	$26,386
Loans	1,958	—	—	(73)	—	(38)	1,847
Credit derivatives	(36)	(40)	—	—	—	39	(37)
Net total	$29,908	$(40)	$—	$(73)	$—	$(1,599)	$28,196

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2019
Girard Partners	$259	$—	$65	$17	$211
Total contingent consideration liability	$259	$—	$65	$17	$211

	Six Months Ended June 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2018
Girard Partners	$339	$—	$67	$28	$300
Total contingent consideration liability	$339	$—	$67	$28	$300

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018:

	At June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$22,663	$22,663
Other real estate owned	—	—	540	540
Total	$—	$—	$23,203	$23,203

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$25,166	$25,166
Other real estate owned	—	—	1,187	1,187
Total	$—	$—	$26,353	$26,353

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2019 and December 31, 2018. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$84,567	$—	$—	$84,567	$84,567
Held-to-maturity securities	—	175,296	—	175,296	172,946
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	32,755
Loans held for sale	—	1,531	—	1,531	1,498
Net loans and leases held for investment	—	—	4,121,087	4,121,087	4,110,916
Servicing rights	—	—	8,911	8,911	6,599
Total assets	$84,567	$176,827	$4,129,998	$4,391,392	$4,409,281
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,412,673	$—	$—	$3,412,673	$3,412,673
Time deposits	—	712,030	—	712,030	709,437
Total deposits	3,412,673	712,030	—	4,124,703	4,122,110
Short-term borrowings	—	39,350	—	39,350	39,350
Long-term debt	—	171,177	—	171,177	170,195
Subordinated notes	—	96,572	—	96,572	94,696
Total liabilities	$3,412,673	$1,019,129	$—	$4,431,802	$4,426,351
Off-Balance-Sheet:
Commitments to extend credit	$—	$(8,066)	$—	$(8,066)	$—

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$109,420	$—	$—	$109,420	$109,420
Held-to-maturity securities	—	141,575	—	141,575	142,634
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,337
Loans held for sale	—	1,798	—	1,798	1,754
Net loans and leases held for investment	—	—	3,924,329	3,924,329	3,950,265
Servicing rights	—	—	11,496	11,496	6,768
Total assets	$109,420	$143,373	$3,935,825	$4,188,618	$4,239,178
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,215,856	$—	$—	$3,215,856	$3,215,856
Time deposits	—	664,738	—	664,738	670,077
Total deposits	3,215,856	664,738	—	3,880,594	3,885,933
Short-term borrowings	—	189,768	—	189,768	189,768
Long-term debt	—	144,021	—	144,021	145,330
Subordinated notes	—	95,113	—	95,113	94,574
Total liabilities	$3,215,856	$1,093,640	$—	$4,309,496	$4,315,605
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,516)	$—	$(2,516)	$—

The following valuation methods and assumptions were used by the Corporation in estimating the fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed:
Cash and short-term interest-earning assets: The carrying amounts reported in the balance sheet for cash and due from banks, interest-earning deposits with other banks and other short-term investments is their stated value. Cash and short-term interest-earning assets are classified within Level 1 in the fair value hierarchy.
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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at June 30, 2019 and December 31, 2018.
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
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2019, impaired loans held for investment had a carrying amount of $25.1 million with a valuation allowance of $2.4 million. At December 31, 2018, impaired loans held for investment had a carrying amount of $26.6 million with a valuation allowance of $1.4 million. The Corporation had no impaired leases at June 30, 2019 and December 31, 2018.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on SBA loans. At June 30, 2019, servicing rights had a carrying amount of $6.6 million with a valuation allowance of $21 thousand. At December 31, 2018, servicing rights carrying amount of $6.7 million with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2019, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During the six months ended June 30, 2019, one property was sold with total proceeds of $599 thousand. At June 30, 2019 and December 31, 2018, OREO had a carrying amount of $540 thousand and $1.2 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 13. Segment Reporting
At June 30, 2019, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2019	At December 31, 2018	At June 30, 2018
Banking	$5,059,733	$4,895,732	$4,656,201
Wealth Management	42,024	39,090	37,227
Insurance	32,256	30,117	29,295
Other	20,285	19,408	26,458
Consolidated assets	$5,154,298	$4,984,347	$4,749,181

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$54,041	$11	$—	$8	$54,060
Interest expense	10,164	—	—	1,261	11,425
Net interest income	43,877	11	—	(1,253)	42,635
Provision for loan and lease losses	2,076	—	—	—	2,076
Noninterest income	6,014	6,155	4,145	42	16,356
Intangible expenses	233	105	79	—	417
Other noninterest expense	28,098	3,788	3,072	1,403	36,361
Intersegment (revenue) expense*	(295)	161	134	—	—
Income (expense) before income taxes	19,779	2,112	860	(2,614)	20,137
Income tax expense (benefit)	3,660	409	70	(470)	3,669
Net income (loss)	$16,119	$1,703	$790	$(2,144)	$16,468
Capital expenditures	$371	$35	$39	$137	$582

	Three Months Ended
	June 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$46,444	$8	$—	$8	$46,460
Interest expense	6,209	—	—	1,261	7,470
Net interest income	40,235	8	—	(1,253)	38,990
Provision for loan and lease losses	15,409	—	—	—	15,409
Noninterest income	5,461	5,862	3,904	87	15,314
Intangible expenses	329	137	128	—	594
Other noninterest expense	26,723	3,628	3,093	309	33,753
Intersegment (revenue) expense*	(295)	156	139	—	—
Income (expense) before income taxes	3,530	1,949	544	(1,475)	4,548
Income tax (benefit) expense	(162)	597	163	(407)	191
Net income (loss)	$3,692	$1,352	$381	$(1,068)	$4,357
Capital expenditures	$820	$40	$2	$10	$872

	Six Months Ended
	June 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$106,387	$21	$—	$16	$106,424
Interest expense	19,744	—	—	2,522	22,266
Net interest income	86,643	21	—	(2,506)	84,158
Provision for loan and lease losses	4,761	—	—	—	4,761
Noninterest income	10,985	11,875	9,498	295	32,653
Intangible expenses	466	210	167	—	843
Other noninterest expense	55,877	7,582	6,198	1,835	71,492
Intersegment (revenue) expense*	(594)	327	267	—	—
Income (expense) before income taxes	37,118	3,777	2,866	(4,046)	39,715
Income tax expense (benefit)	6,780	723	263	(598)	7,168
Net income (loss)	$30,338	$3,054	$2,603	$(3,448)	$32,547
Capital expenditures	$1,136	$74	$64	$158	$1,432

	Six Months Ended
	June 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$89,966	$13	$—	$15	$89,994
Interest expense	11,210	—	—	2,522	13,732
Net interest income	78,756	13	—	(2,507)	76,262
Provision for loan and lease losses	17,462	—	—	—	17,462
Noninterest income	10,250	11,602	8,990	54	30,896
Intangible expenses	658	279	269	—	1,206
Restructuring charges	571	—	—	—	571
Other noninterest expense	54,384	7,286	6,338	(313)	67,695
Intersegment (revenue) expense*	(586)	309	277	—	—
Income (expense) before income taxes	16,517	3,741	2,106	(2,140)	20,224
Income tax expense (benefit)	1,836	1,142	619	(580)	3,017
Net income (loss)	$14,681	$2,599	$1,487	$(1,560)	$17,207
Capital expenditures	$1,790	$89	$9	$65	$1,953
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 14. Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", and subsequent related updates, to revise the accounting for leases. The Corporation adopted this guidance effective January 1, 2019, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at January 1, 2019. Additionally, the Corporation early adopted (ASU) No. 2019-01, "Codification Improvements", as of January 1, 2019, which serves as an update to (ASU) No. 2016-02, and is effective for the first interim period within annual periods beginning after December 15, 2019, or January 1, 2020, for the Corporation. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet commencing at January 1, 2019. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation’s incremental borrowing rate, over the lease term at the commencement date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the majority of the Corporation’s leases are related to properties of the Bank. The Corporation continues to separately account for lease and non-lease components (such as property taxes, insurance, and maintenance costs) as historically reported. Rent expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At June 30, 2019, the Corporation's leases have remaining terms of 1 to 24 years. The Corporation does not currently have any leases with an initial term of 12 months or less, including reasonably certain renewal terms; any such future leases will be recorded on the balance sheet.

Information with respect to operating leases for the under FASB ASC 842 "Leases" follows:

(Dollars in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease cost	$947	$1,894
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases		1,739

	At June 30, 2019
Weighted-average remaining lease term in years	15.2
Weighted-average discount rate	4.24%

At June 30, 2019, maturities of lease liabilities under FASB ASC 842 "Leases" are as follows:

Maturity of Lease Liabilities	(Dollars in thousands)	Amount
Remainder of 2019		$1,797
2020		3,633
2021		3,689
2022		3,662
2023		3,611
Thereafter		37,298
Total lease payments		53,690
Less: imputed interest		(15,082)
Present value of lease liabilities		$38,608

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented in tables are in thousands, except per share data. “BP” equates to “basis points”; NM equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain prior period amounts have been reclassified to conform to the current-year presentation.)
Forward-Looking Statements
The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting various lines of business;

•	Legislative, regulatory and accounting changes;

•	Demand for our financial products and services in our market area;

•	Volatility in interest rates;

•	The composition and credit quality of our loan and investment portfolios;

•	Our ability to access cost-effective funding;

•	Our ability to continue to implement our business strategies;

•	Our ability to manage market risk, credit risk and operational risk;

•	Timing of revenues and expenditures;

•	Return on investment decisions;

•	System failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers;

•	Our ability to retain key employees;

•	Other risks and uncertainties, including those occurring in the U.S. and world financial systems; and

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the reserve for loan and lease losses as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2018 Annual Report on Form 10-K.

General
The Corporation is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the
Bank Holding Company Act of 1956. Effective January 1, 2019, the name of the Corporation was changed from Univest Corporation of Pennsylvania to Univest Financial Corporation. The Corporation owns all of the capital stock of Univest Bank and Trust Co. The consolidated financial statements include the accounts of the Corporation and the Bank.

Through its wholly-owned subsidiaries, the Bank provides a variety of financial services for individuals, businesses, municipalities and non-profit organizations. Effective January 1, 2019, the Bank's wealth management segment was re-branded under the Girard name with associated name changes of several subsidiaries while continuing to provide fiduciary services, investment management, and financial and retirement planning. The Bank is the parent company of Girard Investment Services, LLC (formerly Univest Investments, Inc.), a full-service registered broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC (formerly Girard Partners Ltd.), a registered investment advisory firm, and Girard Pension Services, LLC (formerly TCG Investment Advisory, Inc.), a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency and Univest Capital, Inc., an equipment financing business. The Bank's former subsidiary, Delview, Inc. was dissolved effective January 1, 2019.
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
The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. The Corporation plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products and services. The Corporation operates in attractive markets for financial services but also faces intense competition from domestic and international banking organizations and other insurance and wealth management providers. The Corporation has taken initiatives to achieve its business objectives by acquiring banks, other financial service providers and lending teams in strategic markets, through marketing, public relations and advertising, by establishing standards of service excellence for customers, and by using technology to ensure that the needs of customers are understood and satisfied.
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net income	$16,468	$4,357	$12,111	N/M	$32,547	$17,207	$15,340	89.1%
Net income per share:
Basic	$0.56	$0.15	$0.41	N/M	$1.11	$0.59	$0.52	88.1
Diluted	0.56	0.15	0.41	N/M	1.11	0.58	0.53	91.4
Return on average assets	1.28%	0.37%	91 BP	N/M	1.29%	0.75%	54 BP	72.0
Return on average equity	10.23	2.86	737 BP	N/M	10.28	5.70	458 BP	80.4

The Corporation reported net income of $16.5 million, or $0.56 diluted earnings per share, for the three months ended June 30, 2019, compared to net income of $4.4 million, or $0.15 diluted earnings per share, for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 was $32.5 million, or $1.11 diluted earnings per share, compared to net income of $17.2 million, or $0.58 diluted earnings per share, for the six months ended June 30, 2018.

The financial results for the three and six months ended June 30, 2018 included a pre-tax charge to the provision for loan and lease losses of $12.7 million (after-tax charge of $10.1 million), which represented $0.34 diluted earnings per share in each period, related to fraudulent activities by employees of a borrower. In addition, the three and six months ended June 30, 2018 included a tax-free bank owned life insurance (BOLI) death benefit of $446 thousand, which represented $0.02 diluted earnings per share for each period. The six months ended June 30, 2018 included restructuring costs related to financial center closures of $451 thousand, net of tax, recognized in the first quarter of 2018, which represented $0.02 diluted earnings per share.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2019 and 2018. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest- free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
Three and six months ended June 30, 2019 versus 2018
Net interest income on a tax-equivalent basis for the three months ended June 30, 2019 was $43.3 million, an increase of $3.6 million, or 9.2%, compared to the three months ended June 30, 2018. Net interest income on a tax-equivalent basis for the six months ended June 30, 2019 was $85.5 million, an increase of $7.9 million, or 10.1%, compared to the same period in 2018. The increase in tax-equivalent net interest income for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to the growth in average loans of 10.1% and 10.3%, respectively.
The net interest margin on a tax-equivalent basis for the second quarter of 2019 was 3.67%, compared to 3.73% for the second quarter of 2018. During the three and six months ended June 30, 2019, excess liquidity reduced net interest margin by approximately 5 basis points and 3 basis points, respectively. This excess liquidity was primarily driven by strong deposit growth. The net interest margin on a tax-equivalent basis for the six months ended June 30, 2019 was 3.71%, compared to 3.72% for the six months ended June 30, 2018. The favorable impact of purchase accounting accretion was one basis point for the three months ended June 30, 2019, compared to three basis points for the three months ended June 30, 2018. The favorable impact of purchase accounting accretion was one basis point for the six months ended June 30, 2019, compared to two basis points for the six months ended June 30, 2018.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$102,623	$569	2.22%	$37,254	$148	1.59%
U.S. government obligations	17,315	73	1.69	23,183	91	1.57
Obligations of states and political subdivisions	59,267	507	3.43	71,092	603	3.40
Other debt and equity securities	394,840	2,572	2.61	356,100	2,177	2.45
Federal Home Loan Bank, Federal Reserve Bank and other stock	31,938	535	6.72	32,788	509	6.23
Total interest-earning deposits, investments and other interest-earning assets	605,983	4,256	2.82	520,417	3,528	2.72
Commercial, financial and agricultural loans	820,009	10,589	5.18	810,610	9,750	4.82
Real estate—commercial and construction loans	1,912,248	23,110	4.85	1,661,198	19,044	4.60
Real estate—residential loans	941,712	11,483	4.89	853,769	10,046	4.72
Loans to individuals	31,939	510	6.40	28,985	444	6.14
Municipal loans and leases	335,399	3,305	3.95	313,181	2,961	3.79
Lease financings	81,762	1,459	7.16	75,452	1,353	7.19
Gross loans and leases	4,123,069	50,456	4.91	3,743,195	43,598	4.67
Total interest-earning assets	4,729,052	54,712	4.64	4,263,612	47,126	4.43
Cash and due from banks	46,868			45,158
Reserve for loan and lease losses	(31,847)			(23,914)
Premises and equipment, net	58,873			61,234
Operating lease right-of-use assets	35,821			—
Other assets	331,681			336,737
Total assets	$5,170,448			$4,682,827
Liabilities:
Interest-bearing checking deposits	$457,231	$457	0.40	$463,156	$383	0.33
Money market savings	982,440	4,234	1.73	694,734	1,758	1.01
Regular savings	818,523	1,013	0.50	803,586	582	0.29
Time deposits	688,897	3,407	1.98	553,579	1,819	1.32
Total time and interest-bearing deposits	2,947,091	9,111	1.24	2,515,055	4,542	0.72
Short-term borrowings	48,312	217	1.80	217,327	958	1.77
Long-term debt	159,572	836	2.10	155,628	709	1.83
Subordinated notes	94,663	1,261	5.34	94,420	1,261	5.36
Total borrowings	302,547	2,314	3.07	467,375	2,928	2.51
Total interest-bearing liabilities	3,249,638	11,425	1.41	2,982,430	7,470	1.00
Noninterest-bearing deposits	1,198,320			1,048,901
Operating lease liabilities	38,873			—
Accrued expenses and other liabilities	38,079			39,829
Total liabilities	4,524,910			4,071,160
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	293,496			290,517
Retained earnings and other equity	194,258			163,366
Total shareholders’ equity	645,538			611,667
Total liabilities and shareholders’ equity	$5,170,448			$4,682,827
Net interest income		$43,287			$39,656
Net interest spread			3.23			3.43
Effect of net interest-free funding sources			0.44			0.30
Net interest margin			3.67%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	145.53%			142.96%
Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2019 and 2018 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$72,760	$838	2.32%	$28,269	$224	1.60%
U.S. government obligations	18,669	155	1.67	23,550	185	1.58
Obligations of states and political subdivisions	61,703	1,053	3.44	72,814	1,196	3.31
Other debt and equity securities	390,440	5,203	2.69	357,766	4,272	2.41
Federal Home Loan Bank, Federal Reserve Bank and other stock	32,148	1,121	7.03	30,933	1,013	6.60
Total interest-earning deposits, investments and other interest-earning assets	575,720	8,370	2.93	513,332	6,890	2.71
Commercial, financial and agricultural loans	815,565	21,347	5.28	796,483	18,650	4.72
Real estate—commercial and construction loans	1,867,510	44,669	4.82	1,630,964	36,662	4.53
Real estate—residential loans	940,015	22,895	4.91	845,677	19,721	4.70
Loans to individuals	32,230	1,028	6.43	28,475	857	6.07
Municipal loans and leases	333,858	6,526	3.94	312,470	5,853	3.78
Lease financings	81,330	2,894	7.18	75,083	2,697	7.24
Gross loans and leases	4,070,508	99,359	4.92	3,689,152	84,440	4.62
Total interest-earning assets	4,646,228	107,729	4.68	4,202,484	91,330	4.38
Cash and due from banks	45,797			43,839
Reserve for loan and lease losses	(30,984)			(22,973)
Premises and equipment, net	59,025			61,485
Operating lease right-of-use assets	36,472			—
Other assets	331,272			334,879
Total assets	$5,087,810			$4,619,714
Liabilities:
Interest-bearing checking deposits	$468,019	$1,171	0.50	$444,197	$675	0.31
Money market savings	950,641	7,982	1.69	676,651	3,101	0.92
Regular savings	803,859	1,827	0.46	818,895	1,139	0.28
Time deposits	672,193	6,334	1.90	547,562	3,318	1.22
Total time and interest-bearing deposits	2,894,712	17,314	1.21	2,487,305	8,233	0.67
Short-term borrowings	82,796	855	2.08	196,690	1,603	1.64
Long-term debt	152,475	1,575	2.08	155,697	1,374	1.78
Subordinated notes	94,633	2,522	5.37	94,390	2,522	5.39
Total borrowings	329,904	4,952	3.03	446,777	5,499	2.48
Total interest-bearing liabilities	3,224,616	22,266	1.39	2,934,082	13,732	0.94
Noninterest-bearing deposits	1,144,185			1,036,916
Operating lease liabilities	39,478			—
Accrued expenses and other liabilities	40,936			39,881
Total liabilities	4,449,215			4,010,879
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	293,123			290,363
Retained earnings and other equity	187,688			160,688
Total shareholders’ equity	638,595			608,835
Total liabilities and shareholders’ equity	$5,087,810			$4,619,714
Net interest income		$85,463			$77,598
Net interest spread			3.29			3.44
Effect of net interest-free funding sources			0.42			0.28
Net interest margin			3.71%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	144.09%			143.23%

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2019 and 2018 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2019 Versus 2018			June 30, 2019 Versus 2018
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$343	$78	$421	$477	$137	$614
U.S. government obligations	(25)	7	(18)	(40)	10	(30)
Obligations of states and political subdivisions	(101)	5	(96)	(188)	45	(143)
Other debt and equity securities	247	148	395	409	522	931
Federal Home Loan Bank, Federal Reserve Bank and other stock	(13)	39	26	41	67	108
Interest on deposits, investments and other earning assets	451	277	728	699	781	1,480
Commercial, financial and agricultural loans	113	726	839	453	2,244	2,697
Real estate—commercial and construction loans	2,991	1,075	4,066	5,555	2,452	8,007
Real estate—residential loans	1,065	372	1,437	2,266	908	3,174
Loans to individuals	46	20	66	118	53	171
Municipal loans and leases	216	128	344	416	257	673
Lease financings	112	(6)	106	219	(22)	197
Interest and fees on loans and leases	4,543	2,315	6,858	9,027	5,892	14,919
Total interest income	4,994	2,592	7,586	9,726	6,673	16,399
Interest expense:
Interest-bearing checking deposits	(5)	79	74	40	456	496
Money market savings	909	1,567	2,476	1,591	3,290	4,881
Regular savings	11	420	431	(22)	710	688
Time deposits	521	1,067	1,588	875	2,141	3,016
Interest on time and interest-bearing deposits	1,436	3,133	4,569	2,484	6,597	9,081
Short-term borrowings	(757)	16	(741)	(1,098)	350	(748)
Long-term debt	19	108	127	(28)	229	201
Interest on borrowings	(738)	124	(614)	(1,126)	579	(547)
Total interest expense	698	3,257	3,955	1,358	7,176	8,534
Net interest income	$4,296	$(665)	$3,631	$8,368	$(503)	$7,865

Interest Income
Three and six months ended June 30, 2019 versus 2018
Interest income on a tax-equivalent basis for the three months ended June 30, 2019 was $54.7 million, an increase of $7.6 million, or 16.1%, from the same period in 2018. Interest income on a tax-equivalent basis for the six months ended June 30, 2019 was $107.7 million, an increase of $16.4 million, or 18.0%, from the same period in 2018. The increase in interest income for the three and six months ended June 30, 2019 was primarily due to organic loan growth in commercial real estate and residential real estate loans and an increase in loan yields primarily for commercial business and commercial real estate loans as the Federal Reserve increased interest rates 100 basis points in 2018. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point for the three and six months ended June 30, 2019, compared to one basis point for the three months ended June 30, 2018 and no impact on the yield on interest-earning assets for the six months ended June 30, 2018.
Interest Expense
Three and six months ended June 30, 2019 versus 2018
Interest expense for the three months ended June 30, 2019 was $11.4 million, an increase of $4.0 million, or 52.9%, from the same period in 2018. Interest expense for the six months ended June 30, 2019 was $22.3 million, an increase of $8.5 million, or
62.1%, from the same period in 2018. The increase in interest expense for the three and six months ended June 30, 2019 was primarily due to higher deposit costs, which were impacted by the Federal Reserve interest rate increases in 2018. In addition, average deposits grew 17.2% and 16.4%, respectively, for the three and six months ended June 30, 219 compared to the same periods in 2018. The favorable impact of purchase accounting amortization on interest-bearing liabilities was one basis point for the three and six months ended June 30, 2019, compared to a favorable impact of three basis points for the three and six months ended June 30, 2018.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three and six months ended June 30, 2019 was $2.1 million and $4.8 million, respectively, compared to $15.4 million and $17.5 million, respectively, for the same periods in 2018. Net loan and lease charge-offs for the three and six months ended June 30, 2019 were $1.1 million and $1.5 million, respectively, compared to $13.2 million and $13.4 million, respectively, for the same periods in the prior year. Both net loan and lease charge-offs and the provision for loan and lease losses during 2018 included the previously discussed $12.7 million commercial loan charge-off.
Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Trust fee income	$2,054	$2,044	$10	0.5%	$3,941	$4,040	$(99)	(2.5)%
Service charges on deposit accounts	1,447	1,335	112	8.4	2,882	2,662	220	8.3
Investment advisory commission and fee income	4,055	3,778	277	7.3	7,844	7,461	383	5.1
Insurance commission and fee income	3,941	3,712	229	6.2	9,085	8,600	485	5.6
Other service fee income	2,590	2,431	159	6.5	4,857	4,600	257	5.6
Bank owned life insurance income	743	1,210	(467)	(38.6)	1,695	1,879	(184)	(9.8)
Net gain on sales of investment securities	7	—	7	N/M	8	10	(2)	(20.0)
Net gain on mortgage banking activities	796	942	(146)	(15.5)	1,279	1,658	(379)	(22.9)
Other income (loss)	723	(138)	861	N/M	1,062	(14)	1,076	N/M
Total noninterest income	$16,356	$15,314	$1,042	6.8%	$32,653	$30,896	$1,757	5.7%

Three and six months ended June 30, 2019 versus 2018

Noninterest income for the three months ended June 30, 2019 was $16.4 million, an increase of $1.0 million, or 6.8%, from the three months ended June 30, 2018. Noninterest income for the six months ended June 30, 2019 was $32.7 million, an increase of $1.8 million, or 5.7%, from the comparable period in the prior year.

Investment advisory commission and fee income increased $277 thousand, or 7.3%, for the three months and $383 thousand, or 5.1%, for the six months ended June 30, 2019, primarily due to new customer relationships. Insurance commission and fee income increased $229 thousand, or 6.2%, for the three months ended June 30, 2019, primarily due to an increase in premiums for commercial lines and group life and health. Insurance commission and fee income increased $485 thousand, or 5.6%, for the six months ended June 30, 2019, primarily due to an increase in premiums for commercial lines, group life and health and contingent commission income. Service charges on deposit accounts increased $112 thousand, or 8.4%, for the three months and $220 thousand, or 8.3%, for the six months ended June 30, 2019, primarily due to increased fee income on commercial cash management accounts. Other service fee income increased $159 thousand, or 6.5%, for the three months and $257 thousand, or 5.6%, for the six months ended June 30, 2019, primarily due to increases in debit card interchange income.

Other income increased $861 thousand for the three months and $1.1 million for the six months ended June 30, 2019. Fees on risk participation agreements increased $284 thousand for the three months and $543 thousand for the six months ended June 30, 2019 driven by increased customer activity. Gain on sale of small business administration (SBA) loans increased $259 thousand for the three months and $313 thousand for the six months ended June 30, 2019 related to increased SBA loan sale activity. Net loss on valuations and sales of other real estate owned was $55 thousand for the six months ended June 30, 2019 compared to $482 thousand for the three and six months ended June 30, 2018.

These increases were partially offset by a decrease in BOLI income of $467 thousand, or 38.6%, for the three months and $184 thousand, or 9.8%, for the six months ended June 30, 2019. These decreases were primarily due to proceeds from BOLI death benefits of $446 thousand recognized in the second quarter of 2018. The net gain on mortgage banking activities decreased $146 thousand, or 15.5%, for the three months and $379 thousand, or 22.9% for the six months ended June 30, 2019, primarily due to contraction in margins to remain price competitive.
Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries, benefits and commissions	$22,089	$20,065	$2,024	10.1%	$43,653	$40,712	$2,941	7.2%
Net occupancy	2,601	2,533	68	2.7	5,212	5,290	(78)	(1.5)
Equipment	1,065	1,067	(2)	(0.2)	2,055	2,090	(35)	(1.7)
Data processing	2,627	2,091	536	25.6	5,141	4,323	818	18.9
Professional fees	1,307	1,331	(24)	(1.8)	2,571	2,686	(115)	(4.3)
Marketing and advertising	622	526	96	18.3	938	907	31	3.4
Deposit insurance premiums	430	452	(22)	(4.9)	882	843	39	4.6
Intangible expenses	417	594	(177)	(29.8)	843	1,206	(363)	(30.1)
Restructuring charges	—	—	—	—	—	571	(571)	N/M
Other expense	5,620	5,688	(68)	(1.2)	11,040	10,844	196	1.8
Total noninterest expense	$36,778	$34,347	$2,431	7.1%	$72,335	$69,472	$2,863	4.1%

Three and six months ended June 30, 2019 versus 2018

Noninterest expense for the three months ended June 30, 2019 was $36.8 million, an increase of $2.4 million, or 7.1%, from the three months ended June 30, 2018. Noninterest expense for the six months ended June 30, 2019 was $72.3 million, an increase of $2.9 million, or 4.1%, from the comparable period in the prior year.

Salaries, benefits and commissions increased $2.0 million, or 10.1%, for the three months and $2.9 million, or 7.2%, for the six months ended June 30, 2019, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our commercial lending groups and annual merit increases. During the first quarter of 2019, Univest hired a team of eight commercial lenders and support staff to focus on increasing Univest’s presence in Western Lancaster and York Counties, Pennsylvania. During the second quarter of 2019, a team of three commercial lenders was hired to help expand Univest’s presence in the New Jersey suburbs of Philadelphia. Data processing expense increased $536 thousand, or 25.6%, for the three months and $818 thousand, or 18.9%, for the six months ended June 30, 2019, primarily due to continued investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions.

These increases were partially offset by a decrease in intangibles expense of $177 thousand, or 29.8%, for the three months and $363 thousand, or 30.1%, for the six months ended June 30, 2019 due to run-off of the intangible assets. In addition, restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the first quarter of 2018.
Tax Provision
The provision for income taxes for the three months ended June 30, 2019 and 2018 was $3.7 million and $191 thousand, at effective rates of 18.2% and 4.2%, respectively. The provision for income taxes for the six months ended June 30, 2019 and 2018 was $7.2 million and $3.0 million, at effective rates of 18.0% and 14.9%, respectively. The Corporation's effective income tax rates were favorably impacted by discrete tax benefits. Excluding these items, the effective tax rate was 18.3% and 18.2% for the six months ended June 30, 2019 and 2018, respectively.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At June 30, 2019	At December 31, 2018	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$84,567	$109,420	$(24,853)	(22.7)%
Investment securities	468,833	473,306	(4,473)	(0.9)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,755	28,337	4,418	15.6
Loans held for sale	1,498	1,754	(256)	(14.6)
Loans and leases held for investment	4,167,904	4,006,574	161,330	4.0
Reserve for loan and lease losses	(32,600)	(29,364)	(3,236)	(11.0)
Premises and equipment, net	58,292	59,559	(1,267)	(2.1)
Operating lease right-of-use assets	35,508	—	35,508	N/M
Goodwill and other intangibles, net	183,554	184,549	(995)	(0.5)
Bank owned life insurance	113,294	111,599	1,695	1.5
Accrued interest receivable and other assets	40,693	38,613	2,080	5.4
Total assets	$5,154,298	$4,984,347	$169,951	3.4%
Investment Securities
Total investments securities at June 30, 2019 decreased $4.5 million from December 31, 2018. Maturities and pay-downs of $36.2 million, calls of $3.1 million, sales of $15.5 million and net amortization of purchased premiums and discounts of $1.2 million were partially offset by purchases of $43.5 million and increases in the fair value of available-for-sale investment securities of $8.0 million. The increase in the fair value of available-for-sale investment securities was due to the flattening of the yield curve.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $18.0 million and $13.6 million at June 30, 2019 and December 31, 2018, respectively. FHLB stock increased $4.4 million mainly due to purchase requirements related to the increase in FHLB borrowing volume during the year.

The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at June 30, 2019 and December 31, 2018.
Loans and Leases
Gross loans and leases held for investment grew $161.3 million, or 4.0%, from December 31, 2018. The growth in loans was primarily in commercial real estate and residential real estate loans.
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
At June 30, 2019, the recorded investment in loans held for investment that were considered to be impaired was $25.1 million. The related reserve for loan losses was $2.4 million. At December 31, 2018, the recorded investment in loans that were considered to be impaired was $26.6 million. The related reserve for loan losses was $1.4 million. The impaired loan balances consisted mainly of commercial real estate, residential real estate and business loans. Impaired loans include nonaccrual loans and leases and accruing troubled debt restructured loans and lease modifications for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
Other real estate owned was $540 thousand at June 30, 2019, compared to $1.2 million at December 31, 2018. During the first quarter of 2019, a commercial real estate property with a carrying value of $654 thousand was sold for a loss of $55 thousand.
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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $418 thousand and $426 thousand at June 30, 2019 and December 31, 2018, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$2,150	$3,365
Real estate—commercial	17,739	18,214
Real estate—construction	106	106
Real estate—residential	5,052	4,353
Lease financings	100	170
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	25,147	26,208
Accruing troubled debt restructured loans and lease modifications not included in the above	55	542
Accruing loans and leases 90 days or more past due:
Real estate—commercial	516	—
Real estate—construction	230	—
Real estate—residential	434	—
Loans to individuals	129	55
Lease financings	70	137
Total accruing loans and leases, 90 days or more past due	1,379	192
Total nonperforming loans and leases	26,581	26,942
Other real estate owned	540	1,187
Total nonperforming assets	$27,121	$28,129
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.60%	0.65%
Nonperforming loans and leases / loans and leases held for investment	0.64	0.67
Nonperforming assets / total assets	0.53	0.56

Allowance for loan and lease losses	$32,600	$29,364
Allowance for loan and lease losses / loans and leases held for investment	0.78%	0.73%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.85	0.81
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	129.64	112.04
Allowance for loan and lease losses / nonperforming loans and leases held for investment	122.64	108.99
Acquired credit impaired loans	$569	$695

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.65%	0.69%
Nonperforming assets and acquired credit impaired loans / total assets	0.54	0.58
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,573	$1,284

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$25,147	$26,208
Nonaccrual loans and leases with partial charge-offs	2,302	2,210
Life-to-date partial charge-offs on nonaccrual loans and leases	1,353	1,320
Specific reserves on impaired loans	$2,439	$1,415
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $835 thousand and $885 thousand for the three months ended June 30, 2019 and 2018, respectively. The amortization of intangible assets was $1.6 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2019 and December 31, 2018.
The Corporation also has goodwill with a net carrying value of $172.6 million at June 30, 2019 and December 31, 2018, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2019 and 2018. Since the last annual impairment analysis during 2018, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018	Change
			Amount	Percent
Deposits	$4,122,110	$3,885,933	$236,177	6.1%
Short-term borrowings	39,350	189,768	(150,418)	(79.3)
Long-term debt	170,195	145,330	24,865	17.1
Subordinated notes	94,696	94,574	122	0.1
Operating lease liabilities	38,608	—	38,608	N/M
Accrued interest payable and other liabilities	37,669	44,609	(6,940)	(15.6)
Total liabilities	$4,502,628	$4,360,214	$142,414	3.3%

Deposits
Total deposits increased $236.2 million, or 6.1%, from December 31, 2018, primarily due to increases in commercial, public funds and consumer deposits.
Borrowings
Total borrowings decreased $125.4 million, or 29.2%, from December 31, 2018, primarily due to a decrease in short-term borrowings of $150.4 million. The increase in deposits reduced the need to borrow short-term funds.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	293,947	292,401	1,546	0.5
Retained earnings	267,357	248,167	19,190	7.7
Accumulated other comprehensive loss	(21,949)	(28,416)	6,467	22.8
Treasury stock	(45,469)	(45,803)	334	0.7
Total shareholders’ equity	$651,670	$624,133	$27,537	4.4%

The increase in shareholder's equity at June 30, 2019 of $27.5 million, or 4.4%, from December 31, 2018 was primarily related to an increase in retained earnings of $19.2 million. Retained earnings at June 30, 2019 was impacted by the six months of net income of $32.5 million partially offset by the related adjustments to the January 1, 2019 adoption of ASU No. 2016-02 of $1.5 million and cash dividends declared of $11.7 million. Accumulated other comprehensive loss decreased by $6.5 million mainly attributable to increases in the fair value of available-for-sale investment securities of $6.4 million, net of tax.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q (Note 13 in the Notes to the Consolidated Financial Statements).

The Banking segment, as presented in Note 13 in the Notes to the Consolidated Financial Statements, reported pre-tax income of $19.8 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively, and $37.1 million and $16.5 million for the six months ended June 30, 2019 and 2018, respectively. See the section of this MD&A under the heading “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Loan and Lease Losses” for a discussion of the Banking Segment.

The Wealth Management segment, as presented in Note 13 in the Notes to the Consolidated Financial Statements, reported pre-tax income of $2.1 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.8 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. Noninterest income was $6.2 million and $5.9 million for the three months ended June 30, 2019 and 2018, respectively, and $11.9 million and $11.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in pre-tax income and noninterest income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to an increase in assets under management. Assets under management and supervision were $3.7 billion as of June 30, 2019 and $3.5 billion as of June 30, 2018. The increase in assets under management and supervision as of June 30, 2019, as compared to June 30, 2018, was primarily driven by new customer relationships.

The Insurance segment, as presented in Note 13 in the Notes to the Consolidated Financial Statements, reported pre-tax income of $860 thousand and $544 thousand for the three months ended June 30, 2019 and 2018, respectively, and $2.9 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. Noninterest income was $4.1 million and $3.9 million for the three months ended June 30, 2019 and 2018, respectively, and $9.5 million and $9.0 million for the six months ended June 30, 2019 and 2018, respectively. Noninterest income increased primarily due to increases in commercial lines and group life and health premiums and contingent commission income.

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
Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer which require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50% beginning in the first quarter of 2019. The Corporation and the Bank were in compliance with these requirements at March 31, 2019 and June 30, 2019.

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of June 30, 2019 and December 31, 2018 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$629,324	13.79%	$364,990	8.00%	$456,238	10.00%
Bank	529,106	11.65	363,289	8.00	454,112	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	501,310	10.99	273,743	6.00	364,990	8.00
Bank	495,788	10.92	272,467	6.00	363,289	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	501,310	10.99	205,307	4.50	296,554	6.50
Bank	495,788	10.92	204,350	4.50	295,173	6.50
Tier 1 Capital (to Average Assets):
Corporation	501,310	10.01	200,268	4.00	250,336	5.00
Bank	495,788	9.95	199,407	4.00	249,258	5.00
At December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$604,213	13.70%	$352,764	8.00%	$440,955	10.00%
Bank	506,728	11.54	351,220	8.00	439,026	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	264,573	6.00	352,764	8.00
Bank	476,639	10.86	263,415	6.00	351,220	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	198,430	4.50	286,621	6.50
Bank	476,639	10.86	197,561	4.50	285,367	6.50
Tier 1 Capital (to Average Assets):
Corporation	479,550	10.13	189,374	4.00	236,718	5.00
Bank	476,639	10.12	188,487	4.00	235,609	5.00
At June 30, 2019 and December 31, 2018, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and Total capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At

June 30, 2019, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The January 1, 2019 adoption of ASU No. 2016-02 had and will continue to have a negative impact on all Corporation and Bank regulatory capital ratios. The Corporation will continue to analyze the impact of new accounting rules, such as CECL (ASU No. 2016-13) on its regulatory capital ratios.
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

The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulation uses expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates company-developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets that banks hold tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold tend to increase in value.
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
Sources of Funds
Core deposits continue to be the largest significant funding source for the Corporation. These deposits are primarily generated from individuals, businesses, municipalities and non-profit customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.
As part of its diversified funding strategy, the Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes federal funds purchases from correspondent banks, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and, at times, brokered deposits and other similar sources.
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.7 billion. At June 30, 2019 and December 31, 2018, the carrying amount of overnight borrowings with the FHLB was $0 and $108.3 million, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of long-term borrowings with the FHLB was $150.0 million and $125.0 million, respectively. At June 30, 2019 and December 31, 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $408.3 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks that totaled $504.0 million and $367.0 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31,

2018, the Corporation had $20.0 million and $60.0 million, respectively, of outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $104.6 million and $69.5 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this line.
Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one-year time period, is for the Bank to repay certificates of deposit and short-term and long-term borrowings. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.
Commitments to extend credit are the Bank’s most significant commitment in both the under and over one-year time periods. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

Recent Regulatory and Legislative Developments
SEC FAST Act Modernization and Simplification of Regulation S-K

On April 2, 2019, the SEC issued Release No. 33-10618; 34-85381, "FAST Act Modernization and Simplification of Regulation S-K." The amendments under this rule modernize and simplify certain disclosure requirements in a manner that reduces the costs and burdens on registrants while continuing to provide material information to investors. The amendments are also intended to improve the readability and navigability of disclosure documents and discourage repetition and disclosure of immaterial information. The amendments were effective on May 2, 2019, except for specific amendments that are effective after May 2, 2019 as cited in the rule. The Corporation provided the additional disclosures on the Form 10-Q cover page for the quarter ended March 31, 2019. The Corporation continues to analyze the amended disclosure requirements under this rule, but does not believe that such changes will materially impact the Corporation’s disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2019	—	$—	—	864,246
May 1 – 31, 2019	—	—	—	864,246
June 1 – 30, 2019	—	—	—	864,246
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise non-qualified stock options. Shares withheld to pay income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. There were no shares repurchased pursuant to these plans during the three months ended June 30, 2019.

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

Exhibit 10.1
Form of Restricted Stock Unit Agreement for Directors (Service Based) under the Amended and Restated Univest 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 of Form 10-Q, filed with the SEC on May 3, 2019.

Exhibit 10.2
Form of Performance Based Restricted Stock Unit Agreement for Employees under the Amended and Restated Univest 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.2 of Form 10-Q, filed with the SEC on May 3, 2019.

Exhibit 10.3
Form of Restricted Stock Unit Agreement for Employees (Service Based) under the Amended and Restated Univest 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.3 of Form 10-Q, filed with the SEC on May 3, 2019.

	Exhibit 10.4	Form of Change in Control Agreement, dated December 3, 2018, entered into between Univest Corporation of Pennsylvania and Brian J. Richardson.

Exhibit 31.1
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Brian J. Richardson, Executive Vice President and Chief Financial Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Brian J. Richardson, Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholder's Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: August 2, 2019	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2019	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)