Form 10-Q
period 2019-09-30
UNIVEST FINANCIAL Corp
filed 2019-11-01
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,326,748
(Title of Class)	(Number of shares outstanding at October 31, 2019)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2019	At December 31, 2018
ASSETS
Cash and due from banks	$68,072	$61,573
Interest-earning deposits with other banks	157,262	47,847
Cash and cash equivalents	225,334	109,420
Investment securities held-to-maturity (fair value $186,644 and $141,575 at September 30, 2019 and December 31, 2018, respectively)	183,845	142,634
Investment securities available-for-sale	262,143	328,507
Investments in equity securities	2,459	2,165
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,254	28,337
Loans held for sale	2,893	1,754
Loans and leases held for investment	4,251,933	4,006,574
Less: Reserve for loan and lease losses	(33,662)	(29,364)
Net loans and leases held for investment	4,218,271	3,977,210
Premises and equipment, net	57,171	59,559
Operating lease right-of-use assets	34,965	—
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	10,522	11,990
Bank owned life insurance	114,037	111,599
Accrued interest receivable and other assets	40,158	38,613
Total assets	$5,353,611	$4,984,347
LIABILITIES
Noninterest-bearing deposits	$1,198,425	$1,055,919
Interest-bearing deposits:
Demand deposits	1,644,546	1,377,171
Savings deposits	776,920	782,766
Time deposits	718,100	670,077
Total deposits	4,337,991	3,885,933
Short-term borrowings	18,970	189,768
Long-term debt	160,128	145,330
Subordinated notes	94,757	94,574
Operating lease liabilities	38,116	—
Accrued interest payable and other liabilities	39,350	44,609
Total liabilities	4,689,312	4,360,214
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2019 and December 31, 2018; 31,556,799 shares issued at September 30, 2019 and December 31, 2018; 29,312,534 and 29,270,852 shares outstanding at September 30, 2019 and December 31, 2018, respectively	157,784	157,784
Additional paid-in capital	294,556	292,401
Retained earnings	279,158	248,167
Accumulated other comprehensive loss, net of tax benefit	(22,008)	(28,416)
Treasury stock, at cost; 2,244,265 and 2,285,947 shares at September 30, 2019 and December 31, 2018, respectively	(45,191)	(45,803)
Total shareholders’ equity	664,299	624,133
Total liabilities and shareholders’ equity	$5,353,611	$4,984,347
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans and leases:
Taxable	$46,933	$43,066	$139,766	$121,653
Exempt from federal income taxes	2,774	2,501	8,216	7,269
Total interest and fees on loans and leases	49,707	45,567	147,982	128,922
Interest and dividends on investment securities:
Taxable	2,581	2,348	7,939	6,805
Exempt from federal income taxes	315	459	1,147	1,404
Interest on deposits with other banks	1,178	397	2,016	621
Interest and dividends on other earning assets	519	484	1,640	1,497
Total interest income	54,300	49,255	160,724	139,249
Interest expense
Interest on deposits	9,434	6,278	26,748	14,511
Interest on short-term borrowings	94	584	949	2,187
Interest on long-term debt and subordinated notes	2,127	1,970	6,224	5,866
Total interest expense	11,655	8,832	33,921	22,564
Net interest income	42,645	40,423	126,803	116,685
Provision for loan and lease losses	1,530	2,745	6,291	20,207
Net interest income after provision for loan and lease losses	41,115	37,678	120,512	96,478
Noninterest income
Trust fee income	1,973	1,960	5,914	6,000
Service charges on deposit accounts	1,513	1,454	4,395	4,116
Investment advisory commission and fee income	4,032	3,785	11,876	11,246
Insurance commission and fee income	3,877	3,643	12,962	12,243
Other service fee income	2,255	2,284	7,112	6,884
Bank owned life insurance income	743	865	2,438	2,744
Net gain on sales of investment securities	33	—	41	10
Net gain on mortgage banking activities	1,629	754	2,908	2,412
Other income	544	116	1,606	102
Total noninterest income	16,599	14,861	49,252	45,757
Noninterest expense
Salaries, benefits and commissions	22,785	20,321	66,438	61,033
Net occupancy	2,475	2,515	7,687	7,805
Equipment	1,088	1,042	3,143	3,132
Data processing	2,624	2,339	7,765	6,662
Professional fees	1,517	1,370	4,088	4,056
Marketing and advertising	558	646	1,884	1,987
Deposit insurance premiums	(444)	544	438	1,387
Intangible expenses	378	479	1,221	1,685
Restructuring charges	—	—	—	571
Other expense	5,289	5,115	15,941	15,525
Total noninterest expense	36,270	34,371	108,605	103,843
Income before income taxes	21,444	18,168	61,159	38,392
Income tax expense	3,782	3,204	10,950	6,221
Net income	$17,662	$14,964	$50,209	$32,171
Net income per share:
Basic	$0.60	$0.51	$1.71	$1.10
Diluted	0.60	0.51	1.71	1.09
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2019			2018
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$21,444	$3,782	$17,662	$18,168	$3,204	$14,964
Other comprehensive loss:
Net unrealized losses on available-for-sale investment securities:
Net unrealized holding losses arising during the period	(219)	(46)	(173)	(1,122)	(236)	(886)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(33)	(7)	(26)	—	—	—
Total net unrealized losses on available-for-sale investment securities	(252)	(53)	(199)	(1,122)	(236)	(886)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(68)	(14)	(54)	79	17	62
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(4)	(1)	(3)	1	—	1
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(72)	(15)	(57)	80	17	63
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	294	62	232	281	60	221
Accretion of prior service cost included in net periodic pension costs (3)	(45)	(10)	(35)	(70)	(15)	(55)
Total defined benefit pension plans	249	52	197	211	45	166
Other comprehensive loss	(75)	(16)	(59)	(831)	(174)	(657)
Total comprehensive income	$21,369	$3,766	$17,603	$17,337	$3,030	$14,307

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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2019			2018
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$61,159	$10,950	$50,209	$38,392	$6,221	$32,171
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	7,834	1,645	6,189	(9,371)	(1,968)	(7,403)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(41)	(9)	(32)	(10)	(2)	(8)
Total net unrealized gains (losses) on available-for-sale investment securities	7,793	1,636	6,157	(9,381)	(1,970)	(7,411)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(499)	(105)	(394)	445	93	352
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(34)	(7)	(27)	27	6	21
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(533)	(112)	(421)	472	99	373
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	882	186	696	844	177	667
Accretion of prior service cost included in net periodic pension costs (3)	(136)	(29)	(107)	(212)	(44)	(168)
Total defined benefit pension plans	746	157	589	632	133	499
Other comprehensive income (loss)	8,006	1,681	6,325	(8,277)	(1,738)	(6,539)
Total comprehensive income	$69,165	$12,631	$56,534	$30,115	$4,483	$25,632

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended September 30, 2019
Balance at June 30, 2019	29,294,942	$157,784	$293,947	$267,357	$(21,949)	$(45,469)	$651,670
Net income	—	—	—	17,662	—	—	17,662
Other comprehensive loss, net of income tax benefit	—	—	—	—	(59)	—	(59)
Cash dividends declared ($0.20 per share)	—	—	—	(5,861)	—	—	(5,861)
Stock issued under dividend reinvestment and employee stock purchase plans	20,943	—	37	—	—	497	534
Exercise of stock options	19,045	—	(68)	—	—	382	314
Stock-based compensation	—	—	640	—	—	—	640
Purchases of treasury stock	(22,396)	—	—	—	—	(601)	(601)
Balance at September 30, 2019	29,312,534	$157,784	$294,556	$279,158	$(22,008)	$(45,191)	$664,299

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2018
Balance at June 30, 2018	29,406,450	$157,784	$291,238	$226,574	$(28,007)	$(42,295)	$605,294
Net income	—	—	—	14,964	—	—	14,964
Other comprehensive loss, net of income tax benefit	—	—	—	—	(657)	—	(657)
Cash dividends declared ($0.20 per share)	—	—	—	(5,880)	—	—	(5,880)
Stock issued under dividend reinvestment and employee stock purchase plans	20,332	—	42	—	—	524	566
Exercise of stock options	22,760	—	(29)	—	—	449	420
Stock-based compensation	—	—	660	—	—	—	660
Purchases of treasury stock	(39,624)	—	—	—	—	(1,125)	(1,125)
Cancellations of restricted stock awards	(2,842)	—	81	—	—	(81)	—
Balance at September 30, 2018	29,407,076	$157,784	$291,992	$235,658	$(28,664)	$(42,528)	$614,242

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2019
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133
Adjustment to initially apply ASU No. 2016-02 for leases (1)	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities (1)	—	—	—	(39)	—	—	(39)
Net income	—	—	—	50,209	—	—	50,209
Other comprehensive income, net of income tax	—	—	—	—	6,325	—	6,325
Cash dividends declared ($0.60 per share)	—	—	—	(17,572)	—	—	(17,572)
Stock issued under dividend reinvestment and employee stock purchase plans	69,126	—	114	1	—	1,554	1,669
Exercise of stock options	58,545	—	(170)	—	—	1,175	1,005
Stock-based compensation	—	—	1,870	—	—	—	1,870
Purchases of treasury stock	(68,640)	—	—	—	—	(1,776)	(1,776)
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Balance at September 30, 2019	29,312,534	$157,784	$294,556	$279,158	$(22,008)	$(45,191)	$664,299
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2018
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	—	—	—	3,921	(3,921)	—	—
Net income	—	—	—	32,171	—	—	32,171
Other comprehensive loss, net of income tax benefit	—	—	—	—	(6,539)	—	(6,539)
Cash dividends declared ($0.60 per share)	—	—	—	(17,629)	—	—	(17,629)
Stock issued under dividend reinvestment and employee stock purchase plans	62,271	—	140	1	—	1,598	1,739
Exercise of stock options	59,750	—	(43)	—	—	1,174	1,131
Stock-based compensation	—	—	2,379	—	—	—	2,379
Purchases of treasury stock	(83,977)	—	—	—	—	(2,384)	(2,384)
Restricted stock awards granted, net of cancellations	34,173	—	(617)	—	—	617	—
Balance at September 30, 2018	29,407,076	$157,784	$291,992	$235,658	$(28,664)	$(42,528)	$614,242
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$50,209	$32,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,291	20,207
Depreciation of premises and equipment	3,983	4,180
Net amortization of investment securities premiums and discounts	1,375	1,193
Net gain on sales of investment securities	(41)	(10)
Net gain on mortgage banking activities	(2,908)	(2,412)
Bank owned life insurance income	(2,438)	(2,744)
Net accretion of acquisition accounting fair value adjustments	(312)	(838)
Stock-based compensation	1,918	2,379
Intangible expenses	1,221	1,685
Other adjustments to reconcile net income to cash (used in) provided by operating activities	(599)	117
Originations of loans held for sale	(139,744)	(118,106)
Proceeds from the sale of loans held for sale	140,906	122,283
Contributions to pension and other postretirement benefit plans	(199)	(3,199)
(Increase) decrease in accrued interest receivable and other assets	(3,259)	379
(Decrease) increase in accrued interest payable and other liabilities	(2,491)	4,021
Net cash provided by operating activities	53,912	61,306
Cash flows from investing activities:
Net capital expenditures	(1,647)	(2,596)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	20,903	7,846
Proceeds from maturities, calls and principal repayments of securities available-for-sale	49,127	44,603
Proceeds from sales of securities available-for-sale	24,987	1,010
Purchases of investment securities held-to-maturity	(62,919)	(60,784)
Purchases of investment securities available-for-sale	(997)	(1,986)
Proceeds from sales of money market mutual funds	1,032	11,215
Purchases of money market mutual funds	(1,314)	(6,392)
Net increase in other investments	(917)	(5,867)
Net increase in loans and leases	(246,453)	(260,012)
Proceeds from sales of other real estate owned	670	362
Purchases of bank owned life insurance	—	(776)
Proceeds from bank owned life insurance	—	1,374
Net cash used in investing activities	(217,528)	(272,003)
Cash flows from financing activities:
Net increase in deposits	452,101	265,260
Net decrease in short-term borrowings	(170,798)	(18,666)
Proceeds from issuance of long-term debt	25,000	—
Repayment of long-term debt	(10,000)	(10,000)
Payment of contingent consideration on acquisitions	(97)	(67)
Purchases of treasury stock	(1,776)	(2,384)
Stock issued under dividend reinvestment and employee stock purchase plans	1,669	1,739
Proceeds from exercise of stock options	1,005	1,131
Cash dividends paid	(17,574)	(17,615)
Net cash provided by financing activities	279,530	219,398
Net increase in cash and cash equivalents	115,914	8,701
Cash and cash equivalents at beginning of year	109,420	75,409
Cash and cash equivalents at end of period	$225,334	$84,110

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,724	$21,647
Cash paid for income taxes, net of refunds	14,148	1,315
Non cash transactions:
Transfer of loans to other real estate owned	$—	$477
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month or nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.
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
Recent Accounting Pronouncements Yet to Be Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the reserve for loan and lease losses will increase upon adoption of CECL and that the increased reserve level will decrease shareholders' equity and impact regulatory capital and ratios. The Corporation anticipates that the Corporation and the Bank will continue to be well capitalized after the adoption of CECL.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$17,662	$14,964	$50,209	$32,171
Net income allocated to unvested restricted stock awards	(58)	(86)	(186)	(225)
Net income allocated to common shares	$17,604	$14,878	$50,023	$31,946
Denominator:
Weighted average shares outstanding	29,306	29,402	29,290	29,387
Average unvested restricted stock awards	(95)	(170)	(111)	(204)
Denominator for basic earnings per share—weighted-average shares outstanding	29,211	29,232	29,179	29,183
Effect of dilutive securities—employee stock options and restricted stock units	74	86	64	92
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,285	29,318	29,243	29,275
Basic earnings per share	$0.60	$0.51	$1.71	$1.10
Diluted earnings per share	$0.60	$0.51	$1.71	$1.09
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	323	359	326	315

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2019 and December 31, 2018, by contractual maturity within each type:

	At September 30, 2019				At December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,997	$60	$—	$7,057	$6,996	$—	$(104)	$6,892
	6,997	60	—	7,057	6,996	—	(104)	6,892
Residential mortgage-backed securities:
After 5 years to 10 years	9,720	116	—	9,836	11,573	—	(135)	11,438
Over 10 years	167,128	2,770	(147)	169,751	124,065	287	(1,107)	123,245
	176,848	2,886	(147)	179,587	135,638	287	(1,242)	134,683
Total	$183,845	$2,946	$(147)	$186,644	$142,634	$287	$(1,346)	$141,575
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$301	$—	$(2)	$299	$15,108	$—	$(90)	$15,018
After 1 year to 5 years	—	—	—	—	303	—	(6)	297
	301	—	(2)	299	15,411	—	(96)	15,315
State and political subdivisions:
Within 1 year	350	1	—	351	5,900	4	(6)	5,898
After 1 year to 5 years	5,809	42	—	5,851	15,459	36	(56)	15,439
After 5 years to 10 years	33,809	375	—	34,184	43,923	318	(163)	44,078
	39,968	418	—	40,386	65,282	358	(225)	65,415
Residential mortgage-backed securities:
Within 1 year	48	2	—	50	—	—	—	—
After 1 year to 5 years	1,082	14	(2)	1,094	5,799	3	(70)	5,732
After 5 years to 10 years	36,892	78	(130)	36,840	49,904	6	(1,381)	48,529
Over 10 years	87,317	404	(468)	87,253	100,873	26	(3,398)	97,501
	125,339	498	(600)	125,237	156,576	35	(4,849)	151,762
Collateralized mortgage obligations:
After 5 years to 10 years	1,403	—	(23)	1,380	1,677	—	(78)	1,599
Over 10 years	1,131	12	—	1,143	1,305	—	(16)	1,289
	2,534	12	(23)	2,523	2,982	—	(94)	2,888
Corporate bonds:
Within 1 year	11,303	—	(13)	11,290	7,806	—	(68)	7,738
After 1 year to 5 years	29,109	536	(45)	29,600	18,508	1	(332)	18,177
After 5 years to 10 years	—	—	—	—	16,146	—	(392)	15,754
Over 10 years	60,000	—	(7,192)	52,808	60,000	—	(8,542)	51,458
	100,412	536	(7,250)	93,698	102,460	1	(9,334)	93,127
Total	$268,554	$1,464	$(7,875)	$262,143	$342,711	$394	$(14,598)	$328,507

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.
Securities with a carrying value of $363.4 million and $344.2 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $14.1 million and $296 thousand were pledged to secure credit derivatives and interest rate swaps at September 30, 2019 and December 31, 2018, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Securities available-for-sale:
Proceeds from sales	$24,987	$1,010
Gross realized gains on sales	65	10
Gross realized losses on sales	24	—
Tax expense related to net realized gains on sales	9	2

At September 30, 2019 and December 31, 2018, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at September 30, 2019 and December 31, 2018 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions and there is no other-than temporary impairment of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2019
Securities Held-to-Maturity
Residential mortgage-backed securities	$20,960	$(147)	$—	$—	$20,960	$(147)
Total	$20,960	$(147)	$—	$—	$20,960	$(147)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$299	$(2)	$299	$(2)
Residential mortgage-backed securities	33,830	(147)	51,166	(453)	84,996	(600)
Collateralized mortgage obligations	—	—	1,380	(23)	1,380	(23)
Corporate bonds	1,000	—	68,553	(7,250)	69,553	(7,250)
Total	$34,830	$(147)	$121,398	$(7,728)	$156,228	$(7,875)
At December 31, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$—	$—	$6,892	$(104)	$6,892	$(104)
Residential mortgage-backed securities	48,192	(472)	34,501	(770)	82,693	(1,242)
Total	$48,192	$(472)	$41,393	$(874)	$89,585	$(1,346)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$15,315	$(96)	$15,315	$(96)
State and political subdivisions	9,311	(61)	15,302	(164)	24,613	(225)
Residential mortgage-backed securities	7,099	(106)	141,924	(4,743)	149,023	(4,849)
Collateralized mortgage obligations	1,289	(16)	1,599	(78)	2,888	(94)
Corporate bonds	16,896	(235)	75,730	(9,099)	92,626	(9,334)
Total	$34,595	$(418)	$249,870	$(14,180)	$284,465	$(14,598)

At September 30, 2019, gross unrealized losses for securities available-for-sale in an unrealized loss position for twelve months or longer, totaled $7.7 million. One federal agency bond, thirteen investment grade corporate bonds, forty federal agency residential mortgage securities and one collateralized mortgage obligation bond had respective unrealized loss positions of $2 thousand, $7.3 million, $453 thousand and $23 thousand, respectively. The fair value of these fifty-five securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2019 or 2018.

The Corporation recognized a $12 thousand net gain and $26 thousand net gain on equity securities during the nine months ended September 30, 2019 and 2018, respectively, in other noninterest income. There were no sales of equity securities during the nine months ended September 30, 2019 or September 30, 2018.
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At September 30, 2019
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$943,713	$15,440	$959,153
Real estate-commercial	1,736,904	191,946	1,928,850
Real estate-construction	221,845	—	221,845
Real estate-residential secured for business purpose	315,984	44,737	360,721
Real estate-residential secured for personal purpose	388,643	43,545	432,188
Real estate-home equity secured for personal purpose	170,486	7,168	177,654
Loans to individuals	30,575	140	30,715
Lease financings	140,807	—	140,807
Total loans and leases held for investment, net of deferred income	$3,948,957	$302,976	$4,251,933
Imputed interest on lease financings, included in the above table	$(15,369)	$—	$(15,369)
Net deferred costs, included in the above table	6,243	—	6,243
Overdraft deposits included in the above table	149	—	149

	At December 31, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$913,166	$24,519	$937,685
Real estate-commercial	1,507,579	233,625	1,741,204
Real estate-construction	215,513	—	215,513
Real estate-residential secured for business purpose	302,393	60,403	362,796
Real estate-residential secured for personal purpose	338,451	49,959	388,410
Real estate-home equity secured for personal purpose	177,523	8,728	186,251
Loans to individuals	32,617	142	32,759
Lease financings	141,956	—	141,956
Total loans and leases held for investment, net of deferred income	$3,629,198	$377,376	$4,006,574
Imputed interest on lease financings, included in the above table	$(15,118)	$—	$(15,118)
Net deferred costs, included in the above table	3,930	—	3,930
Overdraft deposits included in the above table	139	—	139
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at September 30, 2019 totaled $303.0 million, including $268.2 million of loans from the Fox Chase acquisition and $34.8 million from the Valley Green Bank acquisition. At September 30, 2019, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $568 thousand representing $60 thousand from the Fox Chase acquisition and $508 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.

The outstanding principal balance and carrying amount for acquired credit impaired loans at September 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	At September 30, 2019	At December 31, 2018
Outstanding principal balance	$664	$893
Carrying amount	568	695
Reserve for loan losses	—	—
The following table presents the changes in accretable yield on acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Beginning of period	$—	$11
Reclassification from nonaccretable discount	317	453
Accretable yield amortized to interest income	(317)	(464)
End of period	$—	$—

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current, acquired credit impaired loans and nonaccrual loans and leases at September 30, 2019 and December 31, 2018:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Acquired Credit Impaired	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2019
Commercial, financial and agricultural	$1,591	$751	$—	$2,342	$954,578	$956,920	$—	$2,233	$959,153
Real estate—commercial real estate and construction:
Commercial real estate	4,556	1,102	760	6,418	1,894,202	1,900,620	206	28,024	1,928,850
Construction	185	—	—	185	221,404	221,589	—	256	221,845
Real estate—residential and home equity:
Residential secured for business purpose	2,293	1,441	1,109	4,843	352,689	357,532	302	2,887	360,721
Residential secured for personal purpose	1,553	133	—	1,686	428,355	430,041	60	2,087	432,188
Home equity secured for personal purpose	665	—	—	665	175,610	176,275	—	1,379	177,654
Loans to individuals	156	48	129	333	30,380	30,713	—	2	30,715
Lease financings	534	1,394	490	2,418	137,889	140,307	—	500	140,807
Total	$11,533	$4,869	$2,488	$18,890	$4,195,107	$4,213,997	$568	$37,368	$4,251,933
At December 31, 2018
Commercial, financial and agricultural	$1,043	$122	$—	$1,165	$933,155	$934,320	$—	$3,365	$937,685
Real estate—commercial real estate and construction:
Commercial real estate	4,995	1,538	—	6,533	1,716,251	1,722,784	206	18,214	1,741,204
Construction	2,163	—	—	2,163	213,244	215,407	—	106	215,513
Real estate—residential and home equity:
Residential secured for business purpose	2,497	728	—	3,225	357,827	361,052	426	1,318	362,796
Residential secured for personal purpose	2,334	—	—	2,334	384,426	386,760	63	1,587	388,410
Home equity secured for personal purpose	305	96	—	401	184,402	184,803	—	1,448	186,251
Loans to individuals	207	29	55	291	32,468	32,759	—	—	32,759
Lease financings	2,460	411	137	3,008	138,778	141,786	—	170	141,956
Total	$16,004	$2,924	$192	$19,120	$3,960,551	$3,979,671	$695	$26,208	$4,006,574

Nonperforming Loans and Leases
The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2019 and December 31, 2018. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At September 30, 2019				At December 31, 2018
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$2,233	$—	$—	$2,233	$3,365	$382	$—	$3,747
Real estate—commercial real estate and construction:
Commercial real estate	28,024	—	760	28,784	18,214	—	—	18,214
Construction	256	—	—	256	106	—	—	106
Real estate—residential and home equity:
Residential secured for business purpose	2,887	—	1,109	3,996	1,318	160	—	1,478
Residential secured for personal purpose	2,087	—	—	2,087	1,587	—	—	1,587
Home equity secured for personal purpose	1,379	54	—	1,433	1,448	—	—	1,448
Loans to individuals	2	—	129	131	—	—	55	55
Lease financings	500	—	490	990	170	—	137	307
Total	$37,368	$54	$2,488	$39,910	$26,208	$542	$192	$26,942
 * Includes nonaccrual troubled debt restructured loans of $2.3 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2019 and December 31, 2018.
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

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2019
Grade:
1. Pass	$907,186	$1,690,123	$219,656	$310,514	$3,127,479
2. Special Mention	18,924	23,667	1,932	1,541	46,064
3. Substandard	17,603	23,114	257	3,929	44,903
4. Doubtful	—	—	—	—	—
Total	$943,713	$1,736,904	$221,845	$315,984	$3,218,446
At December 31, 2018
Grade:
1. Pass	$882,736	$1,455,234	$215,407	$298,356	$2,851,733
2. Special Mention	23,287	31,791	—	721	55,799
3. Substandard	7,143	20,554	106	3,316	31,119
4. Doubtful	—	—	—	—	—
Total	$913,166	$1,507,579	$215,513	$302,393	$2,938,651

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2019
Grade:
1. Pass	$15,440	$178,997	$—	$44,220	$238,657
2. Special Mention	—	1,316	—	—	1,316
3. Substandard	—	11,633	—	517	12,150
4. Doubtful	—	—	—	—	—
Total	$15,440	$191,946	$—	$44,737	$252,123
December 31, 2018
Grade:
1. Pass	$24,450	$220,911	$—	$59,567	$304,928
2. Special Mention	—	—	—	—	—
3. Substandard	69	12,714	—	836	13,619
4. Doubtful	—	—	—	—	—
Total	$24,519	$233,625	$—	$60,403	$318,547
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

The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At September 30, 2019
Performing	$387,449	$170,062	$30,444	$139,817	$727,772
Nonperforming	1,194	424	131	990	2,739
Total	$388,643	$170,486	$30,575	$140,807	$730,511
At December 31, 2018
Performing	$337,762	$177,139	$32,562	$141,649	$689,112
Nonperforming	689	384	55	307	1,435
Total	$338,451	$177,523	$32,617	$141,956	$690,547

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At September 30, 2019
Performing	$42,652	$6,159	$140	$—	$48,951
Nonperforming	893	1,009	—	—	1,902
Total	$43,545	$7,168	$140	$—	$50,853
At December 31, 2018
Performing	$49,061	$7,664	$142	$—	$56,867
Nonperforming	898	1,064	—	—	1,962
Total	$49,959	$8,728	$142	$—	$58,829

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the three and nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended September 30, 2019
Reserve for loan and lease losses:
Beginning balance	$9,129	$15,478	$2,478	$3,518	$481	$1,241	$275	$32,600
Charge-offs	(283)	(251)	—	(183)	(73)	(54)	N/A	(844)
Recoveries	182	1	98	4	20	71	N/A	376
Provision (recovery of provision)	222	593	103	273	47	(24)	310	1,524
Provision for acquired credit impaired loans	—	—	6	—	—	—	—	6
Ending balance	$9,250	$15,821	$2,685	$3,612	$475	$1,234	$585	$33,662
Three Months Ended September 30, 2018
Reserve for loan and lease losses:
Beginning balance	$7,258	$12,327	$2,004	$2,494	$447	$1,071	$51	$25,652
Charge-offs	(904)	—	(30)	—	(82)	(123)	N/A	(1,139)
Recoveries	22	1	8	6	25	51	N/A	113
Provision	813	906	72	527	82	138	206	2,744
Provision for acquired credit impaired loans	—	—	—	1	—	—	—	1
Ending balance	$7,189	$13,234	$2,054	$3,028	$472	$1,137	$257	$27,371
Nine Months Ended September 30, 2019
Reserve for loan and lease losses:
Beginning balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364
Charge-offs	(1,769)	(325)	—	(198)	(209)	(268)	N/A	(2,769)
Recoveries	283	92	108	16	58	219	N/A	776
Provision (recovery of provision)	2,753	2,151	335	594	142	(5)	314	6,284
Provision for acquired credit impaired loans	—	—	6	1	—	—	—	7
Ending balance	$9,250	$15,821	$2,685	$3,612	$475	$1,234	$585	$33,662
Nine Months Ended September 30, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(14,553)	(40)	(30)	—	(253)	(428)	N/A	(15,304)
Recoveries	271	74	266	71	71	160	N/A	913
Provision	14,729	3,361	157	1,201	281	273	203	20,205
Provision for acquired credit impaired loans	—	—	—	2	—	—	—	2
Ending balance	$7,189	$13,234	$2,054	$3,028	$472	$1,137	$257	$27,371
N/A – Not applicable

Charge-offs for the nine months ended September 30, 2018 included a charge-off of $12.7 million during the second quarter of 2018 for a commercial loan relationship related to fraudulent activities perpetrated by employees of a borrower. The Bank owned a participating interest which originally totaled $13.0 million in an approximately $80.0 million commercial lending facility. The charge-off represented the entire principal amount owed to the Bank.

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at September 30, 2019 and 2018:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At September 30, 2019
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$390	$1,485	$414	$155	$—	$—	N/A	$2,444
Ending balance: collectively evaluated for impairment	8,860	14,332	2,271	3,457	475	1,234	585	31,214
Ending balance: acquired non-credit impaired loans evaluated for impairment	—	4	—	—	—	—	—	4
Total ending balance	$9,250	$15,821	$2,685	$3,612	$475	$1,234	$585	$33,662
Loans and leases held for investment:
Ending balance: individually evaluated for impairment (1)	$2,233	$28,280	$2,887	$3,520	$2	$306		$37,228
Ending balance: collectively evaluated for impairment	941,480	1,941,575	313,307	557,512	30,573	140,501		3,924,948
Loans measured at fair value	—	349	—	—	—	—		349
Acquired non-impaired loans	15,440	180,285	44,225	48,750	140	—		288,840
Acquired credit impaired loans	—	206	302	60	—	—		568
Total ending balance	$959,153	$2,150,695	$360,721	$609,842	$30,715	$140,807		$4,251,933
At September 30, 2018
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$211	$645	$—	$192	$—	$—	N/A	$1,048
Ending balance: collectively evaluated for impairment	6,978	12,504	2,014	2,836	472	1,137	257	26,198
Ending balance: acquired non-credit impaired loans evaluated for impairment	—	85	40	—	—	—	—	125
Total ending balance	$7,189	$13,234	$2,054	$3,028	$472	$1,137	$257	$27,371
Loans and leases held for investment:
Ending balance: individually evaluated for impairment (1)	$4,889	$18,970	$1,588	$3,275	$—	$1,250		$29,972
Ending balance: collectively evaluated for impairment	862,856	1,623,458	278,588	504,381	32,096	134,758		3,436,137
Loans measured at fair value	—	1,801	—	—	—	—		1,801
Acquired non-impaired loans	26,395	245,345	65,707	59,770	142	—		397,359
Acquired credit impaired loans	182	206	448	64	—	—		900
Total ending balance	$894,322	$1,889,780	$346,331	$567,490	$32,238	$136,008		$3,866,169
(1) Includes $13.6 million and $15.3 million of acquired loans which were individually evaluated for impairment at September 30, 2019 and 2018, respectively.
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
Impaired Loans (excludes Lease Financings)
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at September 30, 2019 and December 31, 2018. The impaired loans exclude acquired credit impaired loans.

	At September 30, 2019			At December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$1,223	$1,835		$2,776	$3,361
Real estate—commercial real estate	16,343	17,277		6,578	7,516
Real estate—construction	256	261		106	111
Real estate—residential secured for business purpose	797	978		1,478	1,660
Real estate—residential secured for personal purpose	1,533	1,731		863	911
Real estate—home equity secured for personal purpose	1,433	1,524		1,373	1,404
Loans to individuals	2	2		—	—
Total impaired loans with no related reserve recorded	$21,587	$23,608		$13,174	$14,963
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$1,010	$1,010	$390	$971	$1,024	$413
Real estate—commercial real estate	11,681	12,436	1,485	11,637	12,162	675
Real estate—residential secured for business purpose	2,090	2,095	414	—	—	—
Real estate—residential secured for personal purpose	554	554	155	724	724	252
Real estate—home equity secured for personal purpose	—	—	—	75	75	75
Total impaired loans with a reserve recorded	$15,335	$16,095	$2,444	$13,407	$13,985	$1,415

Total impaired loans:
Commercial, financial and agricultural	$2,233	$2,845	$390	$3,747	$4,385	$413
Real estate—commercial real estate	28,024	29,713	1,485	18,215	19,678	675
Real estate—construction	256	261	—	106	111	—
Real estate—residential secured for business purpose	2,887	3,073	414	1,478	1,660	—
Real estate—residential secured for personal purpose	2,087	2,285	155	1,587	1,635	252
Real estate—home equity secured for personal purpose	1,433	1,524	—	1,448	1,479	75
Loans to individuals	2	2	—	—	—	—
Total impaired loans	$36,922	$39,703	$2,444	$26,581	$28,948	$1,415
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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$2,082	$—	$43	$5,671	$31	$58
Real estate—commercial real estate	19,818	—	284	19,878	22	261
Real estate—construction	219	—	8	108	—	2
Real estate—residential secured for business purpose	2,248	—	76	1,844	4	32
Real estate—residential secured for personal purpose	2,185	—	30	1,850	—	26
Real estate—home equity secured for personal purpose	1,313	—	19	1,507	—	21
Total	$27,865	$—	$460	$30,858	$57	$400
* Includes interest income recognized on a cash basis for nonaccrual loans of $0 thousand and $5 thousand for the three months ended September 30, 2019 and 2018, respectively, and interest income recognized on the accrual method for accruing impaired loans of $0 thousand and $52 thousand for the three months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$2,764	$17	$146	$6,589	$103	$269
Real estate—commercial real estate	18,839	3	780	19,935	212	813
Real estate—construction	151	—	11	128	—	7
Real estate—residential secured for business purpose	1,750	—	132	2,018	14	79
Real estate—residential secured for personal purpose	1,907	—	84	1,064	3	70
Real estate—home equity secured for personal purpose	1,364	1	62	1,026	—	60
Total	$26,775	$21	$1,215	$30,760	$332	$1,298
* Includes interest income recognized on a cash basis for nonaccrual loans of $15 thousand and $13 thousand for the nine months ended September 30, 2019 and 2018, respectively, and interest income recognized on the accrual method for accruing impaired loans of $6 thousand and $319 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Impaired Leases
The Corporation had impaired leases of $306 thousand with no related reserves at September 30, 2019. The Corporation had no impaired leases at December 31, 2018.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$19	$19	$—	—	$—	$—	$—
Total	1	$19	$19	$—	—	$—	$—	$—

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55	$55	$—	—	$—	$—	$—
Total	1	$55	$55	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural*	3	$975	$975	$—	—	$—	$—	$—
Real estate—commercial real estate*	1	1,313	1,313	—	—	—	—	—
Real estate—residential secured for personal purpose	—	—	—	—	1	66	66	—
Total	4	$2,288	$2,288	$—	1	$66	$66	$—
* Three nonaccrual troubled debt restructured loans in the above table totaling $2.3 million were modified via the execution of a forbearance agreement during the nine months ended September 30, 2019. These loans relate to one borrower and were on nonaccrual status at the time of modification.

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2019 and 2018.

	Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2019
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$19	—	$—	1	$19
Total	1	$19	—	$—	1	$19
Three Months Ended September 30, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nine Months Ended September 30, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	—	1	$55	1	$55
Total	—	$—	1	$55	1	$55
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$19	2	$956	3	$975
Real estate—commercial real estate	—	—	1	1,313	1	1,313
Total	1	$19	3	$2,269	4	$2,288
Nine Months Ended September 30, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$66	1	$66
Total	—	$—	1	$66	1	$66

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

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	At September 30, 2019	At December 31, 2018
Real estate-residential secured for personal purpose	$714	$563
Real estate-home equity secured for personal purpose	1,134	1,134
Total	$1,848	$1,697

The Corporation held no foreclosed residential real estate property at September 30, 2019 and December 31, 2018.

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
The Corporation, through Univest Capital, Inc., an equipment financing business and a subsidiary of the Bank, provides lease financing to customers primarily in the form of sales-type leases with fixed payment terms and $1.00 buyout clauses. A minor number of contracts are classified as either direct financing leases or operating leases. The fair value of the identified assets within sales-type and direct financing leases are equal to the carrying amount such that there is no profit or loss recorded or deferred upon lease commencement. All receivables related to the equipment financing business are recorded within lease financings as of September 30, 2019.
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
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2019	At December 31, 2018
2019 (excluding the nine months ended September 30, 2019)	$13,440	$55,201
2020	53,183	43,355
2021	40,004	29,678
2022	27,048	17,687
2023	14,254	6,674
Thereafter	5,374	1,975
Total future minimum lease payments receivable	153,303	154,570
Plus: Unguaranteed residual	817	600
Plus: Initial direct costs	2,056	1,904
Less: Imputed interest	(15,369)	(15,118)
Lease financings	$140,807	$141,956

Included within the "2019 (excluding the nine months ended September 30, 2019)" line item above as of September 30, 2019 and December 31, 2018 are $37 thousand and $0 thousand, respectively, of receivables related to operating lease contracts.
For the nine months ended September 30, 2019 and 2018, the Corporation recognized $6.0 million and $5.6 million, respectively, of interest income on lease financings within total interest and fees on loans and leases on the condensed consolidated statements of income. The Corporation did not record any profit or loss upon the commencement date of its leases or any lease income related to variable lease payments.
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
Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2019 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2018	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2019	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2019			At December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$—	$—	$—	$710	$710	$—
Core deposit intangibles	6,788	3,818	2,970	6,788	3,143	3,645
Customer related intangibles	8,819	7,763	1,056	12,381	10,804	1,577
Servicing rights	18,424	11,928	6,496	17,314	10,546	6,768
Total amortized intangible assets	$34,031	$23,509	$10,522	$37,193	$25,203	$11,990
The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2019 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$368
2020		1,200
2021		923
2022		666
2023		409
Thereafter		460
The Corporation has originated mortgage servicing rights, which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $8.4 million at September 30, 2019 and $11.5 million at December 31, 2018. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30, 2019 and December 31, 2018.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning of period	$6,599	$6,650	$6,768	$6,573
Servicing rights capitalized	464	406	1,051	1,093
Amortization of servicing rights	(585)	(341)	(1,320)	(951)
Changes in valuation allowance	18	—	(3)	—
End of period	$6,496	$6,715	$6,496	$6,715
Loans serviced for others	$1,055,823	$1,024,229	$1,055,823	$1,024,229
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Valuation allowance, beginning of period	$(21)	$—	$—	$—
Additions	—	—	(3)	—
Reductions	18	—	—	—
Valuation allowance, end of period	$(3)	$—	$(3)	$—
The estimated amortization expense of servicing rights for the remainder of 2019 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$1,208
2020		1,019
2021		833
2022		678
2023		549
Thereafter		2,209

Note 6. Deposits
Deposits and their respective weighted average interest rate at September 30, 2019 and December 31, 2018 consist of the following:

	At September 30, 2019		At December 31, 2018
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,198,425	—%	$1,055,919
Demand deposits	1.17	1,644,546	1.01	1,377,171
Savings deposits	0.39	776,920	0.33	782,766
Time deposits	2.02	718,100	1.76	670,077
Total	0.85%	$4,337,991	0.73%	$3,885,933
The aggregate amount of time deposits in denominations of $100 thousand or more was $388.1 million at September 30, 2019 and $283.4 million at December 31, 2018. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $232.8 million at September 30, 2019 and $129.5 million at December 31, 2018.

At September 30, 2019, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2019		$171,421
2020		309,488
2021		95,356
2022		45,339
2023		71,942
Thereafter		24,554
Total		$718,100

Note 7. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	At September 30, 2019		At December 31, 2018
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$—	—%	$108,300	2.62%
Federal funds purchased	—	—	60,000	2.60
Customer repurchase agreements	18,970	0.05	21,468	0.05

Long-term debt:
FHLB advances	$150,000	1.99%	$125,000	1.92%
Security repurchase agreements	10,128	2.60	20,330	2.71

Subordinated notes	$94,757	5.32%	$94,574	5.33%
The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.8 billion. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At September 30, 2019 and December 31, 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $692.8 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks that totaled $504.0 million and $367.0 million at September 30, 2019 and December 31, 2018, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $101.4 million and $69.5 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2019	Weighted Average Rate
Remainder of 2019	$10,000	1.35%
2020	40,000	1.70
2021	80,000	2.07
2022	10,000	2.09
2023	10,000	3.02
Thereafter	—	—
Total	$150,000	1.99%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of September 30, 2019	Weighted Average Rate
Remainder of 2019	$—	—%
2020	10,128	2.60
2021	—	—
2022	—	—
2023	—	—
Thereafter	—	—
Total	$10,128	2.60%
Long-term debt under security repurchase agreements totaling $10.1 million are variable based on the one-month LIBOR rate plus a spread.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended September 30,
	2019	2018	2019	2018
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$109	$140	$17	$22
Interest cost	476	440	23	23
Expected return on plan assets	(772)	(849)	—	—
Amortization of net actuarial loss	294	280	—	1
Accretion of prior service cost	(45)	(70)	—	—
Net periodic benefit cost (income)	$62	$(59)	$40	$46

	Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$328	$420	$50	$66
Interest cost	1,428	1,320	70	69
Expected return on plan assets	(2,313)	(2,440)	—	—
Amortization of net actuarial loss	882	841	—	3
Accretion of prior service cost	(136)	(212)	—	—
Net periodic benefit cost (income)	$189	$(71)	$120	$138
The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to make contributions of $157 thousand to its non-qualified retirement plans and $89 thousand to its other postretirement benefit plans in 2019. During the nine months ended September 30, 2019, the Corporation contributed $120 thousand to its non-qualified retirement plans and $79 thousand to its other postretirement plans. During the nine months ended September 30, 2019, $2.0 million was paid to participants from the retirement plans and $79 thousand was paid to participants from the other postretirement plans.
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
The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2019:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2019
Outstanding at December 31, 2018	597,405	$23.98
Expired	(11,256)	24.23
Forfeited	(8,000)	26.06
Exercised	(58,545)	17.16
Outstanding at September 30, 2019	519,604	24.72	6.9	$1,323
Exercisable at September 30, 2019	355,343	23.02	6.3	1,323

The following is a summary of nonvested stock options at September 30, 2019 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2018	344,230	$6.48
Vested	(171,969)	6.42
Forfeited	(8,000)	6.43
Nonvested stock options at September 30, 2019	164,261	6.54
The following aggregated assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2018. The Corporation did not issue stock options during the nine months ended September 30, 2019.

Nine Months Ended September 30, 2018
Expected option life in years	6.6
Risk free interest rate	2.80%
Expected dividend yield	2.81%
Expected volatility	27.15%
Fair value of options	$6.46
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at September 30, 2019 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards at December 31, 2018	157,579	$25.33
Granted	113,729	25.66
Vested	(44,807)	21.65
Cancelled	(17,736)	19.82
Nonvested stock awards and units at September 30, 2019	208,765	26.77
The fair value of restricted stock awards and units is equivalent to the fair value of the Corporation's stock on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018
Restricted stock awards and units granted	113,729	59,953
Weighted average grant date fair value	$25.66	$28.39
Intrinsic value of awards vested	$1,119	$2,648
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at September 30, 2019 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$624	1.3
Restricted stock awards and units	3,127	2.1
	$3,751	1.9

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Stock-based compensation expense:
Stock options	$546	$797
Restricted stock awards and units	1,372	1,582
Employee stock purchase plan	54	51
Total	$1,972	$2,430
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$444	$624

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	83	—	83
Other comprehensive income (loss)	6,157	(421)	589	6,325
Balance, September 30, 2019	$(5,064)	$(257)	$(16,687)	$(22,008)

Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(7,411)	373	499	(6,539)
Balance, September 30, 2018	$(12,873)	$384	$(16,175)	$(28,664)
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
The Corporation may use interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. Recorded amounts related to interest rate swaps are included in other assets or liabilities. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying transactions occur, at which time the deferred gains and losses are recognized in earnings. For a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value of the hedge item, to the extent attributable to the hedged risk, adjusts the carrying amount of the hedge item and is recognized in earnings.
In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At September 30, 2019, approximately $49 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2019. At September 30, 2019, the notional amount of the interest rate swap was $16.5 million, with a negative fair value of $326 thousand.
The Corporation had an interest rate swap classified as a fair value hedge for a 10-year fixed rate loan that was earning interest at 5.83%. The interest rate swap was terminated due to early payoff of the loan during the third quarter of 2019. The Corporation paid a fixed rate of 5.83% and received a floating rate based on the one-month LIBOR plus 350 basis points. The swap was due to mature in October 2021. Effective January 1, 2019, the entire change in the fair values of the interest rate swap and the hedged loan included in the assessment of hedge effectiveness was recorded in interest income in the consolidated statements of income. Prior to January 1, 2019, the difference between changes in the fair values of the interest rate swap agreement and the hedged loan represented hedge ineffectiveness and was recorded in other noninterest income in the consolidated statements of income.
The Corporation has an interest rate swap with a current notional amount of $332 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At September 30, 2019, the Corporation has thirty-three variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $221.4 million and remaining maturities ranging from less than one year to 10 years. At September 30, 2019, the fair value of the swaps to the customers was a net liability of $11.9 million and $187.2 million of notional amount of the swaps were in paying positions while $34.2 million were in receiving positions to the third-party financial institution. At September 30, 2019, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $263 thousand.
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

Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2019 and December 31, 2018. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2019
Interest rate swap - cash flow hedge	$16,487		$—	Other liabilities	$326
Interest rate swap - fair value hedge	—		—		—
Total	$16,487		$—		$326
At December 31, 2018
Interest rate swap - cash flow hedge	$17,076	Other assets	$185		$—
Interest rate swap - fair value hedge	1,346	Other assets	4		—
Total	$18,422		$189		$—
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2019 and December 31, 2018:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2019
Interest rate swap	$332		$—	Other liabilities	$17
Credit derivatives	221,384		—	Other liabilities	263
Interest rate locks with customers	57,727	Other assets	907		—
Forward loan sale commitments	60,469	Other assets	169		—
Total	$339,912		$1,076		$280
At December 31, 2018
Interest rate swap	$418		$—	Other liabilities	$20
Credit derivatives	122,410		—	Other liabilities	72
Interest rate locks with customers	21,494	Other assets	490		—
Forward loan sale commitments	23,227		—	Other liabilities	150
Total	$167,549		$490		$242

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2019	2018	2019	2018
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$(4)	$1	$(34)	$27
Interest rate swap—fair value hedge—effectiveness	Interest income	(6)	—	(5)	—
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	—	1	—	3
Total net (loss) gain		$(2)	$—	$29	$(24)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2019	2018	2019	2018
Credit derivatives	Other noninterest income	$186	$48	$768	$87
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	109	(328)	417	(223)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	366	144	319	(8)
Total net gain (loss)		$661	$(136)	$1,504	$(144)

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2019	At December 31, 2018
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(257)	$80
Total		$(257)	$80

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2019.

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
One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at September 30, 2019 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $17 thousand at September 30, 2019.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, classified using the fair value hierarchy:

	At September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$299	$—	$299
State and political subdivisions	—	40,386	—	40,386
Residential mortgage-backed securities	—	125,237	—	125,237
Collateralized mortgage obligations	—	2,523	—	2,523
Corporate bonds	—	67,294	26,404	93,698
Total available-for-sale securities	—	235,739	26,404	262,143
Equity securities:
Equity securities - financial services industry	936	—	—	936
Money market mutual funds	1,523	—	—	1,523
Total equity securities	2,459	—	—	2,459
Loans*	—	—	349	349
Interest rate locks with customers*	—	907	—	907
Forward loan sale commitments*	—	169	—	169
Total assets	$2,459	$236,815	$26,753	$266,027
Liabilities:
Contingent consideration liability	$—	$—	$186	$186
Interest rate swaps*	—	343	—	343
Credit derivatives*	—	—	263	263
Total liabilities	$—	$343	$449	$792

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$15,315	$—	$15,315
State and political subdivisions	—	65,415	—	65,415
Residential mortgage-backed securities	—	151,762	—	151,762
Collateralized mortgage obligations	—	2,888	—	2,888
Corporate bonds	—	67,398	25,729	93,127
Total available-for-sale securities	—	302,778	25,729	328,507
Equity securities:
Equity securities - financial services industry	924	—	—	924
Money market mutual funds	1,241	—	—	1,241
Total equity securities	2,165	—	—	2,165
Loans*	—	—	1,779	1,779
Interest rate swap*	—	189	—	189
Interest rate locks with customers*	—	490	—	490
Total assets	$2,165	$303,457	$27,508	$333,130
Liabilities:
Contingent consideration liability	$—	$—	$259	$259
Interest rate swaps*	—	20	—	20
Credit derivatives*	—	—	72	72
Forward loan sale commitments*	—	150	—	150
Total liabilities	$—	$170	$331	$501
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Purchases/additions	Sales	Payments received	Premium amortization, net	Increase (decrease) in value	Balance at September 30, 2019
Corporate bonds	$25,729	$—	$—	$—	$—	$675	$26,404
Loans	1,779	—	—	(1,432)	—	2	349
Credit derivatives	(72)	(958)	—	—	—	767	(263)
Net total	$27,436	$(958)	$—	$(1,432)	$—	$1,444	$26,490

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at September 30, 2018
Corporate bonds	$27,986	$—	$—	$—	$—	$(1,579)	$26,407
Loans	1,958	—	—	(110)	—	(47)	1,801
Credit derivatives	(36)	(75)	—	—	—	87	(24)
Net total	$29,908	$(75)	$—	$(110)	$—	$(1,539)	$28,184

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2019
Girard Partners	$259	$—	$97	$24	$186
Total contingent consideration liability	$259	$—	$97	$24	$186

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2018
Girard Partners	$339	$—	$67	$38	$310
Total contingent consideration liability	$339	$—	$67	$38	$310
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018:

	At September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$34,478	$34,478
Impaired leases held for investment	—	—	306	306
Other real estate owned	—	—	495	495
Total	$—	$—	$35,279	$35,279

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$25,166	$25,166
Other real estate owned	—	—	1,187	1,187
Total	$—	$—	$26,353	$26,353

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2019 and December 31, 2018. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$225,334	$—	$—	$225,334	$225,334
Held-to-maturity securities	—	186,644	—	186,644	183,845
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	29,254
Loans held for sale	—	2,912	—	2,912	2,893
Net loans and leases held for investment	—	—	4,203,743	4,203,743	4,183,138
Servicing rights	—	—	8,522	8,522	6,496
Total assets	$225,334	$189,556	$4,212,265	$4,627,155	$4,630,960
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,619,891	$—	$—	$3,619,891	$3,619,891
Time deposits	—	722,151	—	722,151	718,100
Total deposits	3,619,891	722,151	—	4,342,042	4,337,991
Short-term borrowings	—	18,970	—	18,970	18,970
Long-term debt	—	161,361	—	161,361	160,128
Subordinated notes	—	96,500	—	96,500	94,757
Total liabilities	$3,619,891	$998,982	$—	$4,618,873	$4,611,846
Off-Balance-Sheet:
Commitments to extend credit	$—	$(8,081)	$—	$(8,081)	$—

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$109,420	$—	$—	$109,420	$109,420
Held-to-maturity securities	—	141,575	—	141,575	142,634
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,337
Loans held for sale	—	1,798	—	1,798	1,754
Net loans and leases held for investment	—	—	3,924,329	3,924,329	3,950,265
Servicing rights	—	—	11,496	11,496	6,768
Total assets	$109,420	$143,373	$3,935,825	$4,188,618	$4,239,178
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,215,856	$—	$—	$3,215,856	$3,215,856
Time deposits	—	664,738	—	664,738	670,077
Total deposits	3,215,856	664,738	—	3,880,594	3,885,933
Short-term borrowings	—	189,768	—	189,768	189,768
Long-term debt	—	144,021	—	144,021	145,330
Subordinated notes	—	95,113	—	95,113	94,574
Total liabilities	$3,215,856	$1,093,640	$—	$4,309,496	$4,315,605
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,516)	$—	$(2,516)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at September 30, 2019 and December 31, 2018.
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
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2019, impaired loans held for investment had a carrying amount of $36.9 million with a valuation allowance of $2.4 million. At December 31, 2018, impaired loans held for investment had a carrying amount of $26.6 million with a valuation allowance of $1.4 million. The Corporation had impaired leases of $306 thousand with no reserve at September 30, 2019. The Corporation had no impaired leases at December 31, 2018.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2019, servicing rights had a carrying amount of $6.5 million with a valuation allowance of $3 thousand. At December 31, 2018, servicing rights carrying amount of $6.7 million with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2019, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During the nine months ended September 30, 2019, two properties were sold with total proceeds of $670 thousand. At September 30, 2019 and December 31, 2018, OREO had a carrying amount of $495 thousand and $1.2 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 13. Segment Reporting
At September 30, 2019, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers trust and investment advisory services, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisory managing private investment accounts for both individuals and institutions.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2019	At December 31, 2018	At September 30, 2018
Banking	$5,256,435	$4,895,732	$4,711,093
Wealth Management	43,305	39,090	38,042
Insurance	33,239	30,117	29,299
Other	20,632	19,408	23,564
Consolidated assets	$5,353,611	$4,984,347	$4,801,998
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$54,280	$12	$—	$8	$54,300
Interest expense	10,394	—	—	1,261	11,655
Net interest income	43,886	12	—	(1,253)	42,645
Provision for loan and lease losses	1,530	—	—	—	1,530
Noninterest income	6,491	6,049	4,039	20	16,599
Intangible expenses	209	103	66	—	378
Other noninterest expense	28,999	3,757	2,990	146	35,892
Intersegment (revenue) expense*	(307)	177	130	—	—
Income (expense) before income taxes	19,946	2,024	853	(1,379)	21,444
Income tax expense (benefit)	3,719	391	72	(400)	3,782
Net income (loss)	$16,227	$1,633	$781	$(979)	$17,662
Capital expenditures	$52	$5	$24	$134	$215

	Three Months Ended
	September 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$49,238	$9	$—	$8	$49,255
Interest expense	7,571	—	—	1,261	8,832
Net interest income	41,667	9	—	(1,253)	40,423
Provision for loan and lease losses	2,745	—	—	—	2,745
Noninterest income	5,070	5,795	3,845	151	14,861
Intangible expenses	240	136	103	—	479
Other noninterest expense	26,542	3,547	3,087	716	33,892
Intersegment (revenue) expense*	(512)	377	135	—	—
Income (expense) before income taxes	17,722	1,744	520	(1,818)	18,168
Income tax expense (benefit)	3,171	493	156	(616)	3,204
Net income (loss)	$14,551	$1,251	$364	$(1,202)	$14,964
Capital expenditures	$570	$73	$16	$86	$745

	Nine Months Ended
	September 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$160,667	$33	$—	$24	$160,724
Interest expense	30,138	—	—	3,783	33,921
Net interest income	130,529	33	—	(3,759)	126,803
Provision for loan and lease losses	6,291	—	—	—	6,291
Noninterest income	17,476	17,924	13,537	315	49,252
Intangible expenses	675	313	233	—	1,221
Other noninterest expense	84,876	11,339	9,188	1,981	107,384
Intersegment (revenue) expense*	(901)	504	397	—	—
Income (expense) before income taxes	57,064	5,801	3,719	(5,425)	61,159
Income tax expense (benefit)	10,499	1,115	334	(998)	10,950
Net income (loss)	$46,565	$4,686	$3,385	$(4,427)	$50,209
Capital expenditures	$1,187	$80	$88	$292	$1,647

	Nine Months Ended
	September 30, 2018
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$139,204	$22	$—	$23	$139,249
Interest expense	18,781	—	—	3,783	22,564
Net interest income	120,423	22	—	(3,760)	116,685
Provision for loan and lease losses	20,207	—	—	—	20,207
Noninterest income	15,320	17,397	12,835	205	45,757
Intangible expenses	898	415	372	—	1,685
Restructuring charges	571	—	—	—	571
Other noninterest expense	80,790	10,969	9,425	403	101,587
Intersegment (revenue) expense*	(1,098)	686	412	—	—
Income (expense) before income taxes	34,375	5,349	2,626	(3,958)	38,392
Income tax expense (benefit)	5,006	1,636	775	(1,196)	6,221
Net income (loss)	$29,369	$3,713	$1,851	$(2,762)	$32,171
Capital expenditures	$2,360	$162	$25	$151	$2,698
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

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet commencing at January 1, 2019. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation’s incremental borrowing rate, over the lease term at the commencement date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the majority of the Corporation’s leases are related to properties of the Bank. The Corporation continues to separately account for lease and non-lease components (such as property taxes, insurance, and maintenance costs) as historically reported. Rent expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At September 30, 2019, the Corporation's leases have remaining terms of 1 to 24 years. The Corporation does not currently have any leases with an initial term of 12 months or less, including reasonably certain renewal terms; any such future leases will be recorded on the balance sheet.

Information with respect to operating leases for the under FASB ASC 842 "Leases" follows:

(Dollars in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$948	$2,842
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases		2,636

	At September 30, 2019
Weighted-average remaining lease term in years	15.0
Weighted-average discount rate	4.24%

At September 30, 2019, maturities of lease liabilities under FASB ASC 842 "Leases" are as follows:

Maturity of Lease Liabilities	(Dollars in thousands)	Amount
Remainder of 2019		$900
2020		3,633
2021		3,689
2022		3,662
2023		3,611
Thereafter		37,298
Total lease payments		52,793
Less: imputed interest		(14,677)
Present value of lease liabilities		$38,116

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
Forward-Looking Statements
The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

•Operating, legal and regulatory risks;
•Economic, political and competitive forces impacting various lines of business;
•Legislative, regulatory and accounting changes;
•Demand for our financial products and services in our market area;
•Volatility in interest rates;
•Fluctuations in real estate values in our market area;
•The composition and credit quality of our loan and investment portfolios;
•Changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loans losses;
•Our ability to access cost-effective funding;
•Our ability to continue to implement our business strategies;
•Our ability to manage market risk, credit risk and operational risk;
•Timing of revenues and expenditures;
•Return on investment decisions;
•System failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers;
•Our ability to retain key employees;
•Other risks and uncertainties, including those occurring in the U.S. and world financial systems; and
•The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2018 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.
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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net income	$17,662	$14,964	$2,698	18.0%	$50,209	$32,171	$18,038	56.1%
Net income per share:
Basic	$0.60	$0.51	$0.09	17.6	$1.71	$1.10	$0.61	55.5
Diluted	0.60	0.51	0.09	17.6	1.71	1.09	0.62	56.9
Return on average assets	1.32%	1.23%	9 BP	7.3	1.30%	0.92%	38 BP	41.3
Return on average equity	10.62	9.70	92 BP	9.5	10.40	7.05	335 BP	47.5

The Corporation reported net income of $17.7 million, or $0.60 diluted earnings per share, for the three months ended September 30, 2019, compared to net income of $15.0 million, or $0.51 diluted earnings per share, for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $50.2 million, or $1.71 diluted earnings per share, compared to net income of $32.2 million, or $1.09 diluted earnings per share, for the nine months ended September 30, 2018.

The financial results for the three and nine months ended September 30, 2019 included a Federal Deposit Insurance Corporation (FDIC) small bank assessment credit of $988 thousand (after tax benefit of $781 thousand), which represented a favorable impact to earnings per share in each period of $0.03. The FDIC notified the Bank during September 2019 that the required deposit insurance fund reserve ratio was met at June 30, 2019, triggering the application of small bank credits. The Bank's total FDIC small bank assessment credit was $1.1 million, with the remaining credit of $114 thousand expected to be applied to the fourth quarter of 2019.

The financial results for the nine months ended September 30, 2018 included a pre-tax charge to the provision for loan and lease losses of $12.7 million (after-tax charge of $10.1 million) in the second quarter of 2018, which represented $0.34 diluted earnings per share, related to fraudulent activities by employees of a borrower. In addition, the nine months ended September 30, 2018 included a tax-free bank owned life insurance (BOLI) death benefit of $446 thousand during the second quarter of 2018, which represented $0.02 diluted earnings per share. The nine months ended September 30, 2018 included restructuring costs related to financial center closures of $451 thousand, net of tax, recognized in the first quarter of 2018, which represented $0.02 diluted earnings per share.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2019 and 2018. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
Three and nine months ended September 30, 2019 versus 2018
Net interest income on a tax-equivalent basis for the three months ended September 30, 2019 was $43.3 million, an increase of $2.2 million, or 5.4%, compared to the three months ended September 30, 2018. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2019 was $128.7 million, an increase of $10.1 million, or 8.5%, compared to the same period in 2018. The increase in tax-equivalent net interest income for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to the growth in average loans of 8.8% and 9.8%, respectively.
The net interest margin on a tax-equivalent basis for the third quarter of 2019 was 3.52%, compared to 3.71% for the third quarter of 2018. The net interest margin on a tax-equivalent basis for the nine months ended September 30, 2019 was 3.64%, compared to 3.72% for the nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, excess liquidity reduced net interest margin by approximately 13 basis points and 7 basis points, respectively, compared to 3 basis points and no impact for the three and nine months ended September 30, 2018, respectively. The excess liquidity during 2019 was primarily driven by strong deposit growth. Purchase accounting accretion had no impact on the net interest margin for the three or nine months ended September 30, 2019 compared to a favorable impact of approximately three basis points and one basis point for the three and nine months ended September 30, 2018, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$213,623	$1,178	2.19%	$80,678	$398	1.96%
U.S. government obligations	14,154	62	1.74	22,331	90	1.60
Obligations of states and political subdivisions	42,465	316	2.95	68,703	581	3.36
Other debt and equity securities	403,480	2,519	2.48	362,388	2,258	2.47
Federal Home Loan Bank, Federal Reserve Bank and other stock	30,857	519	6.67	31,107	484	6.17
Total interest-earning deposits, investments and other interest-earning assets	704,579	4,594	2.59	565,207	3,811	2.68
Commercial, financial and agricultural loans	800,006	9,952	4.94	796,593	10,184	5.07
Real estate—commercial and construction loans	1,966,593	23,439	4.73	1,729,538	20,527	4.71
Real estate—residential loans	956,224	11,570	4.80	880,589	10,447	4.71
Loans to individuals	31,504	490	6.17	32,057	499	6.18
Municipal loans and leases	333,734	3,413	4.06	316,149	3,037	3.81
Lease financings	82,424	1,482	7.13	77,369	1,409	7.23
Gross loans and leases	4,170,485	50,346	4.79	3,832,295	46,103	4.77
Total interest-earning assets	4,875,064	54,940	4.47	4,397,502	49,914	4.50
Cash and due from banks	53,019			48,737
Reserve for loan and lease losses	(33,152)			(26,099)
Premises and equipment, net	57,881			60,622
Operating lease right-of-use assets	35,238			—
Other assets	329,817			336,559
Total assets	$5,317,867			$4,817,321
Liabilities:
Interest-bearing checking deposits	$497,185	$678	0.54	$465,992	$541	0.46
Money market savings	1,004,806	4,112	1.62	813,769	2,664	1.30
Regular savings	805,632	963	0.47	787,383	581	0.29
Time deposits	715,520	3,681	2.04	633,552	2,492	1.56
Total time and interest-bearing deposits	3,023,143	9,434	1.24	2,700,696	6,278	0.92
Short-term borrowings	32,375	94	1.15	129,365	584	1.79
Long-term debt	167,338	866	2.05	148,323	709	1.90
Subordinated notes	94,724	1,261	5.28	94,480	1,261	5.30
Total borrowings	294,437	2,221	2.99	372,168	2,554	2.72
Total interest-bearing liabilities	3,317,580	11,655	1.39	3,072,864	8,832	1.14
Noninterest-bearing deposits	1,265,027			1,091,931
Operating lease liabilities	38,364			—
Accrued expenses and other liabilities	37,373			40,723
Total liabilities	4,658,344			4,205,518
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	294,138			291,499
Retained earnings and other equity	207,601			162,520
Total shareholders’ equity	659,523			611,803
Total liabilities and shareholders’ equity	$5,317,867			$4,817,321
Net interest income		$43,285			$41,082
Net interest spread			3.08			3.36
Effect of net interest-free funding sources			0.44			0.35
Net interest margin			3.52%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities	146.95%			143.11%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2019 and 2018 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$120,231	$2,016	2.24%	$45,931	$622	1.81%
U.S. government obligations	17,148	217	1.69	23,139	275	1.59
Obligations of states and political subdivisions	55,220	1,369	3.31	71,429	1,777	3.33
Other debt and equity securities	394,834	7,722	2.61	359,324	6,530	2.43
Federal Home Loan Bank, Federal Reserve Bank and other stock	31,713	1,640	6.91	30,992	1,497	6.46
Total interest-earning deposits, investments and other interest-earning assets	619,146	12,964	2.80	530,815	10,701	2.70
Commercial, financial and agricultural loans	810,321	31,299	5.16	796,520	28,834	4.84
Real estate—commercial and construction loans	1,900,901	68,108	4.79	1,664,183	57,189	4.59
Real estate—residential loans	945,477	34,465	4.87	857,442	30,168	4.70
Loans to individuals	31,985	1,518	6.35	29,683	1,356	6.11
Municipal loans and leases	333,816	9,939	3.98	313,710	8,890	3.79
Lease financings	81,698	4,376	7.16	75,853	4,106	7.24
Gross loans and leases	4,104,198	149,705	4.88	3,737,391	130,543	4.67
Total interest-earning assets	4,723,344	162,669	4.60	4,268,206	141,244	4.42
Cash and due from banks	48,231			45,490
Reserve for loan and lease losses	(31,714)			(24,027)
Premises and equipment, net	58,640			61,194
Operating lease right-of-use assets	36,056			—
Other assets	330,782			335,433
Total assets	$5,165,339			$4,686,296
Liabilities:
Interest-bearing checking deposits	$477,848	$1,849	0.52	$451,542	$1,216	0.36
Money market savings	968,894	12,094	1.67	722,859	5,765	1.07
Regular savings	804,457	2,790	0.46	808,276	1,720	0.28
Time deposits	686,794	10,015	1.95	576,540	5,810	1.35
Total time and interest-bearing deposits	2,937,993	26,748	1.22	2,559,217	14,511	0.76
Short-term borrowings	65,804	949	1.93	174,002	2,187	1.68
Long-term debt	157,484	2,441	2.07	153,211	2,083	1.82
Subordinated notes	94,664	3,783	5.34	94,420	3,783	5.36
Total borrowings	317,952	7,173	3.02	421,633	8,053	2.55
Total interest-bearing liabilities	3,255,945	33,921	1.39	2,980,850	22,564	1.01
Noninterest-bearing deposits	1,184,909			1,055,456
Operating lease liabilities	39,103			—
Accrued expenses and other liabilities	39,735			40,154
Total liabilities	4,519,692			4,076,460
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	293,465			290,746
Retained earnings and other equity	194,398			161,306
Total shareholders’ equity	645,647			609,836
Total liabilities and shareholders’ equity	$5,165,339			$4,686,296
Net interest income		$128,748			$118,680
Net interest spread			3.21			3.41
Effect of net interest-free funding sources			0.43			0.31
Net interest margin			3.64%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	145.07%			143.19%

Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2019 and 2018 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2019 Versus 2018			September 30, 2019 Versus 2018
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$728	$52	$780	$1,215	$179	$1,394
U.S. government obligations	(35)	7	(28)	(74)	16	(58)
Obligations of states and political subdivisions	(201)	(64)	(265)	(397)	(11)	(408)
Other debt and equity securities	252	9	261	681	511	1,192
Federal Home Loan Bank, Federal Reserve Bank and other stock	(4)	39	35	36	107	143
Interest on deposits, investments and other earning assets	740	43	783	1,461	802	2,263
Commercial, financial and agricultural loans	42	(274)	(232)	512	1,953	2,465
Real estate—commercial and construction loans	2,825	87	2,912	8,359	2,560	10,919
Real estate—residential loans	918	205	1,123	3,178	1,119	4,297
Loans to individuals	(8)	(1)	(9)	108	54	162
Municipal loans and leases	173	203	376	589	460	1,049
Lease financings	93	(20)	73	315	(45)	270
Interest and fees on loans and leases	4,043	200	4,243	13,061	6,101	19,162
Total interest income	4,783	243	5,026	14,522	6,903	21,425
Interest expense:
Interest-bearing checking deposits	38	99	137	74	559	633
Money market savings	707	741	1,448	2,391	3,938	6,329
Regular savings	13	369	382	(8)	1,078	1,070
Time deposits	352	837	1,189	1,265	2,940	4,205
Interest on time and interest-bearing deposits	1,110	2,046	3,156	3,722	8,515	12,237
Short-term borrowings	(332)	(158)	(490)	(1,524)	286	(1,238)
Long-term debt	97	60	157	60	298	358
Interest on borrowings	(235)	(98)	(333)	(1,464)	584	(880)
Total interest expense	875	1,948	2,823	2,258	9,099	11,357
Net interest income	$3,908	$(1,705)	$2,203	$12,264	$(2,196)	$10,068

Interest Income
Three and nine months ended September 30, 2019 versus 2018
Interest income on a tax-equivalent basis for the three months ended September 30, 2019 was $54.9 million, an increase of $5.0 million, or 10.1%, from the same period in 2018. Interest income on a tax-equivalent basis for the nine months ended September 30, 2019 was $162.7 million, an increase of $21.4 million, or 15.2%, from the same period in 2018. The increase in interest income for the three and nine months ended September 30, 2019 was primarily due to organic loan growth in commercial real estate and residential real estate loans. In addition, loan yields increased during the nine months ended September 30, 2019 primarily for commercial business and commercial real estate loans as the Federal Reserve increased interest rates 100 basis points in 2018 partially offset by a 50 basis point reduction in interest rates in the third quarter of 2019. Purchase accounting accretion had no impact on the rate on interest-earning assets for the three and nine months ended September 30, 2019, compared to a favorable impact of one basis point for the three and nine months ended September 30, 2018.
Interest Expense
Three and nine months ended September 30, 2019 versus 2018
Interest expense for the three months ended September 30, 2019 was $11.7 million, an increase of $2.8 million, or 32.0%, from the same period in 2018. Interest expense for the nine months ended September 30, 2019 was $33.9 million, an increase of $11.4 million, or 50.3%, from the same period in 2018. The increase in interest expense for the three and nine months ended September 30, 2019 was primarily due to higher deposit costs, which were impacted by the Federal Reserve interest rate increases in 2018 partially offset by the reduction in interest rates in the third quarter of 2019. In addition, average interest-bearing deposits grew 11.9% and 14.8%, respectively, for the three and nine months ended September 30, 219 compared to the same periods in 2018. The favorable impact of purchase accounting amortization on the rate on interest-bearing liabilities was one basis point for the three and nine months ended September 30, 2019, compared to a favorable impact of two basis points and three basis points for the three and nine months ended September 30, 2018, respectively.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three months ended September 30, 2019 was $1.5 million compared to $2.7 million for the same period in the prior year. Net loan and lease charge-offs for the three months ended September 30, 2019 were $468 thousand compared to $1.0 million for the same period in the prior year.
The provision for loan and leases losses for the nine months ended September 30, 2019 was $6.3 million compared to $20.2 million for the same period in 2018. Net loan and lease charge-offs for the nine months ended September 30, 2019 were $2.0 million compared to $14.4 million for the same period in the prior year. Both net loan and lease charge-offs and the provision for loan and lease losses during 2018 included the previously discussed $12.7 million commercial loan charge-off.

Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Trust fee income	$1,973	$1,960	$13	0.7%	$5,914	$6,000	$(86)	(1.4%)
Service charges on deposit accounts	1,513	1,454	59	4.1	4,395	4,116	279	6.8
Investment advisory commission and fee income	4,032	3,785	247	6.5	11,876	11,246	630	5.6
Insurance commission and fee income	3,877	3,643	234	6.4	12,962	12,243	719	5.9
Other service fee income	2,255	2,284	(29)	(1.3)	7,112	6,884	228	3.3
Bank owned life insurance income	743	865	(122)	(14.1)	2,438	2,744	(306)	(11.2)
Net gain on sales of investment securities	33	—	33	N/M	41	10	31	N/M
Net gain on mortgage banking activities	1,629	754	875	N/M	2,908	2,412	496	20.6
Other income	544	116	428	N/M	1,606	102	1,504	N/M
Total noninterest income	$16,599	$14,861	$1,738	11.7%	$49,252	$45,757	$3,495	7.6%
Three and nine months ended September 30, 2019 versus 2018
Noninterest income for the three months ended September 30, 2019 was $16.6 million, an increase of $1.7 million, or 11.7%, from the three months ended September 30, 2018. Noninterest income for the nine months ended September 30, 2019 was $49.3 million, an increase of $3.5 million, or 7.6%, from the comparable period in the prior year.

The net gain on mortgage banking activities increased $875 thousand for the three months and $496 thousand for the nine months ended September 30, 2019, primarily due to an increase in mortgage volume partially offset by contraction in margins to remain price competitive. Investment advisory commission and fee income increased $247 thousand, or 6.5%, for the three months and $630 thousand, or 5.6%, for the nine months ended September 30, 2019, primarily due to new customer relationships. Insurance commission and fee income increased $234 thousand, or 6.4%, for the three months and $719 thousand, or 5.9%, for the nine months ended September 30, 2019, primarily due to an increase in contingent commission income of $203 thousand for the three months and $323 thousand for the nine months ended September 30, 2019 as well as an increase in premiums for commercial lines and group life and health for the nine months ended September 30, 2019. Service charges on deposit accounts increased $59 thousand, or 4.1%, for the three months and $279 thousand, or 6.8%, for the nine months ended September 30, 2019, primarily due to increased fee income on commercial cash management accounts.

Other income increased $428 thousand for the three months and $1.5 million for the nine months ended September 30, 2019. Fees on risk participation agreements increased $137 thousand for the three months and $681 thousand for the nine months ended September 30, 2019 driven by increased customer activity. Gain on sale of small business administration (SBA) loans increased $55 thousand for the three months and $368 thousand for the nine months ended September 30, 2019 related to increased SBA loan sale activity. Net loss on valuations and sales of other real estate owned was $28 thousand for the nine months ended September 30, 2019 compared to $507 thousand for the nine months ended September 30, 2018.

These increases were partially offset by a decrease in BOLI income of $306 thousand, or 11.2%, for the nine months ended September 30, 2019 primarily due to proceeds from BOLI death benefits of $446 thousand recognized in the second quarter of 2018.

Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries, benefits and commissions	$22,785	$20,321	$2,464	12.1%	$66,438	$61,033	$5,405	8.9%
Net occupancy	2,475	2,515	(40)	(1.6)	7,687	7,805	(118)	(1.5)
Equipment	1,088	1,042	46	4.4	3,143	3,132	11	0.4
Data processing	2,624	2,339	285	12.2	7,765	6,662	1,103	16.6
Professional fees	1,517	1,370	147	10.7	4,088	4,056	32	0.8
Marketing and advertising	558	646	(88)	(13.6)	1,884	1,987	(103)	(5.2)
Deposit insurance premiums	(444)	544	(988)	N/M	438	1,387	(949)	(68.4)
Intangible expenses	378	479	(101)	(21.1)	1,221	1,685	(464)	(27.5)
Restructuring charges	—	—	—	—	—	571	(571)	N/M
Other expense	5,289	5,115	174	3.4	15,941	15,525	416	2.7
Total noninterest expense	$36,270	$34,371	$1,899	5.5%	$108,605	$103,843	$4,762	4.6%
Three and nine months ended September 30, 2019 versus 2018

Noninterest expense for the three months ended September 30, 2019 was $36.3 million, an increase of $1.9 million, or 5.5%, from the three months ended September 30, 2018. Noninterest expense for the nine months ended September 30, 2019 was $108.6 million, an increase of $4.8 million, or 4.6%, from the comparable period in the prior year.

Salaries, benefits and commissions increased $2.5 million, or 12.1%, for the three months and $5.4 million, or 8.9%, for the nine months ended September 30, 2019, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our commercial lending groups and annual merit increases. During the first quarter of 2019, Univest hired a team of eight commercial lenders and support staff to focus on increasing Univest’s presence in Western Lancaster and York Counties. During the second quarter of 2019, a team of three commercial lenders was hired to help expand Univest’s presence in the New Jersey suburbs of Philadelphia. Data processing expense increased $285 thousand, or 12.2%, for the three months and $1.1 million, or 16.6%, for the nine months ended September 30, 2019, primarily due to continued investments in customer relationship management software and internal infrastructure improvements as well as outsourced data processing solutions for the nine months ended September 30, 2019.

These increases were partially offset by a decrease in deposit insurance premiums of $988 thousand for the three months and $949 thousand for the nine months ended September 30, 2019 due to the previously discussed FDIC small bank assessment credit of $988 thousand which was recognized during the third quarter of 2019. Intangible expense decreased by $101 thousand, or 21.1%, for the three months and $464 thousand, or 27.5%, for the nine months ended September 30, 2019 due to run-off of the intangible assets. In addition, restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the first quarter of 2018.

Tax Provision
The provision for income taxes for the three months ended September 30, 2019 and 2018 was $3.8 million and $3.2 million, at an effective rate of 17.6% for both periods. The provision for income taxes for the nine months ended September 30, 2019 and 2018 was $11.0 million and $6.2 million, at effective rates of 17.9% and 16.2%, respectively. The Corporation's effective income tax rates were favorably impacted by discrete tax benefits. Excluding these items, the effective tax rate was 18.3% for the nine months ended September 30, 2019 and 2018.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At September 30, 2019	At December 31, 2018	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$225,334	$109,420	$115,914	N/M %
Investment securities	448,447	473,306	(24,859)	(5.3)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,254	28,337	917	3.2
Loans held for sale	2,893	1,754	1,139	64.9
Loans and leases held for investment	4,251,933	4,006,574	245,359	6.1
Reserve for loan and lease losses	(33,662)	(29,364)	(4,298)	(14.6)
Premises and equipment, net	57,171	59,559	(2,388)	(4.0)
Operating lease right-of-use assets	34,965	—	34,965	N/M
Goodwill and other intangibles, net	183,081	184,549	(1,468)	(0.8)
Bank owned life insurance	114,037	111,599	2,438	2.2
Accrued interest receivable and other assets	40,158	38,613	1,545	4.0
Total assets	$5,353,611	$4,984,347	$369,264	7.4%
Investment Securities
Total investments securities at September 30, 2019 decreased $24.9 million from December 31, 2018. Maturities and pay-downs of $65.3 million, sales of $25.0 million, calls of $5.8 million and net amortization of purchased premiums and discounts of $1.8 million were partially offset by purchases of $65.2 million and increases in the fair value of available-for-sale investment securities of $7.8 million. The increase in the fair value of available-for-sale investment securities was due to the flattening of the yield curve.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $14.5 million and $13.6 million at September 30, 2019 and December 31, 2018, respectively. FHLB stock increased $900 thousand mainly due to purchase requirements related to the increase in FHLB borrowing volume during the year.
The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at September 30, 2019 and December 31, 2018.
Loans and Leases
Gross loans and leases held for investment grew $245.4 million, or 6.1%, from December 31, 2018. The growth in loans was primarily in commercial real estate, commercial business and residential real estate loans.
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

At September 30, 2019, the recorded investment in loans and leases held for investment that were considered to be impaired was $37.2 million. The related reserve for loan and lease losses was $2.4 million. At December 31, 2018, the recorded investment in loans that were considered to be impaired was $26.6 million. The related reserve for loan losses was $1.4 million. During the third quarter of 2019, one commercial banking relationship totaling $11.6 million was placed on non-accrual status. Impaired loans include nonaccrual loans and leases and accruing troubled debt restructured loans and lease modifications for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.

Other real estate owned was $495 thousand at September 30, 2019, compared to $1.2 million at December 31, 2018. During the nine months ended September 30, 2019, a commercial real estate property with a carrying value of $654 thousand was sold for a loss of $55 thousand and two parcels of land with a carrying value of $44 thousand were sold for a gain of $27 thousand.
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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $421 thousand and $426 thousand at September 30, 2019 and December 31, 2018, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

(Dollars in thousands)	At September 30, 2019	At December 31, 2018
Commercial, financial and agricultural	$2,233	$3,365
Real estate—commercial	28,024	18,214
Real estate—construction	256	106
Real estate—residential	6,353	4,353
Loans to individuals	2	—
Lease financings	500	170
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	37,368	26,208
Accruing troubled debt restructured loans and lease modifications not included in the above	54	542
Accruing loans and leases 90 days or more past due:
Real estate—commercial	760	—
Real estate—residential	1,109	—
Loans to individuals	129	55
Lease financings	490	137
Total accruing loans and leases, 90 days or more past due	2,488	192
Total nonperforming loans and leases	39,910	26,942
Other real estate owned	495	1,187
Total nonperforming assets	$40,405	$28,129
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.88%	0.65%
Nonperforming loans and leases / loans and leases held for investment	0.94%	0.67%
Nonperforming assets / total assets	0.75%	0.56%

Allowance for loan and lease losses	$33,662	$29,364
Allowance for loan and lease losses / loans and leases held for investment	0.79%	0.73%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.85%	0.81%
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	90.08%	112.04%
Allowance for loan and lease losses / nonperforming loans and leases held for investment	84.34%	108.99%
Acquired credit impaired loans	$568	$695

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.95%	0.69%
Nonperforming assets and acquired credit impaired loans / total assets	0.77%	0.58%
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,305	$1,284

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2019	At December 31, 2018
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$37,368	$26,208
Nonaccrual loans and leases with partial charge-offs	2,052	2,210
Life-to-date partial charge-offs on nonaccrual loans and leases	1,428	1,320
Specific reserves on impaired loans	2,444	1,415
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $955 thousand and $812 thousand for the three months ended September 30, 2019 and 2018, respectively. The amortization of intangible assets was $2.5 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 5 to the Condensed Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2019 and December 31, 2018.

The Corporation also has goodwill with a net carrying value of $172.6 million at September 30, 2019 and December 31, 2018, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2019 and 2018. Since the last annual impairment analysis during 2018, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2019	At December 31, 2018	Change
			Amount	Percent
Deposits	$4,337,991	$3,885,933	$452,058	11.6%
Short-term borrowings	18,970	189,768	(170,798)	(90.0)
Long-term debt	160,128	145,330	14,798	10.2
Subordinated notes	94,757	94,574	183	0.2
Operating lease liabilities	38,116	—	38,116	N/M
Accrued interest payable and other liabilities	39,350	44,609	(5,259)	(11.8)
Total liabilities	$4,689,312	$4,360,214	$329,098	7.5%

Deposits
Total deposits increased $452.1 million, or 11.6%, from December 31, 2018, primarily due to an increase in public funds deposits of $368.1 million and increases in commercial and consumer deposits. The growth in public funds resulted from seasonal increases and new customer relationships.
Borrowings
Total borrowings decreased $155.8 million, or 36.3%, from December 31, 2018, primarily due to a decrease in short-term borrowings of $170.8 million. The increase in deposits reduced the need to borrow short-term funds.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2019	At December 31, 2018	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	N/M %
Additional paid-in capital	294,556	292,401	2,155	0.7
Retained earnings	279,158	248,167	30,991	12.5
Accumulated other comprehensive loss	(22,008)	(28,416)	6,408	22.6
Treasury stock	(45,191)	(45,803)	612	1.3
Total shareholders’ equity	$664,299	$624,133	$40,166	6.4%

The increase in shareholders' equity at September 30, 2019 of $40.2 million, or 6.4%, from December 31, 2018 was primarily related to an increase in retained earnings of $31.0 million. Retained earnings at September 30, 2019 was impacted by the nine months of net income of $50.2 million partially offset by the related adjustments to the January 1, 2019 adoption of ASU No. 2016-02 of $1.5 million and cash dividends declared of $17.6 million. Accumulated other comprehensive loss decreased by $6.4 million mainly attributable to increases in the fair value of available-for-sale investment securities of $6.2 million, net of tax.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $19.9 million and $17.7 million for the three months ended September 30, 2019 and 2018, respectively, and $57.1 million and $34.4 million for the nine months ended September 30, 2019 and 2018, respectively. See the section of this MD&A under the heading “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Loan and Lease Losses” for a discussion of the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.0 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $5.8 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. Noninterest income was $6.0 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively, and $17.9 million and $17.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in pre-tax income and noninterest income for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to a shift in the composition of assets under management and supervision from trust portfolio assets with lower earnings yield to investment advisory portfolio assets with higher earnings yield. Assets under management and supervision were $3.6 billion as of September 30, 2019, $3.3 billion as of December 31, 2018 and $3.6 billion as of September 30, 2019.

The Insurance segment reported pre-tax income of $853 thousand and $520 thousand for the three months ended September 30, 2019 and 2018, respectively, and $3.7 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. Noninterest income was $4.0 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively, and $13.5 million and $12.8 million for the nine months ended September 30, 2019 and 2018, respectively. Noninterest income increased primarily due to an increase in contingent commission income for the three and nine months ended September 30, 2019 as well as an increase in commercial lines and group life and health premiums for the nine months ended September 30, 2019.

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
Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer which require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50% beginning in the first quarter of 2019. The Corporation and the Bank were in compliance with these requirements at March 31, 2019, June 30, 2019 and September 30, 2019.
Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of September 30, 2019 and December 31, 2018 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$642,396	13.81%	$372,212	8.00%	$465,266	10.00%
Bank	541,735	11.70	370,573	8.00	463,216	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	513,253	11.03	279,159	6.00	372,212	8.00
Bank	507,349	10.95	277,930	6.00	370,573	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	513,253	11.03	209,370	4.50	302,423	6.50
Bank	507,349	10.95	208,447	4.50	301,091	6.50
Tier 1 Capital (to Average Assets):
Corporation	513,253	9.97	206,021	4.00	257,526	5.00
Bank	507,349	9.89	205,208	4.00	256,510	5.00
At December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$604,213	13.70%	$352,764	8.00%	$440,955	10.00%
Bank	506,728	11.54	351,220	8.00	439,026	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	264,573	6.00	352,764	8.00
Bank	476,639	10.86	263,415	6.00	351,220	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	198,430	4.50	286,621	6.50
Bank	476,639	10.86	197,561	4.50	285,367	6.50
Tier 1 Capital (to Average Assets):
Corporation	479,550	10.13	189,374	4.00	236,718	5.00
Bank	476,639	10.12	188,487	4.00	235,609	5.00
At September 30, 2019 and December 31, 2018, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and Total capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At September 30, 2019, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The January 1, 2019 adoption of ASU No. 2016-02 had and will continue to have a negative impact on all Corporation and Bank regulatory capital ratios. The Corporation will continue to analyze the impact of new accounting rules, such as CECL (ASU No. 2016-13) on its regulatory capital ratios.
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
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.8 billion. At September 30, 2019 and December 31, 2018, the carrying amount of overnight borrowings with the FHLB was $0 and $108.3 million, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of long-term borrowings with the FHLB was $150.0 million and $125.0 million, respectively. At September 30, 2019 and December 31, 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $692.8 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks that totaled $504.0 million and $367.0 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Corporation had $0 and $60.0 million, respectively, of outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $101.4 million and $69.5 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this program.
The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2019 and December 31, 2018, the Corporation had no outstanding borrowings under this line.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 to the Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

Recent Regulatory and Legislative Developments
Regulatory Capital Rule: Simplifications to the Capital Rule Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of regulatory capital rules for non-advanced approaches institutions. The rule increases common equity tier 1 capital threshold deductions from 10% to 25% for mortgage servicing assets, deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The rule also removes the aggregate 15% common equity tier 1 capital threshold deduction for mortgage servicing assets, deferred tax assets, and significant investments in the capital of unconsolidated financial institutions. In addition, the rule simplifies the determination of the amount of minority interests includable in regulatory capital and retains the 250% risk weight for non-deducted amounts of mortgage servicing assets and temporary difference deferred tax assets. The rule takes effect April 1, 2020 for the threshold deductions and minority interests. The Corporation does not expect that the rule changes will materially impact the Bank's and Corporation’s capital calculations.

SEC FAST Act Modernization and Simplification of Regulation S-K

On April 2, 2019, the SEC issued Release No. 33-10618; 34-85381, "FAST Act Modernization and Simplification of Regulation S-K." The amendments under this rule modernize and simplify certain disclosure requirements in a manner that reduces the costs and burdens on registrants while continuing to provide material information to investors. The amendments are also intended to improve the readability and navigability of disclosure documents and discourage repetition and disclosure of immaterial information. The amendments were effective on May 2, 2019, except for specific amendments that are effective after May 2, 2019 as cited in the rule. The Corporation provided the additional disclosures on the Form 10-Q cover page for the quarter ended March 31, 2019. The Corporation continues to analyze the amended disclosure requirements under this rule which have not become effective, but does not believe that such changes will materially impact the Corporation’s disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2019	—	$—	—	864,246
August 1 – 31, 2019	—	—	—	864,246
September 1 – 30, 2019	—	—	—	864,246
Total	—	$—	—

1.On October 23, 2013, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. The repurchased shares plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise non-qualified stock options. Shares withheld to pay income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Share repurchased pursuant to these plans during the three months ended September 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2019	3,351	$26.14
August 1 – 31, 2019	—	—
September 1 – 30, 2019	—	—
Total	3,351	$26.14

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

	Exhibit 101	The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: November 1, 2019	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2019	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)