Form 10-K
period 2019-12-31
UNIVEST FINANCIAL Corp
filed 2020-02-28
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
Commission File number 0-7617

 UNIVEST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip code)
Registrant's telephone number, including area code: (215) 721-2400

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Trading symbol	Name of each exchange on which registered
Common Stock, $5 par value	UVSP	The NASDAQ Stock Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $752,942,149 as of June 28, 2019 based on the June 28, 2019 closing price of the Registrant's Common Stock of $26.26 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,348,334
(Title of Class)	(Number of shares outstanding at February 14, 2020)

DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 22, 2020.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below as well as the risk factors described in Item 1A. “Risk Factors”:

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
•Changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•Our ability to access cost-effective funding;
•Our ability to continue to implement our business strategies;
•Our ability to manage market risk, credit risk and operational risk;
•Timing of revenue and expenditures;
•Adverse changes in the securities markets;
•Our ability to enter new markets successfully and capitalize on growth opportunities;
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

Item 1.  Business

General

The Corporation is a Pennsylvania corporation, organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the Bank). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation’s and the Bank’s legal headquarters are located at 14 North Main Street, Souderton, PA 18964. At December 31, 2019, the Corporation had total assets of $5.4 billion, net loans and leases of $4.4 billion, total deposits of $4.4 billion and total shareholders’ equity of $675.1 million.

The Bank is a Pennsylvania state-chartered bank and trust company. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia.

The Bank is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services throughout its markets of operation. The Bank is the parent company of Girard Investment Services, LLC, a registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. Girard Investments has two offices in Pennsylvania. Girard Advisory Services is headquartered in King of Prussia, Pennsylvania with a satellite office in Florida. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business headquartered in Bensalem, Pennsylvania, and Univest Insurance, LLC, an independent insurance agency which has three offices in Pennsylvania and one in Maryland.

Employees

At December 31, 2019, the Corporation and its subsidiaries employed approximately 873 individuals. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The Corporation provides banking and financial services to customers primarily in Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York counties in Pennsylvania and Atlantic and Cape May counties in New Jersey. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where twenty-four out of our thirty-nine financial centers are located.

Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retail, schools and universities and meat processing. Unemployment rates at December 2019 were 3.4% in Montgomery County and 3.8% in Bucks County, compared to Pennsylvania’s unemployment rate of 4.6% and the federal unemployment rate of 3.4%, according to the Bureau of Labor Statistics.

The Corporation ranks fifth in deposit market share in Montgomery County with thirteen financial centers and sixth in Bucks County with eleven financial centers, with 6.8% of total combined deposit market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 4% to 834,000 from 2010 to 2019, and is expected to grow another 1.8% through 2025, while Bucks County’s population has increased 0.6% to 629,000 during the same period, and is expected to grow 0.6% through 2025, according to SNL Financial. The median age is 41 years and 44 years in Montgomery and Bucks counties, respectively, consistent with the median age of 41 years in Pennsylvania and slightly higher than the median age in the United States of 38 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $97,000 for Montgomery County and $93,000 for Bucks County during 2019 and is expected to increase 13% for Montgomery County and 12% for Bucks County through 2025, according to SNL Financial. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania of $65,000 and the United States at $66,000 during 2019.

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

Other competitors, including credit unions, consumer finance companies, insurance companies, wealth management providers, leasing companies, financial technology companies, specialty finance companies, technology companies and mutual funds, compete with certain lending and deposit gathering services and insurance and wealth management services offered by the Bank and its operating segments.

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

The Bank is subject to supervision and is regularly examined by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia. The Bank is also subject to examination by the Federal Deposit Insurance Corporation (FDIC). The agencies maintain significant enforcement authority including, but not limited to, the issuance of cease and desist orders and civil money penalties, removal of directors and officers and the appointment of a receiver or conservator for a bank in appropriate circumstances.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2019. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

Capital Rules

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The risk-based capital standards applicable to the Corporation and the Bank are based on the current ~~st~~andards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. Under the Basel III rules, the minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, (8.0% to be considered “well capitalized”) and total capital ratio of 8.0% (10.0% to be considered “well capitalized”). The minimum required Tier 1 capital to average assets ratio is 4.0% (5.0% to be considered "well capitalized"). Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. See Note 20, "Regulatory Matters" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of regulatory capital rules for non-advanced approaches institutions pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996. The rule increases common equity tier 1 capital threshold deductions from 10% to 25% for mortgage servicing assets, deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The rule also removes the aggregate 15% common equity tier 1 capital threshold deduction for mortgage servicing assets, deferred tax assets, and significant investments in the capital of unconsolidated financial institutions. In addition, the rule simplifies the determination of the amount of minority interests includable in regulatory capital and retains the 250% risk weight for non-deducted amounts of mortgage servicing assets and temporary difference deferred tax assets. The rule takes effect April 1, 2020 for the threshold deductions and minority interests. The Corporation does not expect that the rule changes will materially impact the Bank's and Corporation’s capital calculations.

Legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying banking organization with assets of less than $10 billion of assets. Banking organizations with capital levels meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements (and also considered to be “well capitalized”). The federal regulators issued a final rule, effective January 1, 2020, that set the elective (“community bank leverage ratio”) at 9% tier 1 capital to average total consolidated assets.

The Board has issued a policy statement regarding dividends, by bank holding companies. In general, the Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized or otherwise suffers financial difficulties. In addition, the Board’s regulations and guidance require prior notice to the agency of a bank holding company’s payment of dividends or repurchase of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock or otherwise engage in capital distributions. The Bank is also subject to limitations and requirements under state and federal law with respect to capital distributions, including payment of dividends to the Corporation.

Wealth Management and Insurance Businesses

The Corporation's wealth management and insurance businesses are subject to additional regulatory requirements. The securities brokerage activities of Girard Investment Services, LLC are subject to regulation by the SEC, the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Girard Advisory Services, LLC and Girard Pension Services, LLC are registered investment advisory firms which are subject to regulation by the SEC. Univest Insurance, LLC is licensed by the Pennsylvania Insurance Department and is subject to its laws and the regulations.

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

Acquisitions

The Corporation, through its business segments, provide financial solutions to individuals, businesses, municipalities and non-profit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years, the Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions, to be the best integrated financial solutions provider in the market. The acquisitions included Fox Chase Bancorp on July 1, 2016 and Valley Green Bank on January 1, 2015.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. Information included on the Corporation’s website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2019 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

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

Our profitability is dependent to a large extent on our net interest income. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Changes in interest rates could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. Although we believe we have implemented strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial and prolonged change in market interest rates could adversely affect our operating results.

Net interest income may decline in a particular period if:

•In a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or
•In a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

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

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on the Corporation's financial instruments that use LIBOR as a reference rate.

The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. The Corporation believes the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which the Corporation will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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

At December 31, 2019, approximately 85.3% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases, which are generally perceived as having more risk of default than residential real estate and consumer loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in nonperforming loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

Commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be adversely affected. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

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

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, borrower liquidation of collateral or by seizure of collateral. Included in real estate-construction is track development financing. Risk factors related to track development financing include diminishing demand for residential housing and decreases in real estate valuations. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames also cause the interest carrying cost for projects to be higher than the builder projected, negatively impacting the builder’s profit and cash flow and, therefore, their ability to make principal and interest payments.

The Corporation’s allowance for possible loan and lease losses may be insufficient, and an increase in the allowance would reduce earnings.

We maintain an allowance for loan and lease losses. The allowance is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size and composition of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as impaired and augment the allowance based upon our estimation of the potential loss associated with those impaired loans and leases. Additions to our allowance for loan and lease losses decrease our net income.

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

The implementation of the FASB's accounting standard, which requires measurement of certain financial assets (including loans and certain investments) using the current expected credit losses (CECL), beginning in calendar year 2020 will have a negative impact on equity and capital ratios.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will decrease shareholders' equity and the Corporation's and Bank's regulatory capital ratios. See Note 1, "Summary of Significant Accounting Polices - Reserve for Loan and Lease Losses" of the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

We may be required to record future impairment charges on our investment securities if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for resales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions, unanticipated changes in the competitive environment, changes in market interest rates and limited investor demand, could have a negative effect on our investment portfolio in future periods. Significant impairment charges could negatively impact our earnings and regulatory capital ratios.

Changes in economic conditions and the composition of our loan and lease portfolio could lead to higher loan charge-offs and/or an increase in our provision for loan and lease losses, which may reduce our net income.

Changes in national and regional economic conditions could impact our loan and lease portfolios. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings and consequently our financial condition because customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and the quality of our loan portfolio may decline. Any of these scenarios could require us to charge off loans and/or increase our provision for loan and lease losses, which would reduce our net income and capital levels.

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

Risks Related to the Wealth Management Industry

Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management, which could reduce fees earned.

The wealth management business derives the majority of its revenue from noninterest income, which consists of trust, investment advisory and brokerage and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management and supervision may decline for various reasons including declines in the market value of the assets in the funds and accounts managed or supervised, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management and supervision may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If our assets under management and supervision decline and there is a related decrease in fees, it will negatively affect our results of operations.

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

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC, and Financial Industry Regulatory Authority ("FINRA"), may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant introducing broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Risks Related to the Insurance Industry

Revenues and profitability from our insurance business may be adversely affected by market conditions, which could reduce insurance commissions and fees earned.

The revenues of our fee-based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers change the premiums on the insurance products we sell. Due to the cyclical nature of the insurance market and the impact of other market and macroeconomic conditions on insurance premiums, commission levels may vary. The reduction of these commission rates, along with general volatility and/or declines in premiums, may adversely impact our profitability.

Risks Relating to Recent Economic Conditions and Governmental Response Efforts

The Corporation’s earnings are impacted by general business and economic conditions.

The Corporation’s operations and profitability are impacted by general business and economic conditions, including long-term and short-term interest rates, inflation, money supply, political issues, legislative, accounting and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have a material adverse effect on the Corporation's business, financial condition and results of operations.

We cannot predict the effect of legislative and regulatory initiatives, which could increase our costs of doing business and adversely affect our results of operations and financial condition.

Changes to statutes, regulations, regulatory or accounting policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements or the required size of our allowance for loan losses and change deposit insurance assessments, any of which would negatively impact our financial condition and result of operations. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

Federal regulatory agencies have the authority to change the Corporation's and Bank's capital requirements and new accounting rules could have a negative impact on our regulatory capital ratios. Accordingly, we may need to raise additional capital in the future to provide us with sufficient capital resources to meet our commitments and business needs. We may also at some point need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders. Our ability to raise additional capital, if needed, or at attractive prices, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Market and Business

The Corporation’s profitability is affected by economic conditions in Pennsylvania and New Jersey markets.

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York counties in Pennsylvania and Atlantic and Cape May counties in New Jersey. Because of our geographic concentration, a downturn in the local economy could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values or higher unemployment, could cause our levels of nonperforming assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish local economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

The Corporation operates in a highly competitive industry and market area which could adversely impact its business and results of operations.

We face substantial competition in all phases of our businesses from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial technology and financial institutions, compete with us for loans and deposits and insurance and wealth management services offered by us. Increased competition in our markets may result in reduced loans and deposits or may negatively impact pricing of such products.

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

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders' equity.

Our acquisition activities could involve a number of additional risks, including the risks of:
•Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
•Using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;
•The time and expense required to integrate the operations and personnel of the combined businesses;
•Creating an adverse short-term effect on our results of operations
•Failing to realize related revenue synergies and/or cost savings within expected time frames; and
•Losing key employees and customers or a reduction in our stock price as a result of an acquisition that is poorly received.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2019, 29% of our deposit base was comprised of noninterest-bearing deposits, of which 21% consisted of business deposits, which are primarily operating accounts for businesses, and 8% consisted of consumer deposits. The competition for these deposits in our markets is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation's information technology systems and the systems of third parties upon which the Corporation relies may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation.

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

Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. The Corporation may be required to expand additional resources to employ the latest technologies. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

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

We may be adversely affected by a world-wide pandemic.

The coronavirus outbreak may have an adverse impact on certain of the Corporation's customers directly or indirectly engaged in international trade and travel. Certain of the Corporation's customers are engaged in international trade, travel and tourism. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries.

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

The Corporation’s stock price can fluctuate in response to a variety of factors, some of which are not under our control. The factors that could cause the Corporation’s stock price to decrease include, but are not limited to:

•Our past and future dividend practice;
•Our financial condition, performance, creditworthiness and prospects;
•Variations in our operating results or the quality of our assets;
•Operating results that vary from the expectations of management, securities analysts and investors;
•Changes in expectations as to our future financial performance;
•Changes in financial markets related to market valuations of financial industry companies;
•The operating and securities price performance of other companies that investors believe are comparable to us;
•Future sales of our equity or equity-related securities;
•The credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

While the Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP,” the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for investors to sell their common stock when they want and at prices they find attractive.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation and its subsidiaries occupy fifty-five properties in Montgomery, Bucks, Philadelphia, Chester, Lehigh, Northampton and Lancaster Counties in Pennsylvania, Cape May County in New Jersey, Calvert County in Maryland and Lee County in Florida, most of which are used principally as banking offices.

The following table details the Corporation's properties as of December 31, 2019:

Property Address		Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Owned
4390 Davisville Rd., Hatboro, PA 19040	(3)	Owned
5871 Lower York Rd., Lahaska, PA 18931		Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Owned
1950 John Fries Highway, Milford Square, PA 18935		Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Owned
15 Swamp Rd., Newtown, PA 18940		Owned
921 West Ave., Ocean City, NJ 08226	(3)	Owned
401 Rhawn St., Philadelphia, PA 19111		Owned
415 Main St., Schwenksville, PA 19473		Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Owned
10 W. Broad St., Souderton, PA 18964		Owned
500 Harleysville Pk., Souderton, PA 18964		Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Owned
1041 York Rd., Warminster, PA 18974		Owned
1 Fitzwatertown Rd., Willow Grove, PA 19090		Owned
574 Main St., Bethlehem, PA 18018		Leased
694 DeKalb Pk., Blue Bell, PA 19422		Leased
4250 Oregon Pk., Brownstown, PA 17508		Leased
1135 Georgetown Rd., Christiana, PA 17509		Leased
191 W. State St., Doylestown, PA 18901		Leased
321 Main St., East Greenville, PA 18041		Leased

23 W. Highland Ave., Philadelphia, PA 19118		Leased
1536 S. Broad St., Philadelphia, PA 19146		Leased
1642 Fairmount Ave., Philadelphia, PA 19130		Leased
3601 Market St., Philadelphia, PA 19104		Leased
7226 Germantown Ave., Philadelphia, PA 19119	(3)	Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Leased
200 North High St., West Chester, PA 19380	(3)	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Leased
5089 Hamilton Blvd., Allentown, PA 18106		Land Lease
2645 Street Rd., Bensalem, PA 19020		Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Land Lease
5829 Easton Rd., Doylestown, PA 18901		Land Lease
1 Heritage Drive, Gordonville, PA 17529		Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Land Lease
545 Constitution Ave., Perkasie, PA 18944		Land Lease
940 2nd Street Pk., Richboro, PA 18954		Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (2) (3)	Owned
15 Washington Ave., Souderton, PA 18964		Owned
16 Harbor Pl., Souderton, PA 18964		Owned

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Leased
555 Croton Rd., King of Prussia, PA 19406		Leased
5000 Ritter Rd., Mechanicsburg, PA 17055		Leased

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Owned
521 Main St., Lansdale, PA 19446		Owned
9120 Chesapeake Ave., Suite 300, North Beach, MD 20714		Leased
Glenloch Corporate Campus, 1473 Dunwoody Dr., West Chester, PA 19380	(1) (3)	Owned

Other Offices:
3220 Tillman Dr., Suite 503, Bensalem, PA 19020	(1) (3)	Leased
1317 2nd Ave., Cumberland, WI 54829	(1)	Leased
1980 S. Easton Rd., Doylestown, PA 18901	(1) (2) (3)	Leased
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(3)	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Leased
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

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's common stock is traded on the NASDAQ Global Select Market under the symbol "UVSP." At February 14, 2020, the Corporation had 2,521 stockholders of record.

Broadridge Corporate Issuer Solutions, Inc. (Broadridge) serves as the Corporation’s transfer agent. Broadridge is located at 1155 Long Island Avenue, Edgewood, NY 11717. Shareholders can contact a representative by calling 866-321-8021.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2019, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2014, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on $100 Investment Made on December 31, 2014
225
200
175
150
125
100
DOLLARS
12/14
12/15
12/16
12/17
12/18
12/19
Univest Financial Corporation
NASDAQ Stock Market (US)
NASDAQ Bank

Five Year Cumulative Total Return Summary

	2014	2015	2016	2017	2018	2019
Univest Financial Corporation	100.00	107.24	164.45	153.48	121.76	155.93
NASDAQ Stock Market (US)	100.00	107.13	116.69	151.34	147.12	201.10
NASDAQ Banks	100.00	108.82	150.01	158.14	132.69	165.01

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2019, under the Corporation's Board approved program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	—	$—	—	864,246
November 1 - 30, 2019	—	—	—	864,246
December 1 – 31, 2019	—	—	—	864,246
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise non-qualified stock options. Shares withheld to pay income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - 31, 2019	—	$—
November 1 - 30, 2019	23	26.37
December 1 – 31, 2019	—	—
Total	23	$26.37

Item 6. Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Earnings
Interest income	$214,093	$190,488	$163,015	$126,607	$101,983
Interest expense	44,861	32,426	19,839	12,382	8,065
Net interest income	169,232	158,062	143,176	114,225	93,918
Provision for loan and lease losses	8,518	20,310	9,892	4,821	3,802
Net interest income after provision for loan and lease losses	160,714	137,752	133,284	109,404	90,116
Noninterest income	65,422	60,173	59,240	55,963	52,425
Noninterest expense	146,083	137,239	130,713	141,981	105,515
Net income before income taxes	80,053	60,686	61,811	23,386	37,026
Income taxes	14,334	10,143	17,717	3,881	9,758
Net income	$65,719	$50,543	$44,094	$19,505	$27,268
Financial Condition at Year End
Cash and interest-earning deposits	$125,128	$109,420	$75,409	$57,825	$60,799
Investment securities	441,599	473,306	454,082	468,518	370,760
Net loans and leases held for investment	4,351,505	3,977,210	3,598,512	3,268,387	2,161,385
Assets	5,380,924	4,984,347	4,554,862	4,230,528	2,879,451
Deposits	4,360,075	3,885,933	3,554,919	3,257,567	2,394,360
Borrowings	263,596	429,672	355,590	417,780	73,588
Shareholders' equity	675,122	624,133	603,374	505,209	361,574
Per Common Share Data
Average shares outstanding (in thousands)	29,300	29,370	26,862	23,098	19,663
Earnings per share – basic	$2.24	$1.72	$1.64	$0.85	$1.39
Earnings per share – diluted	2.24	1.72	1.64	0.84	1.39
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	23.01	21.32	20.57	19.00	18.51
Dividends declared to net income	35.7%	46.5%	49.6%	94.5%	57.4%
Profitability Ratios
Return on average assets	1.26%	1.07%	1.01%	0.56%	0.98%
Return on average equity	10.07	8.26	8.37	4.46	7.58
Average equity to average assets	12.49	12.92	12.10	12.50	12.96
Efficiency ratio	61.4	61.9	62.2	80.1	69.3
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual, troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.88%	0.65%	0.40%	0.55%	0.65%
Nonperforming loans and leases to loans and leases held for investment	0.88	0.67	0.74	0.67	0.91
Nonperforming assets to total assets	0.73	0.56	0.63	0.64	0.73
Net charge-offs to average loans and leases outstanding	0.06	0.33	0.17	0.18	0.33
Allowance for loan and lease losses to total loans and leases held for investment	0.81	0.73	0.60	0.53	0.81
Allowance for loan and lease losses to total loans and leases held for investment (excluding acquired loans at period-end)	0.85	0.81	0.70	0.73	0.94
Allowance for loan and lease losses to nonaccrual loans and leases	91.58	112.04	148.48	97.67	124.29
Allowance for loan and leases losses to nonperforming loans and leases	91.12	108.99	80.69	78.98	89.00

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

The information contained in this report may contain forward-looking statements, including statements relating to the Corporation and its financial condition and results of operations that involve certain risks, uncertainties and assumptions. The Corporation’s actual results may differ materially from those anticipated, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Part I, “Forward-Looking Statements,” Item 1A. “Risk Factors,” as well as those within this Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations and elsewhere in this report.

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

Fair Value Measurement of Investment Securities Available-for-Sale: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the balance sheet and statement of income for market value changes affecting securities. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that adjustments to either the balance sheet or statement of income may be required.

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

Reserve for Loan and Lease Losses: Reserves for loan and lease losses are provided using techniques that specifically identify losses on impaired loans and leases, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Although management believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Corporation’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our reserve for loan and lease losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing reserve for loan and lease losses may not be adequate or increases may be necessary should the quality of any loans or leases deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Corporation's financial condition and results of operations.

Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

General
The Corporation earns revenues primarily from the margins and fees generated from the lending and depository services as well as fee-based income from trust, insurance, mortgage banking, treasury management and investment services. The Corporation seeks to achieve adequate and reliable earnings through business growth while maintaining adequate levels of capital and liquidity and limiting exposure to credit and interest rate risk.

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
Net income	$65,719	$50,543	$44,094	$15,176	$6,449	30.0%	14.6%
Net income per share:
Basic	$2.24	$1.72	$1.64	$0.52	$0.08	30.2	4.9
Diluted	2.24	1.72	1.64	0.52	0.08	30.2	4.9
Return on average assets	1.26%	1.07%	1.01%	19 BP	6 BP	17.8	5.9
Return on average equity	10.07%	8.26%	8.37%	181 BP	(11 BP)	21.9	(1.3)

2019 versus 2018

The Corporation reported net income of $65.7 million, or $2.24 diluted earnings per share, for 2019 compared to net income of $50.5 million, or $1.72 diluted earnings per share for 2018.

The financial results for the year ended December 31, 2019 included a FDIC small bank assessment credit of $1.1 million (after-tax benefit of $871 thousand) of which $988 thousand was recognized during the third quarter of 2019 and $114 thousand was recognized during the fourth quarter of 2019. The FDIC credit represented a favorable impact to earnings per share of $0.03 during the third quarter and year ended December 31, 2019. In addition, the year ended December 31, 2019 included an expense related to a legal settlement with a former Fox Chase Bank customer of $869 thousand (after-tax charge of $687 thousand), or $0.02 diluted earnings per share, during the fourth quarter of 2019.

The financial results for the year ended December 31, 2018 included a net provision for loan and lease losses of $10.9 million (after-tax charge of $8.6 million), or $0.29 diluted earnings per share related to fraudulent activities by employees of a borrower. A pre-tax charge to the provision for loan and lease losses of $12.7 million (after-tax charge of $10.1 million), or $0.34 diluted earnings per share, was recognized related to this relationship during the second quarter of 2018 and a recovery of $1.8 million (after-tax recovery of $1.5 million), which represented $0.05 diluted earnings per share was included in the fourth quarter of 2018.

The year ended December 31, 2018 included two additional items: a tax-free bank owned life insurance (BOLI) death benefit of $446 thousand during the second quarter of 2018, which represented $0.02 diluted earnings per share, and restructuring costs related to financial center closures of $451 thousand, net of tax, recognized in the first quarter of 2018, which represented $0.02 diluted earnings per share.

2018 versus 2017

The Corporation reported net income of $50.5 million, or $1.72 diluted earnings per share, for 2018 compared to net income of $44.1 million, or $1.64 diluted earnings per share for 2017. The financial results for the year ended December 31, 2018 included a pre-tax charge to the provision for loan and lease losses of $10.9 million (after-tax charge of $8.6 million) which represented $0.29 diluted earnings per share, related to fraudulent activities by employees of a borrower. In addition, the financial results for the year ended December 31, 2018 included tax-free BOLI death benefit of $446 thousand during the second quarter of 2018, which represented $0.02 diluted earnings per share, offset by restructuring costs related to financial center closures of $451 thousand, net of tax, or $0.02 diluted earnings per share, recognized in the first quarter of 2018. There were no restructuring costs during the year ended December 31, 2017. The financial results for the year ended December 31, 2018 also included a reduction in the Corporation's statutory federal income tax rate from 35% to 21% effective January 1, 2018 in accordance with the TCJA.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income earned on loans and leases and investment securities and interest expense paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the years ended December 31, 2019, 2018 and 2017. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

The statutory federal tax rate utilized in the respective tables and analyses was 21% for the years ended December 31, 2019 and December 31, 2018 and 35% for the year ended December 31, 2017.

2019 versus 2018

Reported net interest income for the year ended December 31, 2019 was $169.2 million, an increase of $11.2 million, or 7.1%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2019 was $171.8 million, an increase of $11.1 million, or 6.9%, from the prior year. The increase in reported and tax-equivalent net interest income was primarily due to the growth in average loans of 9.8%. The net interest margin on a tax-equivalent basis for the year ended December 31, 2019 was 3.59% compared to 3.72% for 2018. Excess liquidity reduced net interest margin by approximately eight basis points for the year ended December 31, 2019 compared to one basis point for the year ended December 31, 2018. The favorable impact of purchase accounting accretion was two basis points for each of the years ended December 31, 2019 and 2018.

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

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$141,774	$2,876	2.03%	$56,984	$1,101	1.93%	$26,128	$280	1.07%
U.S. government obligations	14,665	254	1.73	22,930	364	1.59	30,638	423	1.38
Obligations of states and political subdivisions (1)	50,360	1,693	3.36	69,842	2,330	3.34	82,487	3,498	4.24
Other debt and equity securities	396,816	10,406	2.62	363,840	9,024	2.48	350,527	6,920	1.97
Federal funds sold and other earning assets	31,446	2,154	6.85	30,786	1,965	6.38	27,893	1,500	5.38
Total interest-earning deposits, investments, federal funds sold and other earning assets	635,061	17,383	2.74	544,382	14,784	2.72	517,673	12,621	2.44
Commercial, financial and agricultural loans	815,472	40,496	4.97	793,028	39,156	4.94	749,563	33,278	4.44
Real estate—commercial and construction loans	1,936,073	91,634	4.73	1,689,983	78,498	4.64	1,519,883	68,166	4.48
Real estate—residential loans	950,743	46,031	4.84	870,846	41,270	4.74	765,493	34,563	4.52
Loans to individuals	31,912	1,976	6.19	30,242	1,866	6.17	28,050	1,636	5.83
Municipal loans and leases (1)	331,831	13,262	4.00	316,280	12,049	3.81	282,475	12,856	4.55
Lease financings	82,588	5,904	7.15	76,561	5,514	7.20	75,383	5,533	7.34
Gross loans and leases	4,148,619	199,303	4.80	3,776,940	178,353	4.72	3,420,847	156,032	4.56
Total interest-earning assets	4,783,680	216,686	4.53	4,321,322	193,137	4.47	3,938,520	168,653	4.28
Cash and due from banks	48,877			45,979			44,424
Reserve for loan and lease losses	(32,389)			(25,154)			(20,219)
Premises and equipment, net	58,237			61,006			64,583
Operating lease right-of-use asset	35,712			—			—
Other assets	330,466			334,619			329,232
Total assets	$5,224,583			$4,737,772			$4,356,540
Liabilities:
Interest-bearing checking deposits	$500,295	2,790	0.56	$461,676	1,924	0.42	$437,678	527	0.12
Money market savings	995,403	15,843	1.59	764,777	9,137	1.19	582,703	3,390	0.58
Regular savings	802,865	3,660	0.46	798,332	2,357	0.30	847,510	2,089	0.25
Time deposits	677,199	13,276	1.96	601,674	8,768	1.46	566,079	5,271	0.93
Total time and interest-bearing deposits	2,975,762	35,569	1.20	2,626,459	22,186	0.84	2,433,970	11,277	0.46
Short-term borrowings	56,882	1,012	1.78	144,312	2,420	1.68	105,552	904	0.86
Long-term debt	156,366	3,236	2.07	150,032	2,777	1.85	186,109	2,621	1.41
Subordinated notes	94,695	5,044	5.33	94,451	5,043	5.34	94,208	5,037	5.35
Total borrowings	307,943	9,292	3.02	388,795	10,240	2.63	385,869	8,562	2.22
Total interest-bearing liabilities	3,283,705	44,861	1.37	3,015,254	32,426	1.08	2,819,839	19,839	0.70
Noninterest-bearing deposits	1,210,577			1,069,805			973,253
Operating lease liabilities	38,791			—			—
Accrued expenses and other liabilities	39,057			40,516			36,361
Total liabilities	4,572,130			4,125,575			3,829,453
Shareholders’ Equity:
Common stock	157,784			157,784			145,564
Additional paid-in capital	293,784			291,148			235,578
Retained earnings and other equity	200,885			163,265			145,945
Total shareholders’ equity	652,453			612,197			527,087
Total liabilities and shareholders’ equity	$5,224,583			$4,737,772			$4,356,540
Net interest income		$171,825			$160,711			$148,814
Net interest spread			3.16			3.39			3.58
Effect of net interest-free funding sources			0.43			0.33			0.20
Net interest margin			3.59%			3.72%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities	145.68%			143.32%			139.67%
(1) The average rate for these categories utilizes a statutory federal tax rate of 21% for 2019 and 2018 and 35% for 2017, which reduces the reported Average Rate for 2019 and 2018 as compared to 2017.
Notes:  For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2019 compared to 2018 and for the year ended December 31, 2018 compared to 2017, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2019 Versus 2018			For the Years Ended December 31, 2018 Versus 2017
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1,715	$60	$1,775	$488	$333	$821
U.S. government obligations	(140)	30	(110)	(117)	58	(59)
Obligations of states and political subdivisions	(651)	14	(637)	(490)	(678)	(1,168)
Other debt and equity securities	852	530	1,382	269	1,835	2,104
Federal funds sold and other earning assets	42	147	189	167	298	465
Interest on deposits, investments, federal funds sold and other earning assets	1,818	781	2,599	317	1,846	2,163
Commercial, financial and agricultural loans	1,103	237	1,340	1,998	3,880	5,878
Real estate—commercial and construction loans	11,592	1,544	13,136	7,832	2,500	10,332
Real estate—residential loans	3,871	890	4,761	4,955	1,752	6,707
Loans to individuals	104	6	110	132	98	230
Municipal loans and leases	602	611	1,213	1,430	(2,237)	(807)
Lease financings	428	(38)	390	86	(105)	(19)
Interest and fees on loans and leases	17,700	3,250	20,950	16,433	5,888	22,321
Total interest income	19,518	4,031	23,549	16,750	7,734	24,484
Interest expense:
Interest-bearing checking deposits	174	692	866	30	1,367	1,397
Money market savings	3,171	3,535	6,706	1,316	4,431	5,747
Regular savings	14	1,289	1,303	(130)	398	268
Time deposits	1,210	3,298	4,508	347	3,150	3,497
Interest on time and interest-bearing deposits	4,569	8,814	13,383	1,563	9,346	10,909
Short-term borrowings	(1,545)	137	(1,408)	421	1,095	1,516
Long-term debt	120	339	459	(568)	724	156
Subordinated notes	11	(10)	1	14	(8)	6
Interest on borrowings	(1,414)	466	(948)	(133)	1,811	1,678
Total interest expense	3,155	9,280	12,435	1,430	11,157	12,587
Net interest income	$16,363	$(5,249)	$11,114	$15,320	$(3,423)	$11,897

Interest Income

2019 versus 2018

Interest income on a tax-equivalent basis for the year ended December 31, 2019 was $216.7 million, an increase of $23.5 million, or 12.2%, from 2018. The increase in interest income (tax-equivalent) was primarily due to organic loan growth in commercial real estate and residential real estate loans. In addition, loan yields increased during 2019 primarily for commercial real estate and residential real estate loans as the Federal Reserve increased interest rates 100 basis points in 2018 partially offset by a reduction of 75 basis points in interest rates in the third and fourth quarters of 2019. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point for 2019, compared to a favorable impact of one basis point for 2018.

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

Interest Expense

2019 versus 2018

Interest expense for the year ended December 31, 2019 was $44.9 million, an increase of $12.4 million, or 38.3%, from 2018. The increase was primarily due to higher deposit costs, which were impacted by the Federal Reserve interest rate increases in 2018 partially offset by the reduction in interest rates in the third and fourth quarters of 2019. In addition, average interest-bearing deposits grew 13.3% during 2019 compared to 2018. The favorable impact of purchase accounting amortization on interest-bearing liabilities was one basis point for 2019, compared to a favorable impact of two basis points for 2018.

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

Provision for Loan and Lease Losses

The provision for loan and leases losses for the years ended December 31, 2019, 2018, and 2017 was $8.5 million, $20.3 million, and $9.9 million, respectively. Net loan and lease charge-offs for the years ended December 31, 2019, 2018, and 2017 were $2.6 million, $12.5 million and $5.8 million, respectively. The provision for loan and lease losses and loan and lease charge-offs in 2018 included a commercial loan net charge-off of $10.9 million previously discussed in the Executive Overview.

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
Trust fee income	$7,826	$7,882	$8,055	$(56)	$(173)	(0.7%)	(2.1%)
Service charges on deposit accounts	5,946	5,632	5,482	314	150	5.6	2.7
Investment advisory commission and fee income	15,940	15,098	13,454	842	1,644	5.6	12.2
Insurance commission and fee income	16,571	15,658	14,788	913	870	5.8	5.9
Other service fee income	9,341	9,332	8,656	9	676	0.1	7.8
Bank owned life insurance income	3,179	3,174	3,988	5	(814)	0.2	(20.4)
Net gain on sales of investment securities	54	10	48	44	(38)	N/M	(79.2)
Net gain on mortgage banking activities	3,946	3,125	4,023	821	(898)	26.3	(22.3)
Other income	2,619	262	746	2,357	(484)	N/M	(64.9)
Total noninterest income	$65,422	$60,173	$59,240	$5,249	$933	8.7%	1.6%
2019 versus 2018

Noninterest income for the year ended December 31, 2019 was $65.4 million, an increase of $5.2 million, or 8.7%, compared to 2018. The net gain on mortgage banking activities increased $821 thousand, or 26.3%, for the year ended December 31, 2019, primarily due to an increase in mortgage volume partially offset by contraction in margins to remain price competitive. Investment advisory commission and fee income increased $842 thousand, or 5.6%, for the year ended December 31, 2019, primarily due to new client relationships and appreciation of assets under management. Insurance commission and fee income increased $913 thousand, or 5.8%, for the year ended December 31, 2019, primarily due to an increase in premiums for commercial lines and group life and health as well as an increase in contingent commission income of $316 thousand for the year ended December 31, 2019. Service charges on deposit accounts increased $314 thousand, or 5.6%, for the year ended December 31, 2019, primarily due to increased fee income on commercial cash management accounts.

Other income increased $2.4 million for the year ended December 31, 2019. Fees on risk participation agreements increased $1.1 million for the year ended December 31, 2019, driven by increased customer activity. Gain on sale of small business administration (SBA) loans increased $462 thousand for the year ended December 31, 2019 due to increased SBA loan sale activity. Net loss on valuations and sales of other real estate owned was $28 thousand for the year ended December 31, 2019 compared to $626 thousand for the year ended December 31, 2018.

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

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
Salaries, benefits and commissions	$88,289	$80,488	$75,890	$7,801	$4,598	9.7%	6.1%
Net occupancy	10,221	10,260	10,433	(39)	(173)	(0.4)	(1.7)
Equipment	4,170	4,146	4,118	24	28	0.6	0.7
Data processing	10,450	9,014	8,500	1,436	514	15.9	6.0
Professional fees	5,563	5,391	5,325	172	66	3.2	1.2
Marketing and advertising	2,594	2,642	2,205	(48)	437	(1.8)	19.8
Deposit insurance premiums	780	1,836	1,636	(1,056)	200	(57.5)	12.2
Intangible expenses	1,595	2,166	2,582	(571)	(416)	(26.4)	(16.1)
Restructuring charges	—	571	—	(571)	571	N/M	N/M
Other expense	22,421	20,725	20,024	1,696	701	8.2	3.5
Total noninterest expense	$146,083	$137,239	$130,713	$8,844	$6,526	6.4%	5.0%
2019 versus 2018

Noninterest expense for the year ended December 31, 2019 was $146.1 million, an increase of $8.8 million, or 6.4%, compared to 2018. Salaries, benefits and commissions increased $7.8 million, or 9.7%, for the year ended December 31, 2019, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our commercial lending groups and annual merit increases. During 2019, Univest hired a team of eight commercial lenders and support staff to focus on increasing Univest’s presence in Western Lancaster and York Counties and hired a team of three commercial lenders to help expand Univest’s presence in the New Jersey suburbs of Philadelphia. Data processing expense increased $1.4 million, or 15.9%, for the year ended December 31, 2019, primarily due to continued investments in customer relationship management software and internal infrastructure improvements as well as outsourced data processing solutions for the year ended December 31, 2019. Other expense increased $1.7 million, or 8.2%, primarily due to a charge of $869 thousand related to a legal settlement with a former Fox Chase Bank customer.

These increases were partially offset by a decrease in deposit insurance premiums of $1.1 million for the year ended December 31, 2019 due to the previously discussed FDIC small bank assessment credit. Intangible expenses decreased by $571 thousand, or 26.4%, for the year ended December 31, 2019 due to a run-off of intangible assets from prior acquisitions. In addition, restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the first quarter of 2018. There were no restructuring costs incurred during 2019.

2018 versus 2017

Noninterest expense for the year ended December 31, 2018 was $137.2 million, an increase of $6.5 million, or 5.0%, compared to 2017. Salaries, benefits and commissions increased $4.6 million, or 6.1%, for the year ended December 31, 2018, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our financial center footprint in Lancaster County and annual merit increases. Data processing expense increased $514 thousand, or 6.0%, for the year ended December 31, 2018 primarily due to increased investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Marketing and advertising expense increased $437 thousand, or 19.8%, for the year ended December 31, 2018 primarily related to deposit product campaigns and expenses related to re-branding our wealth management division during the fourth quarter of 2018. Other expense increased $701 thousand, or 3.5%, for the year ended December 31, 2018 primarily due to increases in Bank shares tax, loan processing expenses and increased corporate development expenses. Restructuring costs related to financial center closures and staffing rationalization were $571 thousand during the first quarter of 2018. There were no restructuring costs during the year ended December 31, 2017.

Tax Provision

The provision for income taxes was $14.3 million, $10.1 million and $17.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, at effective rates of 17.9%, 16.7% and 28.7%, respectively. The effective tax rates reflect the reduction in the statutory federal tax rate from 35% in 2017 to 21% in 2018 and 2019. Additionally, the effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and leases.

The Corporation's effective income tax rate for the year ended December 31, 2019 was favorably impacted by tax-exempt income from investments in municipal securities and loans and leases. Excluding this impact, the effective tax rate was 21.2% for the year ended December 31, 2019.

The Corporation's effective income tax rate for the year ended December 31, 2018 was favorably impacted by discrete tax benefits and proceeds from BOLI death benefits. Excluding these discrete items, the effective tax rate was 18.3% for the year ended December 31, 2018. The Corporation completed the calculations of provisional items with the completion of the 2017 tax returns. The impact of the completed calculations to the re-measurement of the Corporation's net deferred tax asset resulted in an income tax benefit of $300 thousand, which the Corporation recorded in 2018.

The effective tax rate for the year ended December 31, 2017 was impacted by the TCJA due to the re-measurement of the Corporation's net deferred tax asset. The re-measurement adjustment of the net deferred tax asset was recorded as additional income tax expense of $1.1 million in the fourth quarter of 2017. In addition, the Corporation recognized a BOLI death benefit of $889 thousand in the second quarter of 2017 and a discrete tax benefit related to the vesting of restricted stock and exercise of stock options of $684 thousand for 2017 which provided a tax deduction greater than previously recorded. This change was in accordance with ASU No. 2016-09, which was implemented by the Corporation in the fourth quarter of 2016 and requires the impact of such equity-based compensation activities to be recorded as an adjustment to the income tax provision in the period incurred, rather than an adjustment to equity. Excluding these items, the effective tax rate was 28.5% for the year ended December 31, 2017.

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Cash and interest-earning deposits	$125,128	$109,420	$15,708	14.4%
Investment securities	441,599	473,306	(31,707)	(6.7)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,254	28,337	(83)	(0.3)
Loans held for sale	5,504	1,754	3,750	N/M
Loans and leases held for investment	4,386,836	4,006,574	380,262	9.5
Reserve for loan and lease losses	(35,331)	(29,364)	(5,967)	(20.3)
Premises and equipment, net	56,676	59,559	(2,883)	(4.8)
Operating lease right-of-use asset	34,418	—	34,418	N/M
Goodwill and other intangibles, net	182,843	184,549	(1,706)	(0.9)
Bank owned life insurance	114,778	111,599	3,179	2.8
Accrued interest receivable and other assets	40,219	38,613	1,606	4.2
Total assets	$5,380,924	$4,984,347	$396,577	8.0%

Investment Securities
Total investment securities at December 31, 2019 decreased $31.7 million from December 31, 2018. Maturities and pay-downs of $89.6 million, sales of $31.5 million, calls of $11.7 million and net amortization of purchased premiums and discounts of $2.3 million were partially offset by purchases of $93.1 million and increases in the fair value of available-for-sale investment securities of $10.1 million. The increase in the fair value of available-for-sale securities was due to the flattening of the yield curve.

Table 3—Investment Securities

The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2019	2018	2017
U.S. government corporations and agencies	$7,297	$22,311	$23,956
State and political subdivisions	34,595	65,415	78,297
Residential mortgage-backed securities	303,515	287,400	233,990
Collateralized mortgage obligations	2,361	2,888	3,602
Corporate bonds	91,208	93,127	107,176
Equity securities	2,623	2,165	7,061
Total investment securities	$441,599	$473,306	$454,082

Table 4—Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of the investment securities at the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. Equity securities have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2019 Amount	2019 Yield	2018 Amount	2018 Yield	2017 Amount	2017 Yield
1 Year or less	$6,622	1.81%	$28,654	1.58%	$14,213	1.44%
After 1 Year to 5 Years	42,491	2.66	46,641	2.18	67,893	1.80
After 5 Years to 10 Years	78,278	2.39	121,533	2.53	133,660	2.50
After 10 Years	311,585	2.79	274,313	2.77	231,255	2.37
No stated maturity	2,623	2.08	2,165	2.63	7,061	1.37
Total	$441,599	2.69%	$473,306	2.58%	$454,082	2.28%

Loans and Leases

Gross loans and leases held for investment at December 31, 2019 increased $380.3 million, or 9.5%, from December 31, 2018. The growth in loans was primarily commercial real estate and residential real estate loans. The loan growth in 2019 resulted from both new and existing customer relationships and $227.5 million in growth in the Corporation’s Central Pennsylvania portfolio to $661.7 million at December 31, 2019 as the Corporation continued to take advantage of opportunities as a result of market disruption caused by other bank acquisitions.

At December 31, 2019, there were no concentrations of loans or leases exceeding ten percent of total loans and leases other than as disclosed in Table 5.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$947,029	$937,685	$896,211	$823,266	$504,515
Real estate-commercial	2,040,441	1,741,204	1,542,141	1,374,949	885,892
Real estate-construction	232,595	215,513	175,836	174,844	96,541
Real estate-residential	987,467	937,457	847,811	747,715	536,893
Loans to individuals	29,883	32,759	28,300	30,373	29,732
Lease financings	149,421	141,956	129,768	134,739	125,440
Total loans and leases held for investment, net of deferred income	$4,386,836	$4,006,574	$3,620,067	$3,285,886	$2,179,013

Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2019:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years
Commercial, financial and agricultural	$947,029	$616,412	$229,273	$101,344
Real estate-commercial	2,040,441	602,618	1,187,767	250,056
Real estate-construction	232,595	156,357	33,795	42,443
Real estate-residential	987,467	274,213	359,522	353,732
Loans to individuals	29,883	21,471	6,472	1,940
Lease financings	149,421	50,882	96,834	1,705
Total gross loans and leases held for investment	$4,386,836	$1,721,953	$1,913,663	$751,220
Loans and leases with fixed predetermined interest rates	$2,172,358	$259,648	$1,539,732	$372,978
Loans and leases with variable or floating interest rates	2,214,478	1,462,305	373,931	378,242
Total gross loans and leases held for investment	$4,386,836	$1,721,953	$1,913,663	$751,220

Asset Quality

The Bank's strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans and leases. Performance of the loan and lease portfolio is monitored on a regular basis by Bank management and lending officers.

Impaired loans and leases include nonaccrual loans and leases and accruing troubled debt restructured loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. These loans are individually measured to determine the amount of potential impairment. Factors considered by management in determining impairment include payment status, borrower cash flows, collateral value and the probability of collecting scheduled principal and interest payments when due.

At December 31, 2019, the recorded investment in loans and leases held for investment that were considered to be impaired was $38.4 million. The related reserve for loan and lease losses was $2.1 million. At December 31, 2018, the recorded investment in loans and leases that were considered to be impaired was $26.6 million. The related reserve for loan and lease losses was $1.4 million. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. During 2019, one commercial banking relationship was placed on non-accrual status with a carrying balance of $11.9 million at December 31, 2019 with no specific reserve based on the related collateral. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. For the years ended December 31, 2019, 2018, and 2017, additional interest income that would have been recognized under the original terms for impaired loans was $1.8 million, $1.7 million and $889 thousand, respectively. Interest income recognized on impaired loans for the years ended December 31, 2019, 2018 and 2017 was $25 thousand, $382 thousand and $1.1 million, respectively.

Other real estate owned was $516 thousand at December 31, 2019, compared to $1.2 million at December 31, 2018. During the year ended December 31, 2019, a residential property with a carrying value of $71 thousand was transferred to other real estate owned, a commercial real estate property with a carrying value of $654 thousand was sold for a loss of $55 thousand and two parcels of land with a carrying value of $44 thousand were sold for a gain of $27 thousand. Additionally, the Bank received $50 thousand in earnest deposits on the pending sale of land.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated. Nonperforming loans and assets exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$3,442	$3,365	$4,448	$5,746	$6,915
Real estate—commercial	27,928	18,214	4,285	5,651	4,314
Real estate—construction	257	106	365	—	—
Real estate—residential	6,445	4,353	3,820	5,983	2,514
Lease financings	506	170	1,599	536	440
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	38,578	26,208	14,517	17,916	14,183
Accruing troubled debt restructured loans and lease modifications not included in the above	54	542	11,435	3,252	5,245
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	20	—	—	—	—
Real estate—residential	—	—	310	652	—
Loans to individuals	74	55	195	142	173
Lease financings	49	137	256	193	206
Total accruing loans and leases, 90 days or more past due	143	192	761	987	379
Total nonperforming loans and leases	38,775	26,942	26,713	22,155	19,807
Other real estate owned	516	1,187	1,843	4,969	1,276
Total nonperforming assets	$39,291	$28,129	$28,556	$27,124	$21,083
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.88%	0.65%	0.40%	0.55%	0.65%
Nonperforming loans and leases / loans and leases held for investment	0.88%	0.67%	0.74%	0.67%	0.91%
Nonperforming assets / total assets	0.73%	0.56%	0.63%	0.64%	0.73%

Allowance for loan and lease losses	$35,331	$29,364	$21,555	$17,499	$17,628
Allowance for loan and lease losses / loans and leases held for investment	0.81%	0.73%	0.60%	0.53%	0.81%
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.85%	0.81%	0.70%	0.73%	0.94%
Allowance for loan and lease losses / nonaccrual loans and leases	91.58%	112.04%	148.48%	97.67%	124.29%
Allowance for loan and lease losses / nonperforming loans and leases	91.12%	108.99%	80.69%	78.98%	89.00%
Acquired credit impaired loans	$264	$695	$1,583	$7,352	$1,253

Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.89%	0.69%	0.78%	0.90%	0.97%
Nonperforming assets and acquired credit impaired loans / total assets	0.74%	0.58%	0.66%	0.81%	0.78%
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$13,817	$1,284	$2,513	$1,753	$93

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$38,578	$26,208	$14,517	$17,916
Nonaccrual loans and leases with partial charge-offs	1,966	2,210	5,397	5,000
Life-to-date partial charge-offs on nonaccrual loans and leases	1,320	1,320	4,107	2,857
Specific reserves on impaired loans	2,108	1,415	131	235

Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level representing management's best estimate of known risks and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectability. Management evaluates the need to establish reserves against losses on loans and leases on a quarterly basis. When changes in the reserve are necessary, an adjustment is made. The reserve for loan and lease losses consists of a reserve for impaired loans and leases and a general valuation allowance on the remainder of the originated portfolio. Although management determines the amount of each element of the reserve separately, the entire reserve for loan and lease losses is available for losses on the portfolio. See Note 1, "Summary of Significant Accounting Polices - Reserve for Loan and Lease Losses" of the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $420 thousand and $426 thousand at December 31, 2019 and 2018, respectively.

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Average amount of loans and leases outstanding	$4,148,619	$3,776,940	$3,420,847	$2,699,973	$2,080,817
Loan and lease loss reserve at beginning of period	29,364	$21,555	$17,499	$17,628	$20,662
Charge-offs:
Commercial, financial and agricultural loans	1,965	14,655	1,030	4,827	4,793
Real estate loans	736	71	1,798	1,007	2,353
Loans to individuals	335	353	317	395	549
Lease financings	427	572	3,992	759	801
Total charge-offs	3,463	15,651	7,137	6,988	8,496
Recoveries:
Commercial, financial and agricultural loans	367	2,140	801	1,454	1,032
Real estate loans	226	691	158	260	238
Loans to individuals	75	88	136	133	176
Lease financings	244	231	206	191	214
Total recoveries	912	3,150	1,301	2,038	1,660
Net charge-offs	2,551	12,501	5,836	4,950	6,836
Provision to loan and lease loss reserve	8,532	20,299	9,892	4,646	3,623
(Recovery of provision) provision for acquired credit impaired loans	(14)	11	—	175	179
Loan and lease loss reserve at end of period	$35,331	$29,364	$21,555	$17,499	$17,628
Ratio of net charge-offs to average loans and leases	0.06%	0.33%	0.17%	0.18%	0.33%

During the second quarter of 2018, the Corporation charged-off $12.7 million related to a commercial loan borrower. During the fourth quarter of 2018, the Corporation recovered $1.8 million related to this previously charged-off loan. See Executive Overview for additional information. During 2017, the Corporation charged-off $2.8 million related to $5.0 million of software leases under a vendor referral program.

Table 9—Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2019		2018		2017		2016		2015
Commercial, financial and agricultural loans	$8,759	21.6%	$7,983	23.4%	$6,742	24.8%	$7,037	25.1%	$6,418	23.2%
Real estate loans	24,607	74.3	19,338	72.3	13,254	70.8	9,272	69.9	8,910	69.6
Loans to individuals	470	0.7	484	0.8	373	0.8	364	0.9	346	1.4
Lease financings	1,311	3.4	1,288	3.5	1,132	3.6	788	4.1	1,042	5.8
Unallocated	184	N/A	271	N/A	54	N/A	38	N/A	912	N/A
Total	$35,331	100.0%	$29,364	100.0%	$21,555	100.0%	$17,499	100.0%	$17,628	100.0%
At December 31, 2019, the specific allowance on impaired loans was $2.1 million, or 5.5% of the balance of impaired loans of $38.1 million. At December 31, 2018, the specific allowance on impaired loans was $1.4 million, or 5.3% of the balance of impaired loans of $26.6 million. At December 31, 2017, the specific allowance on impaired loans was $131 thousand, or 0.5% of the balance of impaired loans of $28.5 million.

The allocated reserves for real estate loans increased by $5.3 million at December 31, 2019 compared to December 31, 2018, primarily due to growth in real estate loans and a $1.1 million increase in specific reserves for impaired loans.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. Other intangible assets decreased $1.7 million due to a run-off of intangible assets from prior acquisitions. There was no impairment of goodwill or identifiable intangibles recorded during 2017 through 2019. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation’s future costs and obligations to employees under its benefit plans. Bank owned life insurance increased $3.2 million from December 31, 2018 from income on the underlying policies.

LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Deposits	$4,360,075	$3,885,933	$474,142	12.2%
Short-term borrowings	18,680	189,768	(171,088)	(90.2)
Long-term debt	150,098	145,330	4,768	3.3
Subordinated notes	94,818	94,574	244	0.3
Operating lease liabilities	37,617	—	37,617	N/M
Accrued interest payable and other liabilities	44,514	44,609	(95)	(0.2)
Total liabilities	$4,705,802	$4,360,214	$345,588	7.9%

Deposits

Total deposits grew $474.1 million, or 12.2%, from December 31, 2018 primarily due to an increase in public funds deposits of $201.9 million and increases in commercial and consumer deposits.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Noninterest-bearing deposits	$1,210,577	$1,069,805	$973,253
Interest-bearing checking deposits	500,295	461,676	437,678
Money market savings	995,403	764,777	582,703
Regular savings	802,865	798,332	847,510
Time deposits	677,199	601,674	566,079
Total average deposits	$4,186,339	$3,696,264	$3,407,223

The following table summarizes the maturities of time deposits with balances of $100 thousand or more. Brokered deposits in the amount of $45.0 million at December 31, 2019 are not included in total certificates of deposit of $100 thousand or more.

(Dollars in thousands)	At December 31, 2019
Due Three Months or Less	$83,619
Due Over Three Months to Six Months	60,496
Due Over Six Months to Twelve Months	47,092
Due Over Twelve Months	102,027
Total	$293,234

Borrowings

Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization from the Fox Chase acquisition. Total borrowings decreased $166.1 million from December 31, 2018 primarily due to a decrease in short-term borrowings of $171.1 million partially offset by long-term borrowings advances.

Short-term borrowings at December 31, 2019 consisted of customer repurchase agreements on an overnight basis totaling $18.7 million. Long-term debt at December 31, 2019 consisted of Federal Home Loan bank advances and commercial bank borrowings totaling $150.1 million and subordinated notes of $94.8 million. At December 31, 2019 and 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $535.6 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits.

Table 11—Borrowings

The following table summarizes the Corporation's borrowing activity at the dates indicated:

(Dollars in thousands)	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
2019
Short-term borrowings	$18,680	0.05%	$206,640	$56,882	1.78%
Long-term debt	150,098	2.04	170,218	156,366	2.07
Subordinated notes	94,818	5.32	94,818	94,695	5.33

2018
Short-term borrowings	$189,768	2.32%	$290,309	$144,312	1.68%
Long-term debt	145,330	2.03	155,782	150,032	1.85
Subordinated notes	94,574	5.33	94,574	94,451	5.34

2017
Short-term borrowings	$105,431	1.26%	$231,726	$105,552	0.86%
Long-term debt	155,828	1.69	221,762	186,109	1.41
Subordinated notes	94,331	5.35	94,331	94,208	5.35

SHAREHOLDERS' EQUITY

The following table presents total shareholders’ equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	294,999	292,401	2,598	0.9
Retained earnings	288,803	248,167	40,636	16.4
Accumulated other comprehensive loss	(21,730)	(28,416)	6,686	23.5
Treasury stock	(44,734)	(45,803)	1,069	2.3
Total shareholders’ equity	$675,122	$624,133	$50,989	8.2%

The increase in shareholders' equity at December 31, 2019 of $51.0 million from December 31, 2018 was primarily related to an increase in retained earnings of $40.6 million. Retained earnings was impacted by net income of $65.7 million, partially offset by the related adjustments to the January 1, 2019 adoption of ASU No. 2016-02 of $1.5 million and cash dividends declared of $23.4 million. Accumulated other comprehensive loss decreased by $6.7 million from December 31, 2018 mainly attributable to increases in the fair value of available-for-sale investment securities of $8.0 million, net of tax.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 22, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K (Note 22 in the Notes to the Consolidated Financial Statements).

The Banking segment reported pre-tax income of $74.4 million in 2019, $56.0 million in 2018 and $59.0 million in 2017. See the section of this MD&A under the heading “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Loan and Lease Losses” for a discussion of the Banking Segment.

The Wealth Management segment reported pre-tax income of $7.5 million in 2019, $7.2 million in 2018 and $6.7 million in 2017 and noninterest income of $23.9 million in 2019, $23.2 million in 2018 and $21.7 million in 2017. Noninterest income increased primarily due to new client relationships and favorable market performance throughout 2017, 2018 and 2019. Wealth Management assets under management and supervision were $3.8 billion as of December 31, 2019, $3.3 billion as of December

31, 2018, and $3.5 billion as of December 31, 2017. The increase in assets under management and supervision as of December 31, 2019, as compared to December 31, 2018, was primarily due to new client relationships and appreciation of assets under management and supervision, whereas the decrease in assets under management and supervision as of December 31, 2018, as compared to December 31, 2017, was primarily a result of the decrease in the equity markets in the fourth quarter of 2018.

The Insurance segment reported pre-tax income of $4.3 million in 2019, $3.0 million in 2018 and $2.8 million in 2017 and noninterest income of $17.3 million in 2019, $16.4 million in 2018 and $15.3 million in 2017. Noninterest income increased in 2019 compared to 2018 primarily due to an increase in premiums for commercial lines and group life and health as well as an increase in contingent commission income. Noninterest income increased in 2018 compared to 2017 primarily due to increases in group life and health premiums, contingent commission income, and payroll and human resources consulting services.

Capital Adequacy

Capital guidelines, which banking regulators have adopted, assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2.

At December 31, 2019, the Corporation had a Tier 1 risk-based capital ratio of 11.03% and total risk-based capital ratio of 13.78%. At December 31, 2018, the Corporation had a Tier 1 capital ratio of 10.88% and total risk-based capital ratio of 13.70%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 20, “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

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
The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure short-term rate exposure. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulation uses expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates company-developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets that banks hold tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold tend to increase in value.

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

Table 12—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation’s gap analysis at December 31, 2019:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$50,571	$50,571
Interest-earning deposits with other banks	74,557	—	—	—	—	74,557
Investment securities	71,405	57,106	206,586	104,993	1,509	441,599
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	28,254	28,254
Loans held for sale	5,504	—	—	—	—	5,504
Loans and leases, net of reserve for loan and lease losses	2,458,174	483,037	1,341,052	104,573	(35,331)	4,351,505
Other assets	—	—	—	—	428,934	428,934
Total assets	$2,609,640	$540,143	$1,547,638	$209,566	$473,937	$5,380,924
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$1,279,681	$1,279,681
Interest-bearing demand deposits	1,677,682	—	—	—	—	1,677,682
Savings deposits	796,702	—	—	—	—	796,702
Time deposits	123,489	225,110	255,656	1,755	—	606,010
Borrowings	108,596	10,000	145,000	—	—	263,596
Other liabilities	—	—	—	—	82,131	82,131
Shareholders' equity	—	—	—	—	675,122	675,122
Total liabilities and shareholders' equity	$2,706,469	$235,110	$400,656	$1,755	$2,036,934	$5,380,924
Interest rate swaps	$16,589	$—	$—	$—	$—
Incremental gap	$(80,240)	$305,033	$1,146,982	$207,811	$(1,562,997)
Cumulative gap	$(80,240)	$224,793	$1,371,775	$1,579,586
Cumulative gap as a percentage of interest-earning assets	(1.6%)	4.6%	27.8%	32.0%

The table above indicates that the Corporation should anticipate a greater amount of assets repricing over liabilities in the next twelve months. However, this table and analysis is limited as it does not take into account the magnitude of repricing due to rate changes.

Table 13—Net Interest Income - Summary of Earnings at Risk Simulation

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

The changes to net interest income are shown in the below table at December 31, 2019. The results suggest the Corporation's year-end balance sheet is slightly asset sensitive as net interest income is projected to increase in a rising rate environment; however, actual results could be materially different than modeled, due to numerous factors influencing interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$23,729	13.91%
+200 basis points	16,588	9.72
+100 basis points	8,577	5.03
-100 basis points	(11,669)	(6.84)

Credit Risk

Originating loans exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Corporation manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. While the Corporation has strict underwriting, review, and monitoring procedures in place, these procedures cannot eliminate all of the risks related to these lending activities.

The loan review department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations and provides objective measurement of the risk inherent in the loan portfolio.

The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Pennsylvania, Maryland, Delaware and New Jersey market areas at prudent loan-to-value ratios and are often supported by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored. See "Risk Factors" included herein under Item 1A for additional information on lending risk related to commercial loans.

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

The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review, and monitoring procedures in place to mitigate this risk. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk primarily by using $1.00 buyout leases, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease term for the majority of the lease portfolio.

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

Liquidity

The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings and certificates of deposit at maturity, operating expense and capital expenditures. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a daily basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

Cash Requirements, Contractual Obligations and Commitments

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2019, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one-year time period, is for the Bank to repay certificates of deposit and long-term borrowings. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Table 14—Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2019. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The table also shows the amounts and expected maturities of significant commitments at December 31, 2019. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one-year time periods.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Short-term borrowings	$18,680	$18,680	$—	$—	$—
Long-term debt and interest	154,344	52,656	91,395	10,293	—
Subordinated notes (a)	124,631	4,976	10,026	10,680	98,949
Time deposits (b)	628,427	355,654	170,361	100,206	2,206
Operating leases	51,893	3,633	7,351	7,090	33,819
Standby, performance and other letters of credit	44,386	36,708	7,552	102	24
Commitments to extend credit (c)	1,336,781	391,510	195,379	88,504	661,388
Net asset/liability derivative loan commitments (d)	(45)	(45)	—	—	—
Other long-term obligations (e)	20,164	8,173	11,124	838	29
Total contractual obligations	$2,379,261	$871,945	$493,188	$217,713	$796,415

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
(d) Includes the fair value of these contractual arrangements at December 31, 2019.
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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, which established Account Standard Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the reserve for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s reserve for loan and lease losses related to loans and leases collectively evaluated for impairment (general reserve) was $33.2 million of a total reserve for loan and lease losses of $35.3 million as of December 31, 2019. The Company estimated the general reserve using reserve factors that are calculated by loan segment and loan grade using the Bank’s historical losses and loss emergence periods (quantitative reserve). Adjustments are made for significant factors that affect the collectability of the portfolio as of the evaluation date (qualitative reserve).

We identified the assessment of the general reserve as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the general reserve methodology, inclusive of the methodologies used to estimate (1) the quantitative reserve and the key factors and assumptions, including the loan grades for commercial loans, the loss emergence periods, historical observation period, and how loans with similar characteristics are pooled, and (2) the qualitative reserve. The assessment also included an evaluation of the mathematical accuracy of the general reserve calculation.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the general reserve methodology, (2) determination of the key factors and assumptions used to estimate the quantitative reserve, (3) determination of qualitative reserve, and (4) preparation and measurement of the general reserve estimate. We tested the Company’s process to develop the general reserve estimate. Specifically, we tested the sources of data, factors, and assumptions used by considering their relevance and reliability. Additionally, we tested certain computations of the general reserve estimate.

We involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

–evaluating the Company’s general reserve methodology for compliance with U.S. generally accepted accounting principles,

–assessing the historical observation period and loss emergence period assumptions used in calculating the quantitative reserve,

–assessing portfolio segmentation to evaluate the approach used to pool loans with similar risk characteristics,

–assessing the framework to develop the qualitative reserve, as well as the application of the framework by the Company, and

–testing individual loan grades for a selection of commercial loans.

We have served as the Company’s auditor since 2004.
Philadelphia, Pennsylvania
February 28, 2020

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2019	2018

ASSETS
Cash and due from banks	$50,571	$61,573
Interest-earning deposits with other banks	74,557	47,847
Cash and cash equivalents	125,128	109,420
Investment securities held-to-maturity (fair value $194,886 and $141,575 at December 31, 2019 and 2018, respectively)	192,052	142,634
Investment securities available-for-sale	246,924	328,507
Investments in equity securities	2,623	2,165
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,254	28,337
Loans held for sale	5,504	1,754
Loans and leases held for investment	4,386,836	4,006,574
Less: Reserve for loan and lease losses	(35,331)	(29,364)
Net loans and leases held for investment	4,351,505	3,977,210
Premises and equipment, net	56,676	59,559
Operating lease right-of-use asset	34,418	—
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	10,284	11,990
Bank owned life insurance	114,778	111,599
Accrued interest receivable and other assets	40,219	38,613
Total assets	$5,380,924	$4,984,347
LIABILITIES
Noninterest-bearing deposits	$1,279,681	$1,055,919
Interest-bearing deposits:
Demand deposits	1,677,682	1,377,171
Savings deposits	796,702	782,766
Time deposits	606,010	670,077
Total deposits	4,360,075	3,885,933
Short-term borrowings	18,680	189,768
Long-term debt	150,098	145,330
Subordinated notes	94,818	94,574
Operating lease liabilities	37,617	—
Accrued interest payable and other liabilities	44,514	44,609
Total liabilities	4,705,802	4,360,214
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2019 and 2018; 31,556,799 shares issued at December 31, 2019 and 2018; 29,334,629 and 29,270,852 shares outstanding at December 31, 2019 and 2018, respectively	157,784	157,784
Additional paid-in capital	294,999	292,401
Retained earnings	288,803	248,167
Accumulated other comprehensive loss, net of tax benefit	(21,730)	(28,416)
Treasury stock, at cost; 2,222,170 and 2,285,947 shares at December 31, 2019 and 2018, respectively	(44,734)	(45,803)
Total shareholders’ equity	675,122	624,133
Total liabilities and shareholders’ equity	$5,380,924	$4,984,347
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017

Interest income
Interest and fees on loans and leases:
Taxable	$186,041	$166,304	$143,176
Exempt from federal income taxes	10,942	9,889	8,442
Total interest and fees on loans and leases	196,983	176,193	151,618
Interest and dividends on investment securities:
Taxable	10,660	9,388	7,343
Exempt from federal income taxes	1,420	1,841	2,274
Interest on deposits with other banks	2,876	1,101	280
Interest and dividends on other earning assets	2,154	1,965	1,500
Total interest income	214,093	190,488	163,015
Interest expense
Interest on demand deposits	18,633	11,061	3,917
Interest on savings deposits	3,660	2,357	2,089
Interest on time deposits	13,276	8,768	5,271
Interest on short-term borrowings	1,012	2,420	904
Interest on long-term debt and subordinated notes	8,280	7,820	7,658
Total interest expense	44,861	32,426	19,839
Net interest income	169,232	158,062	143,176
Provision for loan and lease losses	8,518	20,310	9,892
Net interest income after provision for loan and lease losses	160,714	137,752	133,284
Noninterest income
Trust fee income	7,826	7,882	8,055
Service charges on deposit accounts	5,946	5,632	5,482
Investment advisory commission and fee income	15,940	15,098	13,454
Insurance commission and fee income	16,571	15,658	14,788
Other service fee income	9,341	9,332	8,656
Bank owned life insurance income	3,179	3,174	3,988
Net gain on sales of investment securities	54	10	48
Net gain on mortgage banking activities	3,946	3,125	4,023
Other income	2,619	262	746
Total noninterest income	65,422	60,173	59,240
Noninterest expense
Salaries, benefits and commissions	88,289	80,488	75,890
Net occupancy	10,221	10,260	10,433
Equipment	4,170	4,146	4,118
Data processing	10,450	9,014	8,500
Professional fees	5,563	5,391	5,325
Marketing and advertising	2,594	2,642	2,205
Deposit insurance premiums	780	1,836	1,636
Intangible expenses	1,595	2,166	2,582
Restructuring charges	—	571	—
Other expense	22,421	20,725	20,024
Total noninterest expense	146,083	137,239	130,713
Income before income taxes	80,053	60,686	61,811
Income taxes	14,334	10,143	17,717
Net income	$65,719	$50,543	$44,094
Net income per share:
Basic	$2.24	$1.72	$1.64
Diluted	2.24	1.72	1.64
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2019			2018			2017
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$80,053	$14,334	$65,719	$60,686	$10,143	$50,543	$61,811	$17,717	$44,094
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	10,168	2,135	8,033	(7,280)	(1,529)	(5,751)	1,474	516	958
Less: reclassification adjustment for net gains on sales realized in net income (1)	(54)	(11)	(43)	(10)	(2)	(8)	(48)	(17)	(31)
Total net unrealized gains (losses) on available-for-sale investment securities	10,114	2,124	7,990	(7,290)	(1,531)	(5,759)	1,426	499	927
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(420)	(88)	(332)	74	16	58	49	17	32
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(22)	(5)	(17)	15	3	12	182	64	118
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(442)	(93)	(349)	89	19	70	231	81	150
Defined benefit pension plans:
Net unrealized losses arising during the period	(2,308)	(485)	(1,823)	(1,603)	(337)	(1,266)	(14)	(5)	(9)
Less: amortization of net actuarial loss included in net periodic pension costs (3)	1,176	248	928	1,124	236	888	1,227	429	798
Less: accretion of prior service cost included in net periodic pension costs (3)	(181)	(38)	(143)	(283)	(59)	(224)	(282)	(99)	(183)
Total defined benefit pension plans	(1,313)	(275)	(1,038)	(762)	(160)	(602)	931	325	606
Other comprehensive income (loss)	8,359	1,756	6,603	(7,963)	(1,672)	(6,291)	2,588	905	1,683
Total comprehensive income	$88,412	$16,090	$72,322	$52,723	$8,471	$44,252	$64,399	$18,622	$45,777
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

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209

Net income	—	—	—	44,094	—	—	44,094
Other comprehensive income, net of income tax	—	—	—	—	1,683	—	1,683
Cash dividends declared ($0.80 per share)	—	—	—	(21,849)	—	—	(21,849)
Stock issued under dividend reinvestment and employee stock purchase plans	82,694	—	181	—	—	2,232	2,413
Issuance of common stock, public offering	2,645,000	13,225	57,276	—	—	—	70,501
Exercise of stock options	92,370	—	(119)	—	—	1,795	1,676
Stock-based compensation	—	—	3,166	—	—	—	3,166
Purchases of treasury stock	(119,798)	—	—	—	—	(3,519)	(3,519)
Restricted stock awards granted, net of cancellations	45,240	—	(865)	—	—	865	—
Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374

Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	—	—	—	3,921	(3,921)		—
Net income	—	—	—	50,543	—	—	50,543
Other comprehensive loss, net of income tax benefit	—	—	—	—	(6,291)	—	(6,291)
Cash dividends declared ($0.80 per share)	—	—	—	(23,492)	—	—	(23,492)
Stock issued under dividend reinvestment and employee stock purchase plans	84,466	—	152	1	—	2,142	2,295
Exercise of stock options	59,750	—	(43)	—	—	1,174	1,131
Stock-based compensation	—	—	2,557	—	—	—	2,557
Purchases of treasury stock	(233,977)	—	—	—	—	(5,984)	(5,984)
Restricted stock awards granted, net of cancellations	25,754	—	(398)	—	—	398	—
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133

Adjustment to initially apply ASU No. 2016-02 for leases (1)	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities (1)	—	—	—	(39)	—	—	(39)
Net income	—	—	—	65,719	—	—	65,719
Other comprehensive income, net of income tax	—	—	—	—	6,603	—	6,603
Cash dividends declared ($0.80 per share)	—	—	—	(23,437)	—	—	(23,437)
Stock issued under dividend reinvestment and employee stock purchase plans	90,669	—	162	1	—	2,070	2,233
Exercise of stock options	69,038	—	(182)	—	—	1,385	1,203
Stock-based compensation	—	—	2,277	—	—	—	2,277
Purchases of treasury stock	(78,581)	—	—	—	—	(2,045)	(2,045)
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$65,719	$50,543	$44,094
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,518	20,310	9,892
Depreciation of premises and equipment	5,277	5,581	5,561
Net gain on sales of investment securities	(54)	(10)	(48)
Net gain on mortgage banking activities	(3,946)	(3,125)	(4,023)
Bank owned life insurance income	(3,179)	(3,174)	(3,988)
Net amortization of investment securities premiums and discounts	1,738	1,602	1,838
Amortization, fair market value adjustments and capitalization of servicing rights	141	(196)	(87)
Net accretion of acquisition accounting fair value adjustments	(761)	(1,037)	(3,022)
Stock-based compensation	2,348	2,557	3,166
Intangible expenses	1,595	2,166	2,582
Other adjustments to reconcile net income to cash (used in) provided by operating activities	(1,642)	305	(80)
Deferred tax (benefit) expense	(1,807)	(599)	7,483
Originations of loans held for sale	(227,083)	(158,097)	(188,072)
Proceeds from the sale of loans held for sale	227,473	161,357	196,813
Contributions to pension and other postretirement benefit plans	(266)	(3,264)	(2,295)
(Increase) decrease in accrued interest receivable and other assets	(2,332)	4,547	(1,369)
Increase in accrued interest payable and other liabilities	1,409	6,540	215
Net cash provided by operating activities	73,148	86,006	68,660
Cash flows from investing activities:
Net capital expenditures	(2,446)	(3,119)	(3,961)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	34,207	11,526	23,265
Proceeds from maturities, calls and principal repayments of securities available-for-sale	67,020	54,702	64,954
Proceeds from sales of securities available-for-sale	26,494	1,010	7,069
Purchases of investment securities held-to-maturity	(84,733)	(99,132)	(54,149)
Purchases of investment securities available-for-sale	(2,993)	(1,986)	(33,334)
Proceeds from sales of money market mutual funds	5,035	11,225	29,948
Purchases of money market mutual funds	(5,413)	(6,482)	(25,149)
Net decrease (increase) in other investments	83	(1,133)	(2,335)
Net increase in loans and leases	(381,343)	(398,240)	(338,481)
Proceeds from sales of other real estate owned	720	490	3,996
Purchases of bank owned life insurance	—	(1,563)	(7,271)
Proceeds from bank owned life insurance	—	1,384	2,961
Net cash used in investing activities	(343,369)	(431,318)	(332,487)
Cash flows from financing activities:
Net increase in deposits	474,190	331,170	297,792
Net (decrease) increase in short-term borrowings	(171,088)	84,337	(90,740)
Proceeds from issuance of long-term debt	25,000	10,000	95,000
Repayment of long-term debt	(20,000)	(20,000)	(65,000)
Payment of contingent consideration on acquisitions	(129)	(131)	(5,413)
Proceeds from public offering of common stock	—	—	70,501
Purchases of treasury stock	(2,045)	(5,984)	(3,519)
Stock issued under dividend reinvestment and employee stock purchase plans	2,233	2,295	2,413
Proceeds from exercise of stock options	1,203	1,131	1,676
Cash dividends paid	(23,435)	(23,495)	(21,299)
Net cash provided by financing activities	285,929	379,323	281,411
Net increase in cash and cash equivalents	15,708	34,011	17,584
Cash and cash equivalents at beginning of year	109,420	75,409	57,825
Cash and cash equivalents at end of period	$125,128	$109,420	$75,409

	For the Years Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$44,479	$30,875	$21,493
Cash paid for income taxes, net of refunds	17,171	2,022	12,599
Non cash transactions:
Transfer of loans to other real estate owned	$71	$477	$729
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

Note 1. Summary of Significant Accounting Policies

Organization

Univest Financial Corporation (the Corporation) through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. The Bank is the parent company of Girard Investment Services, LLC, a registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency and Univest Capital, Inc., an equipment financing business. The Bank's subsidiaries serve to enhance the traditional banking services provided by the Bank.
The Bank serves Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York Counties in Pennsylvania and Atlantic and Cape May Counties in New Jersey through thirty-nine banking offices and provides banking services to the residents and employees of fourteen retirement communities.

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

Earnings per Share

The Corporation uses the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under the Corporation's equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if options on common shares had been exercised. Potential common shares that may be issued by the Corporation relate to outstanding stock options and restricted stock units, and are determined using the treasury stock method. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value. Antidilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, exceeding the average restricted stock units outstanding for the periods presented.

Cash and Cash Equivalents

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

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2019 or 2018. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of estimated income taxes, reflected in accumulated other comprehensive income, a separate component of shareholders' equity. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Purchase premiums and discounts are recognized in interest income using the interest method over the expected life of the securities except for premiums on callable debt securities which are amortized to the earliest call date, effective January 1, 2019, in accordance with ASU No. 2017-08. See "Recent Accounting Pronouncements" for additional information. Due to volatility in the financial markets, there is the risk that any future fair value could vary from that disclosed in the accompanying financial statements. Realized gains and losses on the sale of investment securities are recorded on the trade date, determined using the specific identification method and are included in the consolidated statements of income.

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporations and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates, creditworthiness of the issuer and the credit rating of each security. Unrealized losses on the Corporation’s investments in debt securities that are deemed temporary in nature are recognized in other comprehensive income, net of tax. Should it be determined that a security is impacted by deteriorating credit or if it is expected the value will not recover during the expected holding period, the credit portion of the loss is recognized in earnings.

Equity securities are measured at fair value with changes in fair value recognized in net income effective January 1, 2018, in accordance with ASU No. 2016-01. The Corporation evaluates its equity securities for impairment.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

At December 31, 2019 and 2018, the Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $13.5 million and $13.6 million at December 31, 2019 and 2018, respectively. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and evaluated for other-than-temporary impairment. The Corporation determined there was no other-than-temporary impairment of its investments in these stocks at December 31, 2019 or 2018.

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

Loans and Leases

Loans are stated at the principal amount, net of deferred fees and costs. Lease financings are stated at net investment amount, consisting of the present value of lease payments and unguaranteed residual value, plus initial direct costs. Loan commitments are made to accommodate the financial needs of the customers. These commitments represent off-balance sheet items that are unfunded. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. Accrual of interest income on loans and leases ceases when collectability of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Loans and leases are considered past due based upon the failure to comply with contractual terms.

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

A loan or lease is classified as a troubled debt restructuring when a concession has been granted to an existing borrower experiencing financial difficulties. The Corporation grants concessions to existing borrowers primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are for up to one year. The goal when restructuring a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than ninety days past due.

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
Acquired Loans

Acquired loan portfolios are initially recorded at the acquisition date fair value. The fair value is based on guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs are utilized to value the portfolio and include the use of present value techniques employing cash flow estimates and incorporate assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information is not available, the Corporation uses assumptions in an effort to determine reasonable fair value. Specifically, management utilizes three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used are: (1) interest rate loan fair value analysis; (2) general credit fair value analysis; and (3) specific credit fair value analysis. There is no carryover related allowance for loan losses.

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

Loan and Lease Fees

Fees collected upon loan or lease origination and certain direct costs of originating loans and leases are deferred and recognized over the contractual lives of the related loans and leases as yield adjustments using the interest method. Upon prepayment or other disposition of the underlying loans and leases before their contractual maturities, any associated unearned fees or unamortized costs are recognized. Initial direct costs, comprised of commissions paid that would not have been incurred if the lease had not been obtained, are deferred and amortized over the life of the contract, and are classified within net interest income on leases.

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

General Reserve on the Remainder of the Portfolio

The Bank establishes a general reserve for loans and leases that are not considered impaired to recognize the inherent losses associated with lending activities. This general reserve is determined by segmenting the loan portfolio and assigning reserve factors to each category. The reserve factors are calculated using the Bank's historical losses over a determined observation period and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
•Changes in the size and composition of the portfolio and in the terms of loans;
•Changes in the experience, ability, and depth of lending management and other relevant staff;
•Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•Changes in the quality of the institution’s loan review system;
•Changes in the value of underlying collateral for collateral-dependent loans;
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

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

Mortgage servicing rights are recognized as separate assets when loans are sold and the servicing rights are retained. Capitalized mortgage servicing rights are reported in other intangible assets on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are evaluated for impairment, on a quarterly basis, based upon the estimated fair value of the rights as compared to their amortized cost. The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. The impairment test stratifies servicing assets based on predominant risk characteristics of the underlying financial assets such as the term and interest rate. In conjunction with the impairment test, the Corporation records a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost. Subsequent changes in the valuation of the assets are recorded as either an increase or a reduction of the valuation allowance, however, if the fair value exceeds amortized cost, such excess will not be recognized.

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

Proceeds from and purchases of bank-owned life insurance are reflected on the consolidated statements of cash flows under investing activities. The Corporation recognizes a liability for the future death benefit for certain endorsement split-dollar life insurance arrangements that provide an employee with a death benefit in a postretirement/termination period.

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

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. This non-qualified plan is accounted for under guidance for deferred compensation arrangements.

Stock-Based Compensation

The fair value of share-based awards is recognized as compensation expense over the vesting period, on a straight-line basis, based on the grant-date fair value of the awards.

The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation records forfeitures as they occur. Options issu~~e~~d become exercisable and vest equally over a three year period and remain exercisable for a period not exceeding ten years from the date of grant.

The fair value of restricted stock is equivalent to the fair value of the Corporation's common stock on the date of grant. The Corporation grants performance-based and service-based restricted stock. The performance-based restricted stock vests based upon the Corporation’s performance with respect to certain financial measures over a three-year period and based on the passage of time. The service-based restricted stock vests based on the passage of time. The fair value of restricted stock is recognized as compensation expense over the vesting period and for performance-based restricted stock is adjusted for a probability factor of achieving the performance goals.

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

The Corporation may use interest-rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The entire change in the fair values of the derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in interest income. In a fair value hedge, the entire change in the fair values of the interest rate swap and hedged item included in the assessment of hedge effectiveness is recorded in interest income effective January 1, 2019. Prior to January 1, 2019, the difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and was recorded in other noninterest income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

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

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale of mortgage loans to third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward loan sale commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward loan sale commitments are accounted for as derivatives and carried at fair value. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within the net gain on mortgage banking activities on the consolidated statements of income.

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2019 and 2018, 61,955 and 57,838 shares, respectively, were issued under the dividend reinvestment plan, with 197,490 shares available for future purchase at December 31, 2019.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2019 and 2018, 28,714 and 26,628 shares, respectively, were issued under the employee stock purchase plan, with 599,831 shares available for future purchase at December 31, 2019.

Revenue Recognition

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

Assets under Management and Supervision

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

2019-01, "Codification Improvements", as of January 1, 2019, which serves as an update to (ASU) No. 2016-02, and is effective for the first interim period within annual periods beginning after December 15, 2019, or January 1, 2020, for the Corporation. See Note 5, "Loans and Leases" and Note 15, "Leases" for applicable disclosures including quantitative and qualitative information about the Corporation’s leases.

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

Recent Accounting Pronouncements Yet to Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments in this ASU replace the incurred loss impairment methodology, which delayed recognition until it was probable a loss had been incurred, with a methodology that reflects expected credit losses at the time a financial asset is recorded and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation.

The Corporation will adopt this new guidance effective January 1, 2020, retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings at January 1, 2020. The Corporation has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated a discounted cash flows model utilizing a third-party software provider. While the Corporation continues to analyze and evaluate the impact of the adoption of this guidance on the Corporation's financial statements, it is anticipated that the reserve for credit losses will increase by $13.0 million to $16.0 million and shareholders' equity will decrease by $10.2 million to $12.6 million. The Corporation anticipates that the Corporation and the Bank will continue to be well capitalized after the negative impact resulting from the adoption of CECL.

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

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2019	2018	2017
Numerator:
Net income	$65,719	$50,543	$44,094
Net income allocated to unvested restricted stock awards	(236)	(333)	(409)
Net income allocated to common shares	$65,483	$50,210	$43,685
Denominator:
Weighted average shares outstanding	29,300	29,370	26,862
Average unvested restricted stock awards	(107)	(193)	(256)
Denominator for basic earnings per share—weighted-average shares outstanding	29,193	29,177	26,606
Effect of dilutive securities—employee stock options and restricted stock units	68	82	102
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,261	29,259	26,708
Basic earnings per share	$2.24	$1.72	$1.64
Diluted earnings per share	$2.24	$1.72	$1.64
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	325	319	169

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2019 and 2018 was $11.1 million and $8.3 million, respectively, and was satisfied by vault cash held at the Bank’s branches. The average balances at the Federal Reserve Bank of Philadelphia were $138.4 million and $48.3 million for the years ended December 31, 2019 and 2018, respectively.

The Corporation maintains interest-earning deposit accounts at other financial institutions and pledges certain deposits as collateral for credit derivatives and interest rate swap agreements. At December 31, 2019 and 2018, the Corporation had no deposits pledged for credit derivative and interest rate swap agreements. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2019 and 2018, by contractual maturity within each type:

	At December 31, 2019				At December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,997	$66	$—	$7,063	$6,996	$—	$(104)	$6,892
	6,997	66	—	7,063	6,996	—	(104)	6,892
Residential mortgage-backed securities:
After 5 years to 10 years	9,083	129	—	9,212	11,573	—	(135)	11,438
Over 10 years	175,972	2,749	(110)	178,611	124,065	287	(1,107)	123,245
	185,055	2,878	(110)	187,823	135,638	287	(1,242)	134,683
Total	$192,052	$2,944	$(110)	$194,886	$142,634	$287	$(1,346)	$141,575
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$301	$—	$(1)	$300	$15,108	$—	$(90)	$15,018
After 1 year to 5 years	—	—	—	—	303	—	(6)	297
	301	—	(1)	300	15,411	—	(96)	15,315
State and political subdivisions:
Within 1 year	—	—	—	—	5,900	4	(6)	5,898
After 1 year to 5 years	4,717	23	—	4,740	15,459	36	(56)	15,439
After 5 years to 10 years	29,563	292	—	29,855	43,923	318	(163)	44,078
	34,280	315	—	34,595	65,282	358	(225)	65,415
Residential mortgage-backed securities:
Within 1 year	304	9	—	313	—	—	—	—
After 1 year to 5 years	611	3	(1)	613	5,799	3	(70)	5,732
After 5 years to 10 years	36,893	107	(21)	36,979	49,904	6	(1,381)	48,529
Over 10 years	80,630	378	(453)	80,555	100,873	26	(3,398)	97,501
	118,438	497	(475)	118,460	156,576	35	(4,849)	151,762
Collateralized mortgage obligations:
After 5 years to 10 years	2,377	6	(22)	2,361	1,677	—	(78)	1,599
Over 10 years	—	—	—	—	1,305	—	(16)	1,289
	2,377	6	(22)	2,361	2,982	—	(94)	2,888
Corporate bonds:
Within 1 year	6,012	1	(4)	6,009	7,806	—	(68)	7,738
After 1 year to 5 years	29,606	596	(61)	30,141	18,508	1	(332)	18,177
After 5 years to 10 years	—	—	—	—	16,146	—	(392)	15,754
Over 10 years	60,000	—	(4,942)	55,058	60,000	—	(8,542)	51,458
	95,618	597	(5,007)	91,208	102,460	1	(9,334)	93,127
Total	$251,014	$1,415	$(5,505)	$246,924	$342,711	$394	$(14,598)	$328,507

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $340.8 million and $344.2 million at December 31, 2019 and 2018, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $12.5 million and $296 thousand were pledged to secure credit derivatives and interest rate swaps at December 31, 2019 and 2018, respectively. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Securities available-for-sale:
Proceeds from sales	$26,494	$1,010	$7,069
Gross realized gains on sales	78	10	74
Gross realized losses on sales	24	—	26
Tax expense related to net realized gains on sales	11	2	17
At December 31, 2019 and 2018, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at December 31, 2019 and 2018 by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2019
Securities Held-to-Maturity
Residential mortgage-backed securities	$26,767	$(110)	$—	$—	$26,767	$(110)
Total	$26,767	$(110)	$—	$—	$26,767	$(110)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$300	$(1)	$300	$(1)
Residential mortgage-backed securities	21,827	(62)	48,672	(413)	70,499	(475)
Collateralized mortgage obligations	—	—	1,295	(22)	1,295	(22)
Corporate bonds	998	—	65,506	(5,007)	66,504	(5,007)
Total	$22,825	$(62)	$115,773	$(5,443)	$138,598	$(5,505)

At December 31, 2018
Securities Held-to-Maturity
U.S. government corporations and agencies	$—	$—	$6,892	$(104)	$6,892	$(104)
Residential mortgage-backed securities	48,192	(472)	34,501	(770)	82,693	(1,242)
Total	$48,192	$(472)	$41,393	$(874)	$89,585	$(1,346)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$15,315	$(96)	$15,315	$(96)
State and political subdivisions	9,311	(61)	15,302	(164)	24,613	(225)
Residential mortgage-backed securities	7,099	(106)	141,924	(4,743)	149,023	(4,849)
Collateralized mortgage obligations	1,289	(16)	1,599	(78)	2,888	(94)
Corporate bonds	16,896	(235)	75,730	(9,099)	92,626	(9,334)
Total	$34,595	$(418)	$249,870	$(14,180)	$284,465	$(14,598)

At December 31, 2019, gross unrealized losses for securities available-for-sale in an unrealized loss position for twelve months or longer, totaled $5.4 million. One federal agency bond, ten investment grade corporate bonds, forty federal agency residential mortgage securities and one collateralized mortgage obligation bond had respective unrealized loss positions of $1 thousand, $5.0 million, $413 thousand and $22 thousand, respectively. The fair value of these fifty-two securities fluctuate with changes in market conditions which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. Upon review of the attributes of the individual securities, the Corporation concluded these securities were not other-than-temporarily impaired. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the years ended December 31, 2019, 2018 and 2017.

The Corporation recognized a $80 thousand net gain and a $153 thousand loss on equity securities during the years ended December 31, 2019 and 2018, respectively, in other noninterest income. There were no sales of equity securities during the year ended December 31, 2019 or 2018.

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31, 2019
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$939,564	$7,465	$947,029
Real estate-commercial	1,883,964	156,477	2,040,441
Real estate-construction	232,595	—	232,595
Real estate-residential secured for business purpose	339,349	34,624	373,973
Real estate-residential secured for personal purpose	398,254	40,805	439,059
Real estate-home equity secured for personal purpose	167,612	6,823	174,435
Loans to individuals	29,744	139	29,883
Lease financings	149,421	—	149,421
Total loans and leases held for investment, net of deferred income	$4,140,503	$246,333	$4,386,836

Imputed interest on lease financings, included in the above table	$(16,340)	$—	$(16,340)
Net deferred costs, included in the above table	5,999	—	5,999
Overdraft deposits included in the above table	407	—	407

	At December 31, 2018
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$913,166	$24,519	$937,685
Real estate-commercial	1,507,579	233,625	1,741,204
Real estate-construction	215,513	—	215,513
Real estate-residential secured for business purpose	302,393	60,403	362,796
Real estate-residential secured for personal purpose	338,451	49,959	388,410
Real estate-home equity secured for personal purpose	177,523	8,728	186,251
Loans to individuals	32,617	142	32,759
Lease financings	141,956	—	141,956
Total loans and leases held for investment, net of deferred income	$3,629,198	$377,376	$4,006,574

Imputed interest on lease financings, included in the above table	$(15,118)	$—	$(15,118)
Net deferred costs, included in the above table	3,930	—	3,930
Overdraft deposits included in the above table	139	—	139

The carrying amount of acquired loans at December 31, 2019 totaled $246.3 million, including $223.0 million of loans from the Fox Chase acquisition and $23.3 million from the Valley Green Bank acquisition. At December 31, 2019, loans acquired with deteriorated credit quality, or acquired credit impaired loans, totaled $264 thousand representing $58 thousand from the Fox Chase acquisition and $206 thousand from the Valley Green Bank acquisition.

The outstanding principal balance and carrying amount for acquired credit impaired loans at December 31, 2019 and 2018 were as follows:

(Dollars in thousands)	At December 31, 2019	At December 31, 2018
Outstanding principal balance	$348	$893
Carrying amount	264	695
Reserve for loan losses	—	—

The following table presents the changes in accretable yield on acquired credit impaired loans:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018
Beginning of period	$—	$11
Reclassification from nonaccretable discount	329	582
Accretable yield amortized to interest income	(329)	(593)
End of period	$—	$—

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current, acquired credit impaired loans and nonaccrual loans and leases at December 31, 2019 and 2018:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Acquired Credit Impaired	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2019
Commercial, financial and agricultural	$2,602	$150	$20	$2,772	$940,815	$943,587	$—	$3,442	$947,029
Real estate—commercial real estate and construction:
Commercial real estate	3,473	266	—	3,739	2,008,568	$2,012,307	206	27,928	2,040,441
Construction	—	—	—	—	232,338	$232,338	—	257	232,595
Real estate—residential and home equity:
Residential secured for business purpose	2,078	2,442	—	4,520	366,473	$370,993	—	2,980	373,973
Residential secured for personal purpose	2,969	446	—	3,415	433,548	$436,963	58	2,038	439,059
Home equity secured for personal purpose	605	297	—	902	172,106	$173,008	—	1,427	174,435
Loans to individuals	157	73	74	304	29,579	$29,883	—	—	29,883
Lease financings	1,409	296	49	1,754	147,161	$148,915	—	506	149,421
Total	$13,293	$3,970	$143	$17,406	$4,330,588	$4,347,994	$264	$38,578	$4,386,836

At December 31, 2018
Commercial, financial and agricultural	$1,043	$122	$—	$1,165	$933,155	$934,320	$—	$3,365	$937,685
Real estate—commercial real estate and construction:
Commercial real estate	4,995	1,538	—	6,533	1,716,251	1,722,784	206	18,214	1,741,204
Construction	2,163	—	—	2,163	213,244	215,407	—	106	215,513
Real estate—residential and home equity:
Residential secured for business purpose	2,497	728	—	3,225	357,827	361,052	426	1,318	362,796
Residential secured for personal purpose	2,334	—	—	2,334	384,426	386,760	63	1,587	388,410
Home equity secured for personal purpose	305	96	—	401	184,402	184,803	—	1,448	186,251
Loans to individuals	207	29	55	291	32,468	32,759	—	—	32,759
Lease financings	2,460	411	137	3,008	138,778	141,786	—	170	141,956
Total	$16,004	$2,924	$192	$19,120	$3,960,551	$3,979,671	$695	$26,208	$4,006,574

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2019 and 2018. Nonperforming loans exclude acquired credit impaired loans from Fox Chase and Valley Green.

	At December 31,
	2019				2018
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$3,442	$—	$20	$3,462	$3,365	$382	$—	$3,747
Real estate—commercial real estate and construction:
Commercial real estate	27,928	—	—	27,928	18,214	—	—	18,214
Construction	257	—	—	257	106	—	—	106
Real estate—residential and home equity:
Residential secured for business purpose	2,980	—	—	2,980	1,318	160	—	1,478
Residential secured for personal purpose	2,038	—	—	2,038	1,587	—	—	1,587
Home equity secured for personal purpose	1,427	54	—	1,481	1,448	—	—	1,448
Loans to individuals	—	—	74	74	—	—	55	55
Lease financings	506	—	49	555	170	—	137	307
Total	$38,578	$54	$143	$38,775	$26,208	$542	$192	$26,942
 * Includes nonaccrual troubled debt restructured loans of $13.8 million and $1.3 million at December 31, 2019 and December 31, 2018, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2019 and 2018.

The Corporation employs a risk rating system related to the credit quality of commercial loans and real estate loans secured for a business purpose. The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating. Loans with a relationship balance of less than $1 million are reviewed on a performance basis, with the primary monitored metrics being delinquency (60 days or more past due). Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2019
Grade:
1. Pass	$904,383	$1,831,023	$201,424	$332,710	$3,269,540
2. Special Mention	18,843	22,893	20,987	3,769	66,492
3. Substandard	16,338	30,048	10,184	2,870	59,440
4. Doubtful	—	—	—	—	—
Total	$939,564	$1,883,964	$232,595	$339,349	$3,395,472

At December 31, 2018
Grade:
1. Pass	$882,736	$1,455,234	$215,407	$298,356	$2,851,733
2. Special Mention	23,287	31,791	—	721	55,799
3. Substandard	7,143	20,554	106	3,316	31,119
4. Doubtful	—	—	—	—	—
Total	$913,166	$1,507,579	$215,513	$302,393	$2,938,651

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2019
Grade:
1. Pass	$7,465	$143,538	$—	$34,412	$185,415
2. Special Mention	—	1,306	—	—	1,306
3. Substandard	—	11,633	—	212	11,845
4. Doubtful	—	—	—	—	—
Total	$7,465	$156,477	$—	$34,624	$198,566

At December 31, 2018
Grade:
1. Pass	$24,450	$220,911	$—	$59,567	$304,928
2. Special Mention	—	—	—	—	—
3. Substandard	69	12,714	—	836	13,619
4. Doubtful	—	—	—	—	—
Total	$24,519	$233,625	$—	$60,403	$318,547

Credit Exposure—Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to Individuals, Lease Financing Credit Risk Profile by Payment Activity

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans, home equity loans secured for a personal purpose and loans to individuals and lease financings. Loans and leases past due 90 days or more, loans and leases on nonaccrual status and troubled debt restructured loans and lease modifications are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2019
Performing	$397,035	$167,106	$29,670	$148,866	$742,677
Nonperforming	1,219	506	74	555	2,354
Total	$398,254	$167,612	$29,744	$149,421	$745,031

At December 31, 2018
Performing	$337,762	$177,139	$32,562	$141,649	$689,112
Nonperforming	689	384	55	307	1,435
Total	$338,451	$177,523	$32,617	$141,956	$690,547

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2019
Performing	$39,986	$5,848	$139	$—	$45,973
Nonperforming	819	975	—	—	1,794
Total	$40,805	$6,823	$139	$—	$47,767

At December 31, 2018
Performing	$49,061	$7,664	$142	$—	$56,867
Nonperforming	898	1,064	—	—	1,962
Total	$49,959	$8,728	$142	$—	$58,829

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2019
Reserve for loan and lease losses:
Beginning balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364
Charge-offs	(1,965)	(402)	(122)	(212)	(335)	(427)	N/A	(3,463)
Recoveries	367	93	112	21	75	244	N/A	912
Provision (recovery of provision)	2,374	4,602	411	780	246	206	(87)	8,532
(Recovery of provision) provision for acquired credit impaired loans	—	—	(15)	1	—	—	—	(14)
Ending balance	$8,759	$18,196	$2,622	$3,789	$470	$1,311	$184	$35,331

For the Year Ended December 31, 2018
Reserve for loan and lease losses:
Beginning balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
Charge-offs	(14,655)	(40)	(31)	—	(353)	(572)	N/A	(15,651)
Recoveries	2,140	333	280	78	88	231	N/A	3,150
Provision	13,756	3,771	318	1,364	376	497	217	20,299
Provision for acquired credit impaired loans	—	—	8	3	—	—	—	11
Ending balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364

For the Year Ended December 31, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(1,030)	(232)	(1,370)	(196)	(317)	(3,992)	N/A	(7,137)
Recoveries	801	5	54	99	136	206	N/A	1,301
(Recovery of provision) provision	(66)	2,561	2,204	857	190	4,130	16	9,892
(Recovery of provision) provision for acquired credit impaired loans	—	—	(1)	1	—	—	—	—
Ending balance	$6,742	$9,839	$1,661	$1,754	$373	$1,132	$54	$21,555
N/A – Not applicable

Charge-offs for the year ended December 31, 2018 included a charge-off of $12.7 million during the second quarter of 2018 for a commercial loan relationship related to fraudulent activities by employees of the borrower. The Bank owned a participating interest which originally totaled $13.0 million in an approximately $80.0 million commercial lending facility. The charge-off represented the entire principal amount owed to the Bank. During the fourth quarter of 2018, the Bank recovered $1.8 million from this previously charged-off loan. The net charge-off for this loan for the year ended December 31, 2018 was $10.9 million.

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at December 31, 2019 and 2018:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At December 31, 2019
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$44	$1,562	$306	$196	$—	$—	N/A	$2,108
Ending balance: collectively evaluated for impairment	8,715	16,634	2,316	3,593	470	1,311	184	33,223
Total ending balance	$8,759	$18,196	$2,622	$3,789	$470	$1,311	$184	$35,331

Loans and leases held for investment:
Ending balance: individually evaluated for impairment (1)	$3,442	$28,185	$2,980	$3,519	$—	$277		$38,403
Ending balance: collectively evaluated for impairment	936,122	2,099,512	336,577	564,141	29,744	149,144		4,115,240
Loans measured at fair value	—	317	—	—	—	—		317
Acquired non-impaired loans	7,465	144,816	34,416	45,776	139	—		232,612
Acquired credit impaired loans	—	206	—	58	—	—		264
Total ending balance	$947,029	$2,273,036	$373,973	$613,494	$29,883	$149,421		$4,386,836

At December 31, 2018
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$413	$675	$—	$327	$—	$—	N/A	$1,415
Ending balance: collectively evaluated for impairment	7,570	13,183	2,233	2,872	484	1,288	271	27,901
Ending balance: acquired non-credit impaired loans evaluated for impairment	—	45	3	—	—	—	—	48
Total ending balance	$7,983	$13,903	$2,236	$3,199	$484	$1,288	$271	$29,364

Loans and leases held for investment:
Ending balance: individually evaluated for impairment (1)	$3,747	$18,321	$1,478	$3,035	$—	$—		$26,581
Ending balance: collectively evaluated for impairment	909,489	1,714,996	301,289	514,900	32,617	141,956		3,615,247
Loans measured at fair value	—	1,779	—	—	—	—		1,779
Acquired non-impaired loans	24,449	221,415	59,603	56,663	142	—		362,272
Acquired credit impaired loans	—	206	426	63	—	—		695
Total ending balance	$937,685	$1,956,717	$362,796	$574,661	$32,759	$141,956		$4,006,574
(1) Includes $13.5 million and $14.4 million of acquired loans which were individually evaluated for impairment at December 31, 2019 and 2018, respectively.
N/A – Not applicable

Impaired Loans (excludes Lease Financings)

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at December 31, 2019 and 2018. The impaired loans exclude acquired credit impaired loans.

	At December 31,
	2019			2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$3,055	$3,670		$2,776	$3,361
Real estate—commercial real estate	16,247	17,329		6,578	7,516
Real estate—construction	257	261		106	111
Real estate—residential secured for business purpose	962	1,147		1,478	1,660
Real estate—residential secured for personal purpose	1,484	1,592		863	911
Real estate—home equity secured for personal purpose	1,481	1,611		1,373	1,404
Total impaired loans with no related reserve recorded	$23,486	$25,610		$13,174	$14,963

Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$387	$387	$44	$971	$1,024	$413
Real estate—commercial real estate	11,681	12,436	1,562	11,637	12,162	675
Real estate—residential secured for business purpose	2,018	2,018	306	—	—	—
Real estate—residential secured for personal purpose	554	554	196	724	724	252
Real estate—home equity secured for personal purpose	—	—	—	75	75	75
Total impaired loans with a reserve recorded	$14,640	$15,395	$2,108	$13,407	$13,985	$1,415

Total impaired loans:
Commercial, financial and agricultural	$3,442	$4,057	$44	$3,747	$4,385	$413
Real estate—commercial real estate	27,928	29,765	1,562	18,215	19,678	675
Real estate—construction	257	261	—	106	111	—
Real estate—residential secured for business purpose	2,980	3,165	306	1,478	1,660	—
Real estate—residential secured for personal purpose	2,038	2,146	196	1,587	1,635	252
Real estate—home equity secured for personal purpose	1,481	1,611	—	1,448	1,479	75
Total impaired loans	$38,126	$41,005	$2,108	$26,581	$28,948	$1,415

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

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans.

	For the Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$2,826	$17	$222	$6,242	$134	$335	$10,456	$200	$347
Real estate—commercial real estate	21,068	4	1,169	19,665	222	1,073	20,054	792	289
Real estate—construction	176	—	15	123	—	8	253	—	19
Real estate—residential secured for business purpose	1,985	2	194	1,844	22	108	3,801	65	169
Real estate—residential secured for personal purpose	1,973	—	115	1,229	3	94	614	3	39
Real estate—home equity secured for personal purpose	1,377	2	80	1,112	1	85	406	—	26
Total	$29,405	$25	$1,795	$30,215	$382	$1,703	$35,584	$1,060	$889
*Includes interest income recognized on a cash basis for nonaccrual loans of $17 thousand, $27 thousand and $4 thousand for the years ended December 31, 2019, 2018 and 2017, respectively and interest income recognized on the accrual method for accruing impaired loans of $8 thousand, $355 thousand and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $420 thousand and $426 thousand at December 31, 2019 and 2018, respectively.

Impaired Leases

The Corporation had impaired leases of $277 thousand with no related reserves at December 31, 2019. The Corporation had no impaired leases at December 31, 2018.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019				2018
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55	$55	$—	—	$—	$—	$—
Total	1	$55	$55	$—	—	$—	$—	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	4	$1,475	$1,475	$—	—	$—	$—	$—
Real estate—commercial real estate	2	12,414	12,414	—	—	—	—	—
Real estate—residential secured for personal purpose	—	—	—	—	1	66	66	—
Total	6	$13,889	$13,889	$—	1	$66	$66	$—

The table above includes two nonaccrual troubled debt restructured loans totaling $11.6 million which were modified via an incremental extension of credit to an entity which was experiencing financial difficulties during the year ended December 31, 2019. The table above also includes three nonaccrual troubled debt restructured loans totaling $2.3 million to one borrower which were modified via the execution of a forbearance agreement during the year ended December 31, 2019. All loans were on nonaccrual status at the time of modification.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2019 and 2018:

	Maturity Date Extension		Amortization Period Extension		Incremental Extension of Credit		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	—	1	$55	—	$—	1	$55
Total	—	$—	1	$55	—	$—	1	$55

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$19	2	$956	1	$500	4	$1,475
Real estate—commercial real estate	—	—	1	1,313	1	11,101	2	12,414
Total	1	$19	3	$2,269	2	$11,601	6	$13,889

For the Year Ended December 31, 2018
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$66	—	$—	1	$66
Total	—	$—	1	$66	—	$—	1	$66

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	For the Years Ended December 31,
	2019		2018
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$17	—	$—
Total	1	$17	—	$—

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at December 31, 2019 and 2018:

(Dollars in thousands)	At December 31, 2019	At December 31, 2018
Real estate-residential secured for personal purpose	$714	$563
Real estate-home equity secured for personal purpose	1,058	1,134
Total	$1,772	$1,697

The following presents foreclosed residential real estate property included in other real estate owned at December 31, 2019 and 2018.

(Dollars in thousands)	At December 31, 2019	At December 31, 2018
Foreclosed residential real estate	$71	$—

Lease Financings

The Corporation, through Univest Capital, Inc., an equipment financing business and a subsidiary of the Bank, provides lease financing to customers primarily in the form of sales-type leases with fixed payment terms and $1.00 buyout clauses. A minor number of contracts are classified as either direct financing leases or operating leases. The fair value of the identified assets within sales-type and direct financing leases are equal to the carrying amount such that there is no profit or loss recorded or deferred upon lease commencement. All receivables related to the equipment financing business are recorded within lease financings.

The following presents the maturity analysis of lease financing receivables:

(Dollars in thousands)	At December 31, 2019	At December 31, 2018
2019	N/A	$55,201
2020	57,515	43,355
2021	45,510	29,678
2022	32,233	17,687
2023	18,345	6,674
2024	6,639	700
Thereafter	2,259	1,275
Total lease financing receivables	162,501	154,570
Plus: Unguaranteed residual	886	600
Plus: Initial direct costs	2,374	1,904
Less: Imputed interest	(16,340)	(15,118)
Net investment in lease financing receivables	$149,421	$141,956

Included with the "2020" and "2019" line items above as of December 31, 2019 and 2018 are $54 thousand and $0 thousand, respectively, of receivables related to operating lease contracts.

For the years ended December 31, 2019 and 2018, the Corporation recognized $8.1 million and $7.5 million, respectively, of interest income on lease financings within total interest and fees on loans and leases on the consolidated statements of income. The Corporation did not record any profit or loss upon the commencement date of its leases or any lease income related to variable lease payments.

Note 6. Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2019	2018
Land and land improvements	$14,292	$15,683
Premises and improvements	54,158	53,707
Furniture and equipment	28,678	32,068
Total cost	97,128	101,458
Less: accumulated depreciation	(40,452)	(41,899)
Net book value	$56,676	$59,559

Note 7. Goodwill and Other Intangible Assets

The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $3.4 million and $4.2 million, respectively.

The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized. In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2019 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units.

The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2019. There was no impairment of goodwill or other identifiable intangibles recorded during 2017 through 2019.

Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2019 and 2018 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2017	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2018	138,476	15,434	18,649	172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2019	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2019			At December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$—	$—	$—	$710	$710	$—
Core deposit intangibles	6,788	4,026	2,762	6,788	3,143	3,645
Customer related intangibles	8,819	7,923	896	12,381	10,804	1,577
Servicing rights	19,160	12,534	6,626	17,314	10,546	6,768
Total amortized intangible assets	$34,767	$24,483	$10,284	$37,193	$25,203	$11,990

The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2020		$1,200
2021		923
2022		666
2023		409
2024		267
Thereafter		193

The aggregate fair value of mortgage servicing rights was $9.2 million and $11.5 million at December 31, 2019 and 2018, respectively. The fair value of these rights was determined using a discount rate of 10.0% at December 31, 2019 and 2018.

Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Beginning of period	$6,768	$6,573	$6,485
Servicing rights capitalized	1,787	1,458	1,487
Amortization of servicing rights	(1,929)	(1,263)	(1,399)
End of period	$6,626	$6,768	$6,573
Loans serviced for others	$1,080,905	$1,031,506	$1,008,123

There was no valuation allowance for mortgage servicing rights at December 31, 2019, 2018 and 2017.

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousands)	Amount
2020		$1,173
2021		979
2022		814
2023		674
2024		557
Thereafter		2,429

Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2019	2018
Other real estate owned	$516	$1,187
Accrued interest receivable	14,100	14,255
Accrued income and other receivables	6,973	3,933
Fair market value of derivative financial instruments	399	679
Other prepaid expenses	13,936	14,652
Net federal deferred tax assets	3,615	3,585
Other	680	322
Total accrued interest and other assets	$40,219	$38,613

Note 9. Deposits

Deposits and their respective weighted average interest rate at December 31, 2019 and 2018 consist of the following:

	December 31,
	2019		2018
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,279,681	—%	$1,055,919
Demand deposits	0.96	1,677,682	1.01	1,377,171
Savings deposits	0.37	796,702	0.33	782,766
Time deposits	1.95	606,010	1.76	670,077
Total	0.71%	$4,360,075	0.73%	$3,885,933

The aggregate amount of time deposits in denominations of $100 thousand or more was $293.2 million at December 31, 2019 and $283.4 million at December 31, 2018. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $143.0 million at December 31, 2019 and $129.5 million at December 31, 2018.

At December 31, 2019, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Due in 2020		$29,975
Due in 2021		324,217
Due in 2022		102,353
Due in 2023		53,132
Due in 2024		71,177
Thereafter		25,156
Total		$606,010

Note 10. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization, from the Fox Chase acquisition.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2019
Short-term borrowings:
FHLB borrowings	$—	—%	$190,740	$23,485	2.57%
Federal funds purchased	—	—	8,500	15,217	2.63
Customer repurchase agreements	18,680	0.05	22,995	18,180	0.05

Long-term debt:
FHLB advances	$140,000	2.04%	$150,000	$139,397	2.00%
Security repurchase agreements	10,098	2.07	20,308	16,969	2.61

Subordinated notes	$94,818	5.32%	$94,818	$94,695	5.33%

2018
Short-term borrowings:
FHLB borrowings	$108,300	2.62%	$261,240	$85,601	2.01%
Federal funds purchased	60,000	2.60	65,003	36,591	1.88
Customer repurchase agreements	21,468	0.05	28,323	22,120	0.05

Long-term debt:
FHLB advances	$125,000	1.92%	$125,031	$120,983	1.80%
Security repurchase agreements	20,330	2.71	30,751	29,049	2.08

Subordinated notes	$94,574	5.33%	$94,574	$94,451	5.34%

The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.8 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2019 and 2018, the Bank had outstanding short-term letters of credit with the FHLB totaling $535.6 million and $347.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.

The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks that totaled $504.0 million and $367.0 million at December 31, 2019 and 2018, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral consisting of investment securities was valued at $94.8 million and $69.5 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Corporation had no outstanding borrowings under this program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At December 31, 2019 and 2018, the Corporation had no outstanding borrowings under this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2019	Weighted Average Rate
2020	$40,000	1.70%
2021	80,000	2.07
2022	10,000	2.09
2023	10,000	3.02
2024	—	—
Thereafter	—	—
Total	$140,000	2.04%

Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of December 31, 2019	Weighted Average Rate
2020	$10,098	2.07%
2021	—	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	—
Total	$10,098	2.07%

Long-term debt under security repurchase agreements totaling $10.1 million hold variable interest rates and are based on the one-month LIBOR rate plus a spread.

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

Note 11. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current:
Federal	$15,043	$9,770	$9,273
State	1,098	972	961
Deferred:
Federal	(1,068)	(862)	7,350
State	(739)	263	133
	$14,334	$10,143	$17,717

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2019	2018	2017
Expected provision at statutory rate	21.0%	21.0%	35.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(3.2)	(4.0)	(6.1)
Increase in value of bank owned life insurance assets	(0.8)	(1.1)	(2.2)
Stock-based compensation	—	(0.2)	(1.0)
State income taxes, net of federal benefits	0.4	1.6	1.2
Adjustment to deferred tax assets and liabilities for enacted changes in tax laws and rates	—	(0.5)	1.7
Changes in valuation allowance	0.2	0.1	0.5
Other	0.3	(0.2)	(0.4)
Effective tax rate	17.9%	16.7%	28.7%

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (TCJA), was signed into law. The TCJA includes many provisions that affected the Corporation's income tax expense, including reducing the Corporation's federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, the Corporation was required to re-measure the deferred tax assets and liabilities using the enacted rate at which they were expected to be recovered or settled. The re-measurement of the Corporation's net deferred tax asset resulted in additional 2017 income tax expense of $1.1 million.

Also, on December 22, 2017, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 118 (SAB 118) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the TCJA in situations where a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the TCJA's enactment date to complete the necessary accounting. The Corporation completed the calculations of the provisional items with the completion of the 2017 tax returns. The impact of the completed calculations to the re-measurement of the Corporation's net deferred tax asset resulted in an income tax benefit of $300 thousand which the Corporation recorded in 2018.

Based on SAB 118, the Corporation recorded provisional amounts of deferred income taxes using reasonable estimates in four areas where information necessary to complete the accounting was not available, prepared or analyzed: (1) The Corporation's deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the TCJA which allows for full expensing of qualified property purchased and placed in service after September 27, 2017. (2) The Corporation's deferred tax asset for temporary differences associated with accrued compensation was awaiting final determinations of amounts that will be paid and deducted on the 2017 income tax returns. (3) The Corporation's deferred tax liability for temporary differences associated with equity investments in partnerships was awaiting receipt of Schedules K-1 from outside preparers, which was necessary to determine the 2017 tax impact from these investments. (4) The Corporation's deferred tax liability for temporary differences related to its qualified pension plan is based upon actuarial reports from the Corporation's third party provider. However, the Corporation was still in the process of determining if a contribution related to the 2017 plan year was going to be made.

The Corporation did not make any adjustments to deferred tax assets, representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million.

Retained earnings include $6.0 million at December 31, 2019, 2018 and 2017, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.

At December 31, 2019 and 2018, the Corporation had no material unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2016.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.

The Corporation has a state net operating loss carry-forward of $64.3 million which will begin to expire after 2020 if not utilized. A valuation allowance at December 31, 2019 and 2018 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$7,680	$6,410
Deferred compensation	1,834	1,734
Actuarial adjustments on retirement benefits*	4,868	4,592
State net operating losses	5,071	4,730
Other-than-temporary impairments on equity securities	151	148
Net unrealized holding losses on securities available-for-sale and swaps*	915	2,968
Lease liability	8,177	—
Other deferred tax assets	1,146	1,368
Gross deferred tax assets	29,842	21,950
Valuation allowance	(4,284)	(3,830)
Total deferred tax assets, net of valuation allowance	25,558	18,120
Deferred tax liabilities:
Mortgage servicing rights	1,404	1,463
Retirement plans	5,299	5,263
Deferred loan fees and costs	1,330	1,163
Acquisition-related fair value adjustments	1,515	1,605
Intangible assets	1,956	1,987
Accounting method change adjustment	768	1,154
Depreciation	1,137	937
Right of use asset	7,481	—
Other deferred tax liabilities	1,053	963
Total deferred tax liabilities	21,943	14,535
Net deferred tax assets	$3,615	$3,585
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.
Note 12. Retirement Plans and Other Postretirement Benefits

Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. This plan is a non-qualified benefit plan. This non-qualified benefit plan is not offered to new participants and all current participants are now retired. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.

The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2019, 2018 and 2017 was $1.5 million, $1.4 million, and $1.4 million, respectively.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2019, 2018 and 2017 was $134 thousand, $215 thousand and $222 thousand, respectively.

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$46,868	$50,364	$2,283	$2,611
Service cost	436	560	67	88
Interest cost	1,905	1,760	94	92
Actuarial loss (gain)	7,104	(3,205)	731	(404)
Benefits paid	(2,628)	(2,611)	(106)	(104)
Benefit obligation at end of year	$53,685	$46,868	$3,069	$2,283

Change in plan assets:
Fair value of plan assets at beginning of year	$45,379	$46,753	$—	$—
Actual return (loss) on plan assets	8,696	(1,923)	—	—
Benefits paid	(2,628)	(2,611)	(106)	(104)
Employer contribution and non-qualified benefit payments	160	3,160	106	104
Fair value of plan assets at end of year	$51,607	$45,379	$—	$—
Funded status	(2,078)	(1,489)	(3,069)	(2,283)
Unrecognized net actuarial loss (gain)	22,433	22,141	638	(92)
Unrecognized prior service costs	—	(181)	—	—
Net amount recognized	$20,355	$20,471	$(2,431)	$(2,375)

The fair value of pension plan assets exceeded the accumulated benefit obligation at December 31, 2019 and 2018.

Components of net periodic benefit cost were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2019	2018	2017	2019	2018	2017
Service cost	$436	$560	$524	$67	$88	$48
Interest cost	1,905	1,760	1,927	94	92	118
Expected loss on plan assets	(3,061)	(3,287)	(3,074)	—	—	—
Amortization of net actuarial loss	1,176	1,120	1,185	—	4	42
Accretion of prior service cost	(181)	(283)	(282)	—	—	—
Net periodic benefit cost (income)	$275	$(130)	$280	$161	$184	$208

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2020:
Amortization of net actuarial loss	$1,156	$25
Accretion of prior service cost	—	—

During 2020, the Corporation expects to contribute approximately $159 thousand to the Retirement Plans and approximately $89 thousand to Other Postretirement Benefits.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2020	$2,845	$89
2021	2,920	92
2022	2,930	94
2023	2,996	97
2024	3,013	102
Years 2025-2029	15,122	557
Weighted-average assumptions used to determine benefit obligations at December 31, 2019 and 2018 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2019	2018	2019	2018
Assumed discount rate	3.2%	4.2%	3.2%	4.2%
Assumed salary increase rate (based on age)	3% - 6%	3% - 6%	—	—

The benefit obligation for all plans at December 31, 2019 was based on the Pri-2012 White Collar Mortality Table projected to 2029 using scale MP-2019 published by the Society of Actuaries.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2019 and 2018 were as follows. The discount rate was determined utilizing the FTSE Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

	Retirement Plans		Other Postretirement Benefits
	2019	2018	2019	2018
Assumed discount rate	4.2%	3.6%	4.2%	3.6%
Assumed long-term rate of investment return	7.0%	7.0%	—	—
Assumed salary increase rate (based on age)	3% - 6%	3% - 6%	—	—

The Corporation's pension plan asset allocation at December 31, 2019 and 2018, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2019	2018
Asset Category:
Equity securities	61%	60%
Debt securities	38	39
Other	1	1
Total	100%	100%

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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2019	2018
Level 1:
Mutual funds	$34,332	$28,360
Short-term investments	1,068	666
Level 2:
U.S. government obligations	6,167	6,167
Corporate bonds	6,540	6,031
Level 3:
Certificates of deposit	3,500	4,155
Total fair value of plan assets	$51,607	$45,379

The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2019 and 2018:

(Dollars in thousands)	Balance at December 31, 2018	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2019
Certificates of deposit	$4,155	$110	$—	$600	$(1,365)	$3,500
Total Level 3 assets	$4,155	$110	$—	$600	$(1,365)	$3,500

(Dollars in thousands)	Balance at December 31, 2017	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2018
Certificates of deposit	$4,210	$—	$—	$845	$(900)	$4,155
Total Level 3 assets	$4,210	$—	$—	$845	$(900)	$4,155

Note 13. Stock-Based Incentive Plan

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan to permit the issuance of restricted stock units.

During 2019, the Corporation issued to directors and employees (“grantees”) restricted stock units rather than restricted stock awards or stock options, which were issued to grantees in prior reporting periods. Restricted stock units differ from restricted stock awards in that Corporation stock is not issued to grantees at the date of the grant and the grantee does not have voting or dividend rights during the vesting period.
Under the Amended and Restated Univest 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,698,974 options and restricted stock to employees and non-employee directors. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. As a result of the Corporation's 2017 common stock issuance, 330,625 additional shares became available for issuance~~.~~ The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years; and for restricted stock awards and units valued at not less than 100 percent of the fair market value at the date of grant. There were 2,530,015 share awards available for future grants at December 31, 2019 under the plan. At December 31, 2019, there were 508,111 options to purchase common stock and 209,378 unvested restricted stock awards and units outstanding under the plan.

The following is a summary of the Corporation’s stock option activity and related information for the year ended December 31, 2019:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2019
Outstanding at December 31, 2018	597,405	$23.98
Expired	(11,256)	24.23
Forfeited	(9,000)	26.33
Exercised	(69,038)	17.43
Outstanding at December 31, 2019	508,111	24.83	6.6	$1,492
Exercisable at December 31, 2019	344,850	23.14	6.0	1,492

The following is a summary of nonvested stock options at December 31, 2019 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2018	344,230	$6.48
Vested	(171,969)	6.42
Forfeited	(9,000)	6.43
Nonvested stock options at December 31, 2019	163,261	6.54

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

The following aggregated assumptions were used to estimate the fair value of options granted for the periods indicated. The Corporation did not issue stock options during the year ended December 31, 2019.

	For the Years Ended December 31,
	2018	2017
Expected option life in years	6.6	6.9
Risk free interest rate	2.80%	2.30%
Expected dividend yield	2.81%	2.84%
Expected volatility	27.15%	29.75%
Fair value of options	$6.46	$6.72

In the following tables, issued restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date and methodology for recording stock-based compensation expense is the same for restricted stock units and restricted stock awards. The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at December 31, 2019 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2018	157,579	$25.33
Granted	114,729	25.65
Vested	(44,807)	21.65
Cancelled	(18,123)	19.95
Nonvested share awards and units at December 31, 2019	209,378	26.76

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017
Restricted stock awards and units granted	114,729	59,953	61,823
Weighted average grant date fair value	$25.65	$28.39	$28.08
Intrinsic value of awards vested	$1,119	$2,709	$2,954
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at December 31, 2019 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$448	1.1
Restricted stock awards and units	2,644	1.9
	$3,092	1.8

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Stock-based compensation expense:
Stock options	$716	$1,020	$910
Restricted stock awards and units	1,632	1,537	2,256
Employee stock purchase plan	74	68	64
Total	$2,422	$2,625	$3,230
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$518	$620	$1,432

There were no significant modifications or accelerations to options, restricted stock awards or restricted stock units during the period 2017 through 2019. The Corporation typically issues shares for stock option exercises and grants of restricted stock awards from its treasury stock.

Note 14. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)
Net Change	927	150	606	1,683
Balance, December 31, 2017	(4,061)	9	(13,719)	(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(5,759)	70	(602)	(6,291)
Balance, December 31, 2018	(11,221)	81	(17,276)	(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives (1)	—	83	—	83
Other comprehensive income (loss)	7,990	(349)	(1,038)	6,603
Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2019" for additional information.

Note 15. Leases

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet commencing at January 1, 2019. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation’s incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the majority of the Corporation’s leases are related to properties of the Bank. The Corporation continues to separately account for lease and non-lease components (such as property taxes, insurance, and maintenance costs) as historically reported. Rent expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2019, the Corporation's leases have remaining terms of 3 months to 23 years. The Corporation does not currently have any leases with an initial term of 12 months or less, including reasonably certain renewal terms; any such future leases will be recorded on the balance sheet.

Information with respect to operating leases for the under FASB ASC 842 "Leases" follows:

(Dollars in thousands)	For the Year Ended December 31, 2019
Operating lease cost	$3,789
Variable lease cost	2
Total lease cost	$3,791
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	3,536

At December 31, 2019
Weighted-average remaining lease term in years	14.8
Weighted-average discount rate	4.24%

Rental expense charged to operations under FASB ASC 840 "Leases" was $3.9 million for the years ended December 31, 2018 and 2017.
At December 31, 2019, maturities of lease liabilities under FASB ASC 842 "Leases" are as follows:

Year	(Dollars in thousands)	Amount
2020		$3,633
2021		3,689
2022		3,662
2023		3,611
2024		3,479
Thereafter		33,819
Total lease payments		51,893
Less: imputed interest		(14,276)
Present value of lease liabilities		$37,617

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

Standby letters of credit and performance letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They are primarily issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded, the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2019, the maximum potential amount of future payments under letters of credit is $44.4 million. The current carrying amount of the contingent obligation is $338 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2019:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,336,781
Performance letters of credit	26,832
Financial standby letters of credit	17,093
Other letters of credit	461

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2019, the reserve for sold mortgages was $304 thousand.

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

Service Contracts

At December 31, 2019, the Corporation had contracts with third-party providers to manage the Corporation's network operations, data processing and other related services. The projected amount of the Corporation's future minimum payments due for contracts with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2020	$8,173
2021	6,675
2022	4,449
2023	695
2024	143
Thereafter	29
Total	$20,164

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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At December 31, 2019, approximately $63 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2019. At December 31, 2019, the notional amount of the interest rate swap was $16.3 million, and the fair value was a liability of $235 thousand.

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

The Corporation has an interest rate swap with a current notional amount of $303 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At December 31, 2019, the Corporation had thirty-eight variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $270.1 million and remaining maturities ranging from one year to 10 years. At December 31, 2019, the fair value of the swaps to the customers was a net liability of $8.3 million and $225.2 million of notional amount of the swaps were in paying positions while $44.9 million were in receiving positions to the third-party financial institution. At December 31, 2019, the fair value of the Corporation's interest rate swap credit derivative was a liability of $176 thousand.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2019 and 2018. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2019
Interest rate swap - cash flow hedge	$16,286		$—	Other liabilities	$235
Total	$16,286		$—		$235
At December 31, 2018
Interest rate swap - cash flow hedge	$17,076	Other assets	$185		$—
Interest rate swap - fair value hedge	1,346	Other assets	4		—
Total	$18,422		$189		$—

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2019 and 2018:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2019
Interest rate swap	$303		$—	Other liabilities	$14
Credit derivatives	270,147		—	Other liabilities	176
Interest rate locks with customers	19,966	Other assets	399		—
Forward loan sale commitments	21,846		—	Other liabilities	19
Total	$312,262		$399		$209
At December 31, 2018
Interest rate swap	$418		$—	Other liabilities	$20
Credit derivatives	122,410		—	Other liabilities	72
Interest rate locks with customers	21,494	Other assets	490		—
Forward loan sale commitments	23,227		—	Other liabilities	150
Total	$167,549		$490		$242

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2019	2018	2017
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$(22)	$15	$182
Interest rate swap—fair value hedge—effectiveness	Interest income	(5)	—	—
Interest rate swap—cash flow hedge—ineffectiveness	Other noninterest income	—	83	—
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	—	3	7
Total net gain (loss)		$17	$71	$(175)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2019	2018	2017
Credit derivatives	Other noninterest income	$1,350	$262	$403
Interest rate locks with customers	Net loss on mortgage banking activities	(91)	(37)	(274)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	131	(211)	(196)
Total net gain (loss)		$1,390	$14	$(67)

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2019 and 2018:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2019	2018
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(186)	$80
Total		$(186)	$80

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2019.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $14 thousand at December 31, 2019.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018, classified using the fair value hierarchy:

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$300	$—	$300
State and political subdivisions	—	34,595	—	34,595
Residential mortgage-backed securities	—	118,460	—	118,460
Collateralized mortgage obligations	—	2,361	—	2,361
Corporate bonds	—	91,208	—	91,208
Total available-for-sale securities	—	246,924	—	246,924
Equity securities:
Equity securities - financial services industry	1,004	—	—	1,004
Money market mutual funds	1,619	—	—	1,619
Total equity securities	2,623	—	—	2,623
Loans*	—	—	317	317
Interest rate locks with customers*	—	399	—	399
Total assets	$2,623	$247,323	$317	$250,263
Liabilities:
Contingent consideration liability	$—	$—	$160	$160
Interest rate swaps*	—	249	—	249
Credit derivatives*	—	—	176	176
Forward loan sale commitments*	—	19	—	19
Total liabilities	$—	$268	$336	$604

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$15,315	$—	$15,315
State and political subdivisions	—	65,415	—	65,415
Residential mortgage-backed securities	—	151,762	—	151,762
Collateralized mortgage obligations	—	2,888	—	2,888
Corporate bonds	—	67,398	25,729	93,127
Total available-for-sale securities	—	302,778	25,729	328,507
Equity securities:
Equity securities - financial services industry	924	—	—	924
Money market mutual funds	1,241	—	—	1,241
Total equity securities	2,165	—	—	2,165
Loans*	—	—	1,779	1,779
Interest rate swaps*	—	189	—	189
Interest rate locks with customers*	—	490	—	490
Total assets	$2,165	$303,457	$27,508	$333,130
Liabilities:
Contingent consideration liability	$—	$—	$259	$259
Interest rate swaps*	—	20	—	20
Credit derivatives*	—	—	72	72
Forward loan sale commitments*	—	150	—	150
Total liabilities	$—	$170	$331	$501
*Such financial instruments are recorded at fair value as further described in Note 17, "Derivative Instruments and Hedging Activities."

The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2019 and 2018.

	For the Year Ended December 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Transfer from Level 3	Balance at December 31, 2019
Corporate bonds	$25,729	$—	$—	$—	$—	$675	$(26,404)	$—
Loans	1,779	—	—	(1,461)	—	(1)	—	317
Credit derivatives	(72)	(1,454)	—	—	—	1,350	—	(176)
Net total	$27,436	$(1,454)	$—	$(1,461)	$—	$2,024	$(26,404)	$141

	For the Year Ended December 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Transfer from Level 3	Balance at December 31, 2018
Corporate bonds	$27,986	$—	$—	$—	$—	$(2,257)	$—	$25,729
Loans	1,958	—	—	(148)	—	(31)	—	1,779
Credit derivatives	(36)	(299)	—	—	—	263	—	(72)
Net total	$29,908	$(299)	$—	$(148)	$—	$(2,025)	$—	$27,436

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2019
Girard Partners	$259	—	129	30	$160
Total contingent consideration liability	$259	$—	$129	$30	$160

	For the Year Ended December 31, 2018
(Dollars in thousands)	Balance at December 31, 2017	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2018
Girard Partners	$339	$—	$131	$51	$259
Total contingent consideration liability	$339	$—	$131	$51	$259

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018:

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$36,018	$36,018
Impaired leases held for investment	—	—	277	277
Other real estate owned	—	—	516	516
Total	$—	$—	$36,811	$36,811

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$25,166	$25,166
Other real estate owned	—	—	1,187	1,187
Total	$—	$—	$26,353	$26,353

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2019 and 2018. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$125,128	$—	$—	$125,128	$125,128
Held-to-maturity securities	—	194,886	—	194,886	192,052
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,254
Loans held for sale	—	5,560	—	5,560	5,504
Net loans and leases held for investment	—	—	4,309,208	4,309,208	4,314,893
Servicing rights	—	—	9,340	9,340	6,626
Total assets	$125,128	$200,446	$4,318,548	$4,644,122	$4,672,457
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,754,065	$—	$—	$3,754,065	$3,754,065
Time deposits	—	609,387	—	609,387	606,010
Total deposits	3,754,065	609,387	—	4,363,452	4,360,075
Short-term borrowings	—	18,680	—	18,680	18,680
Long-term debt	—	151,343	—	151,343	150,098
Subordinated notes	—	96,663	—	96,663	94,818
Total liabilities	$3,754,065	$876,073	$—	$4,630,138	$4,623,671
Off-Balance-Sheet:
Commitments to extend credit	$—	$(8,070)	$—	$(8,070)	$—

	At December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$109,420	$—	$—	$109,420	$109,420
Held-to-maturity securities	—	141,575	—	141,575	142,634
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,337
Loans held for sale	—	1,798	—	1,798	1,754
Net loans and leases held for investment	—	—	3,924,329	3,924,329	3,950,265
Servicing rights	—	—	11,496	11,496	6,768
Total assets	$109,420	$143,373	$3,935,825	$4,188,618	$4,239,178
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,215,856	$—	$—	$3,215,856	$3,215,856
Time deposits	—	664,738	—	664,738	670,077
Total deposits	3,215,856	664,738	—	3,880,594	3,885,933
Short-term borrowings	—	189,768	—	189,768	189,768
Long-term debt	—	144,021	—	144,021	145,330
Subordinated notes	—	95,113	—	95,113	94,574
Total liabilities	$3,215,856	$1,093,640	$—	$4,309,496	$4,315,605
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,516)	$—	$(2,516)	$—

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

Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at December 31, 2019 and 2018.
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

Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2019, impaired loans held for investment had a carrying amount of $38.1 million with a valuation allowance of $2.1 million. At December 31, 2018, impaired loans held for investment had a carrying amount of $26.6 million with a valuation allowance of $1.4 million. The Corporation had impaired leases of $277 thousand with no reserve at December 31, 2019. The Corporation had no impaired leases at December 31, 2018.

Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management’s assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2019 and December 31, 2018, servicing rights had a carrying amount of $6.6 million and $6.8 million, respectively, with no valuation allowance.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2019 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2019. There was no impairment of goodwill or identifiable intangibles recorded.

Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During 2019, one property was transferred into OREO with a fair value of $71 thousand and two properties were sold with total proceeds of $670 thousand for a net loss of $28 thousand. Additionally, the Bank received $50 thousand in earnest deposits on the pending sale of land. At December 31, 2019 and 2018, OREO had a carrying amount of $516 thousand and $1.2 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 19. Share Repurchase Plan

The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operation. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. During the years ended December 31, 2019 and 2017, there were no repurchases of common stock under the Corporation's share repurchase program. During 2018, the Corporation repurchased 150,000 shares of common stock at a cost of $3.6 million under the program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer which require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50% beginning in the first quarter of 2019. The Corporation and the Bank were in compliance with these requirements for 2019.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2019 and December 31, 2018 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$655,010	13.78%	$380,276	8.00%	$475,344	10.00%
Bank	552,142	11.66	378,724	8.00	473,405	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	285,207	6.00	380,276	8.00
Bank	516,087	10.90	284,043	6.00	378,724	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	213,905	4.50	308,974	6.50
Bank	516,087	10.90	213,032	4.50	307,713	6.50
Tier 1 Capital (to Average Assets):
Corporation	524,137	10.02	209,330	4.00	261,663	5.00
Bank	516,087	9.90	208,589	4.00	260,737	5.00
At December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$604,213	13.70%	$352,764	8.00%	$440,955	10.00%
Bank	506,728	11.54	351,220	8.00	439,026	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	264,573	6.00	352,764	8.00
Bank	476,639	10.86	263,415	6.00	351,220	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	479,550	10.88	198,430	4.50	286,621	6.50
Bank	476,639	10.86	197,561	4.50	285,367	6.50
Tier 1 Capital (to Average Assets):
Corporation	479,550	10.13	189,374	4.00	236,718	5.00
Bank	476,639	10.12	188,487	4.00	235,609	5.00

At December 31, 2019 and December 31, 2018, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At December 31, 2019, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category. Upon the adoption of CECL (ASU No. 2016-13) on January 1, 2020, the Corporation expects to remain well capitalized. The Corporation will continue to analyze the impact of new accounting rules, such as CECL, on its regulatory capital ratios.

In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts would be calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. The election must be made in the first reporting period that CECL is adopted. Upon the adoption of CECL in the first quarter of 2020, the Corporation expects to elect the option to phase in the regulatory capital impact of adopting CECL. See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Yet to Be Adopted" for additional information.

Dividends and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2020 without approval of the Federal Reserve Board of Governors of approximately $73.0 million plus an additional amount equal to the Bank’s net profits for 2020 up to the date of any such dividend declaration.

Federal Reserve Board policy applicable to the holding company also provides that, as a general matter, a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce the holding company’s dividends if the holding company’s net income for the preceding four quarters, net of dividends paid during the period, is not sufficient to fully fund the dividends, the holding company’s prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition, or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Federal Reserve Board policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period or that could result in a material adverse change to the organization’s capital structure.

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

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2019:

(Dollars in thousands)
Balance at January 1, 2019	$2,890
Additions	2,281
Amounts collected and other reductions	(2,048)
Balance at December 31, 2019	$3,123
The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2019
Commitments to extend credit	$841
Deposits received	12,202

Note 22. Segment Reporting

At December 31, 2019, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.

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

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2019, 2018 and 2017.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2019
Interest income	$214,020	$41	$—	$32	$214,093
Interest expense	39,818	—	—	5,043	44,861
Net interest income (expense)	174,202	41	—	(5,011)	169,232
Provision for loan and lease losses	8,518	—	—	—	8,518
Noninterest income	23,748	23,946	17,318	410	65,422
Intangible expenses	884	415	296	—	1,595
Other noninterest expense	115,392	15,384	12,181	1,531	144,488
Intersegment (revenue) expense*	(1,204)	688	516	—	—
Income (expense) before income taxes	74,360	7,500	4,325	(6,132)	80,053
Income tax expense (benefit)	13,859	1,392	443	(1,360)	14,334
Net income (loss)	$60,501	$6,108	$3,882	$(4,772)	$65,719
Total assets	$5,282,505	$44,591	$34,291	$19,537	$5,380,924
Capital expenditures	$1,886	$84	$104	$372	$2,446

For the Year Ended December 31, 2018
Interest income	$190,425	$32	$—	$31	$190,488
Interest expense	27,383	—	—	5,043	32,426
Net interest income (expense)	163,042	32	—	(5,012)	158,062
Provision for loan and lease losses	20,310	—	—	—	20,310
Noninterest income	20,815	23,179	16,442	(263)	60,173
Intangible expenses	1,139	553	474	—	2,166
Restructuring charges	571	—	—	—	571
Other noninterest expense	106,947	14,845	12,419	291	134,502
Intersegment (revenue) expense*	(1,113)	612	501	—	—
Income (expense) before income taxes	56,003	7,201	3,048	(5,566)	60,686
Income tax expense (benefit)	9,085	1,913	752	(1,607)	10,143
Net income (loss)	$46,918	$5,288	$2,296	$(3,959)	$50,543
Total assets	$4,895,732	$39,090	$30,117	$19,408	$4,984,347
Capital expenditures	$3,091	$45	$30	$201	$3,367

For the Year Ended December 31, 2017
Interest income	$162,982	$8	$—	$25	$163,015
Interest expense	14,802	—	—	5,037	19,839
Net interest income (expense)	148,180	8	—	(5,012)	143,176
Provision for loan and lease losses	9,892	—	—	—	9,892
Noninterest income	21,838	21,707	15,320	375	59,240
Intangible expenses	1,507	674	401	—	2,582
Other noninterest expense	100,670	13,732	11,667	2,062	128,131
Intersegment (revenue) expense*	(1,059)	585	474	—	—
Income (expense) before income taxes	59,008	6,724	2,778	(6,699)	61,811
Income tax expense (benefit)	15,735	2,597	374	(989)	17,717
Net income (loss)	$43,273	$4,127	$2,404	$(5,710)	$44,094
Capital expenditures	$7,731	$38	$222	$612	$8,603
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 23. Revenue from Contracts with Customers

The following tables disaggregate the Corporation's revenue by major source and reportable segment for the years ended December 31, 2019, 2018 and 2017.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2019
Net interest income (1)	$174,202	$41	$—	$(5,011)	$169,232

Noninterest income:
Trust fee income	—	7,826	—	—	7,826
Service charges on deposit accounts	5,946	—	—	—	5,946
Investment advisory commission and fee income	—	15,940	—	—	15,940
Insurance commission and fee income	—	—	16,571	—	16,571
Other service fee income (2)	8,414	180	747	—	9,341
Bank owned life insurance income (1)	2,849	—	—	330	3,179
Net gain on sales of investment securities (1)	54	—	—	—	54
Net gain on mortgage banking activities (1)	3,946	—	—	—	3,946
Other income (2)	2,539	—	—	80	2,619
Total noninterest income	$23,748	$23,946	$17,318	$410	$65,422

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2018
Net interest income (1)	$163,042	$32	$—	$(5,012)	$158,062

Noninterest income:
Trust fee income	—	7,882	—	—	7,882
Service charges on deposit accounts	5,632	—	—	—	5,632
Investment advisory commission and fee income	—	15,098	—	—	15,098
Insurance commission and fee income	—	—	15,658	—	15,658
Other service fee income (2)	8,347	199	786	—	9,332
Bank owned life insurance income (1)	3,284	—	—	(110)	3,174
Net gain on sales of investment securities (1)	10	—	—	—	10
Net gain on mortgage banking activities (1)	3,125	—	—	—	3,125
Other income (loss) (2)	417	—	(2)	(153)	262
Total noninterest income	$20,815	$23,179	$16,442	$(263)	$60,173

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2017
Net interest income (1)	$148,180	$8	$—	$(5,012)	$143,176

Noninterest income:
Trust fee income	—	8,055	—	—	8,055
Service charges on deposit accounts	5,482	—	—	—	5,482
Investment advisory commission and fee income	—	13,454	—	—	13,454
Insurance commission and fee income	—	—	14,788	—	14,788
Other service fee income (2)	7,927	198	531	—	8,656
Bank owned life insurance income (1)	3,616	—	—	372	3,988
Net gain on sales of investment securities (1)	45	—	—	3	48
Net gain on mortgage banking activities (1)	4,023	—	—	—	4,023
Other income (2)	745	—	1	—	746
Total noninterest income	$21,838	$21,707	$15,320	$375	$59,240

(1)Net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives are excluded from the scope of FASB ASC 606 "Revenue from Contracts with Customers" (FASB ASC 606). Noninterest income streams that are out of scope of FASB ASC 606 include bank owned life insurance income, sales of investment securities and mortgage banking activities.

(2)Other service fee income and other income include certain items that are in scope and certain items that are out of scope of FASB ASC 606 are described further in the following paragraphs.

Banking Segment

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

Other service fee income is earned from commercial and consumer customers and primarily includes credit and debit card interchange and merchant revenues, mortgage servicing income, which is out of scope of FASB ASC 606, and other deposit related service fee income such as wire transfers, check services and safe deposit boxes. Interchange and merchant revenues are recognized concurrently with the delivery of services on a monthly basis. Other deposit related service fee income include fees for event-driven services, such as wire transfers and check services, and fees for periodic services such as safe deposit box services. The obligation for event-driven services is satisfied at the time of the event when the service is delivered, while the obligation for periodic services is satisfied over the course of each month.

Other income primarily includes net gains or losses from the sales of loans and leases, net gains or losses from the sales or disposition of fixed assets and net gains or losses on interest rate swaps, all of which are out of scope of FASB ASC 606, and net gains or losses on sales and write-downs of other real estate owned. Net gains or losses on sales of other real estate owned are recognized at the point in time in which control of the other real estate owned is transferred.

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

Note 24. Condensed Financial Information - Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2019	2018
Assets:
Cash	$82,673	$78,897
Interest-earning deposits with other banks	177	145
Cash and cash equivalents	82,850	79,042
Investments in securities	1,004	924
Investments in subsidiaries, at equity in net assets:
Bank	685,387	638,500
Non-banks	—	—
Other assets	18,355	18,340
Total assets	$787,596	$736,806
Liabilities:
Dividends payable	$5,865	$5,863
Subordinated notes	94,818	94,574
Other liabilities	11,791	12,236
Total liabilities	112,474	112,673
Shareholders' equity:	675,122	624,133
Total liabilities and shareholders' equity	$787,596	$736,806

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2019	2018	2017
Dividends from Bank	$29,681	$22,359	$26,263
Dividends from non-bank	—	—	—
Net gain on sales of securities	—	—	3
Other income	23,943	26,631	24,740
Total operating income	53,624	48,990	51,006
Interest expense	5,043	5,043	5,037
Operating expenses	25,032	27,155	26,405
Income before income tax benefit and equity in undistributed income of subsidiaries	23,549	16,792	19,564
Income tax benefit	(1,360)	(1,607)	(989)
Income before equity in undistributed income of subsidiaries	24,909	18,399	20,553
Equity in undistributed income of subsidiaries:
Bank	40,810	32,144	23,541
Non-banks	—	—	—
Net income	$65,719	$50,543	$44,094

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2019	2018	2017
Cash flows from operating activities:
Net income	$65,719	$50,543	$44,094
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(40,810)	(32,144)	(23,541)
Net gain on sales of securities	—	—	(3)
Bank owned life insurance (expense) income	(331)	109	(343)
Depreciation of premises and equipment	328	386	387
Stock based compensation	2,348	2,557	3,166
Contributions to pension and other postretirement benefit plans	(266)	(3,264)	(2,295)
Decrease (increase) in other assets	554	14,205	(3,384)
(Decrease) increase in other liabilities	(1,319)	(865)	4,101
Net cash provided by operating activities	26,223	31,527	22,182
Cash flow from investing activities:
Proceeds from sales of securities	—	—	3
Proceeds from bank owned life insurance	—	—	183
Other, net	(371)	(188)	(364)
Net cash used in investing activities	(371)	(188)	(178)
Cash flows from financing activities:
Purchases of treasury stock	(2,045)	(5,984)	(3,519)
Proceeds from public offering of common stock	—	—	70,501
Stock issued under dividend reinvestment and employee stock purchase plans	2,233	2,295	2,413
Proceeds from exercise of stock options	1,203	1,131	1,676
Cash dividends paid	(23,435)	(23,495)	(21,299)
Net cash (used in) provided by financing activities	(22,044)	(26,053)	49,772
Net increase in cash and due from financial institutions	3,808	5,286	71,776
Cash and cash equivalents at beginning of year	79,042	73,756	1,980
Cash and cash equivalents at end of period	$82,850	$79,042	$73,756
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,800	$4,800	$4,800
Income tax, net of refunds received	16,460	643	11,600

Note 25. Quarterly Financial Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2019 and 2018 were as follows:

(Dollars and shares in thousands, except per share data)
2019 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$53,369	$54,300	$54,060	$52,364
Interest expense	10,940	11,655	11,425	10,841
Net interest income	42,429	42,645	42,635	41,523
Provision for loan and lease losses	2,227	1,530	2,076	2,685
Net interest income after provision for loan and lease losses	40,202	41,115	40,559	38,838
Noninterest income	16,170	16,599	16,356	16,297
Noninterest expense	37,478	36,270	36,778	35,557
Income before income taxes	18,894	21,444	20,137	19,578
Income taxes	3,384	3,782	3,669	3,499
Net income	$15,510	$17,662	$16,468	$16,079

Per share data:
Weighted average shares outstanding - basic earnings per share	29,232	29,211	29,181	29,146
Weighted average shares outstanding - diluted earnings per share	29,313	29,285	29,243	29,205

Basic earnings per share	$0.53	$0.60	$0.56	$0.55
Diluted earnings per share	$0.53	$0.60	$0.56	$0.55
Dividends per share	$0.20	$0.20	$0.20	$0.20

(Dollars and shares in thousands, except per share data)
2018 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$51,239	$49,255	$46,460	$43,534
Interest expense	9,862	8,832	7,470	6,262
Net interest income	41,377	40,423	38,990	37,272
Provision for loan and lease losses	103	2,745	15,409	2,053
Net interest income after provision for loan and lease losses	41,274	37,678	23,581	35,219
Noninterest income	14,416	14,861	15,314	15,582
Noninterest expense	33,396	34,371	34,347	35,125
Income before income taxes	22,294	18,168	4,548	15,676
Income taxes	3,922	3,204	191	2,826
Net income	$18,372	$14,964	$4,357	$12,850

Per share data:
Weighted average shares outstanding - basic earnings per share	29,161	29,232	29,176	29,140
Weighted average shares outstanding - diluted earnings per share	29,220	29,318	29,271	29,234

Basic earnings per share	$0.63	$0.51	$0.15	$0.44
Diluted earnings per share	$0.63	$0.51	$0.15	$0.44
Dividends per share	$0.20	$0.20	$0.20	$0.20

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Management's Report on Internal Control over Financial Reporting

The management of Univest Financial Corporation (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2019 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting

We have audited Univest Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2020

Item 9B. Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 22, 2020 (2020 Proxy), under the headings: “Election of Directors,” “Delinquent Section 16(a) Reports,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” and “Nominating and Governance Committee of the Board.”

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

Item 11. Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation’s 2020 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation’s 2020 Proxy under the heading, “Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (LTIP) to permit the issuance of restricted stock units. Under the LTIP, the Corporation may grant options and share awards to employees and non-employee directors up to 3,698,974 shares of common stock. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	508,111	$24.83	2,530,015
Equity compensation plan not approved by security holders	—	—	—
Total	508,111	$24.83	2,530,015

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation’s 2020 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.  Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation’s 2020 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

[Item 15(a) 3. & 15(b)]

Description

(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.
(3.2)	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 10-K, filed with the SEC on February 28, 2019.
(4.1)*	Form of Fixed-to-Floating Subordinated Notes due 2026 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on July 1, 2016.
(4.2)*	Form of Fixed-to-Floating Subordinated Notes due 2025 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on March 30, 2015.
(4.3)	Description of Registrant's Securities
(10.1)*
Form of Change in Control Agreement, dated January 1, 2020, entered into between Univest Financial Corporation, Univest Bank and Trust Co. and each of Brian J. Richardson and Megan D. Santana, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on January 3, 2020.

(10.2)*	Amended and Restated Univest 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 of Form 10-K filed with the SEC on February 28, 2019.
(10.3)*
Form of Change in Control Agreement, dated February 26, 2016, entered into between Univest Financial Corporation and each of Jeffrey M. Schweitzer, Michael S. Keim, Duane J. Brobst, and Eric W. Conner, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on March 2, 2016.

(10.4)*	Univest Financial Corporation 2003 Long-term Incentive Plan is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8, filed with the SEC on March 8, 2005.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
(31.1)
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Brian J. Richardson, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Exhibit 101	The following financial statements from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
	Exhibit 104	The cover page from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.
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
February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	February 28, 2020

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020

/s/ ROGER H. BALLOU Roger H. Ballou	Director	February 28, 2020

/s/ TODD S. BENNING Todd S. Benning	Director	February 28, 2020

/s/ GLENN E. MOYER Glenn E. Moyer	Director	February 28, 2020

/s/ K. LEON MOYER K. Leon Moyer	Director	February 28, 2020

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 28, 2020

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 28, 2020

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 28, 2020

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 28, 2020

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 28, 2020