Form 10-Q
period 2020-03-31
UNIVEST FINANCIAL Corp
filed 2020-05-04
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,187,293
(Title of Class)	(Number of shares outstanding at April 30, 2020)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2020	At December 31, 2019
ASSETS
Cash and due from banks	$49,008	$50,571
Interest-earning deposits with other banks	133,894	74,557
Cash and cash equivalents	182,902	125,128
Investment securities held-to-maturity (fair value $229,552 and $194,886 at March 31, 2020 and December 31, 2019, respectively)	222,389	192,052
Investment securities available-for-sale (amortized cost $208,636, net of allowance for credit losses of $897 at March 31, 2020)	198,886	246,924
Investments in equity securities	2,246	2,623
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,465	28,254
Loans held for sale	11,417	5,504
Loans and leases held for investment	4,448,825	4,386,836
Less: Reserve for credit losses, loans and leases	(68,216)	(35,331)
Net loans and leases held for investment	4,380,609	4,351,505
Premises and equipment, net	55,789	56,676
Operating lease right-of-use assets	34,679	34,418
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	9,773	10,284
Bank owned life insurance	115,512	114,778
Accrued interest receivable and other assets	49,542	40,219
Total assets	$5,464,768	$5,380,924
LIABILITIES
Noninterest-bearing deposits	$1,318,270	$1,279,681
Interest-bearing deposits:
Demand deposits	1,615,979	1,677,682
Savings deposits	836,042	796,702
Time deposits	637,012	606,010
Total deposits	4,407,303	4,360,075
Short-term borrowings	18,415	18,680
Long-term debt	210,069	150,098
Subordinated notes	94,879	94,818
Operating lease liabilities	37,919	37,617
Accrued interest payable and other liabilities	44,632	44,514
Total liabilities	4,813,217	4,705,802
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2020 and December 31, 2019; 31,556,799 shares issued at March 31, 2020 and December 31, 2019; 29,164,782 and 29,334,629 shares outstanding at March 31, 2020 and December 31, 2019, respectively	157,784	157,784
Additional paid-in capital	295,439	294,999
Retained earnings	272,478	288,803
Accumulated other comprehensive loss, net of tax benefit	(25,628)	(21,730)
Treasury stock, at cost; 2,392,017 and 2,222,170 shares at March 31, 2020 and December 31, 2019, respectively	(48,522)	(44,734)
Total shareholders’ equity	651,551	675,122
Total liabilities and shareholders’ equity	$5,464,768	$5,380,924
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019
Interest income
Interest and fees on loans and leases:
Taxable	$45,561	$45,682
Exempt from federal income taxes	2,661	2,683
Total interest and fees on loans and leases	48,222	48,365
Interest and dividends on investment securities:
Taxable	2,705	2,713
Exempt from federal income taxes	240	431
Interest on deposits with other banks	325	269
Interest and dividends on other earning assets	527	586
Total interest income	52,019	52,364
Interest expense
Interest on deposits	7,406	8,203
Interest on short-term borrowings	106	638
Interest on long-term debt and subordinated notes	2,039	2,000
Total interest expense	9,551	10,841
Net interest income	42,468	41,523
Provision for credit losses	21,049	2,685
Net interest income after provision for credit losses	21,419	38,838
Noninterest income
Trust fee income	1,890	1,887
Service charges on deposit accounts	1,397	1,435
Investment advisory commission and fee income	4,255	3,789
Insurance commission and fee income	4,732	5,144
Other service fee income	1,870	2,267
Bank owned life insurance income	734	952
Net gain on sales of investment securities	695	1
Net gain on mortgage banking activities	2,744	483
Other income	67	339
Total noninterest income	18,384	16,297
Noninterest expense
Salaries, benefits and commissions	23,836	21,546
Net occupancy	2,574	2,611
Equipment	995	990
Data processing	2,760	2,514
Professional fees	1,317	1,264
Marketing and advertising	402	540
Deposit insurance premiums	504	452
Intangible expenses	330	426
Other expense	6,853	5,214
Total noninterest expense	39,571	35,557
Income before income taxes	232	19,578
Income tax (benefit) expense	(606)	3,499
Net income	$838	$16,079
Net income per share:
Basic	$0.03	$0.55
Diluted	0.03	0.55
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020			2019
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$232	$(606)	$838	$19,578	$3,499	$16,079
Other comprehensive loss:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(4,965)	(1,042)	(3,923)	5,120	1,075	4,045
Provision for credit losses	597	125	472	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	(695)	(146)	(549)	(1)	—	(1)
Total net unrealized (losses) gains on available-for-sale investment securities	(5,063)	(1,063)	(4,000)	5,119	1,075	4,044
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(497)	(104)	(393)	(168)	(36)	(132)
Less: reclassification adjustment for net losses (gains) realized in net income (2)	29	6	23	(16)	(3)	(13)
Total net unrealized losses on interest rate swaps used in cash flow hedges	(468)	(98)	(370)	(184)	(39)	(145)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	297	62	235	294	62	232
Accretion of prior service cost included in net periodic pension costs (3)	—	—	—	(45)	(9)	(36)
Total defined benefit pension plans	297	62	235	249	53	196
Other comprehensive (loss) income	(5,234)	(1,099)	(4,135)	5,184	1,089	4,095
Total comprehensive (loss) income	$(5,002)	$(1,705)	$(3,297)	$24,762	$4,588	$20,174

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2020
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122
Adjustment to initially apply ASU No. 2016-13 for CECL (1)	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	838	—	—	838
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,135)	—	(4,135)
Cash dividends declared ($0.20 per share)	—	—	—	(5,866)	—	—	(5,866)
Stock-based compensation	—	—	424	(13)	—	—	411
Stock issued under dividend reinvestment and employee stock purchase plans	26,045	—	(49)	—	—	621	572
Vesting of restricted stock unit awards	17,035	—	(346)	—	—	346	—
Exercise of stock options	5,000	—	(7)	—	—	101	94
Cancellation of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(203,150)	—	—	—	—	(4,438)	(4,438)
Balance at March 31, 2020	29,164,782	$157,784	$295,439	$272,478	$(25,628)	$(48,522)	$651,551

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2019
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133
Adjustment to initially apply ASU No. 2016-02 for leases	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities	—	—	—	(39)	—	—	(39)
Net income	—	—	—	16,079	—	—	16,079
Other comprehensive income, net of income tax	—	—	—	—	4,095	—	4,095
Cash dividends declared ($0.20 per share)	—	—	—	(5,853)	—	—	(5,853)
Stock-based compensation	—	—	574	—	—	—	574
Stock issued under dividend reinvestment and employee stock purchase plans	25,743	—	30	—	—	541	571
Exercise of stock options	30,500	—	(91)	—	—	612	521
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Purchases of treasury stock	(37,244)	—	—	—	—	(950)	(950)
Balance at March 31, 2019	29,272,502	$157,784	$293,255	$256,746	$(24,238)	$(45,941)	$637,606
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2020" for additional information.

Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$838	$16,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	21,049	2,685
Depreciation of premises and equipment	1,258	1,318
Net amortization of investment securities premiums and discounts	383	379
Net gain on sales of investment securities	(695)	(1)
Net gain on mortgage banking activities	(2,744)	(483)
Bank owned life insurance income	(734)	(952)
Stock-based compensation	435	577
Intangible expenses	330	426
Other adjustments to reconcile net income to cash provided by (used in) operating activities	273	(205)
Originations of loans held for sale	(63,730)	(30,422)
Proceeds from the sale of loans held for sale	58,959	31,745
Contributions to pension and other postretirement benefit plans	(68)	(66)
Increase in accrued interest receivable and other assets	(2,752)	(3,709)
Decrease in accrued interest payable and other liabilities	(1,750)	(316)
Net cash provided by operating activities	11,052	17,055
Cash flows from investing activities:
Net capital expenditures	(379)	(850)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	12,475	4,288
Proceeds from maturities, calls and principal repayments of securities available-for-sale	12,896	17,085
Proceeds from sales of securities available-for-sale	62,276	491
Purchases of investment securities held-to-maturity	(43,116)	(10,309)
Purchases of investment securities available-for-sale	(32,242)	—
Proceeds from sales of money market mutual funds	4,753	10
Purchases of money market mutual funds	(4,644)	(606)
Net increase in other investments	(211)	(4,362)
Net increase in loans and leases	(62,368)	(61,582)
Proceeds from sales of other real estate owned	—	599
Net cash used in investing activities	(50,560)	(55,236)
Cash flows from financing activities:
Net increase in deposits	47,229	117,239
Net decrease in short-term borrowings	(265)	(116,583)
Proceeds from issuance of long-term debt	125,000	—
Repayment of long-term debt	(65,000)	—
Payment of contingent consideration on acquisitions	(31)	(33)
Purchases of treasury stock	(4,438)	(950)
Stock issued under dividend reinvestment and employee stock purchase plans	572	571
Proceeds from exercise of stock options	94	521
Cash dividends paid	(5,879)	(5,863)
Net cash provided by (used in) financing activities	97,282	(5,098)
Net increase (decrease) in cash and cash equivalents	57,774	(43,279)
Cash and cash equivalents at beginning of year	125,128	109,420
Cash and cash equivalents at end of period	$182,902	$66,141

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,420	$10,629
Cash paid for income taxes, net of refunds	32	25
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and the calculation of the reserve for credit losses.

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases accounted for under ASC 842, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The results reported for periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards. See Note 1, "Summary of Significant Accounting Polices - Reserve for Loan and Lease Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020, for further information on the Corporation's reserve for loan and lease losses methodology under the incurred loss model.

The Corporation adopted this guidance, and subsequent related updates, for all financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, available-for-sale debt securities and unfunded commitments using the modified retrospective approach. On January 1, 2020, the Corporation recorded a cumulative effect decrease to retained earnings of $11.3 million, net of tax, of which $10.2 million related to loans and net investment in leases, $905 thousand related to unfunded commitments, and $237 thousand related to available-for-sale securities.

The Corporation adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $84 thousand of the allowance for credit losses (ACL).

The Corporation adopted ASC 326 using the prospective transition approach for presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2020, though no such charges had been recorded on the securities held by the Corporation as of the date of adoption.

In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Financial Instruments (Topic 825)." The amendments to Topic 326 are the most significant and address how a company considers recoveries and extension options when estimating expected credit losses. The ASU clarifies that a company’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off. The ASU also clarifies that a company should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. This new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation.

The Corporation adopted ASU No. 2019-04 and incorporated the applicable items described as follows into the CECL model. Management addressed the provision in ASU No. 2019-04 related to how a company considers recoveries by performing an analysis to estimate recoveries that could be reasonably expected based on historical experience as described further below. Management addressed the provision in ASU No. 2019-04 related to how a company considers extension options when estimating expected credit losses as described further below. Management reviewed the provision in the ASU No. 2019-04 related to Topics 815 and 825 and determined these amendments did not have a material impact on the Corporation's financial statements.

The Corporation expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

	January 1, 2020
	Pre-adoption	Adoption Impact	As Reported
Assets:
ACL on debt securities: available-for-sale:
Corporate bonds	—	300	300
ACL on loans and leases:
Commercial, financial and agricultural	8,759	5,284	14,043
Real estate-commercial	15,750	6,208	21,958
Real estate-construction	2,446	29	2,475
Real estate-residential secured for business purpose	2,622	2,502	5,124
Real estate-residential secured for personal purpose	2,713	(706)	2,007
Real estate-home equity secured for personal purpose	1,076	(364)	712
Loans to individuals	470	104	574
Lease financings	1,311	(135)	1,176
Unallocated	184	—	184
Total ACL on loans and leases	35,331	12,922	48,253

Liabilities:
Reserve for unfunded commitments	420	1,145	1,565

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement." This ASU applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. Disclosures removed by this ASU are the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels and the valuation processes for Level 3 measurements. This ASU modifies certain disclosures relating to investments in certain entities that calculate net asset value, changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Corporation adopted this guidance and the related required disclosures prospectively on January 1, 2020.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This ASU eliminates Step 2 of the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or for the Corporation's goodwill impairment test in 2020. The Corporation adopted this guidance as of January 1, 2020; the adoption did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements Yet to Be Adopted

In August 2018, the FASB issued ASU No. 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Disclosures removed by this ASU include the following: 1) amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year; 2) amount and timing of plan assets expected to be returned to the employer; and 3) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additional disclosures required by this ASU include: 1) the weighted-average interest crediting rates used in an entity's cash balance pension plans and other similar plans and 2) explanations for reasons for significant changes in the benefit obligation or plan assets. All amendments should be applied retrospectively. This ASU is effective for fiscal years beginning after December 15, 2020 or January 1, 2021 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statement disclosures but will result in revised disclosures for retirement plans and other postretirement benefits.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. This ASU is effective for fiscal years beginning after December 15, 2020 or January 1, 2021 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321): Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." This ASU 2020-01 clarifies the interactions between ASC 321, ASC 323 and ASC 815 and addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. This ASU is effective for fiscal years beginning after December 15, 2021 or January 1, 2022 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Corporation, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Corporation anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Corporation's financial statements.

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of estimated income taxes, reflected in accumulated other comprehensive income, a separate component of shareholders' equity, and credit losses recognized in earnings. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Purchase premiums and discounts are recognized in interest income using the interest method over the expected life of the securities except for premiums on callable debt securities which are amortized to the earliest call date. Due to volatility in the financial markets, there is the risk that any future fair value could vary from that disclosed in the accompanying financial statements. Realized gains and losses on the sale of investment securities are recorded on the trade date, determined using the specific identification method and are included in the consolidated statements of income.

The Corporation measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government agency securities and residential mortgage-backed securities. The Corporation's residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $600 thousand at March 31, 2020 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The forecast data is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Corporation believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $875 thousand at March 31, 2020 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Loans and Leases

Loans that the Corporation has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, which is the principal amount, net of deferred fees and costs, and the allowance for credit losses. Lease financings are stated at net investment amount, consisting of the present value of lease payments and unguaranteed residual value, plus initial direct costs. Loan commitments are made to accommodate the financial needs of the customers. These commitments represent off-balance sheet items that are unfunded. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. Accrual of interest income on loans and leases ceases when collectability of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Loans and leases are considered past due based upon the failure to comply with contractual terms.

A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. When a loan or lease is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed and the amortization of the deferred fees and costs is suspended. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

A loan or lease is classified as a troubled debt restructuring when a concession has been granted to an existing borrower experiencing financial difficulties. The Corporation grants concessions to existing borrowers primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are for up to one year. The goal when restructuring a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than 90 days past due.

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses (ACL) on loans and leases is a valuation account that is used to present the net amount expected to be collected on a loan or lease. The ACL for loans and leases is adjusted through provision for credit losses as a charge against, or credit to, earnings. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and any subsequent recoveries are credited to the ACL. Management evaluates the ACL on a quarterly basis. When changes in the reserve are necessary, an adjustment is made.

Management utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance.

Management uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts in calculating its ACL. Historical credit loss experience provides the basis for the estimation of expected credit losses. Management determines whether there is a need to make qualitative adjustments to historical loss information by monitoring certain factors including differences in current loan-specific risk characteristics as well as for changes in external or environmental conditions, or other relevant factors.

The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan, and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. Options to extend are considered by management in determining the contractual term.

The key inputs to the DCF model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) reasonable and supportable economic forecasts, (5) forecast reversion period, (6) expected recoveries on charged off loans, and (7) discount rate.

Probability of Default (PD)

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selected economic factors that had strong correlations to historical default rates.

Loss Given Default (LGD)

Management elected to use the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives a LGD input from segment specific risk curves that correlates LGD with PD.

Prepayment and Curtailment rates

Prepayment Rates: Loan level transaction data is used to calculate a quarterly prepayment rate for each of the most recent four quarters prior to the measurement date. Those quarterly rates are annualized and the average of the annualized rates is used in the DCF calculation for fixed payment or term loans. Rates are calculated for each pool.

Curtailment Rates: Loan level transaction data is used to calculate annual curtailment rates using any available historical loan level data. The average of the historical rates is used in the DCF model for interest only payment or line of credit type loans. Rates are calculated for each pool.

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario.

Forecast Reversion Period

Management uses forecasts to predict how economic factors will perform and has determined to use a four quarter forecast period as well as a four quarter straight-line reversion period to historical averages (also commonly referred to as the mean reversion period).
Expected Recoveries on Charged-off Loans

Management performs an analysis to estimate recoveries that could be reasonably expected based on historical experience in order to account for expected recoveries on loans that have already been fully charged-off and are not included in the ACL calculation.

Discount Rate

The effective interest rate of the underlying loans and leases of the Corporation serves as the discount rate applied to the expected periodic cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Individual Evaluation

Management evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. Instruments will not be included in both collective and individual analyses. Individual analysis will establish a specific reserve for instruments in scope. All loans on nonaccrual status are individually evaluated for a specific reserve.

Management considers a financial asset as collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral, based on management's assessment as of the reporting date.

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans and leases held for investment totaled $12.4 million at March 31, 2020 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses.

Reserve for Unfunded Commitments

The Corporation maintains a reserve in Accrued expenses and other liabilities for off-balance sheet credit exposures such as unfunded commitments that are currently unfunded in categories with historical loss experience. Management calculates funding rates using loan level data history at the portfolio level. The most recent quarter’s (the actual measurement quarter) funding rate is subtracted from the maximum historical funding rate which is then applied to each pool’s total available line of credit. The applicable pool level loss rates for the current quarter is then applied to calculate the reserve for unfunded commitments liability each period.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. For additional information on the calculation of basic and diluted earnings per share, see Note 1, "Summary of Significant Accounting Policies - Earnings per Share" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2020	2019
Numerator:
Net income	$838	$16,079
Net income allocated to unvested restricted stock awards	—	(67)
Net income allocated to common shares	$838	$16,012
Denominator:
Weighted average shares outstanding	29,286	29,277
Average unvested restricted stock awards	(68)	(131)
Denominator for basic earnings per share—weighted-average shares outstanding	29,218	29,146
Effect of dilutive securities—employee stock options and restricted stock units	65	59
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,283	29,205
Basic earnings per share	$0.03	$0.55
Diluted earnings per share	$0.03	$0.55
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	329	348

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at March 31, 2020 and the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2019, by contractual maturity within each type:

	At March 31, 2020					At December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$229	$—	$—	$7,227	$6,997	$66	$—	$7,063
	6,998	229	—	—	7,227	6,997	66	—	7,063
Residential mortgage-backed securities:
After 5 years to 10 years	8,449	310	—	—	8,759	9,083	129	—	9,212
Over 10 years	206,942	6,624	—	—	213,566	175,972	2,749	(110)	178,611
	215,391	6,934	—	—	222,325	185,055	2,878	(110)	187,823
Total	$222,389	$7,163	$—	$—	$229,552	$192,052	$2,944	$(110)	$194,886
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$300	$—	$—	—	$300	$301	$—	$(1)	$300
	300	—	—	—	300	301	—	(1)	300
State and political subdivisions:
After 1 year to 5 years	5,062	35	—	—	5,097	4,717	23	—	4,740
After 5 years to 10 years	25,305	198	—	—	25,503	29,563	292	—	29,855
	30,367	233	—	—	30,600	34,280	315	—	34,595
Residential mortgage-backed securities:
Within 1 year	185	9	—	—	194	304	9	—	313
After 1 year to 5 years	136	4	—	—	140	611	3	(1)	613
After 5 years to 10 years	2,534	72	—	—	2,606	36,893	107	(21)	36,979
Over 10 years	80,291	2,192	(1)	—	82,482	80,630	378	(453)	80,555
	83,146	2,277	(1)	—	85,422	118,438	497	(475)	118,460
Collateralized mortgage obligations:
After 5 years to 10 years	974	4	—	—	978	2,377	6	(22)	2,361
	974	4	—	—	978	2,377	6	(22)	2,361
Corporate bonds:
Within 1 year	4,503	3	(5)	(4)	4,497	6,012	1	(4)	6,009
After 1 year to 5 years	28,847	486	(385)	(46)	28,902	29,606	596	(61)	30,141
After 5 years to 10 years	499	22	—	—	521	—	—	—	—
Over 10 years	60,000	—	(11,487)	(847)	47,666	60,000	—	(4,942)	55,058
	93,849	511	(11,877)	(897)	81,586	95,618	597	(5,007)	91,208
Total	$208,636	$3,025	$(11,878)	$(897)	$198,886	$251,014	$1,415	$(5,505)	$246,924

Gross unrealized gains and losses are recognized in accumulated other comprehensive income (loss) and changes in the allowance for credit loss are recorded in the provision for credit loss expense. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $335.5 million and $340.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $30.2 million and $12.5 million were pledged to secure credit derivatives and interest rate swaps at March 31, 2020 and December 31, 2019, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Securities available-for-sale:
Proceeds from sales	$62,276	$491
Gross realized gains on sales	709	1
Gross realized losses on sales	14	—
Tax expense related to net realized gains on sales	146	—

At March 31, 2020 and December 31, 2019, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020 and December 31, 2019, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2020
Securities Available-for-Sale
Residential mortgage-backed securities	$466	$(1)	$35	$—	$501	$(1)
Total	$466	$(1)	$35	$—	$501	$(1)
At December 31, 2019
Securities Held-to-Maturity
Residential mortgage-backed securities	$26,767	$(110)	$—	$—	$26,767	$(110)
Total	$26,767	$(110)	$—	$—	$26,767	$(110)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$300	$(1)	$300	$(1)
Residential mortgage-backed securities	21,827	(62)	48,672	(413)	70,499	(475)
Collateralized mortgage obligations	—	—	1,295	(22)	1,295	(22)
Corporate bonds	998	—	65,506	(5,007)	66,504	(5,007)
Total	$22,825	$(62)	$115,773	$(5,443)	$138,598	$(5,505)

At March 31, 2020, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $501 thousand, including unrealized losses of $1 thousand. These holdings were comprised of four federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in the value of these securities was not indicative of a credit loss. The Corporation did not recognize any credit losses on these available-for-sale debt securities for the three months ended March 31, 2020 or other-than-temporary impairment charges for the three months ended March 31, 2019.

At March 31, 2020, no held-to-maturity securities held by the Corporation were in a unrealized loss position. The Corporation did not recognize any credit losses on these held-to-maturity debt securities for the three months ended March 31, 2020 or other-than-temporary impairment charges for the three months ended March 31, 2019.

The table below presents a rollforward by major security type for the three months ended March 31, 2020 of the allowance for credit losses on securities available-for-sale.

Corporate Bonds
Three months ended March 31, 2020
Securities Available-for-Sale
Beginning balance	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	(300)
Additions for securities for which no previous expected credit losses were recognized	(25)
Change in securities for which a previous expected credit loss was recognized	(572)
Ending balance	$(897)

At March 31, 2020, the fair value of available-for-sale securities in an unrealized loss position was $63.2 million, including unrealized losses of $11.9 million, and allowance for credit losses of $897 thousand. These holdings include available-for-sale securities with a fair value of $47.7 million which were in an unrealized loss position of $11.5 million for a period of greater than twelve months. These holdings were comprised of twenty-four investment grade corporate bonds which fluctuate in value based on changes in market conditions, which for these underlying securities is primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities. The Corporation concluded that a portion of decline in the value of these securities was indicative of a credit loss. The Corporation recorded a provision for credit losses of $597 thousand on these available-for-sale debt securities for the three months ended March 31, 2020. The Corporation did not record any other-than-temporary impairment charges for the three months ended March 31, 2019.

The Corporation recognized a $268 thousand net loss and $4 thousand net gain on equity securities during the three months ended March 31, 2020 and 2019, respectively, in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2020 or March 31, 2019.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Commercial, financial and agricultural	$944,189	$947,029
Real estate-commercial	2,100,699	2,040,441
Real estate-construction	215,150	232,595
Real estate-residential secured for business purpose	377,644	373,973
Real estate-residential secured for personal purpose	454,998	439,059
Real estate-home equity secured for personal purpose	177,405	174,435
Loans to individuals	29,170	29,883
Lease financings	149,570	149,421
Total loans and leases held for investment, net of deferred income	$4,448,825	$4,386,836
Imputed interest on lease financings, included in the above table	$(16,106)	$(16,340)
Net deferred costs, included in the above table	5,754	5,999
Overdraft deposits included in the above table	314	407

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at March 31, 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At March 31, 2020
Commercial, financial and agricultural	$1,621	$709	$—	$2,330	$937,925	$940,255	$3,934	$944,189
Real estate—commercial real estate and construction:
Commercial real estate	23,325	2,091	722	26,138	2,045,734	2,071,872	28,827	2,100,699
Construction	4,076	—	—	4,076	211,074	215,150	—	215,150
Real estate—residential and home equity:
Residential secured for business purpose	4,479	1,164	400	6,043	370,331	376,374	1,270	377,644
Residential secured for personal purpose	5,258	1,486	426	7,170	446,548	453,718	1,280	454,998
Home equity secured for personal purpose	819	107	—	926	175,659	176,585	820	177,405
Loans to individuals	219	31	63	313	28,857	29,170	—	29,170
Lease financings	709	81	166	956	148,119	149,075	495	149,570
Total	$40,506	$5,669	$1,777	$47,952	$4,364,247	$4,412,199	$36,626	$4,448,825

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current, acquired credit impaired loans and nonaccrual loans and leases at December 31, 2019:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Acquired Credit Impaired	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2019
Commercial, financial and agricultural	$2,602	$150	$20	$2,772	$940,815	$943,587	$—	$3,442	$947,029
Real estate—commercial real estate and construction:
Commercial real estate	3,473	266	—	3,739	2,008,568	2,012,307	206	27,928	2,040,441
Construction	—	—	—	—	232,338	232,338	—	257	232,595
Real estate—residential and home equity:
Residential secured for business purpose	2,078	2,442	—	4,520	366,473	370,993	—	2,980	373,973
Residential secured for personal purpose	2,969	446	—	3,415	433,548	436,963	58	2,038	439,059
Home equity secured for personal purpose	605	297	—	902	172,106	173,008	—	1,427	174,435
Loans to individuals	157	73	74	304	29,579	29,883	—	—	29,883
Lease financings	1,409	296	49	1,754	147,161	148,915	—	506	149,421
Total	$13,293	$3,970	$143	$17,406	$4,330,588	$4,347,994	$264	$38,578	$4,386,836

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2020 and December 31, 2019.

	At March 31, 2020				At December 31, 2019
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$3,934	$—	$—	$3,934	$3,442	$—	$20	$3,462
Real estate—commercial real estate and construction:
Commercial real estate	28,827	—	722	29,549	27,928	—	—	27,928
Construction	—	—	—	—	257	—	—	257
Real estate—residential and home equity:
Residential secured for business purpose	1,270	—	400	1,670	2,980	—	—	2,980
Residential secured for personal purpose	1,280	—	426	1,706	2,038	—	—	2,038
Home equity secured for personal purpose	820	54	—	874	1,427	54	—	1,481
Loans to individuals	—	—	63	63	—	—	74	74
Lease financings	495	—	166	661	506	—	49	555
Total	$36,626	$54	$1,777	$38,457	$38,578	$54	$143	$38,775
 * Includes nonaccrual troubled debt restructured loans of $13.7 million and $13.8 million at March 31, 2020 and December 31, 2019, respectively.

The following table presents the amortized cost basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing as of March 31, 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At March 31, 2020
Commercial, financial and agricultural	$2,690	$1,244	$3,934	$—
Real estate-commercial	17,174	11,653	28,827	722
Real estate-residential secured for business purpose	1,010	260	1,270	400
Real estate-residential secured for personal purpose	718	562	1,280	426
Real estate-home equity secured for personal purpose	820	—	820	—
Loans to individuals	—	—	—	63
Lease financings	—	495	495	166
Total	$22,412	$14,214	$36,626	$1,777

The following table presents the amortized cost basis of collateral-dependent nonaccrual loans by class of loans as of March 31, 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At March 31, 2020
Commercial, financial and agricultural	$2,002	$1,351	$581	$3,934
Real estate-commercial	28,827	—	—	28,827
Real estate-residential secured for business purpose	1,270	—	—	1,270
Real estate-residential secured for personal purpose	1,280	—	—	1,280
Real estate-home equity secured for personal purpose	820	—	—	820
Total	$34,199	$1,351	$581	$36,131
(1) Business assets including accounts receivable and personal property.
(2) Loans fully reserved given lack of collateral.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2020 and December 31, 2019.

The Corporation employs a risk rating system related to the credit quality of commercial loans and real estate loans secured for a business purpose. The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating. Loans with a relationship balance of less than $1 million are reviewed on a performance basis, with the primary monitored metrics being delinquency status. Loans with relationships greater than $1 million are reviewed at least annually.  Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2019.

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

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2020 under ASC 326.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$52,864	$146,722	$99,263	$65,395	$34,880	$89,984	$420,193	$909,301
2. Special Mention	3	970	1,979	2,841	1,621	1,685	9,678	18,777
3. Substandard	—	1,144	1,356	61	—	628	12,922	16,111
Total	$52,867	$148,836	$102,598	$68,297	$36,501	$92,297	$442,793	$944,189

Real Estate-Commercial
Risk Rating
1. Pass	$161,322	$613,240	$358,038	$357,068	$194,772	$305,101	$44,969	$2,034,510
2. Special Mention	1,754	12,432	—	1,134	5,092	2,918	582	23,912
3. Substandard	—	944	941	11,219	—	26,424	2,749	42,277
Total	$163,076	$626,616	$358,979	$369,421	$199,864	$334,443	$48,300	$2,100,699

Real Estate-Construction
Risk Rating
1. Pass	$22,374	$91,509	$55,864	$10,987	$2,950	$—	$4,372	$188,056
2. Special Mention	20,109	—	—	—	—	—	—	20,109
3. Substandard	—	—	6,985	—	—	—	—	6,985
Total	$42,483	$91,509	$62,849	$10,987	$2,950	$—	$4,372	$215,150

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$24,846	$87,962	$69,936	$56,391	$48,747	$55,682	$29,802	$373,366
2. Special Mention	1,121	475	—	79	743	480	—	2,898
3. Substandard	—	24	—	82	552	654	68	1,380
Total	$25,967	$88,461	$69,936	$56,552	$50,042	$56,816	$29,870	$377,644

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2020.

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2019 under ASC 310.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2019
Grade:
1. Pass	$911,848	$1,974,561	$201,424	$367,122	$3,454,955
2. Special Mention	18,843	24,199	20,987	3,769	67,798
3. Substandard	16,338	41,681	10,184	3,082	71,285
Total	$947,029	$2,040,441	$232,595	$373,973	$3,594,038

Credit Exposure—Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financings Credit Risk Profile by Payment Activity

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans, home equity loans secured for a personal purpose and loans to individuals and lease financings. Loans and leases past due 90 days or more, loans and leases on nonaccrual status and troubled debt restructured loans and lease modifications are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2019.

The following table presents classification of loans at March 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$27,745	$93,752	$87,429	$71,235	$53,602	$117,858	$1,671	$453,292
2. Nonperforming	—	426	57	—	—	1,223	—	1,706
Total	$27,745	$94,178	$87,486	$71,235	$53,602	$119,081	$1,671	$454,998

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$164	$1,104	$1,707	$1,702	$692	$3,583	$167,579	$176,531
2. Nonperforming	—	—	108	—	—	30	736	874
Total	$164	$1,104	$1,815	$1,702	$692	$3,613	$168,315	$177,405

Loans to Individuals
Payment Performance
1. Performing	$630	$2,282	$1,464	$821	$481	$2,736	$20,693	$29,107
2. Nonperforming	—	—	—	—	—	63	—	63
Total	$630	$2,282	$1,464	$821	$481	$2,799	$20,693	$29,170

Lease Financings
Payment Performance
1. Performing	$15,187	$58,670	$43,587	$19,482	$9,488	$2,495	$—	$148,909
2. Nonperforming	—	27	129	396	43	66	—	661
Total	$15,187	$58,697	$43,716	$19,878	$9,531	$2,561	$—	$149,570

The following table presents classifications of loans at December 31, 2019.

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2019
Performing	$437,021	$172,954	$29,809	$148,866	$788,650
Nonperforming	2,038	1,481	74	555	4,148
Total	$439,059	$174,435	$29,883	$149,421	$792,798

Reserve for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for credit losses, loans and leases, for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Beginning balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	Provision (recovery of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2020
Reserve for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$5,630	$(481)	$52	$19,244
Real Estate-Commercial	15,750	6,208	12,817	—	35	34,810
Real Estate-Construction	2,446	29	642	—	—	3,117
Real Estate-Residential Secured for Business Purpose	2,622	2,502	782	(3)	3	5,906
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	114	—	—	2,121
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	78	—	5	795
Loans to Individuals	470	104	47	(35)	14	600
Lease Financings	1,311	(135)	376	(152)	73	1,473
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$20,452	$(671)	$182	$68,216
Three Months Ended March 31, 2019
Reserve for credit losses, loans and leases:
Commercial, Financial and Agricultural	$7,983	$—	$1,353	$(468)	$82	$8,950
Real Estate-Commercial and Construction	13,903	—	1,028	(41)	91	14,981
Real Estate-Residential Secured for Business Purpose	2,236	—	62	—	4	2,302
Real Estate-Residential and Home Equity Secured for Personal Purpose	3,199	—	186	(11)	5	3,379
Loans to Individuals	484	—	48	(85)	22	469
Lease Financings	1,288	—	33	(104)	58	1,275
Unallocated	271	—	(25)	N/A	N/A	246
Total	$29,364	$—	$2,685	$(709)	$262	$31,602
N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at March 31, 2020 and 2019:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At March 31, 2020
Commercial, Financial and Agricultural	$698	$18,546	$19,244	$3,934	$940,255	$—	$944,189
Real Estate-Commercial	1,547	33,263	34,810	28,827	2,071,584	288	2,100,699
Real Estate-Construction	—	3,117	3,117	—	215,150	—	215,150
Real Estate-Residential Secured for Business Purpose	95	5,811	5,906	1,270	376,374	—	377,644
Real Estate-Residential Secured for Personal Purpose	195	1,926	2,121	1,280	453,718	—	454,998
Real Estate-Home Equity Secured for Personal Purpose	—	795	795	820	176,585	—	177,405
Loans to Individuals	—	600	600	—	29,170	—	29,170
Lease Financings	—	1,473	1,473	—	149,570	—	149,570
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$2,535	$65,681	$68,216	$36,131	$4,412,406	$288	$4,448,825
At March 31, 2019
Commercial, Financial and Agricultural	$243	$8,707	$8,950	$3,174	$924,464	$—	$927,638
Real Estate-Commercial and Construction	925	14,056	14,981	18,467	1,995,954	1,748	2,016,169
Real Estate-Residential Secured for Business Purpose	—	2,302	2,302	1,232	359,690	—	360,922
Real Estate-Residential and Home Equity Secured for Personal Purpose	335	3,044	3,379	3,129	586,909	—	590,038
Loans to Individuals	—	469	469	—	32,603	—	32,603
Lease Financings	—	1,275	1,275	—	140,509	—	140,509
Unallocated	N/A	246	246	N/A	N/A	N/A	N/A
Total	$1,503	$30,099	$31,602	$26,002	$4,040,129	$1,748	$4,067,879
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural*	—	$—	$—	2	$956	$956
Real estate—commercial real estate*	—	—	—	1	1,313	1,313
Total	—	$—	$—	3	$2,269	$2,269

* The three nonaccrual troubled debt restructured loans in the above table totaling $2.3 million were modified via the execution of a forbearance agreement during the three months ended March 31, 2019. These loans relate to one borrower and were on nonaccrual status at the time of modification.

As of March 31, 2020, the Corporation modified 46 loans with principal balances totaling $10.7 million via principal and/or interest deferrals. These modifications were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus. Accordingly, these loans were not categorized as troubled debt restructurings.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three months ended March 31, 2020 and 2019.

	Amortization Period Extension
(Dollars in thousands)	No. of Loans	Amount
Three Months Ended March 31, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—
Three Months Ended March 31, 2019
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$956
Real estate—commercial real estate	1	1,313
Total	3	$2,269

There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the three months ended March 31, 2020 or March 31, 2019.

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Real estate-residential secured for personal purpose	$714	$714
Real estate-home equity secured for personal purpose	247	1,058
Total	$961	$1,772

The following presents foreclosed residential real estate property included in other real estate owned at March 31, 2020 or December 31, 2019.

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Foreclosed residential real estate	$71	$71

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
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
2020 (excluding the three months ended March 31, 2020)	$44,780	$57,515
2021	48,877	45,510
2022	35,510	32,233
2023	21,384	18,345
2024	9,172	6,639
Thereafter	2,836	2,259
Total future minimum lease payments receivable	162,559	162,501
Plus: Unguaranteed residual	877	886
Plus: Initial direct costs	2,240	2,374
Less: Imputed interest	(16,106)	(16,340)
Lease financings	$149,570	$149,421

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

Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2020 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2019	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2020	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2020			At December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$4,229	$2,559	$6,788	$4,026	$2,762
Customer related intangibles	7,604	6,830	774	8,819	7,923	896
Servicing rights	19,686	13,246	6,440	19,160	12,534	6,626
Total amortized intangible assets	$34,078	$24,305	$9,773	$34,767	$24,483	$10,284
The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2020 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$875
2021		923
2022		666
2023		409
2024		267
Thereafter		193
The aggregate fair value of mortgage servicing rights was $6.5 million and $9.2 million at March 31, 2020 and December 31, 2019, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at March 31, 2020 and December 31, 2019.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Beginning of period	$6,626	$6,768
Servicing rights capitalized	526	266
Amortization of servicing rights	(657)	(309)
Changes in valuation allowance	(55)	—
End of period	$6,440	$6,725
Loans serviced for others	$1,087,174	$1,037,948
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Valuation allowance, beginning of period	$—	$—
Additions	(55)	—
Valuation allowance, end of period	$(55)	$—

The estimated amortization expense of servicing rights for the remainder of 2020 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$1,585
2021		1,190
2022		908
2023		690
2024		467
Thereafter		1,600

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2020 and December 31, 2019 consisted of the following:

	At March 31, 2020		At December 31, 2019
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,318,270	—%	$1,279,681
Demand deposits	0.23	1,615,979	0.96	1,677,682
Savings deposits	0.18	836,042	0.37	796,702
Time deposits	1.86	637,012	1.95	606,010
Total	0.39%	$4,407,303	0.71%	$4,360,075
The aggregate amount of time deposits in denominations of $100 thousand or more was $329.0 million at March 31, 2020 and $293.2 million at December 31, 2019. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $183.8 million at March 31, 2020 and $143.0 million at December 31, 2019.

At March 31, 2020, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$339,988
2021		129,137
2022		64,816
2023		76,407
2024		23,002
Thereafter		3,662
Total		$637,012

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$18,415	0.05%	$18,680	0.05%

Long-term debt:
FHLB advances	$200,000	1.44%	$140,000	2.04%
Security repurchase agreements	10,069	1.75	10,098	2.07

Subordinated notes	$94,879	5.49%	$94,818	5.32%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (FHLB) with a maximum borrowing capacity of approximately $1.9 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At March 31, 2020 and December 31, 2019, the Bank had outstanding short-term letters of credit with the FHLB totaling $435.1 million and $535.6 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.3 billion at March 31, 2020.

The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks that totaled $504.0 million at March 31, 2020 and December 31, 2019. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia in order to access the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $85.3 million and $94.8 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, the Corporation had no outstanding borrowings under this program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2020 and December 31, 2019, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank have a total of $2.0 billion and $1.9 billion of committed borrowing capacity at March 31, 2020 and December 31, 2019, respectively, of which $1.4 billion and $1.2 billion was available as of March 31, 2020 and December 31, 2019, respectively. The Corporation, through the Bank, also has access to $504.0 million of uncommitted funding sources from correspondent banks, which were fully available at March 31, 2020 and December 31, 2019.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2020	Weighted Average Rate
Remainder of 2020	$10,000	1.47%
2021	45,000	1.93
2022	35,000	1.17
2023	50,000	1.73
2024	60,000	0.98
Thereafter	—	—
Total	$200,000	1.44%

Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of March 31, 2020	Weighted Average Rate
Remainder of 2020	$10,069	1.75%
2021	—	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	—
Total	$10,069	1.75%
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

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2020	2019	2020	2019
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$117	$109	$28	$17
Interest cost	417	476	24	23
Expected return on plan assets	(816)	(771)	—	—
Amortization of net actuarial loss	291	294	6	—
Accretion of prior service cost	—	(45)	—	—
Net periodic benefit cost	$9	$63	$58	$40

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2019 that it expected to make contributions of $159 thousand to its non-qualified retirement plans and $89 thousand to its other postretirement benefit plans in 2020. During the three months ended March 31, 2020, the Corporation contributed $40 thousand to its non-qualified retirement plans and $28 thousand to its other postretirement plans. During the three months ended March 31, 2020, $664 thousand was paid to participants from the retirement plans and $28 thousand was paid to participants from the other postretirement plans.

Note 9. Stock-Based Incentive Plan

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (the Plan) to permit the issuance of restricted stock units.

Beginning in 2019, the Corporation issued to directors and employees (“grantees”) restricted stock units rather than restricted stock awards or stock options, which were issued to grantees in prior reporting periods. Restricted stock units differ from restricted stock awards in that Corporation stock is not issued to grantees at the date of the grant and the grantee does not have voting or dividend rights during the vesting period. In the following schedules, issued restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date and methodology for recording stock-based compensation expense is the same for restricted stock units and restricted stock awards.

The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2020:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2020
Outstanding at December 31, 2019	508,111	$24.83
Expired	(500)	28.50
Forfeited	(3,152)	28.44
Exercised	(5,000)	18.70
Outstanding at March 31, 2020	499,459	24.86	6.2	$5
Exercisable at March 31, 2020	445,481	24.42	6.0	5
The following is a summary of nonvested stock options at March 31, 2020 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2019	163,261	$6.54
Vested	(106,131)	6.58
Forfeited	(3,152)	6.50
Nonvested stock options at March 31, 2020	53,978	6.46
The Corporation did not issue stock options during the three months ended March 31, 2020 or March 31, 2019.
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at March 31, 2020 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards and units at December 31, 2019	209,378	$26.76
Granted	179,080	18.62
Vested	(57,355)	27.23
Cancelled	(19,367)	27.72
Nonvested stock awards and units at March 31, 2020	311,736	21.94

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Restricted stock awards and units granted	179,080	113,729
Weighted average grant date fair value	$18.62	$25.66
Intrinsic value of awards granted	$2,923	$2,782
Restricted stock awards and units vested	57,355	32,965
Weighted average grant date fair value	$27.23	$21.86
Intrinsic value of awards vested	$1,335	$809

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at March 31, 2020 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$306	1.0
Restricted stock awards and units	5,338	2.4
	$5,644	2.3
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Stock-based compensation expense:
Stock options	$108	$216
Restricted stock awards and units	327	361
Employee stock purchase plan	20	17
Total	$455	$594
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$106	$165

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL (1)	237	—	—	237
Other comprehensive (loss) income	(4,000)	(370)	235	(4,135)
Balance, March 31, 2020	$(6,994)	$(555)	$(18,079)	$(25,628)

Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	83	—	83
Other comprehensive income (loss)	4,044	(145)	196	4,095
Balance, March 31, 2019	$(7,177)	$19	$(17,080)	$(24,238)
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2020" for additional information.

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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in

November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At March 31, 2020, approximately $218 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2020. At March 31, 2020, the notional amount of the interest rate swap was $16.1 million and the fair value was a liability of $702 thousand.

The Corporation has an interest rate swap with a current notional amount of $273 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At March 31, 2020, the Corporation had forty-six variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $317.7 million and remaining maturities ranging from less than one year to 10 years. At March 31, 2020, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $1.1 million. At March 31, 2020, the fair value of the swaps to the customers was a net liability of $29.6 million and these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2020 and December 31, 2019. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2020
Interest rate swap - cash flow hedge	$16,084		$—	Other liabilities	$702
Total	$16,084		$—		$702
At December 31, 2019
Interest rate swap - cash flow hedge	$16,286		$—	Other liabilities	$235
Total	$16,286		$—		$235

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2020 and December 31, 2019:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2020
Interest rate swap	$273		$—	Other liabilities	$15
Credit derivatives	317,741		—	Other liabilities	1,109
Interest rate locks with customers	100,673	Other assets	2,911		—
Forward loan sale commitments	104,091		—	Other liabilities	886
Total	$522,778		$2,911		$2,010
At December 31, 2019
Interest rate swap	$303		$—	Other liabilities	$14
Credit derivatives	270,147		—	Other liabilities	176
Interest rate locks with customers	19,966	Other assets	399		—
Forward loan sale commitments	21,846		—	Other liabilities	19
Total	$312,262		$399		$209

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2020	2019
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$29	$(16)
Interest rate swap—fair value hedge—effectiveness	Interest income	—	1
Total net (loss) gain		$(29)	$17

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2020	2019
Credit derivatives	Other noninterest income	$140	$264
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	2,512	(35)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(867)	29
Total net gain		$1,785	$258

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2020	At December 31, 2019
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(556)	$(186)
Total		$(556)	$(186)

Note 12. Fair Value Disclosures

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Corporation determines the fair value of financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances, including assumptions about risk. Three levels of inputs are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. Transfers between levels were recognized at the end of the reporting period for the year ended December 31, 2019.
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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2020.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at March 31, 2020 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $15 thousand at March 31, 2020.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, classified using the fair value hierarchy:

	At March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$300	$—	$300
State and political subdivisions	—	30,600	—	30,600
Residential mortgage-backed securities	—	85,422	—	85,422
Collateralized mortgage obligations	—	978	—	978
Corporate bonds	—	81,586	—	81,586
Total available-for-sale securities	—	198,886	—	198,886
Equity securities:
Equity securities - financial services industry	736	—	—	736
Money market mutual funds	1,510	—	—	1,510
Total equity securities	2,246	—	—	2,246
Loans*	—	—	288	288
Interest rate locks with customers*	—	2,911	—	2,911
Total assets	$2,246	$201,797	$288	$204,331
Liabilities:
Contingent consideration liability	$—	$—	$135	$135
Interest rate swaps*	—	717	—	717
Credit derivatives*	—	—	1,109	1,109
Forward loan sale commitments*	—	886	—	886
Total liabilities	$—	$1,603	$1,244	$2,847

The Corporation recorded no unrealized gains and losses within other comprehensive income for recurring Level 3 fair value measurements held at March 31, 2020. The $1.1 million of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 46 interest rate swaps with a current notional amount of $317.7 million. The March 31, 2020 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

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
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Purchases/additions	Sales	Payments received	Premium amortization, net	Increase in value	Balance at March 31, 2020
Loans	$317	$—	$—	$(30)	$—	$1	$288
Credit derivatives	(176)	(1,073)	—	—	—	140	(1,109)
Net total	$141	$(1,073)	$—	$(30)	$—	$141	$(821)

	Three Months Ended March 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Purchases/additions	Sales	Payments received	Premium amortization, net	Increase in value	Balance at March 31, 2019
Corporate bonds	$25,729	$—	$—	$—	$—	$910	$26,639
Loans	1,779	—	—	(39)	—	8	1,748
Credit derivatives	(72)	(271)	—	—	—	264	(79)
Net total	$27,436	$(271)	$—	$(39)	$—	$1,182	$28,308

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2020
Girard Partners	$160	$—	$31	$6	$135
Total contingent consideration liability	$160	$—	$31	$6	$135

	Three Months Ended March 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2019
Girard Partners	$259	$—	$33	$9	$235
Total contingent consideration liability	$259	$—	$33	$9	$235

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019:

	At March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$33,596	$33,596
Other real estate owned	—	—	516	516
Total	$—	$—	$34,112	$34,112

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$36,018	$36,018
Impaired leases held for investment	—	—	277	277
Other real estate owned	—	—	516	516
Total	$—	$—	$36,811	$36,811

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2020 and December 31, 2019. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$182,902	$—	$—	$182,902	$182,902
Held-to-maturity securities	—	229,552	—	229,552	222,389
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,465
Loans held for sale	—	11,525	—	11,525	11,417
Net loans and leases held for investment	—	—	4,454,495	4,454,495	4,346,725
Servicing rights	—	—	6,684	6,684	6,440
Total assets	$182,902	$241,077	$4,461,179	$4,885,158	$4,798,338
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,770,291	$—	$—	$3,770,291	$3,770,291
Time deposits	—	647,933	—	647,933	637,012
Total deposits	3,770,291	647,933	—	4,418,224	4,407,303
Short-term borrowings	—	18,415	—	18,415	18,415
Long-term debt	—	214,492	—	214,492	210,069
Subordinated notes	—	91,872	—	91,872	94,879
Total liabilities	$3,770,291	$972,712	$—	$4,743,003	$4,730,666
Off-Balance-Sheet:
Commitments to extend credit	$—	$(8,033)	$—	$(8,033)	$—

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$125,128	$—	$—	$125,128	$125,128
Held-to-maturity securities	—	194,886	—	194,886	192,052
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,254
Loans held for sale	—	5,560	—	5,560	5,504
Net loans and leases held for investment	—	—	4,309,208	4,309,208	4,314,893
Servicing rights	—	—	9,340	9,340	6,626
Total assets	$125,128	$200,446	$4,318,548	$4,644,122	$4,672,457
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,754,065	$—	$—	$3,754,065	$3,754,065
Time deposits	—	609,387	—	609,387	606,010
Total deposits	3,754,065	609,387	—	4,363,452	4,360,075
Short-term borrowings	—	18,680	—	18,680	18,680
Long-term debt	—	151,343	—	151,343	150,098
Subordinated notes	—	96,663	—	96,663	94,818
Total liabilities	$3,754,065	$876,073	$—	$4,630,138	$4,623,671
Off-Balance-Sheet:
Commitments to extend credit	$—	$(8,070)	$—	$(8,070)	$—

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2020, individually analyzed loans held for investment had a carrying amount of

$36.1 million with a valuation allowance of $2.5 million. At December 31, 2019, impaired loans held for investment had a carrying amount of $38.1 million with a valuation allowance of $2.1 million. The Corporation had no individually analyzed leases at March 31, 2020. The Corporation had impaired leases of $277 thousand with no reserve at December 31, 2019.

Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2020, servicing rights had a carrying amount of $6.4 million with a valuation allowance of $55 thousand. At December 31, 2019, servicing rights carrying amount of $6.6 million with no valuation allowance.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2020, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. At March 31, 2020 and December 31, 2019, OREO had a carrying amount of $516 thousand. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 13. Segment Reporting

At March 31, 2020, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated below.

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers trust and investment advisory services, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisory managing private investment accounts for both individuals and institutions.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2020	At December 31, 2019	At March 31, 2019
Banking	$5,362,279	$5,282,505	$4,942,539
Wealth Management	45,786	44,591	40,910
Insurance	35,935	34,291	31,837
Other	20,768	19,537	20,241
Consolidated assets	$5,464,768	$5,380,924	$5,035,527
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$52,004	$7	$—	$8	$52,019
Interest expense	8,276	—	—	1,275	9,551
Net interest income	43,728	7	—	(1,267)	42,468
Provision for credit losses	21,049	—	—	—	21,049
Noninterest income	7,552	6,187	4,887	(242)	18,384
Intangible expenses	202	78	50	—	330
Other noninterest expense	31,839	4,100	3,146	156	39,241
Intersegment (revenue) expense*	(282)	152	130	—	—
(Loss) income before income taxes	(1,528)	1,864	1,561	(1,665)	232
Income tax (benefit) expense	(844)	382	336	(480)	(606)
Net (loss) income	$(684)	$1,482	$1,225	$(1,185)	$838
Capital expenditures	$371	$5	$3	$—	$379

	Three Months Ended
	March 31, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$52,346	$10	$—	$8	$52,364
Interest expense	9,580	—	—	1,261	10,841
Net interest income	42,766	10	—	(1,253)	41,523
Provision for credit losses	2,685	—	—	—	2,685
Noninterest income	4,971	5,720	5,353	253	16,297
Intangible expenses	233	105	88	—	426
Other noninterest expense	27,779	3,794	3,126	432	35,131
Intersegment (revenue) expense*	(299)	166	133	—	—
Income (expense) before income taxes	17,339	1,665	2,006	(1,432)	19,578
Income tax expense (benefit)	3,120	314	193	(128)	3,499
Net income (loss)	$14,219	$1,351	$1,813	$(1,304)	$16,079
Capital expenditures	$765	$39	$25	$21	$850
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 14. Leases
The following table provides information with respect to the Corporation's operating leases:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$953	$947
Short-term lease cost	3	—
Variable lease cost	1	—
Total lease cost	$957	$947
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$910	$873

	At March 31, 2020	At December 31, 2019
Weighted-average remaining lease term in years	14.7	14.8
Weighted-average discount rate	4.21%	4.24%

At March 31, 2020, maturities of lease liabilities are as follows:

Maturity of Lease Liabilities	(Dollars in thousands)	Amount
Remainder of 2020		$2,759
2021		3,732
2022		3,727
2023		3,677
2024		3,547
Thereafter		34,555
Total lease payments		51,997
Less: imputed interest		(14,078)
Present value of lease liabilities		$37,919

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

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements include but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

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
•Timing of revenues and expenditures;
•Adverse change in the securities markets;
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

In December 2019, coronavirus (COVID-19) was first reported in China. On March 11, 2020, the World Health Organization declared a worldwide pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following risks, uncertainties and assumptions:

•Demand for our products and services may decline;

•If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;
•Collateral for loans, especially real estate, may decline in value;
•Our allowance for credit losses on loans and leases may have to be increased if borrowers experience financial difficulties;
•The net worth and liquidity of loan guarantors may decline;
•As a result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities;
•A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•Our wealth management revenues may decline with continuing market turmoil;
•Our cyber security risks are increased as a result of an increase in the number of employees working remotely; and
•FDIC premiums may increase if the agency experience additional resolution costs.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.

These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the reserve for loan and lease losses as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2019 Annual Report on Form 10-K. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and leases, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

General

The Corporation is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. The consolidated financial statements include the accounts of the Corporation and the Bank.

Through its wholly-owned subsidiaries, the Bank provides a variety of financial services for individuals, businesses, municipalities and non-profit organizations. The Bank is the parent company of Girard Investment Services, LLC, a full-service registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency and Univest Capital, Inc., an equipment financing business.

The Corporation earns revenue primarily from the margins and fees generated from lending and depository services as well as fee-based income from trust, insurance, mortgage banking and investment services. The Corporation seeks to achieve adequate and reliable earnings through business growth while maintaining adequate levels of capital and liquidity and limiting exposure to credit and interest rate risk.

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2020	2019	Amount	Percent
Net income	$838	$16,079	$(15,241)	(94.8%)
Net income per share:
Basic	$0.03	$0.55	$(0.52)	(94.5)
Diluted	0.03	0.55	(0.52)	(94.5)
Return on average assets	0.06%	1.30%	(124 BP)	(95.4)
Return on average equity	0.50%	10.32%	(982 BP)	(95.2)

The Corporation reported net income of $838 thousand, or $0.03 diluted earnings per share, for the three months ended March 31, 2020, compared to net income of $16.1 million, or $0.55 diluted earnings per share, for the three months ended March 31, 2019.

The Corporation adopted CECL effective January 1, 2020, as discussed in Note 1. Summary of Significant Accounting Policies. Upon adoption, the allowance for credit losses on loans and leases increased by $12.9 million, the allowance for credit losses on investments increased by $300 thousand, and the reserve for unfunded commitments increased by $1.1 million, which, in the aggregate, resulted in an after-tax retained earnings adjustment of $11.3 million.

During the three months ended March 31, 2020, the Corporation recorded a provision for credit losses on loans and leases of $20.4 million, a provision for credit losses on investment securities of $597 thousand and a reserve for unfunded commitments of $794 thousand. Included within the $21.8 million in provision for credit losses and reserve for unfunded commitments is $20.3 million (after-tax charge of $16.1 million), or $0.55 diluted earnings per share, of expense related to COVID-19, which was the result of economic assumptions within the Corporation’s CECL model. This charge included a provision for credit losses on loans and leases of $19.4 million, a provision for credit losses on investment securities of $536 thousand and a reserve for unfunded commitments of $384 thousand. During the three months ended March 31, 2019, the Corporation recorded a provision for loan and lease losses of $2.7 million. The provision for 2019 included the impact of downgrading one $14.6 million shared national credit loan from pass to substandard.

The results for the three months ended March 31, 2020, included a $652 thousand ($515 thousand after-tax), or $0.02 diluted earnings per share, gain on the sale of investment securities and a $656 thousand ($518 thousand after-tax), or $0.02 diluted earnings per share, charge in other expense related to the extinguishment of long-term debt.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2020 and 2019. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three months ended March 31, 2020 versus 2019

Net interest income on a tax-equivalent basis for the three months ended March 31, 2020 was $43.1 million, an increase of $945 thousand, or 2.2%, compared to the three months ended March 31, 2019. The increase in tax-equivalent net interest income for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower deposit and borrowing costs and growth in loans partially offset by a decrease in yield on loans.

The net interest margin on a tax-equivalent basis for the three months ended March 31, 2020 was 3.48%, compared to 3.75% for the three months ended March 31, 2019. During the three months ended March 31, 2020, excess liquidity reduced net interest margin by approximately six basis points and had no impact on the three months ended March 31, 2019. The excess liquidity was primarily driven by strong deposit growth in the period. Purchase accounting accretion had no impact on the net interest margin for the three months ended March 31, 2020 compared to a favorable impact of approximately one basis point for the three months ended March 31, 2019. Excluding purchase accounting accretion and the impact of excess liquidity, the net interest margin, on a tax-equivalent basis, was 3.54% for the three months ended March 31, 2020 and 3.74% for the three months ended March 31, 2019.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$118,108	$325	1.11%	$42,566	$269	2.56%
U.S. government obligations	7,298	37	2.04	20,039	82	1.66
Obligations of states and political subdivisions	33,595	289	3.46	64,167	546	3.45
Other debt and equity securities	401,007	2,668	2.68	385,990	2,631	2.76
Federal Home Loan Bank, Federal Reserve Bank and other stock	31,450	527	6.74	32,360	586	7.34
Total interest-earning deposits, investments and other interest-earning assets	591,458	3,846	2.62	545,122	4,114	3.06
Commercial, financial and agricultural loans	821,267	8,631	4.23	811,071	10,758	5.38
Real estate—commercial and construction loans	2,139,369	23,917	4.50	1,822,276	21,559	4.80
Real estate—residential loans	991,550	11,052	4.48	938,299	11,412	4.93
Loans to individuals	30,016	407	5.45	32,524	518	6.46
Municipal loans and leases	317,006	3,265	4.14	332,299	3,221	3.93
Lease financings	89,376	1,554	6.99	80,893	1,435	7.19
Gross loans and leases	4,388,584	48,826	4.47	4,017,362	48,903	4.94
Total interest-earning assets	4,980,042	52,672	4.25	4,562,484	53,017	4.71
Cash and due from banks	50,891			44,714
Reserve for credit losses, loans and leases	(44,372)			(30,111)
Premises and equipment, net	56,399			59,179
Operating lease right-of-use assets	34,545			37,129
Other assets	332,056			330,858
Total assets	$5,409,561			$5,004,253
Liabilities:
Interest-bearing checking deposits	$584,391	$796	0.55	$478,927	$714	0.60
Money market savings	1,057,336	2,903	1.10	918,487	3,748	1.65
Regular savings	816,760	792	0.39	789,033	814	0.42
Time deposits	602,903	2,915	1.94	655,303	2,927	1.81
Total time and interest-bearing deposits	3,061,390	7,406	0.97	2,841,750	8,203	1.17
Short-term borrowings	40,126	106	1.06	117,664	638	2.20
Long-term debt	169,205	764	1.82	145,299	739	2.06
Subordinated notes	94,847	1,275	5.41	94,603	1,261	5.41
Total borrowings	304,178	2,145	2.84	357,566	2,638	2.99
Total interest-bearing liabilities	3,365,568	9,551	1.14	3,199,316	10,841	1.37
Noninterest-bearing deposits	1,288,594			1,089,449
Operating lease liabilities	37,766			40,090
Accrued expenses and other liabilities	44,173			43,824
Total liabilities	4,736,101			4,372,679
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	295,318			292,746
Retained earnings and other equity	220,358			181,044
Total shareholders’ equity	673,460			631,574
Total liabilities and shareholders’ equity	$5,409,561			$5,004,253
Net interest income		$43,121			$42,176
Net interest spread			3.11			3.34
Effect of net interest-free funding sources			0.37			0.41
Net interest margin			3.48%			3.75%
Ratio of average interest-earning assets to average interest-bearing liabilities	147.97%			142.61%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2020 and 2019 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2020 Versus 2019
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$274	$(218)	$56
U.S. government obligations	(61)	16	(45)
Obligations of states and political subdivisions	(259)	2	(257)
Other debt and equity securities	109	(72)	37
Federal Home Loan Bank, Federal Reserve Bank and other stock	(15)	(44)	(59)
Interest on deposits, investments and other earning assets	48	(316)	(268)
Commercial, financial and agricultural loans	138	(2,265)	(2,127)
Real estate—commercial and construction loans	3,726	(1,368)	2,358
Real estate—residential loans	664	(1,024)	(360)
Loans to individuals	(37)	(74)	(111)
Municipal loans and leases	(139)	183	44
Lease financings	158	(39)	119
Interest and fees on loans and leases	4,510	(4,587)	(77)
Total interest income	4,558	(4,903)	(345)
Interest expense:
Interest-bearing checking deposits	145	(63)	82
Money market savings	517	(1,362)	(845)
Regular savings	31	(53)	(22)
Time deposits	(229)	217	(12)
Interest on time and interest-bearing deposits	464	(1,261)	(797)
Short-term borrowings	(299)	(233)	(532)
Long-term debt	116	(91)	25
Subordinated notes	14	—	14
Interest on borrowings	(169)	(324)	(493)
Total interest expense	295	(1,585)	(1,290)
Net interest income	$4,263	$(3,318)	$945

Interest Income

Three months ended March 31, 2020 versus 2019

Interest income on a tax-equivalent basis for the three months ended March 31, 2020 was $52.7 million, a decrease of $345 thousand, or 0.7%, from the same period in 2019. The slight decrease in interest income for the three months ended March 31, 2020 was primarily due to the Federal Reserve interest rate reductions of 75 basis in the third and fourth quarter of 2019 and 150 basis points in the first quarter of 2020, offset by increases of $371.2 million in average gross loans and leases held for investment. Purchase accounting accretion had no impact on the rate on interest-earning assets for the three months ended March 31, 2020, compared to a favorable impact of one basis point for the three months ended March 31, 2019.

Interest Expense

Three months ended March 31, 2020 versus 2019

Interest expense for the three months ended March 31, 2020 was $9.6 million, a decrease of $1.3 million, or 11.9%, from the same period in 2019. Interest expense on average interest-bearing deposits decreased $797 thousand, or 9.7%, for the three months ended March 31, 2020 primarily due to the Federal Reserve interest rate decreases in 2019 and 2020, offset by the growth in average interest-bearing deposits of $219.6 million, or 7.7%. Additionally, interest expense on borrowings decreased $492 thousand, or 18.7%, for the three months ended March 31, 2020 from the same period in 2019, due to a decrease of $77.5 million, or 65.9%, in the average balance of short-term borrowings.

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2020 was $21.0 million compared to $2.7 million for the same period in the prior year. Net loan and lease charge-offs for the three months ended March 31, 2020 were $489 thousand compared to $447 thousand for the same period in the prior year. Refer to the Executive Overview for discussion of the drivers of provision expense for the three months ended March 31, 2020 and 2019.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2020	2019	Amount	Percent
Trust fee income	$1,890	$1,887	$3	0.2%
Service charges on deposit accounts	1,397	1,435	(38)	(2.6)
Investment advisory commission and fee income	4,255	3,789	466	12.3
Insurance commission and fee income	4,732	5,144	(412)	(8.0)
Other service fee income	1,870	2,267	(397)	(17.5)
Bank owned life insurance income	734	952	(218)	(22.9)
Net gain on sales of investment securities	695	1	694	N/M
Net gain on mortgage banking activities	2,744	483	2,261	N/M
Other income	67	339	(272)	(80.2)
Total noninterest income	$18,384	$16,297	$2,087	12.8%
Three months ended March 31, 2020 versus 2019

Noninterest income for the three months ended March 31, 2020 was $18.4 million, an increase of $2.1 million, or 12.8%, from the three months ended March 31, 2019.

The net gain on mortgage banking activities increased $2.3 million, or 468.1%, for the three months ended March 31, 2020, primarily due to an increase in mortgage volume and an expansion of margins. Net gain on sales of investment securities increased $694 thousand for the quarter primarily due to a $652 thousand gain on the sale of $58.3 million of agency backed mortgage backed securities. Investment advisory commission and fee income increased $466 thousand, or 12.3%, for the three months ended March 31, 2020, primarily due to new customer relationships and appreciation of assets under management, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management balance.

Insurance commission and fee income decreased $412 thousand, or 8.0%, for the three months ended March 31, 2020, primarily due to a decrease in contingent commission income of $389 thousand, which was $1.1 million for the three months ended March 31, 2020, compared to $1.5 million for the quarter ended March 31, 2019. Other service fee income decreased $397 thousand, or 17.5%, for the three months ended March 31, 2020, primarily due to an increase of $331 thousand of mortgage servicing rights amortization. The increase in amortization for the three months ended March 31, 2020, was primarily driven by the decline in interest rates and their impact on prepayment activity. BOLI income decreased $218 thousand, or 22.9%, for the three months ended March 31, 2020, primarily due to an increase in value of our non-qualified annuity portfolio of $26 thousand in the three months ended March 31, 2020, compared to an increase of $249 thousand for the three months ended March 31, 2019. During the first quarter of 2019, in order to reduce future volatility, the Corporation transferred the funds invested within the non-qualified annuity portfolio to a stable fund investment strategy. Other income decreased $272 thousand, or 80.2%, for the three months ended March 31, 2020, primarily driven by a loss in the value of equity securities measured at fair value of $268 thousand for the three months ended March 31, 2020 compared to a gain of $4 thousand for the quarter ended March 31, 2019.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries, benefits and commissions	$23,836	$21,546	$2,290	10.6%
Net occupancy	2,574	2,611	(37)	(1.4)
Equipment	995	990	5	0.5
Data processing	2,760	2,514	246	9.8
Professional fees	1,317	1,264	53	4.2
Marketing and advertising	402	540	(138)	(25.6)
Deposit insurance premiums	504	452	52	11.5
Intangible expenses	330	426	(96)	(22.5)
Other expense	6,853	5,214	1,639	31.4
Total noninterest expense	$39,571	$35,557	$4,014	11.3%
Three months ended March 31, 2020 versus 2019

Noninterest expense for the three months ended March 31, 2020 was $39.6 million, an increase of $4.0 million, or 11.3%, from the three months ended March 31, 2019.

Salaries, benefits and commissions increased $2.3 million, or 10.6%, for the three months ended March 31, 2020, primarily attributable to additional staff hired, primarily during 2019, to support revenue generation across all business lines, expansion of our commercial lending groups in the first and second quarter of 2019, annual merit increases and increased variable compensation due to strong mortgage banking activity. Data processing expense increased $246 thousand, or 9.8%, for the three months ended March 31, 2020, primarily due to continued investments in customer relationship management software and internal infrastructure improvements as well as outsourced data processing solutions. Other expense increased $1.6 million, or 31.4%, for the three months ended March 31, 2020, primarily due to a one-time $656 thousand charge related to the extinguishment of long-term debt and an increase of $794 thousand in the reserve for unfunded commitments, which resulted from the adoption of CECL.

Tax Provision

The provision for income taxes for the three months ended March 31, 2020 and 2019 was $(606) thousand and $3.5 million, at an effective rate of (261.2)% and 17.9%, respectively. The negative effective tax rate for the three months ended March 31, 2020 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. The calculation of the effective tax rate for income taxes for the three months ended March 31, 2020 is based on the actual effective tax rate for the year-to-date period, given the uncertainty of the impact of COVID-19 and its potential impact on the Corporation’s estimate of the annual effective tax rate. The Corporation's effective income tax rates for the three months ended March 31, 2019 was favorably impacted by discrete tax benefits. Excluding these items, the effective tax rate was 18.2% for the three months ended March 31, 2019.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31, 2020	At December 31, 2019	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$182,902	$125,128	$57,774	46.2%
Investment securities, net of allowance for credit losses	423,521	441,599	(18,078)	(4.1)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,465	28,254	211	0.7
Loans held for sale	11,417	5,504	5,913	N/M
Loans and leases held for investment	4,448,825	4,386,836	61,989	1.4
Reserve for credit losses, loans and leases	(68,216)	(35,331)	(32,885)	(93.1)
Premises and equipment, net	55,789	56,676	(887)	(1.6)
Operating lease right-of-use assets	34,679	34,418	261	0.8
Goodwill and other intangibles, net	182,332	182,843	(511)	(0.3)
Bank owned life insurance	115,512	114,778	734	0.6
Accrued interest receivable and other assets	49,542	40,219	9,323	23.2
Total assets	$5,464,768	$5,380,924	$83,844	1.6%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $57.8 million, or 46.2%, from December 31, 2019, primarily due to increased interest-earning deposits at the Federal Reserve Bank of $56.8 million.

Investment Securities

Total investments securities at March 31, 2020 decreased $18.1 million from December 31, 2019. Sales of $67.0 million, maturities and pay-downs of $18.4 million, calls of $6.9 million, decreases in the fair value of available-for-sale investment securities of $4.8 million, provision for credit losses of $897 thousand and net amortization of purchased premiums and discounts of $446 thousand were partially offset by purchases of $80.0 million. The decrease in the fair value of available-for-sale investment securities was primarily recorded on the variable rate corporate bond portfolio which was negatively impacted by the sudden decrease in interest rates and the yield curve.

Loans and Leases

Gross loans and leases held for investment grew $62.0 million, or 1.4%, from December 31, 2019. The growth in loans was primarily in commercial real estate and residential real estate loans.

Asset Quality

The Bank's strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans and leases. Performance of the loan and lease portfolio is monitored on a regular basis by Bank management and lending officers.

Nonaccrual loans and leases and accruing troubled debt restructured loans are loans or leases for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. Factors considered by management in determining accrual status include payment status, borrower cash flows, collateral value and the probability of collecting scheduled principal and interest payments when due.

At March 31, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $36.7 million. The related allowance for credit losses on loans and leases was $2.5 million. At December 31, 2019, loans that were considered to be impaired was $38.4 million. The related reserve for loan losses was $2.1 million. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits. During the first quarter of 2020, three residential real estate loans totaling $710 thousand and two home equity loans totaling $741 thousand were returned to accruing status as these loans have maintained a period of repayment performance in accordance with the Corporation's policy. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Other real estate owned was $516 thousand at March 31, 2020 and December 31, 2019.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$3,934	$3,442
Real estate—commercial	28,827	27,928
Real estate—construction	—	257
Real estate—residential	3,370	6,445
Lease financings	495	506
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	36,626	38,578
Accruing troubled debt restructured loans and lease modifications not included in the above	54	54
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	20
Real estate—commercial	722	—
Real estate—residential	826	—
Loans to individuals	63	74
Lease financings	166	49
Total accruing loans and leases, 90 days or more past due	1,777	143
Total nonperforming loans and leases	38,457	38,775
Other real estate owned	516	516
Total nonperforming assets	$38,973	$39,291
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.82%	0.88%
Nonperforming loans and leases / loans and leases held for investment	0.86%	0.88%
Nonperforming assets / total assets	0.71%	0.73%

Allowance for credit losses, loans and leases	$68,216	$35,331
Allowance for credit losses, loans and leases / loans and leases held for investment	1.53%	0.81%
Allowance for credit losses, loans and leases / nonaccrual loans and leases held for investment	186.25%	91.58%
Allowance for credit losses, loans and leases / nonperforming loans and leases held for investment	177.38%	91.12%

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$13,680	$13,817

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$36,626	$38,578
Nonaccrual loans and leases with partial charge-offs	2,830	1,966
Life-to-date partial charge-offs on nonaccrual loans and leases	1,532	1,320
Specific reserves on individually analyzed loans	2,535	2,108
Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $982 thousand and $725 thousand for the three months ended March 31, 2020 and 2019, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2020 and December 31, 2019.

The Corporation also has goodwill with a net carrying value of $172.6 million at March 31, 2020 and December 31, 2019, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2020 and 2019. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2020	At December 31, 2019	Change
			Amount	Percent
Deposits	$4,407,303	$4,360,075	$47,228	1.1%
Short-term borrowings	18,415	18,680	(265)	(1.4)
Long-term debt	210,069	150,098	59,971	40.0
Subordinated notes	94,879	94,818	61	0.1
Operating lease liabilities	37,919	37,617	302	0.8
Accrued interest payable and other liabilities	44,632	44,514	118	0.3
Total liabilities	$4,813,217	$4,705,802	$107,415	2.3%

Deposits

Total deposits increased $47.2 million, or 1.1%, from December 31, 2019, primarily due to increases in commercial and consumer deposits partially offset by a seasonal decrease in public funds deposits.

Borrowings

Total borrowings increased $59.8 million, or 22.7%, from December 31, 2019, primarily due to an increase in long-term borrowings of $60.0 to fund future loan growth.

Other liabilities

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $2.4 million and $420 thousand at March 31, 2020 and December 31, 2019, respectively. The increase of $1.9 million relates to the implementation of ASU 2016-03.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2020	At December 31, 2019	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	295,439	294,999	440	0.1
Retained earnings	272,478	288,803	(16,325)	(5.7)
Accumulated other comprehensive loss	(25,628)	(21,730)	(3,898)	(17.9)
Treasury stock	(48,522)	(44,734)	(3,788)	(8.5)
Total shareholders’ equity	$651,551	$675,122	$(23,571)	(3.5%)

The decrease in shareholders' equity at March 31, 2020 of $23.6 million, or 3.5%, from December 31, 2019 was primarily related to a decrease in retained earnings of $16.3 million. Retained earnings at March 31, 2020 was decreased by $11.3 million upon adoption of CECL and by $5.9 million of cash dividends declared which was partially offset by the three months of net income of $838 thousand. Accumulated other comprehensive loss increased by $3.9 million mainly attributable to decreases in the fair value of available-for-sale investment securities of $3.8 million, net of tax. Treasury stock increased $3.8 million from December 31, 2019 primarily related to purchases of $4.0 million under the Corporation's share repurchase program.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax loss of $1.5 million and a pre-tax income of $17.3 million for the three months ended March 31, 2020 and 2019, respectively. See the section of this MD&A under the heading “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Credit Losses” for a discussion of the Banking Segment.

The Wealth Management segment reported pre-tax income of $1.9 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. Noninterest income was $6.2 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase in pre-tax income and noninterest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to new client relationships and appreciation of assets under management and supervision, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $3.3 billion as of March 31, 2020, $3.8 billion as of December 31, 2019 and $3.6 billion as of March 31, 2019. The decrease in assets under management and supervision of $511 million for the period from December 31, 2019 to March 31, 2020 was primarily due to the general downturn in the equity markets in March 2020 driven by the impact of COVID-19.

The Insurance segment reported pre-tax income of $1.6 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. Noninterest income was $4.9 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in pre-tax income and noninterest income for the three months ended March 31, 2020 was primarily due to a decrease in contingent commission income, which was $1.1 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which require Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at March 31, 2020.

Table 4—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of March 31, 2020 and December 31, 2019 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$657,856	13.65%	$385,467	8.00%	$481,834	10.00%
Bank	568,205	11.87	382,946	8.00	478,682	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	520,010	10.79	289,101	6.00	385,467	8.00
Bank	515,238	10.76	287,209	6.00	382,946	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	520,010	10.79	216,825	4.50	313,192	6.50
Bank	515,238	10.76	215,407	4.50	311,143	6.50
Tier 1 Capital (to Average Assets):
Corporation	520,010	9.90	210,016	4.00	262,521	5.00
Bank	515,238	9.85	209,307	4.00	261,634	5.00
At December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$655,010	13.78%	$380,276	8.00%	$475,344	10.00%
Bank	552,142	11.66	378,724	8.00	473,405	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	285,207	6.00	380,276	8.00
Bank	516,087	10.90	284,043	6.00	378,724	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	213,905	4.50	308,974	6.50
Bank	516,087	10.90	213,032	4.50	307,713	6.50
Tier 1 Capital (to Average Assets):
Corporation	524,137	10.02	209,330	4.00	261,663	5.00
Bank	516,087	9.90	208,589	4.00	260,737	5.00
At March 31, 2020 and December 31, 2019, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At March 31, 2020, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital.
Additionally, in March 2020, the Office of the Comptroller of the Currency, Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule (IFR) designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the coronavirus (COVID-19). The 2020 CECL IFR allows Corporations that adopt CECL before December 31, 2020 to defer 100 percent of the day one transitional amounts described above through

December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allows electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.
The Corporation adopted the transition guidance and the 2020 CECL IFR relief and applied these effects to regulatory capital in the first quarter of 2020 upon adoption of CECL. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of CECL.

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

Liquidity

The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flows and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings and certificates of deposit at maturity, operating expense, and capital expenditures. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a daily basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

Recent Regulatory and Legislative Developments

Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus

On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by COVID-19. The statement provided that agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”). The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The statement further provided that working with borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

The statement indicated that the agencies’ examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk rate credits that are affected by COVID-19, including those considered TDRs.

In addition, the statement noted that efforts to work with borrowers of one- to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried on non-accrual status, will not result in the loans being considered restructured or modified for the purposes of their risk-based capital rules. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•Temporarily reducing the Community Bank Leverage Ratio (the “CBLR”) to 8%. This law also states that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR. This provision terminates on the earlier of December 31, 2020 or the date the President declares that the coronavirus emergency is terminated.

•A delay in the implementation of the accounting standard for current expected credit losses (CECL) until the earlier of December 31, 2020 or when the President declares that the coronavirus emergency is terminated.

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.

•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act provides approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans will be 100% federally guaranteed (principal and interest) through December 31, 2020. An eligible business can apply for a Paycheck Protection Program (“PPP”) loan up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

The Paycheck Protection Program Lending Facility

On April 9, 2020, the Federal Reserve Board created the Paycheck Protection Program Lending Facility (the “Facility”) to facilitate lending by eligible borrowers to small businesses under the Paycheck Protection Program. Under the Facility, the Federal Reserve Banks will lend to depository institutions that originated PPP loans on a non-recourse basis, taking the PPP Loans as collateral. Only PPP loans guaranteed by the SBA are eligible to serve as collateral for the Facility. The maturity date of an extension of credit under the Facility will equal the maturity date of the PPP Loan pledged to secure the extension of credit. The maturity date of the Facility’s extension of credit will be accelerated if the underlying PPP Loan goes into default and the eligible borrower sells the PPP Loan to the SBA to realize on the SBA guarantee. The maturity date of the Facility’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by the eligible borrower from the SBA. Extensions of credit under the Facility will be made at a rate of 35 basis points. There are no fees associated with the Facility. The principal amount of an extension of credit under the Facility will be equal to the principal amount of the PPP Loan pledged as collateral to secure the extension of credit.

The Paycheck Protection Program and Health Care Enhancement Act

On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Enhancement Act”) was signed into law, which provides $310 billion in additional funding (the “New PPP Funds”) to the U.S. Small Business Administration’s Paycheck Protection Program previously established by the CARES Act. This increases the PPP’s original funding limit of $349 billion to $659 billion, as the original funds were fully exhausted by PPP borrowers. To ensure businesses have access to PPP loans from smaller lenders, the PPP Enhancement Act requires that a portion of the New PPP Funds are allocated to smaller insured depository institutions, federal and state credit unions and “community financial institutions,” which includes community development and minority-owned financial institutions. Specifically: (1) $30 billion of the New PPP Funds must be used for PPP loans made by (a) community financial institutions, (b) insured depository institutions with consolidated assets of less than $10 billion and (b) credit unions with consolidated assets of less than $10 billion; and (2) an additional $30 billion of the New PPP Funds must be used for PPP loans made by insured depository institutions and credit unions with consolidated assets between $10 billion and $50 billion. The foregoing allocations do not prohibit smaller institutions and community financial institutions from making PPP loans above their respective allocation amounts. Rather, institutions with $50 billion or more in consolidated assets and non-bank lenders would not have access to $60 billion of the New PPP Funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

Effective January 1, 2020, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, coronavirus (COVID-19) was first reported in China. On March 11, 2020, the World Health Organization declared a worldwide pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•Demand for our products and services may decline, making it difficult to grow assets and income;
•If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Our allowance for credit losses on loans and leases may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•As a result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•Our wealth management revenues may decline with continuing market turmoil;
•Our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2020	—	$—	—	864,246
February 1 – 29, 2020	25,300	23.27	25,300	838,946
March 1 – 31, 2020	159,772	21.35	159,772	679,174
Total	185,072	$21.61	185,072

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise non-qualified stock options. Shares withheld to pay income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Share repurchased pursuant to these plans during the three months ended March 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – 31, 2020	—	$—
February 1 – 29, 2020	9,218	25.70
March 1 – 31, 2020	3,860	18.08
Total	13,078	$23.45

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

	Exhibit 101	The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: May 4, 2020	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2020	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)