Form 10-Q
period 2020-06-30
UNIVEST FINANCIAL Corp
filed 2020-07-24
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,226,738
(Title of Class)	(Number of shares outstanding at July 23, 2020)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2020	At December 31, 2019
ASSETS
Cash and due from banks	$57,234	$50,571
Interest-earning deposits with other banks	291,295	74,557
Cash and cash equivalents	348,529	125,128
Investment securities held-to-maturity (fair value $208,307 and $194,886 at June 30, 2020 and December 31, 2019, respectively)	201,703	192,052
Investment securities available-for-sale (amortized cost $196,846 and $251,014, net of allowance for credit losses of $855 and $— at June 30, 2020 and December 31, 2019, respectively)	194,201	246,924
Investments in equity securities	1,948	2,623
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,192	28,254
Loans held for sale	31,082	5,504
Loans and leases held for investment	4,951,809	4,386,836
Less: Reserve for credit losses, loans and leases	(86,217)	(35,331)
Net loans and leases held for investment	4,865,592	4,351,505
Premises and equipment, net	55,900	56,676
Operating lease right-of-use assets	34,148	34,418
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	9,098	10,284
Bank owned life insurance	116,244	114,778
Accrued interest receivable and other assets	66,116	40,219
Total assets	$6,125,312	$5,380,924
LIABILITIES
Noninterest-bearing deposits	$1,725,819	$1,279,681
Interest-bearing deposits:
Demand deposits	1,719,052	1,677,682
Savings deposits	903,973	796,702
Time deposits	520,485	606,010
Total deposits	4,869,329	4,360,075
Short-term borrowings	210,780	18,680
Long-term debt	210,039	150,098
Subordinated notes	94,903	94,818
Operating lease liabilities	37,427	37,617
Accrued interest payable and other liabilities	47,961	44,514
Total liabilities	5,470,439	4,705,802
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2020 and December 31, 2019; 31,556,799 shares issued at June 30, 2020 and December 31, 2019; 29,201,985 and 29,334,629 shares outstanding at June 30, 2020 and December 31, 2019, respectively	157,784	157,784
Additional paid-in capital	296,028	294,999
Retained earnings	268,751	288,803
Accumulated other comprehensive loss, net of tax benefit	(19,807)	(21,730)
Treasury stock, at cost; 2,354,814 and 2,222,170 shares at June 30, 2020 and December 31, 2019, respectively	(47,883)	(44,734)
Total shareholders’ equity	654,873	675,122
Total liabilities and shareholders’ equity	$6,125,312	$5,380,924
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans and leases:
Taxable	$44,757	$47,151	$90,318	$92,833
Exempt from federal income taxes	2,380	2,759	5,041	5,442
Total interest and fees on loans and leases	47,137	49,910	95,359	98,275
Interest and dividends on investment securities:
Taxable	2,218	2,645	4,923	5,358
Exempt from federal income taxes	196	401	436	832
Interest on deposits with other banks	67	569	392	838
Interest and dividends on other earning assets	362	535	889	1,121
Total interest income	49,980	54,060	101,999	106,424
Interest expense
Interest on deposits	4,372	9,111	11,778	17,314
Interest on short-term borrowings	122	217	228	855
Interest on long-term debt and subordinated notes	1,968	2,097	4,007	4,097
Total interest expense	6,462	11,425	16,013	22,266
Net interest income	43,518	42,635	85,986	84,158
Provision for credit losses	23,737	2,073	45,580	4,753
Net interest income after provision for credit losses	19,781	40,562	40,406	79,405
Noninterest income
Trust fee income	1,924	2,054	3,814	3,941
Service charges on deposit accounts	890	1,447	2,287	2,882
Investment advisory commission and fee income	3,540	4,055	7,795	7,844
Insurance commission and fee income	4,067	3,941	8,799	9,085
Other service fee income	1,488	2,590	3,358	4,857
Bank owned life insurance income	732	743	1,466	1,695
Net gain on sales of investment securities	65	7	760	8
Net gain on mortgage banking activities	3,515	796	6,259	1,279
Other income	1,779	723	1,846	1,062
Total noninterest income	18,000	16,356	36,384	32,653
Noninterest expense
Salaries, benefits and commissions	21,700	22,052	45,536	43,598
Net occupancy	2,478	2,601	5,052	5,212
Equipment	923	1,065	1,918	2,055
Data processing	2,750	2,627	5,510	5,141
Professional fees	1,264	1,307	2,581	2,571
Marketing and advertising	535	786	937	1,326
Deposit insurance premiums	615	430	1,119	882
Intangible expenses	321	417	651	843
Other expense	5,374	5,496	11,433	10,715
Total noninterest expense	35,960	36,781	74,737	72,343
Income before income taxes	1,821	20,137	2,053	39,715
Income tax (benefit) expense	(264)	3,669	(870)	7,168
Net income	$2,085	$16,468	$2,923	$32,547
Net income per share:
Basic	$0.07	$0.56	$0.10	$1.11
Diluted	0.07	0.56	0.10	1.11
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2020			2019
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$1,821	$(264)	$2,085	$20,137	$3,669	$16,468
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	7,169	1,504	5,665	2,933	616	2,317
Recovery of provision for credit losses	(42)	(8)	(34)	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	(65)	(14)	(51)	(7)	(2)	(5)
Total net unrealized gains on available-for-sale investment securities	7,062	1,482	5,580	2,926	614	2,312
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(62)	(13)	(49)	(263)	(55)	(208)
Less: reclassification adjustment for net losses (gains) realized in net income (2)	69	14	55	(14)	(3)	(11)
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	7	1	6	(277)	(58)	(219)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	297	62	235	294	62	232
Accretion of prior service cost included in net periodic pension costs (3)	—	—	—	(46)	(10)	(36)
Total defined benefit pension plans	297	62	235	248	52	196
Other comprehensive income	7,366	1,545	5,821	2,897	608	2,289
Total comprehensive income	$9,187	$1,281	$7,906	$23,034	$4,277	$18,757

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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2020			2019
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$2,053	$(870)	$2,923	$39,715	$7,168	$32,547
Other comprehensive income (loss):
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	2,204	462	1,742	8,053	1,691	6,362
Provision for credit losses	555	117	438	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	(760)	(160)	(600)	(8)	(2)	(6)
Total net unrealized gains on available-for-sale investment securities	1,999	419	1,580	8,045	1,689	6,356
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(559)	(118)	(441)	(431)	(91)	(340)
Less: reclassification adjustment for net losses (gains) realized in net income (2)	98	21	77	(30)	(6)	(24)
Total net unrealized losses on interest rate swaps used in cash flow hedges	(461)	(97)	(364)	(461)	(97)	(364)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	594	124	470	588	124	464
Accretion of prior service cost included in net periodic pension costs (3)	—	—	—	(91)	(19)	(72)
Total defined benefit pension plans	594	124	470	497	105	392
Other comprehensive income	2,132	446	1,686	8,081	1,697	6,384
Total comprehensive income (loss)	$4,185	$(424)	$4,609	$47,796	$8,865	$38,931

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended June 30, 2020
Balance at March 31, 2020	29,164,782	$157,784	$295,439	$272,478	$(25,628)	$(48,522)	$651,551
Net income	—	—	—	2,085	—	—	2,085
Other comprehensive income, net of income tax	—	—	—	—	5,821	—	5,821
Cash dividends declared ($0.20 per share)	—	—	—	(5,811)	—	—	(5,811)
Stock-based compensation	—	—	651	(1)	—	—	650
Stock issued under dividend reinvestment and employee stock purchase plans	38,109	—	(62)	—	—	653	591
Purchases of treasury stock	(906)	—	—	—	—	(14)	(14)
Balance at June 30, 2020	29,201,985	$157,784	$296,028	$268,751	$(19,807)	$(47,883)	$654,873

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2019
Balance at March 31, 2019	29,272,502	$157,784	$293,255	$256,746	$(24,238)	$(45,941)	$637,606
Net income	—	—	—	16,468	—	—	16,468
Other comprehensive income, net of income tax	—	—	—	—	2,289	—	2,289
Cash dividends declared ($0.20 per share)	—	—	—	(5,858)	—	—	(5,858)
Stock-based compensation	—	—	656	—	—	—	656
Stock issued under dividend reinvestment and employee stock purchase plans	22,440	—	47	1	—	516	564
Exercise of stock options	9,000	—	(11)	—	—	181	170
Purchases of treasury stock	(9,000)	—	—	—	—	(225)	(225)
Balance at June 30, 2019	29,294,942	$157,784	$293,947	$267,357	$(21,949)	$(45,469)	$651,670

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2020
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122
Adjustment to initially apply ASU No. 2016-13 for CECL (1)	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	2,923	—	—	2,923
Other comprehensive income, net of income tax	—	—	—	—	1,686	—	1,686
Cash dividends declared ($0.40 per share)	—	—	—	(11,677)	—	—	(11,677)
Stock-based compensation	—	—	1,075	(14)	—	—	1,061
Stock issued under dividend reinvestment and employee stock purchase plans	64,154	—	(111)	—	—	1,274	1,163
Vesting of restricted stock unit awards	17,035	—	(346)	—	—	346	—
Exercise of stock options	5,000	—	(7)	—	—	101	94
Cancellations of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(204,056)	—	—	—	—	(4,452)	(4,452)
Balance at June 30, 2020	29,201,985	$157,784	$296,028	$268,751	$(19,807)	$(47,883)	$654,873

(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2020" for additional information.

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2019
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133
Adjustment to initially apply ASU No. 2016-02 for leases	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities	—	—	—	(39)	—	—	(39)
Net income	—	—	—	32,547	—	—	32,547
Other comprehensive income, net of income tax	—	—	—	—	6,384	—	6,384
Cash dividends declared ($0.40 per share)	—	—	—	(11,711)	—	—	(11,711)
Stock-based compensation	—	—	1,230	—	—	—	1,230
Stock issued under dividend reinvestment and employee stock purchase plans	48,183	—	77	1	—	1,057	1,135
Exercise of stock options	39,500	—	(102)	—	—	793	691
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Purchases of treasury stock	(46,244)	—	—	—	—	(1,175)	(1,175)
Balance at June 30, 2019	29,294,942	$157,784	$293,947	$267,357	$(21,949)	$(45,469)	$651,670
Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$2,923	$32,547
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	45,580	4,753
Depreciation of premises and equipment	2,448	2,651
Net amortization of investment securities premiums and discounts	977	834
Net gain on sales of investment securities	(760)	(8)
Net gain on mortgage banking activities	(6,259)	(1,279)
Bank owned life insurance income	(1,466)	(1,695)
Stock-based compensation	1,139	1,256
Intangible expenses	651	843
Other adjustments to reconcile net income to cash used in operating activities	(985)	(708)
Originations of loans held for sale	(186,426)	(69,323)
Proceeds from the sale of loans held for sale	178,995	70,603
Contributions to pension and other postretirement benefit plans	(136)	(132)
Increase in accrued interest receivable and other assets	(12,160)	(3,921)
Increase (decrease) in accrued interest payable and other liabilities	1,062	(4,864)
Net cash provided by operating activities	25,583	31,557
Cash flows from investing activities:
Net capital expenditures	(1,680)	(1,432)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	32,663	11,054
Proceeds from maturities, calls and principal repayments of securities available-for-sale	30,087	27,784
Proceeds from sales of securities available-for-sale	63,565	15,494
Purchases of investment securities held-to-maturity	(43,116)	(41,808)
Purchases of investment securities available-for-sale	(39,003)	(498)
Proceeds from sales of money market mutual funds	6,912	523
Purchases of money market mutual funds	(6,529)	(1,203)
Net increase (decrease) in other investments	62	(4,418)
Net increase in loans and leases	(591,521)	(162,169)
Proceeds from sales of other real estate owned	—	599
Net cash used in investing activities	(548,560)	(156,074)
Cash flows from financing activities:
Net increase in deposits	509,253	236,213
Net increase (decrease) in short-term borrowings	192,100	(150,418)
Proceeds from issuance of long-term debt	125,000	25,000
Repayment of long-term debt	(65,000)	—
Payment of contingent consideration on acquisitions	(61)	(65)
Purchases of treasury stock	(4,452)	(1,175)
Stock issued under dividend reinvestment and employee stock purchase plans	1,163	1,135
Proceeds from exercise of stock options	94	691
Cash dividends paid	(11,719)	(11,717)
Net cash provided by financing activities	746,378	99,664
Net increase (decrease) in cash and cash equivalents	223,401	(24,853)
Cash and cash equivalents at beginning of year	125,128	109,420
Cash and cash equivalents at end of period	$348,529	$84,567
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,535	$22,002
Cash paid for income taxes, net of refunds	7,977	9,883
Non cash transactions:
Transfer of loans to other real estate owned	$8,125	$—
Transfer of loans to loans held for sale	14,416	—
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-period presentation. Operating results for the three-month or six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020.

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

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases accounted for under ASC 842, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The results reported for periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards. See Note 1, "Summary of Significant Accounting Polices - Reserve for Loan and Lease Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020, for further information on the Corporation's allowance for loan and lease losses methodology under the incurred loss model.

The Corporation adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, available-for-sale debt securities and unfunded commitments. On January 1, 2020, the Corporation recorded a cumulative effect decrease to retained earnings of $11.3 million, net of tax, of which $10.2 million related to loans and net investment in leases, $905 thousand related to unfunded commitments, and $237 thousand related to available-for-sale securities.

The Corporation adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $84 thousand of the allowance for credit losses (ACL).

The Corporation adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2020 using the prospective transition approach, though no such charges had been recorded on the securities held by the Corporation as of the date of adoption.

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

The Corporation adopted ASU No. 2019-04 and incorporated the applicable items into the CECL model described as follows. Management addressed the provision in ASU No. 2019-04 related to how a company considers recoveries by performing an analysis to estimate recoveries that could be reasonably expected based on historical experience as described further below. Management addressed the provision in ASU No. 2019-04 related to how a company considers extension options when estimating expected credit losses as described further below. Management reviewed the provision in the ASU No. 2019-04 related to Topics 815 and 825 and determined these amendments did not have a material impact on the Corporation's financial statements.

The Corporation expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

	January 1, 2020
(Dollars in thousands)	Pre-adoption	Adoption Impact	As Reported
Assets:
ACL on debt securities: available-for-sale:
Corporate bonds	$—	$300	$300
ACL on loans and leases:
Commercial, financial and agricultural	8,759	5,284	14,043
Real estate-commercial	15,750	6,208	21,958
Real estate-construction	2,446	29	2,475
Real estate-residential secured for business purpose	2,622	2,502	5,124
Real estate-residential secured for personal purpose	2,713	(706)	2,007
Real estate-home equity secured for personal purpose	1,076	(364)	712
Loans to individuals	470	104	574
Lease financings	1,311	(135)	1,176
Unallocated	184	—	184
Total ACL on loans and leases	35,331	12,922	48,253

Liabilities:
Reserve for unfunded commitments	$420	$1,145	$1,565

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This ASU eliminates Step 2 of the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or for the Corporation's goodwill impairment test in 2020. The Corporation adopted this guidance as of January 1, 2020. The adoption did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements Yet to Be Adopted

In August 2018, the FASB issued ASU No. 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Disclosures removed by this ASU include the following: 1) amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; and 3) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additional disclosures required by this ASU include: 1) the weighted-average interest crediting rates used in an entity's cash balance pension plans and other similar plans and 2) explanations for reasons for significant changes in the benefit obligation or plan assets. All amendments should be applied retrospectively. This ASU is effective for fiscal years beginning after December 15, 2020 or January 1, 2021 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statement disclosures but will result in revised disclosures for retirement plans and other postretirement benefits.

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

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Corporation, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Corporation anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict whether a new rate index replacement, which we anticipate will be the Secured Overnight Financing Rate (SOFR), and the adoption of the ASU, will have a material impact on the Corporation's financial statements.

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of estimated income taxes, reflected in accumulated other comprehensive income, a separate component of shareholders' equity, and credit losses are recognized in earnings. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

Accrued interest receivable on held-to-maturity debt securities totaled $577 thousand at June 30, 2020 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the condensed consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the condensed consolidated statement of income. Losses are charged against the allowance when the Corporation believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $553 thousand at June 30, 2020 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Loans and Leases

Loans that the Corporation has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, which is the principal amount, net of deferred fees and costs, and the allowance for credit losses. Lease financings are stated at net investment amount, consisting of the present value of lease payments and unguaranteed residual value, plus initial direct costs. Loan commitments are made to accommodate the financial needs of customers. These commitments represent off-balance sheet items that are unfunded. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. Accrual of interest income on loans and leases ceases when collectability of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Loans and leases are considered past due based upon the failure to comply with contractual terms.

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

Certain loan modifications made during the first and second quarters of 2020 were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as troubled debt restructurings.

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

The allowance for credit losses on loans and leases is included within Reserve for credit losses, loans and leases on the condensed consolidated balance sheet. Changes in the allowance for credit losses on loans and leases are recorded within Provision for credit losses on the condensed consolidated statement of income.

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans and leases held for investment totaled $13.5 million at June 30, 2020 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

Reserve for Unfunded Commitments

The Corporation maintains a reserve for off-balance sheet credit exposures such as unfunded commitments that are currently unfunded in categories with historical loss experience. Management calculates funding rates using loan level data history at the portfolio level. The most recent quarter’s (the actual measurement quarter) funding rate is subtracted from the maximum historical funding rate which is then applied to each pool’s total available line of credit. The applicable pool level loss rates for the current quarter is then applied to calculate the reserve for unfunded commitments liability each period.

The reserve for off-balance sheet credit exposures is included within Accrued expenses and other liabilities on the condensed consolidated balance sheet. Changes in the reserve for off-balance sheet credit exposures are recorded within Provision for credit losses on the condensed consolidated statement of income.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. For additional information on the calculation of basic and diluted earnings per share, see Note 1, "Summary of Significant Accounting Policies - Earnings per Share" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$2,085	$16,468	$2,923	$32,547
Net income allocated to unvested restricted stock awards	(3)	(60)	—	(128)
Net income allocated to common shares	$2,082	$16,408	$2,923	$32,419
Denominator:
Weighted average shares outstanding	29,187	29,288	29,237	29,283
Average unvested restricted stock awards	(38)	(107)	(53)	(119)
Denominator for basic earnings per share—weighted-average shares outstanding	29,149	29,181	29,184	29,164
Effect of dilutive securities—employee stock options and restricted stock units	15	62	35	59
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,164	29,243	29,219	29,223
Basic earnings per share	$0.07	$0.56	$0.10	$1.11
Diluted earnings per share	$0.07	$0.56	$0.10	$1.11
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	705	325	451	327

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at June 30, 2020 and the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2019, by contractual maturity within each type:

	At June 30, 2020					At December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$226	$—	$—	$7,224	$6,997	$66	$—	$7,063
	6,998	226	—	—	7,224	6,997	66	—	7,063
Residential mortgage-backed securities:
After 5 years to 10 years	7,810	337	—	—	8,147	9,083	129	—	9,212
Over 10 years	186,895	6,041	—	—	192,936	175,972	2,749	(110)	178,611
	194,705	6,378	—	—	201,083	185,055	2,878	(110)	187,823
Total	$201,703	$6,604	$—	$—	$208,307	$192,052	$2,944	$(110)	$194,886
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$—	$—	$—	—	$—	$301	$—	$(1)	$300
	—	—	—	—	—	301	—	(1)	300
State and political subdivisions:
After 1 year to 5 years	3,644	45	—	—	3,689	4,717	23	—	4,740
After 5 years to 10 years	17,708	181	—	—	17,889	29,563	292	—	29,855
	21,352	226	—	—	21,578	34,280	315	—	34,595
Residential mortgage-backed securities:
Within 1 year	83	4	—	—	87	304	9	—	313
After 1 year to 5 years	121	3	—	—	124	611	3	(1)	613
After 5 years to 10 years	2,362	86	—	—	2,448	36,893	107	(21)	36,979
Over 10 years	75,629	2,184	—	—	77,813	80,630	378	(453)	80,555
	78,195	2,277	—	—	80,472	118,438	497	(475)	118,460
Collateralized mortgage obligations:
After 5 years to 10 years	922	35	—	—	957	2,377	6	(22)	2,361
Over 10 years	5,123	—	—	—	5,123	—	—	—	—
	6,045	35	—	—	6,080	2,377	6	(22)	2,361
Corporate bonds:
Within 1 year	1,000	10	—	—	1,010	6,012	1	(4)	6,009
After 1 year to 5 years	29,340	1,246	(32)	(6)	30,548	29,606	596	(61)	30,141
After 5 years to 10 years	40,914	18	(4,257)	(509)	36,166	—	—	—	—
Over 10 years	20,000	—	(1,313)	(340)	18,347	60,000	—	(4,942)	55,058
	91,254	1,274	(5,602)	(855)	86,071	95,618	597	(5,007)	91,208
Total	$196,846	$3,812	$(5,602)	$(855)	$194,201	$251,014	$1,415	$(5,505)	$246,924

Gross unrealized gains and losses are recognized in accumulated other comprehensive income (loss) and changes in the allowance for credit loss are recorded in provision for credit loss expense. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $322.0 million and $340.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $34.9 million and $12.5 million were pledged to secure credit derivatives and interest rate swaps at June 30, 2020 and December 31, 2019, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Securities available-for-sale:
Proceeds from sales	$63,565	$15,494
Gross realized gains on sales	774	29
Gross realized losses on sales	14	21
Tax expense related to net realized gains on sales	160	2

At June 30, 2020 and December 31, 2019, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2020 and December 31, 2019, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2020
Securities Held-to-Maturity
Total	$—	$—	$—	$—	$—	$—
Securities Available-for-Sale
Total	$—	$—	$—	$—	$—	$—
At December 31, 2019
Securities Held-to-Maturity
Residential mortgage-backed securities	$26,767	$(110)	$—	$—	$26,767	$(110)
Total	$26,767	$(110)	$—	$—	$26,767	$(110)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$300	$(1)	$300	$(1)
Residential mortgage-backed securities	21,827	(62)	48,672	(413)	70,499	(475)
Collateralized mortgage obligations	—	—	1,295	(22)	1,295	(22)
Corporate bonds	998	—	65,506	(5,007)	66,504	(5,007)
Total	$22,825	$(62)	$115,773	$(5,443)	$138,598	$(5,505)

At June 30, 2020, no available-for-sale securities held by the Corporation were in an unrealized loss position for which an allowance for credit losses has not been recorded. The Corporation did not recognize any other-than-temporary impairment charges for the six months ended June 30, 2019.

At June 30, 2020, no held-to-maturity securities held by the Corporation were in an unrealized loss position. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the six months ended June 30, 2020 or other-than-temporary impairment charges for the six months ended June 30, 2019.

The table below presents a rollforward by major security type for the three and six months ended June 30, 2020 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended June 30, 2020
Securities Available-for-Sale
Beginning balance	$(897)
Change in securities for which a previous expected credit loss was recognized	42
Ending balance	$(855)

Six months ended June 30, 2020
Securities Available-for-Sale
Beginning balance	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	(300)
Change in securities for which a previous expected credit loss was recognized	(555)
Ending balance	$(855)

At June 30, 2020, the fair value of available-for-sale securities in an unrealized loss position was $59.0 million, including unrealized losses of $5.6 million, and allowance for credit losses of $855 thousand. These holdings were in an unrealized loss position for a period of greater than twelve months. These holdings were comprised of eight investment grade corporate bonds which fluctuate in value based on changes in market conditions, which for these underlying securities was primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities. The Corporation concluded that a portion of decline in the value of these securities was indicative of a credit loss. The Corporation recorded a provision for credit losses of $555 thousand on these available-for-sale debt securities for the six months ended June 30, 2020. The Corporation did not record any other-than-temporary impairment charges for the six months ended June 30, 2019.

The Corporation recognized a $292 thousand net loss and $33 thousand net gain on equity securities during the six months ended June 30, 2020 and 2019, respectively, in other noninterest income. There were no sales of equity securities during the six months ended June 30, 2020 or June 30, 2019.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Commercial, financial and agricultural	$822,733	$947,029
Paycheck Protection Program	498,978	—
Real estate-commercial	2,222,490	2,040,441
Real estate-construction	212,534	232,595
Real estate-residential secured for business purpose	376,050	373,973
Real estate-residential secured for personal purpose	462,512	439,059
Real estate-home equity secured for personal purpose	173,041	174,435
Loans to individuals	29,222	29,883
Lease financings	154,249	149,421
Total loans and leases held for investment, net of deferred income	$4,951,809	$4,386,836
Imputed interest on lease financings, included in the above table	$(16,678)	$(16,340)
Net deferred (fees) costs, included in the above table	(5,550)	5,999
Overdraft deposits included in the above table	401	407

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at June 30, 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2020
Commercial, financial and agricultural	$9,995	$456	$309	$10,760	$807,765	$818,525	$4,208	$822,733
Paycheck Protection Program	—	—	—	—	498,978	498,978	—	498,978
Real estate—commercial real estate and construction:
Commercial real estate	8,006	6,532	54	14,592	2,190,330	2,204,922	17,568	2,222,490
Construction	9,272	1,203	—	10,475	202,059	212,534	—	212,534
Real estate—residential and home equity:
Residential secured for business purpose	1,633	1,291	468	3,392	370,904	374,296	1,754	376,050
Residential secured for personal purpose	3,203	174	—	3,377	457,867	461,244	1,268	462,512
Home equity secured for personal purpose	921	393	—	1,314	170,750	172,064	977	173,041
Loans to individuals	92	127	93	312	28,910	29,222	—	29,222
Lease financings	640	370	269	1,279	152,604	153,883	366	154,249
Total	$33,762	$10,546	$1,193	$45,501	$4,880,167	$4,925,668	$26,141	$4,951,809

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current, acquired credit impaired loans and nonaccrual loans and leases at December 31, 2019:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Acquired Credit Impaired	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2019
Commercial, financial and agricultural	$2,602	$150	$20	$2,772	$940,815	$943,587	$—	$3,442	$947,029
Real estate—commercial real estate and construction:
Commercial real estate	3,473	266	—	3,739	2,008,568	2,012,307	206	27,928	2,040,441
Construction	—	—	—	—	232,338	232,338	—	257	232,595
Real estate—residential and home equity:
Residential secured for business purpose	2,078	2,442	—	4,520	366,473	370,993	—	2,980	373,973
Residential secured for personal purpose	2,969	446	—	3,415	433,548	436,963	58	2,038	439,059
Home equity secured for personal purpose	605	297	—	902	172,106	173,008	—	1,427	174,435
Loans to individuals	157	73	74	304	29,579	29,883	—	—	29,883
Lease financings	1,409	296	49	1,754	147,161	148,915	—	506	149,421
Total	$13,293	$3,970	$143	$17,406	$4,330,588	$4,347,994	$264	$38,578	$4,386,836

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2020 and December 31, 2019.

	At June 30, 2020				At December 31, 2019
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$4,208	$—	$309	$4,517	$3,442	$—	$20	$3,462
Real estate—commercial real estate and construction:
Commercial real estate	17,568	—	54	17,622	27,928	—	—	27,928
Construction	—	—	—	—	257	—	—	257
Real estate—residential and home equity:
Residential secured for business purpose	1,754	—	468	2,222	2,980	—	—	2,980
Residential secured for personal purpose	1,268	—	—	1,268	2,038	—	—	2,038
Home equity secured for personal purpose	977	53	—	1,030	1,427	54	—	1,481
Loans to individuals	—	—	93	93	—	—	74	74
Lease financings	366	—	269	635	506	—	49	555
Total	$26,141	$53	$1,193	$27,387	$38,578	$54	$143	$38,775
 * Includes nonaccrual troubled debt restructured loans of $14.1 million and $13.8 million at June 30, 2020 and December 31, 2019, respectively.

The following table presents the amortized cost basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing as of June 30, 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At June 30, 2020
Commercial, financial and agricultural	$2,747	$1,461	$4,208	$309
Real estate-commercial	17,342	226	17,568	54
Real estate-residential secured for business purpose	1,723	31	1,754	468
Real estate-residential secured for personal purpose	706	562	1,268	—
Real estate-home equity secured for personal purpose	977	—	977	—
Loans to individuals	—	—	—	93
Lease financings	—	366	366	269
Total	$23,495	$2,646	$26,141	$1,193

The following table presents the amortized cost basis of collateral-dependent nonaccrual loans by class of loans and type of collateral as of June 30, 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At June 30, 2020
Commercial, financial and agricultural	$1,802	$1,833	$573	$4,208
Real estate-commercial	17,568	—	—	17,568
Real estate-residential secured for business purpose	1,754	—	—	1,754
Real estate-residential secured for personal purpose	1,268	—	—	1,268
Real estate-home equity secured for personal purpose	977	—	—	977
Total	$23,369	$1,833	$573	$25,775
(1) Collateral consists of business assets, including accounts receivable and personal property.
(2) Loans fully reserved given lack of collateral.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2020 and December 31, 2019.

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

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2020 under ASC 326.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$99,875	$111,696	$83,979	$58,363	$31,043	$72,877	$335,029	$792,862
2. Special Mention	3,132	889	1,523	2,614	1,425	1,449	4,755	15,787
3. Substandard	175	945	904	61	—	634	11,365	14,084
Total	$103,182	$113,530	$86,406	$61,038	$32,468	$74,960	$351,149	$822,733

Paycheck Protection Plan
Risk Rating
1. Pass	$498,978	$—	$—	$—	$—	$—	$—	$498,978
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$498,978	$—	$—	$—	$—	$—	$—	$498,978

Real Estate-Commercial
Risk Rating
1. Pass	$514,960	$545,207	$313,670	$318,237	$184,112	$254,494	$45,183	$2,175,863
2. Special Mention	1,781	12,502	—	1,127	5,177	2,143	288	23,018
3. Substandard	—	938	1,054	11,070	—	9,759	788	23,609
Total	$516,741	$558,647	$314,724	$330,434	$189,289	$266,396	$46,259	$2,222,490

Real Estate-Construction
Risk Rating
1. Pass	$44,289	$86,261	$52,692	$2,276	$2,950	$—	$3,720	$192,188
2. Special Mention	20,346	—	—	—	—	—	—	20,346
3. Substandard	—	—	—	—	—	—	—	—
Total	$64,635	$86,261	$52,692	$2,276	$2,950	$—	$3,720	$212,534

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$54,425	$80,480	$63,984	$52,922	$43,840	$47,584	$27,599	$370,834
2. Special Mention	831	468	—	78	734	800	—	2,911
3. Substandard	—	463	—	76	763	935	68	2,305
Total	$55,256	$81,411	$63,984	$53,076	$45,337	$49,319	$27,667	$376,050

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2020.

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

The following table presents classification of loans at June 30, 2020.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$74,240	$82,989	$77,421	$64,408	$49,501	$111,067	$1,618	$461,244
2. Nonperforming	—	—	57	—	—	1,211	—	1,268
Total	$74,240	$82,989	$77,478	$64,408	$49,501	$112,278	$1,618	$462,512

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$387	$994	$1,245	$1,431	$609	$2,947	$164,398	$172,011
2. Nonperforming	—	—	105	—	—	43	882	1,030
Total	$387	$994	$1,350	$1,431	$609	$2,990	$165,280	$173,041

Loans to Individuals
Payment Performance
1. Performing	$1,349	$2,022	$1,308	$658	$396	$2,560	$20,836	$29,129
2. Nonperforming	—	—	—	—	—	78	15	93
Total	$1,349	$2,022	$1,308	$658	$396	$2,638	$20,851	$29,222

Lease Financings
Payment Performance
1. Performing	$32,754	$54,928	$39,881	$16,981	$7,441	$1,629	$—	$153,614
2. Nonperforming	—	102	106	339	66	22	—	635
Total	$32,754	$55,030	$39,987	$17,320	$7,507	$1,651	$—	$154,249

The following table presents classifications of loans at December 31, 2019.

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2019
Performing	$437,021	$172,954	$29,809	$148,866	$788,650
Nonperforming	2,038	1,481	74	555	4,148
Total	$439,059	$174,435	$29,883	$149,421	$792,798

Reserve for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for credit losses, loans and leases, for the three and six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Beginning balance	(Recovery of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2020
Reserve for credit losses, loans and leases:
Commercial, Financial and Agricultural	$19,244	$(2,034)	$(744)	$270	$16,736
Real Estate-Commercial	34,810	18,663	(2,802)	—	50,671
Real Estate-Construction	3,117	1,013	—	—	4,130
Real Estate-Residential Secured for Business Purpose	5,906	2,365	(96)	5	8,180
Real Estate-Residential Secured for Personal Purpose	2,121	548	—	—	2,669
Real Estate-Home Equity Secured for Personal Purpose	795	273	—	3	1,071
Loans to Individuals	600	239	(93)	25	771
Lease Financings	1,473	510	(212)	68	1,839
Unallocated	150	—	N/A	N/A	150
Total	$68,216	$21,577	$(3,947)	$371	$86,217
Three Months Ended June 30, 2019
Reserve for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,950	$1,178	$(1,018)	$19	$9,129
Real Estate-Commercial and Construction	14,981	530	(33)	—	15,478
Real Estate-Residential Secured for Business Purpose	2,302	170	—	6	2,478
Real Estate-Residential and Home Equity Secured for Personal Purpose	3,379	136	(4)	7	3,518
Loans to Individuals	469	47	(51)	16	481
Lease Financings	1,275	(14)	(110)	90	1,241
Unallocated	246	29	N/A	N/A	275
Total	$31,602	$2,076	$(1,216)	$138	$32,600

N/A – Not applicable

(Dollars in thousands)	Beginning balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	(Recovery of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2020
Reserve for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$3,596	$(1,225)	$322	$16,736
Real Estate-Commercial	15,750	6,208	31,480	(2,802)	35	50,671
Real Estate-Construction	2,446	29	1,655	—	—	4,130
Real Estate-Residential Secured for Business Purpose	2,622	2,502	3,147	(99)	8	8,180
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	662	—	—	2,669
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	351	—	8	1,071
Loans to Individuals	470	104	286	(128)	39	771
Lease Financings	1,311	(135)	886	(364)	141	1,839
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$42,029	$(4,618)	$553	$86,217
Six Months Ended June 30, 2019
Reserve for credit losses, loans and leases:
Commercial, Financial and Agricultural	$7,983	$—	$2,531	$(1,486)	$101	$9,129
Real Estate-Commercial and Construction	13,903	—	1,558	(74)	91	15,478
Real Estate-Residential Secured for Business Purpose	2,236	—	232	—	10	2,478
Real Estate-Residential and Home Equity Secured for Personal Purpose	3,199	—	322	(15)	12	3,518
Loans to Individuals	484	—	95	(136)	38	481
Lease Financings	1,288	—	19	(214)	148	1,241
Unallocated	271	—	4	N/A	N/A	275
Total	$29,364	$—	$4,761	$(1,925)	$400	$32,600

N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at June 30, 2020 and 2019:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At June 30, 2020
Commercial, Financial and Agricultural	$905	$15,831	$16,736	$4,208	$818,525	$—	$822,733
Paycheck Protection Program	—	—	—	—	498,978	—	498,978
Real Estate-Commercial	19	50,652	50,671	17,568	2,204,667	255	2,222,490
Real Estate-Construction	—	4,130	4,130	—	212,534	—	212,534
Real Estate-Residential Secured for Business Purpose	1	8,179	8,180	1,754	374,296	—	376,050
Real Estate-Residential Secured for Personal Purpose	210	2,459	2,669	1,268	461,244	—	462,512
Real Estate-Home Equity Secured for Personal Purpose	—	1,071	1,071	977	172,064	—	173,041
Loans to Individuals	—	771	771	—	29,222	—	29,222
Lease Financings	—	1,839	1,839	—	154,249	—	154,249
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$1,135	$85,082	$86,217	$25,775	$4,925,779	$255	$4,951,809
At June 30, 2019
Commercial, Financial and Agricultural	$99	$9,030	$9,129	$2,150	$934,999	$—	$937,149
Real Estate-Commercial and Construction	1,840	13,638	15,478	17,845	2,073,036	1,725	2,092,606
Real Estate-Residential Secured for Business Purpose	165	2,313	2,478	1,596	364,044	—	365,640
Real Estate-Residential and Home Equity Secured for Personal Purpose	335	3,183	3,518	3,511	594,226	—	597,737
Loans to Individuals	—	481	481	—	32,485	—	32,485
Lease Financings	—	1,241	1,241	—	142,287	—	142,287
Unallocated	N/A	275	275	N/A	N/A	N/A	N/A
Total	$2,439	$30,161	$32,600	$25,102	$4,141,077	$1,725	$4,167,904
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	$—	$—	1	$55	$55
Total	—	$—	$—	1	$55	$55
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$619	$619	—	$—	$—
Total	1	$619	$619	—	$—	$—

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	$—	$—	1	$55	$55
Total	—	$—	$—	1	$55	$55
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural*	1	$619	$619	2	$956	$956
Real estate—commercial real estate*	—	—	—	1	1,313	1,313
Total	1	$619	$619	3	$2,269	$2,269

* The three nonaccrual troubled debt restructured loans in the above table totaling $2.3 million were modified via the execution of a forbearance agreement during the six months ended June 30, 2019. These loans relate to one borrower and were on nonaccrual status at the time of modification.

As of June 30, 2020, the Corporation modified approximately 1,420 loans and leases with principal balances totaling $720.1 million via principal and/or interest deferrals. These modifications were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as troubled debt restructurings.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2020 and 2019.

	Amortization Period Extension
(Dollars in thousands)	No. of Loans	Amount
Three Months Ended June 30, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$619
Total	1	$619
Three Months Ended June 30, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55
Total	1	$55
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—
Six Months Ended June 30, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$619
Total	1	$619
Six Months Ended June 30, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	1	$55
Total	1	$55
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$956
Real estate—commercial real estate	1	1,313
Total	3	$2,269

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$13	—	$—	1	$13	—	$—
Total	1	$13	—	$—	1	$13	—	$—

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Real estate-residential secured for personal purpose	$64	$714
Real estate-home equity secured for personal purpose	228	1,058
Total	$292	$1,772

The following presents foreclosed residential real estate property included in other real estate owned at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Foreclosed residential real estate	$71	$71

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
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
2020 (excluding the six months ended June 30, 2020)	$31,551	$57,515
2021	53,258	45,510
2022	39,827	32,233
2023	25,599	18,345
2024	12,590	6,639
Thereafter	4,836	2,259
Total future minimum lease payments receivable	167,661	162,501
Plus: Unguaranteed residual	927	886
Plus: Initial direct costs	2,339	2,374
Less: Imputed interest	(16,678)	(16,340)
Lease financings	$154,249	$149,421

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

Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2020 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2019	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2020	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2020			At December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$4,431	$2,357	$6,788	$4,026	$2,762
Customer related intangibles	7,604	6,944	660	8,819	7,923	896
Servicing rights	20,521	14,440	6,081	19,160	12,534	6,626
Total amortized intangible assets	$34,913	$25,815	$9,098	$34,767	$24,483	$10,284
(1) Includes a valuation allowance of $338 thousand on mortgage servicing rights at June 30, 2020 within accumulated amortization. There was no valuation allowance as of December 31, 2019.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2020 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$559
2021		923
2022		666
2023		409
2024		267
Thereafter		193
The aggregate fair value of mortgage servicing rights was $6.1 million and $9.2 million at June 30, 2020 and December 31, 2019, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at June 30, 2020 and December 31, 2019.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning of period	$6,440	$6,725	$6,626	$6,768
Servicing rights capitalized	835	321	1,361	587
Amortization of servicing rights	(911)	(426)	(1,568)	(735)
Changes in valuation allowance	(283)	(21)	(338)	(21)
End of period	$6,081	$6,599	$6,081	$6,599
Loans serviced for others	$1,113,819	$1,042,438	$1,113,819	$1,042,438
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Valuation allowance, beginning of period	$(55)	$—	$—	$—
Additions	(283)	(21)	(338)	(21)
Valuation allowance, end of period	$(338)	$(21)	$(338)	$(21)

The estimated amortization expense of servicing rights for the remainder of 2020 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$1,683
2021		1,255
2022		934
2023		692
2024		171
Thereafter		1,346

Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2020 and December 31, 2019 consisted of the following:

	At June 30, 2020		At December 31, 2019
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,725,819	—%	$1,279,681
Demand deposits	0.21	1,719,052	0.96	1,677,682
Savings deposits	0.17	903,973	0.37	796,702
Time deposits	1.74	520,485	1.95	606,010
Total	0.29%	$4,869,329	0.71%	$4,360,075
The aggregate amount of time deposits in denominations of $100 thousand or more was $223.9 million at June 30, 2020 and $293.2 million at December 31, 2019. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $91.6 million at June 30, 2020 and $143.0 million at December 31, 2019.

At June 30, 2020, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$185,189
2021		146,772
2022		68,015
2023		92,287
2024		23,274
Thereafter		4,948
Total		$520,485

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$28,306	0.05%	$18,680	0.05%
Other short-term borrowings	182,474	0.35	—	—

Long-term debt:
FHLB advances	$200,000	1.44%	$140,000	2.04%
Security repurchase agreements	10,039	0.56	10,098	2.07

Subordinated notes	$94,903	5.05%	$94,818	5.32%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.0 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At June 30, 2020 and December 31, 2019, the Bank had outstanding short-term letters of credit with the FHLB totaling $321.9 million and $535.6 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.5 billion at June 30, 2020.

The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks that totaled $504.0 million at June 30, 2020 and December 31, 2019. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia (the FRB of Philadelphia) in order to access the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $74.3 million and $94.8 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, the Corporation had no outstanding borrowings under this program. As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At June 30, 2020, the Bank pledged $182.5 million of PPP loans to the FRB of Philadelphia to borrow $182.5 million of funds at a rate of 0.35%.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2020 and December 31, 2019, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank have a total of $2.1 billion and $1.9 billion of committed borrowing capacity at June 30, 2020 and December 31, 2019, respectively, of which $1.5 billion and $1.2 billion was available as of June 30, 2020 and December 31, 2019, respectively. The Corporation, through the Bank, also has access to $504.0 million of uncommitted funding sources from correspondent banks, which were fully available at June 30, 2020 and December 31, 2019.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2020	Weighted Average Rate
Remainder of 2020	$10,000	1.47%
2021	45,000	1.93
2022	35,000	1.17
2023	50,000	1.73
2024	60,000	0.98
Thereafter	—	—
Total	$200,000	1.44%

Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of June 30, 2020	Weighted Average Rate
Remainder of 2020	$10,039	0.56%
2021	—	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	—
Total	$10,039	0.56%
Long-term debt under security repurchase agreements totaling $10.0 million hold variable interest rates and are based on the one-month LIBOR rate plus a spread.

Note 8. Retirement Plans and Other Postretirement Benefits

Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan.

The Corporation also maintains a non-qualified benefit plan that provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. This non-qualified benefit plan is not offered to new participants and all current participants are now retired. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.

The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$116	$110	$27	$16
Interest cost	417	476	25	24
Expected return on plan assets	(818)	(770)	—	—
Amortization of net actuarial loss	291	294	6	—
Accretion of prior service cost	—	(46)	—	—
Net periodic benefit cost	$6	$64	$58	$40

	Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$233	$219	$55	$33
Interest cost	834	952	49	47
Expected return on plan assets	(1,634)	(1,541)	—	—
Amortization of net actuarial loss	582	588	12	—
Accretion of prior service cost	—	(91)	—	—
Net periodic benefit cost	$15	$127	$116	$80

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2019 that it expected to make contributions of $159 thousand to its non-qualified retirement plans and $89 thousand to its other postretirement benefit plans in 2020. During the six months ended June 30, 2020, the Corporation contributed $80 thousand to its non-qualified retirement plans and $56 thousand to its other postretirement plans. During the six months ended June 30, 2020, $1.3 million was paid to participants from the retirement plans and $56 thousand was paid to participants from the other postretirement plans.

Note 9. Stock-Based Incentive Plan

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (the Plan) to permit the issuance of restricted stock units.

Beginning in 2019, the Corporation issued to directors and employees (“grantees”) restricted stock units rather than restricted stock awards or stock options, which were issued to grantees in prior reporting periods. Restricted stock units differ from restricted stock awards in that Corporation stock is not issued to grantees at the date of the grant and the grantee does not have voting or dividend rights during the vesting period. In the following schedules, issued restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date and methodology for recording stock-based compensation expense is the same.

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2020:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2020
Outstanding at December 31, 2019	508,111	$24.83
Expired	(2,000)	28.33
Forfeited	(19,018)	24.70
Exercised	(5,000)	18.70
Outstanding at June 30, 2020	482,093	24.88	6.2	$4
Exercisable at June 30, 2020	428,615	24.43	6.0	4
The following is a summary of nonvested stock options at June 30, 2020 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2019	163,261	$6.54
Vested	(106,131)	6.58
Forfeited	(3,652)	6.50
Nonvested stock options at June 30, 2020	53,478	6.46
The Corporation did not issue stock options during the six months ended June 30, 2020 or June 30, 2019.
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at June 30, 2020 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards and units at December 31, 2019	209,378	$26.76
Granted	179,080	18.62
Vested	(59,855)	27.17
Cancelled	(20,993)	27.17
Nonvested stock awards and units at June 30, 2020	307,610	21.91

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019
Restricted stock awards and units granted	179,080	113,729
Weighted average grant date fair value	$18.62	$25.66
Intrinsic value of awards granted	$3,335	$2,987
Restricted stock awards and units vested	59,855	32,965
Weighted average grant date fair value	$27.17	$21.86
Intrinsic value of awards vested	$1,375	$809

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at June 30, 2020 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$225	0.7
Restricted stock awards and units	4,688	2.2
	$4,913	2.1
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Stock-based compensation expense:
Stock options	$190	$378
Restricted stock awards and units	949	878
Employee stock purchase plan	44	36
Total	$1,183	$1,292
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$243	$284
Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL (1)	237	—	—	237
Other comprehensive income (loss)	1,580	(364)	470	1,686
Balance, June 30, 2020	$(1,414)	$(549)	$(17,844)	$(19,807)

Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	83	—	83
Other comprehensive income (loss)	6,356	(364)	392	6,384
Balance, June 30, 2019	$(4,865)	$(200)	$(16,884)	$(21,949)
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2020" for additional information.

Note 11. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Corporation periodically uses interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party.

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2020, approximately $238 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2020. At June 30, 2020, the notional amount of the interest rate swap was $15.9 million and the fair value was a liability of $695 thousand.

The Corporation has an interest rate swap with a current notional amount of $242 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At June 30, 2020, the Corporation reported fifty-eight variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $393.4 million and remaining maturities ranging from two years to 10 years. At June 30, 2020, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $912 thousand. At June 30, 2020, the fair value of the swaps to the customers was a net liability of $35.1 million and these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2020 and December 31, 2019. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2020
Interest rate swap - cash flow hedge	$15,880		$—	Other liabilities	$695
Total	$15,880		$—		$695
At December 31, 2019
Interest rate swap - cash flow hedge	$16,286		$—	Other liabilities	$235
Total	$16,286		$—		$235
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2020 and December 31, 2019:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2020
Interest rate swap	$242		$—	Other liabilities	$13
Credit derivatives	393,444		—	Other liabilities	912
Interest rate locks with customers	106,956	Other assets	3,453		—
Forward loan sale commitments	111,649		—	Other liabilities	582
Total	$612,291		$3,453		$1,507
At December 31, 2019
Interest rate swap	$303		$—	Other liabilities	$14
Credit derivatives	270,147		—	Other liabilities	176
Interest rate locks with customers	19,966	Other assets	399		—
Forward loan sale commitments	21,846		—	Other liabilities	19
Total	$312,262		$399		$209

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2020	2019	2020	2019
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$69	$(14)	$98	$(30)
Interest rate swap—fair value hedge—effectiveness	Interest income	—	—	—	1
Total net (loss) gain		$(69)	$14	$(98)	$31

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2020	2019	2020	2019
Credit derivatives	Other noninterest income	$1,665	$318	$1,805	$582
Interest rate locks with customers	Net gain on mortgage banking activities	542	343	3,054	308
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	304	(76)	(563)	(47)
Total net gain		$2,511	$585	$4,296	$843

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2020	At December 31, 2019
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(549)	$(185)
Total		$(549)	$(185)

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

Fair values for securities are determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. If at any time, the pricing service determines that it does not have sufficient verifiable information to value a particular security, the Corporation will utilize valuations from another pricing service. Management has a sufficient understanding of the third-party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2020.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at June 30, 2020 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $12 thousand at June 30, 2020.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, classified using the fair value hierarchy:

	At June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$21,578	$—	$21,578
Residential mortgage-backed securities	—	80,472	—	80,472
Collateralized mortgage obligations	—	6,080	—	6,080
Corporate bonds	—	86,071	—	86,071
Total available-for-sale securities	—	194,201	—	194,201
Equity securities:
Equity securities - financial services industry	712	—	—	712
Money market mutual funds	1,236	—	—	1,236
Total equity securities	1,948	—	—	1,948
Loans*	—	—	255	255
Interest rate locks with customers*	—	3,453	—	3,453
Total assets	$1,948	$197,654	$255	$199,857
Liabilities:
Contingent consideration liability	$—	$—	$109	$109
Interest rate swaps*	—	708	—	708
Credit derivatives*	—	—	912	912
Forward loan sale commitments*	—	582	—	582
Total liabilities	$—	$1,290	$1,021	$2,311

The Corporation recorded no unrealized gains and losses within other comprehensive income for recurring Level 3 fair value measurements held at June 30, 2020. The $912 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of fifty-eight interest rate swaps with a current notional amount of $393.4 million. The June 30, 2020 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

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
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Additions	Payments received	Increase in value	Balance at June 30, 2020
Loans	$317	$—	$(60)	$(2)	$255
Credit derivatives	(176)	(2,541)	—	1,805	(912)
Net total	$141	$(2,541)	$(60)	$1,803	$(657)

	Six Months Ended June 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Additions	Payments received	Increase in value	Balance at June 30, 2019
Corporate bonds	$25,729	$—	$—	$1,196	$26,925
Loans	1,779	—	(78)	24	1,725
Credit derivatives	(72)	(670)	—	582	(160)
Net total	$27,436	$(670)	$(78)	$1,802	$28,490

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2020
Girard Partners	$160	$—	$61	$10	$109
Total contingent consideration liability	$160	$—	$61	$10	$109

	Six Months Ended June 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2019
Girard Partners	$259	$—	$65	$17	$211
Total contingent consideration liability	$259	$—	$65	$17	$211

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019:

	At June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$24,640	$24,640
Other real estate owned	—	—	8,642	8,642
Total	$—	$—	$33,282	$33,282

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$36,018	$36,018
Impaired leases held for investment	—	—	277	277
Other real estate owned	—	—	516	516
Total	$—	$—	$36,811	$36,811

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2020 and December 31, 2019. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$348,529	$—	$—	$348,529	$348,529
Held-to-maturity securities	—	208,307	—	208,307	201,703
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,192
Loans held for sale	14,416	16,863	—	31,279	31,082
Net loans and leases held for investment	—	—	4,977,902	4,977,902	4,840,697
Servicing rights	—	—	6,191	6,191	6,081
Total assets	$362,945	$225,170	$4,984,093	$5,572,208	$5,456,284
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,348,844	$—	$—	$4,348,844	$4,348,844
Time deposits	—	532,459	—	532,459	520,485
Total deposits	4,348,844	532,459	—	4,881,303	4,869,329
Short-term borrowings	—	210,780	—	210,780	210,780
Long-term debt	—	215,137	—	215,137	210,039
Subordinated notes	—	93,430	—	93,430	94,903
Total liabilities	$4,348,844	$1,051,806	$—	$5,400,650	$5,385,051

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$125,128	$—	$—	$125,128	$125,128
Held-to-maturity securities	—	194,886	—	194,886	192,052
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,254
Loans held for sale	—	5,560	—	5,560	5,504
Net loans and leases held for investment	—	—	4,309,208	4,309,208	4,314,893
Servicing rights	—	—	9,340	9,340	6,626
Total assets	$125,128	$200,446	$4,318,548	$4,644,122	$4,672,457
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,754,065	$—	$—	$3,754,065	$3,754,065
Time deposits	—	609,387	—	609,387	606,010
Total deposits	3,754,065	609,387	—	4,363,452	4,360,075
Short-term borrowings	—	18,680	—	18,680	18,680
Long-term debt	—	151,343	—	151,343	150,098
Subordinated notes	—	96,663	—	96,663	94,818
Total liabilities	$3,754,065	$876,073	$—	$4,630,138	$4,623,671

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

Loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. At June 30, 2020, loans held for sale included four accruing commercial real estate loans for one borrower for $14.4 million. The fair value of these loans was measured based on the estimated sale price of the loans and is classified within Level 1 in the fair value hierarchy.

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2020, individually analyzed loans held for investment had a carrying amount of $25.8 million with a valuation allowance of $1.1 million. At December 31, 2019, impaired loans held for investment had a carrying amount of $38.1 million with a valuation allowance of $2.1 million. The Corporation had no individually analyzed leases at June 30, 2020. The Corporation had impaired leases of $277 thousand with no reserve at December 31, 2019.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2020, servicing rights had a net carrying amount of $6.1 million which included a valuation allowance of $338 thousand. At December 31, 2019, servicing rights carrying amount of $6.6 million with no valuation allowance.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2020, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During the six months ended June 30, 2020, one property was transferred to OREO with a carrying balance of $8.1 million. At June 30, 2020 and December 31, 2019, OREO had a carrying amount of $8.6 million and $540 thousand, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 13. Segment Reporting

At June 30, 2020, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated below.

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers trust and investment advisory services, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisory managing private investment accounts for both individuals and institutions.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2020	At December 31, 2019	At June 30, 2019
Banking	$6,024,054	$5,282,505	$5,059,733
Wealth Management	46,141	44,591	42,024
Insurance	34,574	34,291	32,256
Other	20,543	19,537	20,285
Consolidated assets	$6,125,312	$5,380,924	$5,154,298
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$49,971	$—	$—	$9	$49,980
Interest expense	5,256	—	—	1,206	6,462
Net interest income	44,715	—	—	(1,197)	43,518
Provision for credit losses	23,737	—	—	—	23,737
Noninterest income	8,284	5,504	4,209	3	18,000
Noninterest expense	28,546	3,729	2,925	760	35,960
Intersegment (revenue) expense*	(274)	146	128	—	—
Income (loss) before income taxes	990	1,629	1,156	(1,954)	1,821
Income tax (benefit) expense	(578)	331	242	(259)	(264)
Net income (loss)	$1,568	$1,298	$914	$(1,695)	$2,085
Capital expenditures	$1,274	$1	$6	$20	$1,301

	Three Months Ended
	June 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$54,041	$11	$—	$8	$54,060
Interest expense	10,164	—	—	1,261	11,425
Net interest income	43,877	11	—	(1,253)	42,635
Provision for credit losses	2,073	—	—	—	2,073
Noninterest income	6,014	6,155	4,145	42	16,356
Noninterest expense	28,334	3,893	3,151	1,403	36,781
Intersegment (revenue) expense*	(295)	161	134	—	—
Income (expense) before income taxes	19,779	2,112	860	(2,614)	20,137
Income tax expense (benefit)	3,660	409	70	(470)	3,669
Net income (loss)	$16,119	$1,703	$790	$(2,144)	$16,468
Capital expenditures	$371	$35	$39	$137	$582

	Six Months Ended
	June 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$101,975	$7	$—	$17	$101,999
Interest expense	13,532	—	—	2,481	16,013
Net interest income	88,443	7	—	(2,464)	85,986
Provision for credit losses	45,580	—	—	—	45,580
Noninterest income	15,836	11,691	9,096	(239)	36,384
Noninterest expense	59,793	7,907	6,121	916	74,737
Intersegment (revenue) expense*	(556)	298	258	—	—
(Loss) income before income taxes	(538)	3,493	2,717	(3,619)	2,053
Income tax (benefit) expense	(1,422)	713	577	(738)	(870)
Net income (loss)	$884	$2,780	$2,140	$(2,881)	$2,923
Capital expenditures	$1,645	$6	$9	$20	$1,680

	Six Months Ended
	June 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$106,387	$21	$—	$16	$106,424
Interest expense	19,744	—	—	2,522	22,266
Net interest income	86,643	21	—	(2,506)	84,158
Provision for credit losses	4,753	—	—	—	4,753
Noninterest income	10,985	11,875	9,498	295	32,653
Noninterest expense	56,351	7,792	6,365	1,835	72,343
Intersegment (revenue) expense*	(594)	327	267	—	—
Income (expense) before income taxes	37,118	3,777	2,866	(4,046)	39,715
Income tax expense (benefit)	6,780	723	263	(598)	7,168
Net income (loss)	$30,338	$3,054	$2,603	$(3,448)	$32,547
Capital expenditures	$1,136	$74	$64	$158	$1,432

*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 14. Leases
The following table provides information with respect to the Corporation's operating leases:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$961	$947	$1,914	$1,894
Short-term lease cost	3	—	6	—
Variable lease cost	2	—	3	—
Total lease cost	$966	$947	$1,923	$1,894
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$922	$866	1,832	1,739

	At June 30, 2020	At December 31, 2019
Weighted-average remaining lease term in years	14.6	15.2
Weighted-average discount rate	4.22%	4.24%

At June 30, 2020, maturities of lease liabilities are as follows:

Maturity of Lease Liabilities	(Dollars in thousands)	Amount
Remainder of 2020		$1,866
2021		3,742
2022		3,727
2023		3,677
2024		3,547
Thereafter		34,555
Total lease payments		51,114
Less: imputed interest		(13,687)
Present value of lease liabilities		$37,427

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
•Major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
•Volatility in interest rates;
•Fluctuations in real estate values in our market area;
•The composition and credit quality of our loan and investment portfolios;
•Changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
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

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. While jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following risks, uncertainties and assumptions:

•Demand for our products and services may decline;
•If the economy is unable to substantially and successfully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;
•Collateral for loans, especially real estate, may decline in value;
•Our allowance for credit losses on loans and leases may increase if borrowers experience financial difficulties;
•The net worth and liquidity of loan guarantors may decline;
•A further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on its goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•As a result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities;
•A material decrease in net income or a net loss over several quarters could result in the elimination of or a decrease in the rate of our quarterly cash dividend;
•Our wealth management revenues may decline with continuing market turmoil;
•Our cyber security risks are increased as a result of an increase in the number of employees working remotely;
•FDIC premiums may increase if the agency experience additional resolution costs; and
•We face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Protection Program (PPP) and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.

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

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation had identified the fair value measurement of investment securities available-for-sale and the calculation of the reserve for loan and lease losses as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2019 Annual Report on Form 10-K. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 326, which changed the methodology under which management calculates its reserve for loans and leases, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses, in accordance with ASC 326, to be a critical accounting policy.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands, except per share data)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net income	$2,085	$16,468	$(14,383)	(87.3%)	$2,923	$32,547	$(29,624)	(91.0%)
Net income per share:
Basic	$0.07	$0.56	$(0.49)	(87.5)	$0.10	$1.11	$(1.01)	(91.0)
Diluted	0.07	0.56	(0.49)	(87.5)	0.10	1.11	(1.01)	(91.0)
Return on average assets	0.14%	1.28%	(114 BP)	(89.1)	0.10%	1.29%	(119 BP)	(92.2)
Return on average equity	1.27%	10.23%	(896 BP)	(87.6)	0.88%	10.28%	(940 BP)	(91.4)

The Corporation reported net income of $2.1 million, or $0.07 diluted earnings per share, for the three months ended June 30, 2020, compared to net income of $16.5 million, or $0.56 diluted earnings per share, for the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 was $2.9 million, or $0.10 diluted earnings per share, compared to net income of $32.5 million, or $1.11 diluted earnings per share, for the six months ended June 30, 2019.

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

During the three months ended June 30, 2020, the Corporation recorded a provision for credit losses of $23.7 million, of which $21.5 million related to loans and leases and $2.2 million related to unfunded commitments. Included within the $21.5 million in provision for credit losses was $19.9 million (after-tax charge of $15.7 million), or $0.54 diluted earnings per share, which was attributable to changes in economic assumptions within the Corporation’s CECL model, which were predominately driven by COVID-19. During the six months ended June 30, 2020, the Corporation recorded CECL related charges of $45.6 million, of which $40.2 million (after-tax charge of $31.8 million), or $1.09 diluted earnings per share, was attributable to economic assumptions within the CECL model. The provision for loan and lease losses for the three and six months ended June 30, 2019 was $2.1 million and $4.8 million, respectively.

During the three months ended June 30, 2020, the Corporation originated approximately 2,550 loans totaling approximately $510 million through the PPP, which was enacted as a component of the CARES Act that was signed into law on March 27, 2020. During the three months ended June 30, 2020, we recorded income of $2.0 million within interest income related to these loans. Additionally, during the three months ended June 30, 2020, we recorded incremental capitalized compensation of $1.3 million related to the origination of PPP loans. As of June 30, 2020, we had $11.0 million of net deferred fees on our balance sheet related to these loans.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2020 and 2019. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and six months ended June 30, 2020 versus 2019

Net interest income on a tax-equivalent basis for the three months ended June 30, 2020 was $44.2 million, an increase of $872 thousand, or 2.0%, compared to the three months ended June 30, 2019. Net interest income on a tax-equivalent basis for the six months ended June 30, 2020 was $87.3 million, an increase of $1.8 million, or 2.1%, compared to the same period in 2019. The increase in tax-equivalent net interest income for the three and six months ended June 30, 2020 compared to the comparable periods in the prior year was primarily due to lower deposit and borrowing costs and growth in loans partially offset by a decrease in yield on loans.

The net interest margin, on a tax-equivalent basis, was 3.18% and 3.32% for the three and six months ended June 30, 2020, respectively, compared to 3.67% and 3.71% for the three and six months ended June 30, 2019, respectively. Purchase accounting accretion had no impact on the net interest margin for the three or six months ended June 30, 2020 compared to a favorable impact of one basis point on the net interest margin for the three and six months ended June 30, 2019. Excess liquidity reduced the net interest margin by approximately sixteen and twelve basis points for the three and six months ended June 30, 2020, respectively, compared to five and two basis points for the three and six months ended June 30, 2019, respectively. This excess liquidity was primarily driven by strong deposit balance growth over the last year. PPP loans reduced net interest margin by nine and four basis points for the three and six months ended June 30, 2020, respectively. Excluding purchase accounting accretion, the impact of excess liquidity, and the impact of PPP loans, the net interest margin, on a tax-equivalent basis, was 3.43% and 3.48% for the three and six months ended June 30, 2020, respectively, compared to 3.71% and 3.72% for the three and six months ended June 30, 2019, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$313,668	$67	0.90%	$102,623	$569	2.22%
U.S. government obligations	7,236	36	2.00	17,315	73	1.69
Obligations of states and political subdivisions	26,546	240	3.64	59,267	507	3.43
Other debt and equity securities	378,175	2,182	2.32	394,840	2,572	2.61
Federal Home Loan Bank, Federal Reserve Bank and other stock	28,977	362	5.02	31,938	535	6.72
Total interest-earning deposits, investments and other interest-earning assets	754,602	2,887	1.54	605,983	4,256	2.82
Commercial, financial and agricultural loans	816,976	7,330	3.61	820,009	10,589	5.18
Paycheck Protection Program loans	370,669	2,128	2.31	—	—	—
Real estate—commercial and construction loans	2,232,827	23,110	4.16	1,912,248	23,110	4.85
Real estate—residential loans	1,004,671	10,270	4.11	941,712	11,483	4.89
Loans to individuals	29,079	327	4.52	31,939	510	6.40
Municipal loans and leases	291,433	2,977	4.11	335,399	3,305	3.95
Lease financings	91,203	1,592	7.02	81,762	1,459	7.16
Gross loans and leases	4,836,858	47,734	3.97	4,123,069	50,456	4.91
Total interest-earning assets	5,591,460	50,621	3.64	4,729,052	54,712	4.64
Cash and due from banks	46,970			46,868
Reserve for credit losses, loans and leases	(69,292)			(31,847)
Premises and equipment, net	55,750			58,873
Operating lease right-of-use assets	34,419			35,821
Other assets	341,483			331,681
Total assets	$6,000,790			$5,170,448
Liabilities:
Interest-bearing checking deposits	$617,927	$372	0.24	$457,231	$457	0.40
Money market savings	1,063,463	853	0.32	982,440	4,234	1.73
Regular savings	872,422	475	0.22	818,523	1,013	0.50
Time deposits	577,462	2,672	1.86	688,897	3,407	1.98
Total time and interest-bearing deposits	3,131,274	4,372	0.56	2,947,091	9,111	1.24
Short-term borrowings	161,365	122	0.30	48,312	217	1.80
Long-term debt	210,040	762	1.46	159,572	836	2.10
Subordinated notes	94,890	1,206	5.11	94,663	1,261	5.34
Total borrowings	466,295	2,090	1.80	302,547	2,314	3.07
Total interest-bearing liabilities	3,597,569	6,462	0.72	3,249,638	11,425	1.41
Noninterest-bearing deposits	1,663,395			1,198,320
Operating lease liabilities	37,680			38,873
Accrued expenses and other liabilities	41,196			38,079
Total liabilities	5,339,840			4,524,910
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	295,681			293,496
Retained earnings and other equity	207,485			194,258
Total shareholders’ equity	660,950			645,538
Total liabilities and shareholders’ equity	$6,000,790			$5,170,448
Net interest income		$44,159			$43,287
Net interest spread			2.92			3.23
Effect of net interest-free funding sources			0.26			0.44
Net interest margin			3.18%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities	155.42%			145.53%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2020 and 2019 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$215,888	$392	0.37%	$72,760	$838	2.32%
U.S. government obligations	7,267	73	2.02	18,669	155	1.67
Obligations of states and political subdivisions	30,070	529	3.54	61,703	1,053	3.44
Other debt and equity securities	389,591	4,850	2.50	390,440	5,203	2.69
Federal Home Loan Bank, Federal Reserve Bank and other stock	30,214	889	5.92	32,148	1,121	7.03
Total interest-earning deposits, investments and other interest-earning assets	673,030	6,733	2.01	575,720	8,370	2.93
Commercial, financial and agricultural loans	819,121	15,961	3.92	815,565	21,347	5.28
Paycheck Protection Program loans	185,334	2,128	2.31	—	—	—
Real estate—commercial and construction loans	2,186,098	47,027	4.33	1,867,510	44,669	4.82
Real estate—residential loans	998,111	21,322	4.30	940,015	22,895	4.91
Loans to individuals	29,548	734	5.00	32,230	1,028	6.43
Municipal loans and leases	304,219	6,242	4.13	333,858	6,526	3.94
Lease financings	90,289	3,146	7.01	81,330	2,894	7.18
Gross loans and leases	4,612,720	96,560	4.21	4,070,508	99,359	4.92
Total interest-earning assets	5,285,750	103,293	3.93	4,646,228	107,729	4.68
Cash and due from banks	48,931			45,797
Reserve for credit losses, loans and leases	(56,832)			(30,984)
Premises and equipment, net	56,074			59,025
Operating lease right-of-use assets	34,482			36,472
Other assets	336,122			331,272
Total assets	$5,704,527			$5,087,810
Liabilities:
Interest-bearing checking deposits	$601,159	$1,168	0.39	$468,019	$1,171	0.50
Money market savings	1,060,399	3,756	0.71	950,641	7,982	1.69
Regular savings	844,591	1,267	0.30	803,859	1,827	0.46
Time deposits	590,183	5,587	1.90	672,193	6,334	1.90
Total time and interest-bearing deposits	3,096,332	11,778	0.76	2,894,712	17,314	1.21
Short-term borrowings	100,745	228	0.46	82,796	855	2.08
Long-term debt	189,623	1,526	1.62	152,475	1,575	2.08
Subordinated notes	94,868	2,481	5.26	94,633	2,522	5.37
Total borrowings	385,236	4,235	2.21	329,904	4,952	3.03
Total interest-bearing liabilities	3,481,568	16,013	0.92	3,224,616	22,266	1.39
Noninterest-bearing deposits	1,475,994			1,144,185
Operating lease liabilities	37,724			39,478
Accrued expenses and other liabilities	42,036			40,936
Total liabilities	5,037,322			4,449,215
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	295,500			293,123
Retained earnings and other equity	213,921			187,688
Total shareholders’ equity	667,205			638,595
Total liabilities and shareholders’ equity	$5,704,527			$5,087,810
Net interest income		$87,280			$85,463
Net interest spread			3.01			3.29
Effect of net interest-free funding sources			0.31			0.42
Net interest margin			3.32%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities	151.82%			144.09%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2020 and 2019 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2020 Versus 2019			June 30, 2020 Versus 2019
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$401	$(903)	$(502)	$674	$(1,120)	$(446)
U.S. government obligations	(48)	11	(37)	(109)	27	(82)
Obligations of states and political subdivisions	(296)	29	(267)	(554)	30	(524)
Other debt and equity securities	(107)	(283)	(390)	(10)	(343)	(353)
Federal Home Loan Bank, Federal Reserve Bank and other stock	(46)	(127)	(173)	(64)	(168)	(232)
Interest on deposits, investments and other earning assets	(96)	(1,273)	(1,369)	(63)	(1,574)	(1,637)
Commercial, financial and agricultural loans	(39)	(3,220)	(3,259)	93	(5,479)	(5,386)
Paycheck Protection Program loans	2,128	—	2,128	2,128	—	2,128
Real estate—commercial and construction loans	—	—	—	7,172	(4,814)	2,358
Real estate—residential loans	722	(1,935)	(1,213)	1,369	(2,942)	(1,573)
Loans to individuals	(43)	(140)	(183)	(80)	(214)	(294)
Municipal loans and leases	(455)	127	(328)	(593)	309	(284)
Lease financings	163	(30)	133	321	(69)	252
Interest and fees on loans and leases	2,476	(5,198)	(2,722)	10,410	(13,209)	(2,799)
Total interest income	2,380	(6,471)	(4,091)	10,347	(14,783)	(4,436)
Interest expense:
Interest-bearing checking deposits	131	(216)	(85)	286	(289)	(3)
Money market savings	324	(3,705)	(3,381)	834	(5,060)	(4,226)
Regular savings	63	(601)	(538)	91	(651)	(560)
Time deposits	(534)	(201)	(735)	(747)	—	(747)
Interest on time and interest-bearing deposits	(16)	(4,723)	(4,739)	464	(6,000)	(5,536)
Short-term borrowings	197	(292)	(95)	154	(781)	(627)
Long-term debt	222	(296)	(74)	339	(388)	(49)
Subordinated notes	3	(58)	(55)	7	(48)	(41)
Interest on borrowings	422	(646)	(224)	500	(1,217)	(717)
Total interest expense	406	(5,369)	(4,963)	964	(7,217)	(6,253)
Net interest income	$1,974	$(1,102)	$872	$9,383	$(7,566)	$1,817

Interest Income

Three and six months ended June 30, 2020 versus 2019

Interest income on a tax-equivalent basis for the three months ended June 30, 2020 was $50.6 million, a decrease of $4.1 million, or 7.5%, from the same period in the prior year. Interest income on a tax-equivalent basis for the six months ended June 30, 2020 was $103.3 million, a decrease of $4.4 million, or 4.1%, from the same period in 2019. The decrease in interest income for the three and six months ended June 30, 2020 was primarily due to the Federal Reserve interest rate reductions of 75 basis points in the third and fourth quarters of 2019 and 150 basis points in the first quarter of 2020, offset by increases in average gross loans and leases held for investment. Purchase accounting accretion had no impact on the rate on interest-earning assets for the three and six months ended June 30, 2020, compared to a favorable impact of one basis point for the three and six months ended June 30, 2019.

Interest Expense

Three and six months ended June 30, 2020 versus 2019

Interest expense for the three months ended June 30, 2020 was $6.5 million, a decrease of $5.0 million, or 43.4%, from the same period in 2019. Interest expense for the six months ended June 30, 2020 was $16.0 million, a decrease of $6.3 million, or 28.1%, from the same period in the prior year. Interest expense decreased for the three and six months ended June 30, 2020 primarily due to the Federal Reserve interest rate decreases in 2019 and 2020, offset slightly by growth in average interest-bearing liabilities of $347.9 million and $257.0 million, during the three and six months ended June 30, 2020, respectively.

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2020 was $23.7 million compared to $2.1 million for the same period in the prior year. Net loan and lease charge-offs for the three months ended June 30, 2020 were $3.6 million compared to $1.1 million for the same period in the prior year. The provision for credit losses for the six months ended June 30, 2020 was $45.6 million compared to $4.8 million for the same period in the prior year. Net loan and lease charge-offs for the six months ended June 30, 2020 were $4.1 million compared to $1.5 million for the same period in the prior year. Refer to the Executive Overview for discussion of the drivers of provision expense for the three and six months ended June 30, 2020 and 2019. Refer to Asset Quality for discussion of the drivers for the increase in charge-offs for the three and six months ended June 30, 2020 and 2019.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Trust fee income	$1,924	$2,054	$(130)	(6.3%)	$3,814	$3,941	$(127)	(3.2%)
Service charges on deposit accounts	890	1,447	(557)	(38.5)	2,287	2,882	(595)	(20.6)
Investment advisory commission and fee income	3,540	4,055	(515)	(12.7)	7,795	7,844	(49)	(0.6)
Insurance commission and fee income	4,067	3,941	126	3.2	8,799	9,085	(286)	(3.1)
Other service fee income	1,488	2,590	(1,102)	(42.5)	3,358	4,857	(1,499)	(30.9)
Bank owned life insurance income	732	743	(11)	(1.5)	1,466	1,695	(229)	(13.5)
Net gain on sales of investment securities	65	7	58	N/A	760	8	752	N/A
Net gain on mortgage banking activities	3,515	796	2,719	N/A	6,259	1,279	4,980	N/A
Other income	1,779	723	1,056	N/A	1,846	1,062	784	73.8
Total noninterest income	$18,000	$16,356	$1,644	10.1%	$36,384	$32,653	$3,731	11.4%
Three and six months ended June 30, 2020 versus 2019

Noninterest income for the three months ended June 30, 2020 was $18.0 million, an increase of $1.6 million, or 10.1%, from the three months ended June 30, 2019. Noninterest income for the six months ended June 30, 2020 was $36.4 million, an increase of $3.7 million, or 11.4%, from the six months ended June 30, 2019.

The net gain on mortgage banking activities increased $2.7 million, or 341.6%, for the three months ended June 30, 2020 and $5.0 million, or 389.4%, for the six months ended June 30, 2020, primarily due to an increase in mortgage volume and an expansion of margins. Net gain on sales of investment securities increased $752 thousand for the six months ended June 30, 2019 compared to the comparable period for the previous year primarily due to a $652 thousand gain on the sale of $58.3 million of agency backed mortgage backed securities in the first quarter of 2020.

Other income increased $1.1 million, or 146.1%, for the three months ended June 30, 2020 and $784 thousand, or 73.8%, for the six months ended June 30, 2020 compared to the comparable periods for the previous year. Fees on risk participation agreements for interest rate swaps increased $1.3 million for the three months ended June 30, 2020 and $1.2 million for the six months ended June 30, 2020 compared to the comparable periods in the prior year, driven by increased customer activity based on the current rate environment. Gain on sale of small business administration (SBA) loans decreased $239 thousand for the three months ended June 30, 2020 and $294 thousand for the six months ended June 30, 2020 compared to the comparable periods in the prior year due to decreased SBA loan sale activity. Equity securities measured at fair value decreased $40 thousand for the three months ended June 30, 2020 and $312 thousand for the six months ended June 30, 2020.

Other service fee income decreased $1.1 million, or 42.5%, for the three months ended June 30, 2020 and $1.5 million, or 30.9%, for the six months ended June 30, 2020 compared to the comparable periods in the prior year. Mortgage servicing rights amortization increased $484 thousand for the three months ended June 30, 2020 and $814 thousand for the six months ended June 30, 2020 compared to the comparable periods in the prior year driven by the decline in interest rates and their impact on prepayment activity. Additionally, valuation allowance adjustments of $283 thousand for the three months ended June 30, 2020 and $338 thousand for the six months ended June 30, 2020 were recorded against mortgage servicing right assets due to a decline in fair value. Interchange income decreased $226 thousand for the three months ended June 30, 2020 and $256 thousand for the six months ended June 30, 2020 compared to the comparable periods in the prior year due to decreased customer activity.

Service charges on deposit accounts decreased $557 thousand, or 38.5%, for the three months ended June 30, 2020 and $595 thousand, or 20.6%, for the six months ended June 30, 2020 compared to the comparable periods in the prior year primarily due to the waiving of certain deposit service charges for customers in response to COVID-19. Investment advisory commission and fee income decreased $515 thousand, or 12.7%, for the three months ended June 30, 2020, primarily due to a decline in the value of assets under management due to overall declines in the market, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management balance.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries, benefits and commissions	$21,700	$22,052	$(352)	(1.6%)	$45,536	$43,598	$1,938	4.4%
Net occupancy	2,478	2,601	(123)	(4.7)	5,052	5,212	(160)	(3.1)
Equipment	923	1,065	(142)	(13.3)	1,918	2,055	(137)	(6.7)
Data processing	2,750	2,627	123	4.7	5,510	5,141	369	7.2
Professional fees	1,264	1,307	(43)	(3.3)	2,581	2,571	10	0.4
Marketing and advertising	535	786	(251)	(31.9)	937	1,326	(389)	(29.3)
Deposit insurance premiums	615	430	185	43.0	1,119	882	237	26.9
Intangible expenses	321	417	(96)	(23.0)	651	843	(192)	(22.8)
Other expense	5,374	5,496	(122)	(2.2)	11,433	10,715	718	6.7
Total noninterest expense	$35,960	$36,781	$(821)	(2.2%)	$74,737	$72,343	$2,394	3.3%
Three and six months ended June 30, 2020 versus 2019

Noninterest expense for the three months ended June 30, 2020 was $36.0 million, a decrease of $821 thousand, or 2.2%, from the three months ended June 30, 2019. Noninterest expense for the six months ended June 30, 2020 was $74.7 million, an increase of $2.4 million, or 3.3%, from the six months ended June 30, 2019.

Salaries, benefits and commissions decreased $352 thousand, or 1.6%, for the three months ended June 30, 2020 and increased $1.9 million, or 4.4%, for the six months ended June 30, 2020 compared to the comparable periods in the prior year. The increase for the six months ended June 30, 2020 was primarily attributable to additional staff hired, primarily during 2019, to support revenue generation across all business lines, expansion of our commercial lending groups in the first and second quarter of 2019, annual merit increases and increased variable compensation due to strong mortgage banking activity. The decrease for the three months ended June 30, 2020 was the result of $1.3 million in compensation capitalized due to PPP loan originations which offset the previously discussed increases. Other expense increased $718 thousand, or 6.7%, for the six months ended June 30, 2020 due to a one-time $656 thousand charge related to the extinguishment of long-term debt in the first quarter of 2020. Marketing and advertising expense decreased $251 thousand, or 31.9%, for the quarter and decreased $389 thousand, or 29.3%, for the six months ended June 30, 2020 compared to the comparable period for the previous year, due to a decrease in advertising activities during the COVID-19 related stay at home orders.

Tax Provision

The Corporation recognized a tax benefit of $264 thousand for the three months ended June 30, 2020 compared to a tax expense of $3.7 million for the three months ended June 30, 2019, at an effective rate of (14.5)% and 18.2%, respectively. The Corporation recognized a tax benefit of $870 thousand for the six months ended June 30, 2020 compared to a tax expense of $7.2 million for the six months ended June 30, 2019, at an effective rate of (42.4)% and 18.0%, respectively, for the six months ended June 30, 2020 and 2019, respectively. The negative effective tax rate for the three and six months ended June 30, 2020 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. The calculation of the effective tax rate for income taxes for the three and six months ended June 30, 2020 was based on the actual effective tax rate for the year-to-date period, given the uncertainty of the impact of COVID-19 and its potential impact on the Corporation’s estimate of the annual effective tax rate. The Corporation's effective income tax rates for the three and six months ended June 30, 2019 was 18.2% and 18.0%, respectively, and reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases and discrete tax benefits.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2020	At December 31, 2019	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$348,529	$125,128	$223,401	N/A
Investment securities, net of allowance for credit losses	397,852	441,599	(43,747)	(9.9)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,192	28,254	(62)	(0.2)
Loans held for sale	31,082	5,504	25,578	N/A
Loans and leases held for investment	4,951,809	4,386,836	564,973	12.9
Reserve for credit losses, loans and leases	(86,217)	(35,331)	(50,886)	N/A
Premises and equipment, net	55,900	56,676	(776)	(1.4)
Operating lease right-of-use assets	34,148	34,418	(270)	(0.8)
Goodwill and other intangibles, net	181,657	182,843	(1,186)	(0.6)
Bank owned life insurance	116,244	114,778	1,466	1.3
Accrued interest receivable and other assets	66,116	40,219	25,897	64.4
Total assets	$6,125,312	$5,380,924	$744,388	13.8%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $223.4 million, or 178.5%, from December 31, 2019, primarily due to increased interest earning deposits at the Federal Reserve Bank of $217.1 million.

Investment Securities

Total investments securities at June 30, 2020 decreased $43.7 million from December 31, 2019. Sales of $70.5 million, maturities and pay-downs of $43.8 million, calls of $18.9 million, a provision for credit losses of $855 thousand and net amortization of purchased premiums and discounts of $1.1 million were partially offset by purchases of $88.6 million and increases in the fair value of available-for-sale investment securities of $2.3 million. The increase in the fair value of available-for-sale investment securities was due to the decrease in interest rates and the flattening of the yield curve.

Loans and Leases

Gross loans and leases held for investment increased $565.0 million, or 12.9%, from December 31, 2019. The growth in loans was primarily related to PPP loan originations of $499.0 million. The remaining growth in gross loans and leases held for investment of $66.0 million was primarily related to increases in commercial loans offset by a decrease in commercial line utilization of $89.5 million.

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

At June 30, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $26.2 million and had a related allowance for credit losses on loans and leases of $1.1 million. At December 31, 2019, loans and leases that were considered to be impaired was $38.4 million. The related reserve for loan losses was $2.1 million. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits. During the first quarter of 2020, three residential real estate loans totaling $710 thousand and two home equity loans totaling $741 thousand were returned to accruing status as these loans have maintained a period of repayment performance in accordance with the Corporation's policy. The second quarter of 2020 included a charge-off of $2.7 million and provision for credit losses of $1.3 million related to one commercial real estate loan, which was transferred from nonaccrual loans to other real estate owned. As of June 30, 2020, the property was carried at $8.1 million, in other real estate owned, based on a letter of intent to sell the property. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Other real estate owned was $8.6 million and $516 thousand at June 30, 2020 and December 31, 2019, respectively. The increase of $8.1 million is related to commercial real estate loan discussed above.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$4,208	$3,442
Real estate—commercial	17,568	27,928
Real estate—construction	—	257
Real estate—residential	3,999	6,445
Lease financings	366	506
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	26,141	38,578
Accruing troubled debt restructured loans and lease modifications not included in the above	53	54
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	309	20
Real estate—commercial	54	—
Real estate—residential	468	—
Loans to individuals	93	74
Lease financings	269	49
Total accruing loans and leases, 90 days or more past due	1,193	143
Total nonperforming loans and leases	27,387	38,775
Other real estate owned	8,642	516
Total nonperforming assets	$36,029	$39,291
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.53%	0.88%
Nonperforming loans and leases / loans and leases held for investment	0.55%	0.88%
Nonperforming assets / total assets	0.59%	0.73%

Allowance for credit losses, loans and leases	$86,217	$35,331
Allowance for credit losses, loans and leases / loans and leases held for investment	1.74%	0.81%
Allowance for credit losses, loans and leases / nonaccrual loans and leases held for investment	329.82%	91.58%
Allowance for credit losses, loans and leases / nonperforming loans and leases held for investment	314.81%	91.12%

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$14,103	$13,817

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$26,141	$38,578
Nonaccrual loans and leases with partial charge-offs	3,496	1,966
Life-to-date partial charge-offs on nonaccrual loans and leases	2,022	1,320
Specific reserves on individually analyzed loans	1,135	2,108
As of June 30, 2020, the Corporation modified approximately 1,420 loans and leases with principal balances totaling $720.1 million via principal and/or interest deferrals. These modifications were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as troubled debt restructurings.
Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, PPP loans segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of June 30, 2020:

(Dollars in thousands)
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	PPP $ (1)	% of Portfolio with PPP Loans (2)	$ Balance of Modified Loans (3)	Modified Loans as a % of Portfolio (3)
CRE - Retail	$260,744	7.1%	$239	—%	$124,614	47.8%
Animal Production	240,335	6.6	706	2.1	20,738	8.6
CRE - 1-4 Family Residential Investment	238,667	6.5	1,282	0.2	26,902	11.3
CRE - Office	208,000	5.7	—	—	16,394	7.9
CRE - Multi-family	182,347	5.0	—	—	11,774	6.5
Hotels & Motels (Accommodation)	171,688	4.7	2,407	50.4	146,547	85.4
Nursing and Residential Care Facilities	155,355	4.3	7,935	27.4	—	—
CRE - Industrial / Warehouse	125,439	3.5	139	4.8	26,316	21.0
Real Estate Lenders, Secondary Market Financing	116,928	3.2	4,258	18.6	49	—
Specialty Trade Contractors	114,662	3.2	66,880	15.3	6,043	5.3
CRE - Mixed-Use - Residential	107,243	3.0	—	—	34,476	32.1
Professional, Scientific, and Technical Services	100,365	2.8	70,035	30.4	11,600	11.6
Homebuilding (tract developers, remodelers)	91,095	2.5	15,034	6.7	3,330	3.7
Education	89,894	2.5	15,577	39.8	6,651	7.4
Merchant Wholesalers, Durable Goods	71,690	2.0	20,726	21.0	9,690	13.5
Fabricated Metal Product Manufacturing	68,364	1.9	12,895	3.7	6,084	8.9
Crop Production	61,866	1.7	284	0.6	3,199	5.2
Food Services and Drinking Places	61,118	1.7	15,933	25.5	33,939	55.5
CRE - Medical Office	59,751	1.6	—	—	14,732	24.7
Administrative and Support Services	54,447	1.5	28,777	33.0	1,557	2.9
Motor Vehicle and Parts Dealers	51,774	1.4	11,623	5.5	18,026	34.8
Food Manufacturing	51,016	1.4	2,985	1.4	17,535	34.4
Total Commercial Loans >$50M	$2,682,788	73.8%	$277,715	11.6%	$540,196	20.1%
Industries with <$50 million in outstandings	$951,019	26.2%	$221,263	19.2%	$126,200	13.3%
Total Commercial Loans	$3,633,807	100.0%	$498,978	13.6%	$666,396	18.3%

Consumer Loans and Lease Financings	Total Outstanding Balance		PPP $ (1)		$ Balance of Modified Loans (3)	Modified Loans as a % of Portfolio (3)
Real Estate-Residential Secured for Personal Purpose	$462,512		—		$35,525	7.7%
Real Estate-Home Equity Secured for Personal Purpose	173,041		—		4,077	2.4
Loans to Individuals	29,222		—		486	1.7
Lease Financings	154,249		—		13,633	8.8
Total Consumer Loans and Lease Financings	$819,024		$—		$53,721	6.6%

Total	$4,452,831		$498,978		$720,117	16.2%
(1) Includes ($11.0) million of net deferred fees.
(2) Represents weighted average percent of the portfolio which received a PPP loan.
(3) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs..

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $1.2 million and $835 thousand for the three months ended June 30, 2020 and 2019, respectively. The amortization of intangible assets was $2.2 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2020 and December 31, 2019.

The Corporation also has goodwill with a net carrying value of $172.6 million at June 30, 2020 and December 31, 2019, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2020 and 2019. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2020	At December 31, 2019	Change
			Amount	Percent
Deposits	$4,869,329	$4,360,075	$509,254	11.7%
Short-term borrowings	210,780	18,680	192,100	N/A
Long-term debt	210,039	150,098	59,941	39.9
Subordinated notes	94,903	94,818	85	0.1
Operating lease liabilities	37,427	37,617	(190)	(0.5)
Accrued interest payable and other liabilities	47,961	44,514	3,447	7.7
Total liabilities	$5,470,439	$4,705,802	$764,637	16.2%

Deposits

Total deposits increased $509.3 million, or 11.7%, from December 31, 2019, primarily due to increases in commercial and consumer deposits partially offset by a seasonal decrease in public funds deposits.

Borrowings

Total borrowings increased $252.1 million, or 95.6%, from December 31, 2019, primarily due to an increase in short-term borrowings of $192.1 million, of which $182.5 million which represents borrowings from the Federal Reserve Bank under the PPPLF, and an increase of $59.9 million in long-term borrowings, primarily due to an increase in long-term FHLB borrowings to fund future loan growth. A portion of the borrowings under the PPPLF were used to fund PPP loans originated during the year.

Other liabilities

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $4.6 million and $420 thousand at June 30, 2020 and December 31, 2019, respectively, of which $4.1 million was related to CECL. Refer to the Executive Overview for discussion of the increase of $4.1 million.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2020	At December 31, 2019	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	296,028	294,999	1,029	0.3
Retained earnings	268,751	288,803	(20,052)	(6.9)
Accumulated other comprehensive loss	(19,807)	(21,730)	1,923	(8.8)
Treasury stock	(47,883)	(44,734)	(3,149)	7.0
Total shareholders’ equity	$654,873	$675,122	$(20,249)	(3.0%)

Total shareholders' equity decreased $20.2 million, or 3.0%, from December 31, 2019. Retained earnings at June 30, 2020 decreased by $11.3 million upon adoption of CECL and by $11.7 million due to cash dividends declared, which were partially offset by the net income of $2.9 million for the six months ended June 30, 2020. Accumulated other comprehensive loss decreased by $1.9 million mainly attributable to increases in the fair value of available-for-sale investment securities of $1.8 million, net of tax. Treasury stock increased $3.1 million from December 31, 2019 primarily related to purchases of $4.0 million under the Corporation's share repurchase program offset by $1.3 million of stock issued under dividend reinvestment and employee stock purchase plans.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $990 thousand and $19.8 million for the three months ended June 30, 2020 and 2019, respectively and pre-tax loss of $538 thousand and pre-tax income $37.1 million for the six months ended June 30, 2020 and 2019, respectively. See the section of this MD&A under the heading “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Credit Losses” for a discussion of the Banking Segment.

The Wealth Management segment reported pre-tax income of $1.6 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and $3.5 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively. Noninterest income was $5.5 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively, and $11.7 million and $11.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in pre-tax income and noninterest income for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to a decline in the value of assets under management and supervision, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $3.6 billion as of June 30, 2020, $3.2 billion as of March 31, 2020, $3.8 billion as of December 31, 2019, $3.7 billion as of June 30, 2019 and $3.6 billion as of March 31, 2019. The decrease in assets under management and supervision of $193.3 million for the period from December 31, 2019 to June 30, 2020 was primarily due to the general downturn in the equity markets driven by the impact of COVID-19.

The Insurance segment reported pre-tax income of $1.2 million and $860 thousand for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. Noninterest income was $4.2 million and $4.1 million for the three months ended June 30, 2020 and 2019, respectively, and $9.1 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively. The increase in pre-tax income and noninterest income for the three months ended June 30, 2020 was primarily due to an increase in contingent commission income, which was $175 thousand and $43 thousand for the three months ended June 30, 2020 and 2019, respectively. The decrease in pre-tax income and noninterest income for the six months ended June 30, 2020 was primarily due to a decrease in contingent commission income, which was $1.3 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at June 30, 2020.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of June 30, 2020 and December 31, 2019 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$670,377	13.72%	$390,988	8.00%	$488,736	10.00%
Bank	585,816	12.04	389,338	8.00	486,672	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,316	10.73	293,241	6.00	390,988	8.00
Bank	524,913	10.79	292,003	6.00	389,338	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	524,316	10.73	219,931	4.50	317,678	6.50
Bank	524,913	10.79	219,002	4.50	316,337	6.50
Tier 1 Capital (to Average Assets):
Corporation	524,316	9.15	229,093	4.00	286,367	5.00
Bank	524,913	9.20	228,256	4.00	285,321	5.00
At December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$655,010	13.78%	$380,276	8.00%	$475,344	10.00%
Bank	552,142	11.66	378,724	8.00	473,405	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	285,207	6.00	380,276	8.00
Bank	516,087	10.90	284,043	6.00	378,724	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	213,905	4.50	308,974	6.50
Bank	516,087	10.90	213,032	4.50	307,713	6.50
Tier 1 Capital (to Average Assets):
Corporation	524,137	10.02	209,330	4.00	261,663	5.00
Bank	516,087	9.90	208,589	4.00	260,737	5.00
At June 30, 2020 and December 31, 2019, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At June 30, 2020, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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
The Corporation adopted the transition guidance and the 2020 CECL IFR relief and applied these effects to regulatory capital. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of CECL.

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

•An option to delay the implementation of the accounting standard for current expected credit losses (CECL) until the earlier of December 31, 2020 or when the President declares that the coronavirus emergency is terminated.

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

The Paycheck Protection Program Flexibility Act

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 was signed into law that amends the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and eases rules on how and when small businesses can use loans and still be eligible for forgiveness. The PPP Flexibility Act changed many aspects of the Paycheck Protection Program (“PPP”), including: (1) extending the covered period for loan forgiveness purposes to the earlier of 24 weeks or December 31, 2020; (2) lowering the amount required to be spent on payroll costs from 75% to 60% of the PPP loan funds; (3) extending the loan maturity period from two to five years; and (4) revising the loan deferral period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Effective January 1, 2020, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. During the COVID-19 outbreak, stock markets have experienced declines in value and in particular bank stocks have significantly declined. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. Further, while jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•Demand for our products and services may decline, making it difficult to grow assets and income;
•If the economy is unable to substantially and successfully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Our allowance for credit losses on loans and leases may increase if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•A further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on its goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•As a result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•A material decrease in net income or a net loss over several quarters could result in the elimination of or a decrease in the rate of our quarterly cash dividend,
•Our wealth management revenues may decline with continuing market turmoil;
•Our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;

•Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs; and
•We face litigation, regulatory enforcement and reputation risk as a result of our participation in the PPP and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.

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

Any one or a combination of the factors identified above, or other factors, could materially and adversely affect our business, financial condition, results of operations and prospects.

We may be adversely affected by the emergency actions taken by the U.S. government to mitigate the impact of the COVID-19 pandemic on the U.S. economy.

The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among other steps taken, the Federal Reserve cut the federal funds rate in March 2020, and also lowered the interest rate on emergency lending at the discount window and lengthened the term of loans to 90 days. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. The SBA was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

There can be no assurance that these interventions by the U.S. government will be successful in mitigating the impact of the COVID-19 pandemic and it is unclear what the cumulative effect of these extraordinary actions by the U.S. government will be on the economy as a whole and upon the financial condition and results of operations of the Corporation and its customers, both in the short-term and the long-term.

We are subject to litigation, regulatory enforcement risk and reputation risk regarding the Bank’s participation in the Paycheck Protection Program and the risk that the Small Business Administration ("SBA")may not fund some or all PPP loan guaranties.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. The $349 billion in funds for the PPP were exhausted on April 16, 2020. On April 27, 2020, the program was reopened with an additional $310 billion approved by Congress. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. The Bank, as participating lender, has originated approximately 2,550 loans under the PPP aggregating approximately $510 million through June 30, 2020.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention our participation in the PPP. If any such litigation is filed and is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and take more aggressive action against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

The Bank also has credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which any loans were originated, funded or serviced by the Bank, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2020	—	$—	—	679,174
May 1 – 31, 2020	—	—	—	679,174
June 1 – 30, 2020	—	—	—	679,174
Total	—	$—	—

1.On October 23, 2013, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. The stock repurchase plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise non-qualified stock options. Shares withheld to pay income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Share repurchased pursuant to these plans during the three months ended June 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – 30, 2020	906	$15.26
May 1 – 31, 2020	—	—
June 1 – 30, 2020	—	—
Total	906	$15.26

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

	Exhibit 101	The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: July 24, 2020	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2020	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)