Form 10-Q
period 2020-09-30
UNIVEST FINANCIAL Corp
filed 2020-11-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,267,112
(Title of Class)	(Number of shares outstanding at October 30, 2020)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2020	At December 31, 2019
ASSETS
Cash and due from banks	$64,537	$50,571
Interest-earning deposits with other banks	323,139	74,557
Cash and cash equivalents	387,676	125,128
Investment securities held-to-maturity (fair value $182,376 and $194,886 at September 30, 2020 and December 31, 2019, respectively)	176,817	192,052
Investment securities available-for-sale (amortized cost $191,202 and $251,014, net of allowance for credit losses of $692 and $— at September 30, 2020 and December 31, 2019, respectively)	189,227	246,924
Investments in equity securities	2,786	2,623
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,723	28,254
Loans held for sale	14,465	5,504
Loans and leases held for investment	5,211,856	4,386,836
Less: Allowance for credit losses, loans and leases	(91,870)	(35,331)
Net loans and leases held for investment	5,119,986	4,351,505
Premises and equipment, net	55,410	56,676
Operating lease right-of-use assets	34,573	34,418
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	9,015	10,284
Bank owned life insurance	116,985	114,778
Accrued interest receivable and other assets	73,609	40,219
Total assets	$6,382,831	$5,380,924
LIABILITIES
Noninterest-bearing deposits	$1,714,505	$1,279,681
Interest-bearing deposits:
Demand deposits	2,055,164	1,677,682
Savings deposits	885,715	796,702
Time deposits	556,219	606,010
Total deposits	5,211,603	4,360,075
Short-term borrowings	17,681	18,680
Long-term debt	205,010	150,098
Subordinated notes	193,413	94,818
Operating lease liabilities	37,891	37,617
Accrued interest payable and other liabilities	48,126	44,514
Total liabilities	5,713,724	4,705,802
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2020 and December 31, 2019; 31,556,799 shares issued at September 30, 2020 and December 31, 2019; 29,241,302 and 29,334,629 shares outstanding at September 30, 2020 and December 31, 2019, respectively	157,784	157,784
Additional paid-in capital	296,599	294,999
Retained earnings	281,026	288,803
Accumulated other comprehensive loss, net of tax benefit	(19,100)	(21,730)
Treasury stock, at cost; 2,315,497 and 2,222,170 shares at September 30, 2020 and December 31, 2019, respectively	(47,202)	(44,734)
Total shareholders’ equity	669,107	675,122
Total liabilities and shareholders’ equity	$6,382,831	$5,380,924
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans and leases:
Taxable	$46,039	$46,933	$136,357	$139,766
Exempt from federal income taxes	2,271	2,774	7,312	8,216
Total interest and fees on loans and leases	48,310	49,707	143,669	147,982
Interest and dividends on investment securities:
Taxable	1,646	2,581	6,569	7,939
Exempt from federal income taxes	137	315	573	1,147
Interest on deposits with other banks	100	1,178	492	2,016
Interest and dividends on other earning assets	419	519	1,308	1,640
Total interest income	50,612	54,300	152,611	160,724
Interest expense
Interest on deposits	4,028	9,434	15,806	26,748
Interest on short-term borrowings	97	94	325	949
Interest on long-term debt and subordinated notes	2,633	2,127	6,640	6,224
Total interest expense	6,758	11,655	22,771	33,921
Net interest income	43,854	42,645	129,840	126,803
Provision for credit losses	3,935	1,533	49,515	6,286
Net interest income after provision for credit losses	39,919	41,112	80,325	120,517
Noninterest income
Trust fee income	1,915	1,973	5,729	5,914
Service charges on deposit accounts	1,187	1,513	3,474	4,395
Investment advisory commission and fee income	4,005	4,032	11,800	11,876
Insurance commission and fee income	3,776	3,877	12,575	12,962
Other service fee income	2,093	2,255	5,451	7,112
Bank owned life insurance income	741	743	2,207	2,438
Net gain on sales of investment securities	57	33	817	41
Net gain on mortgage banking activities	5,860	1,629	12,119	2,908
Other income	2,171	544	4,017	1,606
Total noninterest income	21,805	16,599	58,189	49,252
Noninterest expense
Salaries, benefits and commissions	24,059	22,758	69,595	66,356
Net occupancy	2,609	2,475	7,661	7,687
Equipment	972	1,088	2,890	3,143
Data processing	2,862	2,624	8,372	7,765
Professional fees	1,321	1,517	3,902	4,088
Marketing and advertising	463	558	1,400	1,884
Deposit insurance premiums	707	(444)	1,826	438
Intangible expenses	283	378	934	1,221
Other expense	5,251	5,313	16,684	16,028
Total noninterest expense	38,527	36,267	113,264	108,610
Income before income taxes	23,197	21,444	25,250	61,159
Income tax expense	5,078	3,782	4,208	10,950
Net income	$18,119	$17,662	$21,042	$50,209
Net income per share:
Basic	$0.62	$0.60	$0.72	$1.71
Diluted	0.62	0.60	0.72	1.71
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2020			2019
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$23,197	$5,078	$18,119	$21,444	$3,782	$17,662
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	726	153	573	(219)	(46)	(173)
Reversal of provision for credit losses	(163)	(35)	(128)	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	(57)	(12)	(45)	(33)	(7)	(26)
Total net unrealized gains (losses) on available-for-sale investment securities	506	106	400	(252)	(53)	(199)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	5	2	3	(68)	(14)	(54)
Less: reclassification adjustment for net losses (gains) realized in net income (2)	78	16	62	(4)	(1)	(3)
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	83	18	65	(72)	(15)	(57)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	307	65	242	294	62	232
Accretion of prior service cost included in net periodic pension costs (3)	—	—	—	(45)	(10)	(35)
Total defined benefit pension plans	307	65	242	249	52	197
Other comprehensive income (loss)	896	189	707	(75)	(16)	(59)
Total comprehensive income	$24,093	$5,267	$18,826	$21,369	$3,766	$17,603

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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2020			2019
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$25,250	$4,208	$21,042	$61,159	$10,950	$50,209
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	2,930	615	2,315	7,834	1,645	6,189
Provision for credit losses	392	82	310	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	(817)	(172)	(645)	(41)	(9)	(32)
Total net unrealized gains on available-for-sale investment securities	2,505	525	1,980	7,793	1,636	6,157
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(554)	(116)	(438)	(499)	(105)	(394)
Less: reclassification adjustment for net losses (gains) realized in net income (2)	176	37	139	(34)	(7)	(27)
Total net unrealized losses on interest rate swaps used in cash flow hedges	(378)	(79)	(299)	(533)	(112)	(421)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	901	189	712	882	186	696
Accretion of prior service cost included in net periodic pension costs (3)	—	—	—	(136)	(29)	(107)
Total defined benefit pension plans	901	189	712	746	157	589
Other comprehensive income	3,028	635	2,393	8,006	1,681	6,325
Total comprehensive income	$28,278	$4,843	$23,435	$69,165	$12,631	$56,534

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended September 30, 2020
Balance at June 30, 2020	29,201,985	$157,784	$296,028	$268,751	$(19,807)	$(47,883)	$654,873
Net income	—	—	—	18,119	—	—	18,119
Other comprehensive income, net of income tax	—	—	—	—	707	—	707
Cash dividends declared ($0.20 per share)	—	—	—	(5,845)	—	—	(5,845)
Stock-based compensation	—	—	658	1	—	—	659
Stock issued under dividend reinvestment and employee stock purchase plans	39,317	—	(87)	—	—	681	594
Balance at September 30, 2020	29,241,302	$157,784	$296,599	$281,026	$(19,100)	$(47,202)	$669,107

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2019
Balance at June 30, 2019	29,294,942	$157,784	$293,947	$267,357	$(21,949)	$(45,469)	$651,670
Net income	—	—	—	17,662	—	—	17,662
Other comprehensive loss, net of income tax benefit	—	—	—	—	(59)	—	(59)
Cash dividends declared ($0.20 per share)	—	—	—	(5,861)	—	—	(5,861)
Stock-based compensation	—	—	640	—	—	—	640
Stock issued under dividend reinvestment and employee stock purchase plans	20,943	—	37	—	—	497	534
Exercise of stock options	19,045	—	(68)	—	—	382	314
Purchases of treasury stock	(22,396)	—	—	—	—	(601)	(601)
Balance at September 30, 2019	29,312,534	$157,784	$294,556	$279,158	$(22,008)	$(45,191)	$664,299

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2020
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122
Adjustment to initially apply ASU No. 2016-13 for CECL (1)	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	21,042	—	—	21,042
Other comprehensive income, net of income tax	—	—	—	—	2,393	—	2,393
Cash dividends declared ($0.60 per share)	—	—	—	(17,522)	—	—	(17,522)
Stock-based compensation	—	—	1,733	(13)	—	—	1,720
Stock issued under dividend reinvestment and employee stock purchase plans	103,471	—	(198)	—	—	1,955	1,757
Vesting of restricted stock unit awards	17,035	—	(346)	—	—	346	—
Exercise of stock options	5,000	—	(7)	—	—	101	94
Cancellations of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(204,056)	—	—	—	—	(4,452)	(4,452)
Balance at September 30, 2020	29,241,302	$157,784	$296,599	$281,026	$(19,100)	$(47,202)	$669,107

(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2020" for additional information.

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2019
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133
Adjustment to initially apply ASU No. 2016-02 for leases	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities	—	—	—	(39)	—	—	(39)
Net income	—	—	—	50,209	—	—	50,209
Other comprehensive income, net of income tax	—	—	—	—	6,325	—	6,325
Cash dividends declared ($0.60 per share)	—	—	—	(17,572)	—	—	(17,572)
Stock-based compensation	—	—	1,870	—	—	—	1,870
Stock issued under dividend reinvestment and employee stock purchase plans	69,126	—	114	1	—	1,554	1,669
Exercise of stock options	58,545	—	(170)	—	—	1,175	1,005
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Purchases of treasury stock	(68,640)	—	—	—	—	(1,776)	(1,776)
Balance at September 30, 2019	29,312,534	$157,784	$294,556	$279,158	$(22,008)	$(45,191)	$664,299

Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$21,042	$50,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,515	6,286
Depreciation of premises and equipment	3,620	3,983
Net amortization of investment securities premiums and discounts	1,755	1,375
Net gain on sales of investment securities	(817)	(41)
Net gain on mortgage banking activities	(12,119)	(2,908)
Bank owned life insurance income	(2,207)	(2,438)
Stock-based compensation	1,853	1,918
Intangible expenses	934	1,221
Other adjustments to reconcile net income to cash used in operating activities	(3,392)	(911)
Originations of loans held for sale	(322,135)	(139,744)
Proceeds from the sale of loans held for sale	321,233	140,906
Contributions to pension and other postretirement benefit plans	(203)	(199)
Increase in accrued interest receivable and other assets	(18,774)	(3,259)
Increase (decrease) in accrued interest payable and other liabilities	5,786	(2,486)
Net cash provided by operating activities	46,091	53,912
Cash flows from investing activities:
Net capital expenditures	(2,363)	(1,647)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	56,933	20,903
Proceeds from maturities, calls and principal repayments of securities available-for-sale	43,853	49,127
Proceeds from sales of securities available-for-sale	65,621	24,987
Purchases of investment securities held-to-maturity	(43,116)	(62,919)
Purchases of investment securities available-for-sale	(49,329)	(997)
Proceeds from sales of money market mutual funds	10,487	1,032
Purchases of money market mutual funds	(10,971)	(1,314)
Net decrease in other investments	(1,469)	(917)
Proceeds from sale of portfolio loans	14,416	—
Net increase in loans and leases	(851,403)	(246,453)
Proceeds from sales of other real estate owned	75	670
Net cash used in investing activities	(767,266)	(217,528)
Cash flows from financing activities:
Net increase in deposits	851,521	452,101
Net decrease in short-term borrowings	(999)	(170,798)
Proceeds from issuance of long-term debt	125,000	25,000
Repayment of long-term debt	(70,000)	(10,000)
Proceeds from issuance of subordinated notes	98,448	—
Payment of contingent consideration on acquisitions	(91)	(97)
Purchases of treasury stock	(4,452)	(1,776)
Stock issued under dividend reinvestment and employee stock purchase plans	1,757	1,669
Proceeds from exercise of stock options	94	1,005
Cash dividends paid	(17,555)	(17,574)
Net cash provided by financing activities	983,723	279,530
Net increase in cash and cash equivalents	262,548	115,914
Cash and cash equivalents at beginning of year	125,128	109,420
Cash and cash equivalents at end of period	$387,676	$225,334

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,089	$33,724
Cash paid for income taxes, net of refunds	12,014	14,148
Non cash transactions:
Transfer of loans to other real estate owned	$8,125	$—
Transfer of loans to loans held for sale	14,416	—
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-period presentation. Operating results for the three-month or nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses.

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases accounted for under ASC 842, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2020 for the Corporation. The results reported for periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards. See Note 1, "Summary of Significant Accounting Polices - Reserve for Loan and Lease Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020, for further information on the Corporation's reserve for loan and lease losses methodology under the incurred loss model.

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

In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Financial Instruments (Topic 825)." The amendments to Topic 326 are the most significant and address how a company considers recoveries and extension options when estimating expected credit losses. The ASU clarifies that a company’s estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off. The ASU also clarifies that a company should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. This new guidance was effective on January 1, 2020 for the Corporation.

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

In August 2020, the FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." This guidance simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and require entities to presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. This ASU is effective for fiscal years beginning after December 15, 2021 or January 1, 2022 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

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

Accrued interest receivable on held-to-maturity debt securities totaled $474 thousand at September 30, 2020 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Accrued interest receivable on available-for-sale debt securities totaled $547 thousand at September 30, 2020 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Certain loan modifications made during the year were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as troubled debt restructurings.

Accrued interest receivable on loans and leases held for investment totaled $14.9 million at September 30, 2020 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. $12.3 million of this amount is excluded from the estimate of expected credit losses. $2.6 million of this amount represents accrued interest receivable on loans that were modified in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and includes an allowance for credit losses of $50 thousand.

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

Individual Evaluation

Management evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. Management individually analyzes these instruments and will establish a specific reserve for instruments as applicable. Instruments will not be included in both collective and individual analyses. All loans on nonaccrual status are individually evaluated for a specific reserve.

Management considers a financial asset as collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral, based on management's assessment as of the reporting date.

The allowance for credit losses on loans and leases is included within Allowance for credit losses, loans and leases on the condensed consolidated balance sheet. Changes in the allowance for credit losses on loans and leases are recorded within Provision for credit losses on the condensed consolidated statement of income.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$18,119	$17,662	$21,042	$50,209
Net income allocated to unvested restricted stock awards	(23)	(58)	(29)	(186)
Net income allocated to common shares	$18,096	$17,604	$21,013	$50,023
Denominator:
Weighted average shares outstanding	29,227	29,306	29,233	29,290
Average unvested restricted stock awards	(38)	(95)	(47)	(111)
Denominator for basic earnings per share—weighted-average shares outstanding	29,189	29,211	29,186	29,179
Effect of dilutive securities—employee stock options and restricted stock units	28	74	32	64
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,217	29,285	29,218	29,243
Basic earnings per share	$0.62	$0.60	$0.72	$1.71
Diluted earnings per share	$0.62	$0.60	$0.72	$1.71
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	526	323	509	326

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at September 30, 2020 and the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2019, by contractual maturity within each type:

	At September 30, 2020					At December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$202	$—	$—	$7,200	$6,997	$66	$—	$7,063
	6,998	202	—	—	7,200	6,997	66	—	7,063
Residential mortgage-backed securities:
After 5 years to 10 years	7,065	286	—	—	7,351	9,083	129	—	9,212
Over 10 years	162,754	5,071	—	—	167,825	175,972	2,749	(110)	178,611
	169,819	5,357	—	—	175,176	185,055	2,878	(110)	187,823
Total	$176,817	$5,559	$—	$—	$182,376	$192,052	$2,944	$(110)	$194,886
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$—	$—	$—	—	$—	$301	$—	$(1)	$300
	—	—	—	—	—	301	—	(1)	300
State and political subdivisions:
After 1 year to 5 years	3,645	41	—	—	3,686	4,717	23	—	4,740
After 5 years to 10 years	11,387	114	—	—	11,501	29,563	292	—	29,855
	15,032	155	—	—	15,187	34,280	315	—	34,595
Residential mortgage-backed securities:
Within 1 year	12	—	—	—	12	304	9	—	313
After 1 year to 5 years	93	2	—	—	95	611	3	(1)	613
After 5 years to 10 years	2,112	72	—	—	2,184	36,893	107	(21)	36,979
Over 10 years	77,400	2,041	(61)	—	79,380	80,630	378	(453)	80,555
	79,617	2,115	(61)	—	81,671	118,438	497	(475)	118,460
Collateralized mortgage obligations:
After 5 years to 10 years	821	30	—	—	851	2,377	6	(22)	2,361
Over 10 years	4,982	—	(3)	—	4,979	—	—	—	—
	5,803	30	(3)	—	5,830	2,377	6	(22)	2,361
Corporate bonds:
Within 1 year	999	4	—	—	1,003	6,012	1	(4)	6,009
After 1 year to 5 years	29,751	1,637	(1)	(1)	31,386	29,606	596	(61)	30,141
After 5 years to 10 years	60,000	—	(5,159)	(691)	54,150	—	—	—	—
Over 10 years	—	—	—	—	—	60,000	—	(4,942)	55,058
	90,750	1,641	(5,160)	(692)	86,539	95,618	597	(5,007)	91,208
Total	$191,202	$3,941	$(5,224)	$(692)	$189,227	$251,014	$1,415	$(5,505)	$246,924

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

Securities with a carrying value of $289.6 million and $340.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $38.9 million and $12.5 million were pledged to secure credit derivatives and interest rate swaps at September 30, 2020 and December 31, 2019, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Securities available-for-sale:
Proceeds from sales	$65,621	$24,987
Gross realized gains on sales	831	65
Gross realized losses on sales	14	24
Tax expense related to net realized gains on sales	172	9

At September 30, 2020 and December 31, 2019, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020 and December 31, 2019, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2020
Securities Held-to-Maturity
Total	$—	$—	$—	$—	$—	$—
Securities Available-for-Sale
Residential mortgage-backed securities	$8,747	$(60)	$32	$(1)	$8,779	$(61)
Collateralized mortgage obligations	4,979	(3)	—	—	4,979	(3)
Total	$13,726	$(63)	$32	$(1)	$13,758	$(64)
At December 31, 2019
Securities Held-to-Maturity
Residential mortgage-backed securities	$26,767	$(110)	$—	$—	$26,767	$(110)
Total	$26,767	$(110)	$—	$—	$26,767	$(110)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$300	$(1)	$300	$(1)
Residential mortgage-backed securities	21,827	(62)	48,672	(413)	70,499	(475)
Collateralized mortgage obligations	—	—	1,295	(22)	1,295	(22)
Corporate bonds	998	—	65,506	(5,007)	66,504	(5,007)
Total	$22,825	$(62)	$115,773	$(5,443)	$138,598	$(5,505)

At September 30, 2020, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $13.8 million, including unrealized losses of $64 thousand. These holdings were comprised of four federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. The Corporation did not recognize any other-than-temporary impairment charges for the nine months ended September 30, 2019.

At September 30, 2020, no held-to-maturity securities held by the Corporation were in an unrealized loss position. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended September 30, 2020 or other-than-temporary impairment charges for the nine months ended September 30, 2019.

The table below presents a rollforward by major security type for the three and nine months ended September 30, 2020 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended September 30, 2020
Securities Available-for-Sale
Beginning balance	$(855)
Additions for securities for which no previous expected credit losses were recognized	(1)
Change in securities for which a previous expected credit loss was recognized	164
Ending balance	$(692)

Nine months ended September 30, 2020
Securities Available-for-Sale
Beginning balance	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	(300)
Additions for securities for which no previous expected credit losses were recognized	(1)
Change in securities for which a previous expected credit loss was recognized	(391)
Ending balance	$(692)

At September 30, 2020, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $55.1 million, including unrealized losses of $5.9 million, and allowance for credit losses of $692 thousand. These holdings were comprised of eight investment grade corporate bonds which fluctuate in value based on changes in market conditions, which for these underlying securities was primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely interest payments on the securities. The Corporation concluded that a portion of decline in the value of these securities was indicative of a credit loss and recorded a provision for credit losses of $392 thousand for the nine months ended September 30, 2020. The Corporation did not record any other-than-temporary impairment charges for the nine months ended September 30, 2019.

The Corporation recognized a $321 thousand net loss and $12 thousand net gain on equity securities during the nine months ended September 30, 2020 and 2019, respectively, in other noninterest income. There were no sales of equity securities during the nine months ended September 30, 2020 or September 30, 2019.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Commercial, financial and agricultural	$894,314	$947,029
Paycheck Protection Program	501,580	—
Real estate-commercial	2,369,691	2,040,441
Real estate-construction	233,590	232,595
Real estate-residential secured for business purpose	378,239	373,973
Real estate-residential secured for personal purpose	474,688	439,059
Real estate-home equity secured for personal purpose	172,448	174,435
Loans to individuals	27,771	29,883
Lease financings	159,535	149,421
Total loans and leases held for investment, net of deferred income	$5,211,856	$4,386,836
Imputed interest on lease financings, included in the above table	$(17,319)	$(16,340)
Net deferred (fees) costs, included in the above table	(4,340)	5,999
Overdraft deposits included in the above table	182	407

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at September 30, 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2020
Commercial, financial and agricultural	$6,886	$244	$27	$7,157	$883,348	$890,505	$3,809	$894,314
Paycheck Protection Program	—	—	—	—	501,580	501,580	—	501,580
Real estate—commercial real estate and construction:
Commercial real estate	5,341	7,835	1,539	14,715	2,334,512	2,349,227	20,464	2,369,691
Construction	5,501	—	—	5,501	228,089	233,590	—	233,590
Real estate—residential and home equity:
Residential secured for business purpose	2,844	1,553	1,027	5,424	370,664	376,088	2,151	378,239
Residential secured for personal purpose	2,119	47	228	2,394	469,899	472,293	2,395	474,688
Home equity secured for personal purpose	428	96	—	524	170,976	171,500	948	172,448
Loans to individuals	104	29	23	156	27,615	27,771	—	27,771
Lease financings	761	1,807	729	3,297	155,986	159,283	252	159,535
Total	$23,984	$11,611	$3,573	$39,168	$5,142,669	$5,181,837	$30,019	$5,211,856

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current, acquired credit impaired loans and nonaccrual loans and leases at December 31, 2019:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Acquired Credit Impaired	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2019
Commercial, financial and agricultural	$2,602	$150	$20	$2,772	$940,815	$943,587	$—	$3,442	$947,029
Real estate—commercial real estate and construction:
Commercial real estate	3,473	266	—	3,739	2,008,568	2,012,307	206	27,928	2,040,441
Construction	—	—	—	—	232,338	232,338	—	257	232,595
Real estate—residential and home equity:
Residential secured for business purpose	2,078	2,442	—	4,520	366,473	370,993	—	2,980	373,973
Residential secured for personal purpose	2,969	446	—	3,415	433,548	436,963	58	2,038	439,059
Home equity secured for personal purpose	605	297	—	902	172,106	173,008	—	1,427	174,435
Loans to individuals	157	73	74	304	29,579	29,883	—	—	29,883
Lease financings	1,409	296	49	1,754	147,161	148,915	—	506	149,421
Total	$13,293	$3,970	$143	$17,406	$4,330,588	$4,347,994	$264	$38,578	$4,386,836

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2020 and December 31, 2019.

	At September 30, 2020				At December 31, 2019
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$3,809	$—	$27	$3,836	$3,442	$—	$20	$3,462
Real estate—commercial real estate and construction:
Commercial real estate	20,464	—	1,539	22,003	27,928	—	—	27,928
Construction	—	—	—	—	257	—	—	257
Real estate—residential and home equity:
Residential secured for business purpose	2,151	—	1,027	3,178	2,980	—	—	2,980
Residential secured for personal purpose	2,395	—	228	2,623	2,038	—	—	2,038
Home equity secured for personal purpose	948	53	—	1,001	1,427	54	—	1,481
Loans to individuals	—	—	23	23	—	—	74	74
Lease financings	252	—	729	981	506	—	49	555
Total	$30,019	$53	$3,573	$33,645	$38,578	$54	$143	$38,775
 * Includes nonaccrual troubled debt restructured loans of $14.2 million and $13.8 million at September 30, 2020 and December 31, 2019, respectively.

The following table presents the amortized cost basis of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing as of September 30, 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At September 30, 2020
Commercial, financial and agricultural	$2,361	$1,448	$3,809	$27
Real estate-commercial	20,238	226	20,464	1,539
Real estate-residential secured for business purpose	1,987	164	2,151	1,027
Real estate-residential secured for personal purpose	1,862	533	2,395	228
Real estate-home equity secured for personal purpose	948	—	948	—
Loans to individuals	—	—	—	23
Lease financings	—	252	252	729
Total	$27,396	$2,623	$30,019	$3,573

The following table presents the amortized cost basis of collateral-dependent nonaccrual loans by class of loans and type of collateral as of September 30, 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At September 30, 2020
Commercial, financial and agricultural	$1,459	$1,784	$566	$3,809
Real estate-commercial	20,464	—	—	20,464
Real estate-residential secured for business purpose	2,151	—	—	2,151
Real estate-residential secured for personal purpose	2,395	—	—	2,395
Real estate-home equity secured for personal purpose	948	—	—	948
Total	$27,417	$1,784	$566	$29,767
(1) Collateral consists of business assets, including accounts receivable and personal property.
(2) Loans fully reserved given lack of collateral.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2020 and December 31, 2019.

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

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

The following table presents by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2020 under ASC 326.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$147,403	$102,389	$78,294	$44,321	$29,672	$60,750	$410,169	$872,998
2. Special Mention	916	804	333	529	849	1,226	7,723	12,380
3. Substandard	375	714	724	60	—	687	6,376	8,936
Total	$148,694	$103,907	$79,351	$44,910	$30,521	$62,663	$424,268	$894,314

Paycheck Protection Program
Risk Rating
1. Pass	$501,580	$—	$—	$—	$—	$—	$—	$501,580
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$501,580	$—	$—	$—	$—	$—	$—	$501,580

Real Estate-Commercial
Risk Rating
1. Pass	$912,215	$494,465	$245,307	$279,472	$153,490	$191,043	$45,464	$2,321,456
2. Special Mention	1,776	13,082	—	1,128	1,345	5,935	1,912	25,178
3. Substandard	—	1,365	1,047	11,648	1,218	6,942	837	23,057
Total	$913,991	$508,912	$246,354	$292,248	$156,053	$203,920	$48,213	$2,369,691

Real Estate-Construction
Risk Rating
1. Pass	$86,135	$72,157	$45,140	$1,804	$2,950	$—	$4,925	$213,111
2. Special Mention	20,479	—	—	—	—	—	—	20,479
3. Substandard	—	—	—	—	—	—	—	—
Total	$106,614	$72,157	$45,140	$1,804	$2,950	$—	$4,925	$233,590

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$84,624	$76,313	$60,041	$47,244	$41,529	$40,042	$24,058	$373,851
2. Special Mention	108	464	189	77	180	481	200	1,699
3. Substandard	30	537	51	69	1,071	863	68	2,689
Total	$84,762	$77,314	$60,281	$47,390	$42,780	$41,386	$24,326	$378,239

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2020.

The following table presents by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2019 under ASC 310.

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

The Corporation had no loans with a risk rating of Doubtful included in loans and leases held for investment at December 31, 2019.

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

The following table presents by class, the recorded investment in loans and leases held for investment by performance status at September 30, 2020 under ASC 326.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$117,318	$78,421	$67,015	$60,289	$46,982	$100,749	$1,291	$472,065
2. Nonperforming	—	—	56	544	—	2,023	—	2,623
Total	$117,318	$78,421	$67,071	$60,833	$46,982	$102,772	$1,291	$474,688

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$1,002	$891	$1,179	$1,218	$588	$2,627	$163,942	$171,447
2. Nonperforming	—	—	103	—	—	42	856	1,001
Total	$1,002	$891	$1,282	$1,218	$588	$2,669	$164,798	$172,448

Loans to Individuals
Payment Performance
1. Performing	$967	$1,747	$1,158	$532	$317	$2,397	$20,630	$27,748
2. Nonperforming	—	—	—	—	—	23	—	23
Total	$967	$1,747	$1,158	$532	$317	$2,420	$20,630	$27,771

Lease Financings
Payment Performance
1. Performing	$53,992	$49,890	$34,527	$13,866	$5,380	$899	$—	$158,554
2. Nonperforming	—	41	545	257	124	14	—	981
Total	$53,992	$49,931	$35,072	$14,123	$5,504	$913	$—	$159,535

The following table presents by class, he recorded investment in loans and lease held for investment by performance status at December 31, 2019 under ASC 310.

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2019
Performing	$437,021	$172,954	$29,809	$148,866	$788,650
Nonperforming	2,038	1,481	74	555	4,148
Total	$439,059	$174,435	$29,883	$149,421	$792,798

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Beginning balance	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended September 30, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$16,736	$(2,401)	$(142)	$354	$14,547
Real Estate-Commercial	50,671	7,481	—	—	58,152
Real Estate-Construction	4,130	355	—	—	4,485
Real Estate-Residential Secured for Business Purpose	8,180	251	(88)	23	8,366
Real Estate-Residential Secured for Personal Purpose	2,669	47	—	—	2,716
Real Estate-Home Equity Secured for Personal Purpose	1,071	204	—	4	1,279
Loans to Individuals	771	(170)	(69)	17	549
Lease Financings	1,839	(149)	(149)	85	1,626
Unallocated	150	—	N/A	N/A	150
Total	$86,217	$5,618	$(448)	$483	$91,870
Three Months Ended September 30, 2019
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$9,129	$222	$(283)	$182	$9,250
Real Estate-Commercial and Construction	15,478	593	(251)	1	15,821
Real Estate-Residential Secured for Business Purpose	2,478	109	—	98	2,685
Real Estate-Residential and Home Equity Secured for Personal Purpose	3,518	273	(183)	4	3,612
Loans to Individuals	481	47	(73)	20	475
Lease Financings	1,241	(24)	(54)	71	1,234
Unallocated	275	310	N/A	N/A	585
Total	$32,600	$1,530	$(844)	$376	$33,662

N/A – Not applicable

(Dollars in thousands)	Beginning balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended September 30, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$1,195	$(1,367)	$676	$14,547
Real Estate-Commercial	15,750	6,208	38,961	(2,802)	35	58,152
Real Estate-Construction	2,446	29	2,010	—	—	4,485
Real Estate-Residential Secured for Business Purpose	2,622	2,502	3,398	(187)	31	8,366
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	709	—	—	2,716
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	555	—	12	1,279
Loans to Individuals	470	104	116	(197)	56	549
Lease Financings	1,311	(135)	737	(513)	226	1,626
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$47,647	$(5,066)	$1,036	$91,870
Nine Months Ended September 30, 2019
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$7,983	$—	$2,753	$(1,769)	$283	$9,250
Real Estate-Commercial and Construction	13,903	—	2,151	(325)	92	15,821
Real Estate-Residential Secured for Business Purpose	2,236	—	341	—	108	2,685
Real Estate-Residential and Home Equity Secured for Personal Purpose	3,199	—	595	(198)	16	3,612
Loans to Individuals	484	—	142	(209)	58	475
Lease Financings	1,288	—	(5)	(268)	219	1,234
Unallocated	271	—	314	N/A	N/A	585
Total	$29,364	$—	$6,291	$(2,769)	$776	$33,662

N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at September 30, 2020 and 2019:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At September 30, 2020
Commercial, Financial and Agricultural	$891	$13,656	$14,547	$3,809	$890,505	$—	$894,314
Paycheck Protection Program	—	—	—	—	501,580	—	501,580
Real Estate-Commercial	19	58,133	58,152	20,464	2,349,006	221	2,369,691
Real Estate-Construction	—	4,485	4,485	—	233,590	—	233,590
Real Estate-Residential Secured for Business Purpose	1	8,365	8,366	2,151	376,088	—	378,239
Real Estate-Residential Secured for Personal Purpose	181	2,535	2,716	2,395	472,293	—	474,688
Real Estate-Home Equity Secured for Personal Purpose	—	1,279	1,279	948	171,500	—	172,448
Loans to Individuals	—	549	549	—	27,771	—	27,771
Lease Financings	—	1,626	1,626	—	159,535	—	159,535
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$1,092	$90,778	$91,870	$29,767	$5,181,868	$221	$5,211,856
At September 30, 2019
Commercial, Financial and Agricultural	$390	$8,860	$9,250	$2,233	$956,920	$—	$959,153
Real Estate-Commercial and Construction	1,485	14,336	15,821	28,280	2,122,066	349	2,150,695
Real Estate-Residential Secured for Business Purpose	414	2,271	2,685	2,887	357,834	—	360,721
Real Estate-Residential and Home Equity Secured for Personal Purpose	155	3,457	3,612	3,520	606,322	—	609,842
Loans to Individuals	—	475	475	2	30,713	—	30,715
Lease Financings	—	1,234	1,234	306	140,501	—	140,807
Unallocated	N/A	585	585	N/A	N/A	N/A	N/A
Total	$2,444	$31,218	$33,662	$37,228	$4,214,356	$349	$4,251,933
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	1	$19	$19
Real estate—residential secured for personal purpose	1	544	544	—	—	—
Total	1	$544	$544	1	$19	$19

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	$—	$—	1	$55	$55
Total	—	$—	$—	1	$55	$55
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural*	1	$619	$619	3	$975	$975
Real estate—commercial real estate*	—	—	—	1	1,313	1,313
Real estate—residential secured for personal purpose	1	544	544	—	—	—
Total	2	$1,163	$1,163	4	$2,288	$2,288
* Three nonaccrual troubled debt restructured loans in the above table totaling $2.3 million were modified via the execution of a forbearance agreement during the nine months ended September 30, 2019. These loans relate to one borrower and were on nonaccrual status at the time of modification.

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2020 and 2019.

	Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$544	1	$544
Total	—	$—	1	$544	1	$544
Three Months Ended September 30, 2019
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$19	—	$—	1	$19
Total	1	$19	—	$—	1	$19
Nine Months Ended September 30, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$619	1	$619
Real estate—residential secured for personal purpose	—	—	1	544	1	544
Total	—	$—	2	$1,163	2	$1,163
Nine Months Ended September 30, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	$—	1	$55	1	$55
Total	—	$—	1	$55	1	$55
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$19	2	$956	3	$975
Real estate—commercial real estate	—	—	1	1,313	1	1,313
Total	1	$19	3	$2,269	4	$2,288

There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the three and nine months ended September 30, 2020 or September 30, 2019.

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Real estate-residential secured for personal purpose	$64	$714
Real estate-home equity secured for personal purpose	226	1,058
Total	$290	$1,772

The following presents foreclosed residential real estate property included in other real estate owned at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Foreclosed residential real estate	$—	$71

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
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
2020 (excluding the nine months ended September 30, 2020)	$14,587	$57,515
2021	58,029	45,510
2022	44,933	32,233
2023	30,902	18,345
2024	17,204	6,639
Thereafter	7,822	2,259
Total future minimum lease payments receivable	173,477	162,501
Plus: Unguaranteed residual	825	886
Plus: Initial direct costs	2,552	2,374
Less: Imputed interest	(17,319)	(16,340)
Lease financings	$159,535	$149,421

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

Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2020 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2019	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2020	$138,476	$15,434	$18,649	$172,559
The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2020			At December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$4,610	$2,178	$6,788	$4,026	$2,762
Customer related intangibles	7,604	7,046	558	8,819	7,923	896
Servicing rights (1)	21,421	15,142	6,279	19,160	12,534	6,626
Total amortized intangible assets	$35,813	$26,798	$9,015	$34,767	$24,483	$10,284
(1) Included within accumulated amortization is a valuation allowance of $206 thousand on mortgage servicing rights at September 30, 2020. There was no valuation allowance as of December 31, 2019.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2020 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$278
2021		923
2022		666
2023		409
2024		267
Thereafter		193
Total		$2,736
The aggregate fair value of mortgage servicing rights was $6.3 million and $9.2 million at September 30, 2020 and December 31, 2019, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30, 2020 and December 31, 2019.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning of period	$6,081	$6,599	$6,626	$6,768
Servicing rights capitalized	900	464	2,261	1,051
Amortization of servicing rights	(834)	(585)	(2,402)	(1,320)
Changes in valuation allowance	132	18	(206)	(3)
End of period	$6,279	$6,496	$6,279	$6,496
Loans serviced for others	$1,167,316	$1,055,823	$1,167,316	$1,055,823
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Valuation allowance, beginning of period	$(338)	$(21)	$—	$—
Additions	—	—	(206)	(3)
Reductions	132	18	—	—
Valuation allowance, end of period	$(206)	$(3)	$(206)	$(3)
The estimated amortization expense of servicing rights for the remainder of 2020 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$1,724
2021		1,276
2022		941
2023		693
2024		302
Thereafter		1,343
Total		$6,279

Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2020 and December 31, 2019 consisted of the following:

	At September 30, 2020		At December 31, 2019
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,714,505	—%	$1,279,681
Demand deposits	0.23	2,055,164	0.96	1,677,682
Savings deposits	0.15	885,715	0.37	796,702
Time deposits	1.44	556,219	1.95	606,010
Total	0.27%	$5,211,603	0.71%	$4,360,075
The aggregate amount of time deposits in denominations of $100 thousand or more was $277.9 million at September 30, 2020 and $293.2 million at December 31, 2019. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $144.7 million at September 30, 2020 and $143.0 million at December 31, 2019.

At September 30, 2020, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2020		$114,934
2021		220,305
2022		78,418
2023		110,856
2024		23,634
Thereafter		8,072
Total		$556,219

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$17,681	0.05%	$18,680	0.05%

Long-term debt:
FHLB advances	$200,000	1.44%	$140,000	2.04%
Security repurchase agreements	5,010	0.57	10,098	2.07

Subordinated notes	$193,413	4.90%	$94,818	5.32%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.1 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At September 30, 2020 and December 31, 2019, the Bank had outstanding short-term letters of credit with the FHLB totaling $650.8 million and $535.6 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.2 billion at September 30, 2020.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia (the FRB of Philadelphia) in order to access the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $69.5 million and $94.8 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Corporation had no outstanding borrowings under the Discount Window Lending program. As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated Paycheck Protection Program (PPP) loans through the Paycheck Protection Program Liquidity Facility (PPPLF) program. At September 30, 2020, the Bank had no outstanding borrowings under the PPPLF program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2020 and December 31, 2019, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank have a total of $2.2 billion and $1.9 billion of committed borrowing capacity at September 30, 2020 and December 31, 2019, respectively, of which $1.3 billion and $1.2 billion was available as of September 30, 2020 and December 31, 2019, respectively. The Corporation, through the Bank, also maintains uncommitted funding sources from correspondent banks of $460.0 million and $504.0 million at September 30, 2020 and December 31, 2019, respectively, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2020	Weighted Average Rate
Remainder of 2020	$10,000	1.47%
2021	45,000	1.93
2022	35,000	1.17
2023	50,000	1.73
2024	60,000	0.98
Thereafter	—	—
Total	$200,000	1.44%
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of September 30, 2020	Weighted Average Rate
Remainder of 2020	$5,010	0.57%
2021	—	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	—	—
Total	$5,010	0.57%
Long-term debt under security repurchase agreements totaling $5.0 million hold variable interest rates and are based on the one-month LIBOR rate plus a spread.
On August 5, 2020, the Corporation issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes (the "2020 Notes") due 2030. The net proceeds, which approximated $98.4 million, will be used for general corporate purposes. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.
The 2020 Notes bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on February 15, 2021. The last interest payment date for the fixed rate period will be August 15, 2025. From and including August 15, 2025 to, but excluding, August 15, 2030 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the expected Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 495.2 basis points, payable quarterly in arrears, commencing on November 15, 2025. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. The related issuance costs of $1.6 million are being amortized on a straight line basis into interest expense over 5 years.
The Corporation may redeem the 2020 Notes (i) in whole or in part beginning with the interest payment date of August 15, 2025, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time within 90 days upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations.

Note 8. Retirement Plans and Other Postretirement Benefits

Substantially all employees who were hired before December 8, 2009 are covered by a non-contributory retirement plan. Employees hired on or after December 8, 2009 are not eligible to participate in the non-contributory retirement plan.

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

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$117	$109	$27	$17
Interest cost	425	476	23	23
Expected loss on plan assets	(816)	(772)	—	—
Amortization of net actuarial loss	300	294	7	—
Accretion of prior service cost	—	(45)	—	—
Net periodic benefit cost	$26	$62	$57	$40

	Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$350	$328	$82	$50
Interest cost	1,259	1,428	72	70
Expected loss on plan assets	(2,450)	(2,313)	—	—
Amortization of net actuarial loss	882	882	19	—
Accretion of prior service cost	—	(136)	—	—
Net periodic benefit cost	$41	$189	$173	$120

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2019 that it expected to make contributions of $159 thousand to its non-qualified retirement plans and $89 thousand to its other postretirement benefit plans in 2020. During the nine months ended September 30, 2020, the Corporation contributed $120 thousand to its non-qualified retirement plans and $83 thousand to its other postretirement plans. During the nine months ended September 30, 2020, $2.0 million was paid to participants from the retirement plans and $83 thousand was paid to participants from the other postretirement plans.

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

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2020:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2020
Outstanding at December 31, 2019	508,111	$24.83
Expired	(2,000)	28.33
Forfeited	(19,018)	24.70
Exercised	(5,000)	18.70
Outstanding at September 30, 2020	482,093	24.88	5.9	$—
Exercisable at September 30, 2020	428,615	24.43	5.7	—
The following is a summary of nonvested stock options at September 30, 2020 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2019	163,261	$6.54
Vested	(106,131)	6.58
Forfeited	(3,652)	6.50
Nonvested stock options at September 30, 2020	53,478	6.46
The Corporation did not issue stock options during the nine months ended September 30, 2020 or September 30, 2019.
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at September 30, 2020 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards and units at December 31, 2019	209,378	$26.76
Granted	179,080	18.62
Vested	(59,855)	27.17
Cancelled	(20,993)	27.17
Nonvested stock awards and units at September 30, 2020	307,610	21.91

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019
Restricted stock awards and units granted	179,080	113,729
Weighted average grant date fair value	$18.62	$25.66
Intrinsic value of awards granted	$3,335	$2,901
Restricted stock awards and units vested	59,855	44,807
Weighted average grant date fair value	$27.17	$21.65
Intrinsic value of awards vested	$1,375	$1,119

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at September 30, 2020 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$147	0.5
Restricted stock awards and units	4,058	2.0
	$4,205	1.9
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Stock-based compensation expense:
Stock options	$274	$546
Restricted stock awards and units	1,579	1,372
Employee stock purchase plan	65	54
Total	$1,918	$1,972
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$375	$444

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL (1)	237	—	—	237
Other comprehensive income (loss)	1,980	(299)	712	2,393
Balance, September 30, 2020	$(1,014)	$(484)	$(17,602)	$(19,100)

Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	83	—	83
Other comprehensive income (loss)	6,157	(421)	589	6,325
Balance, September 30, 2019	$(5,064)	$(257)	$(16,687)	$(22,008)
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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At September 30, 2020, approximately $235 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2020. At September 30, 2020, the notional amount of the interest rate swap was $15.7 million and the fair value was a liability of $614 thousand.

The Corporation has an interest rate swap with a current notional amount of $211 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

Credit Derivatives

The Corporation has agreements with third-party financial institutions whereby the third-party financial institution enters into interest rate derivative contracts with loan customers referred to them by the Corporation. By the terms of the agreements, the third-party financial institution has recourse to the Corporation for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are a customary arrangement that allows the Corporation to provide access to interest rate swap transactions for customers without issuing the swap.

At September 30, 2020, the Corporation reported seventy-seven variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $552.2 million and remaining maturities ranging from 18 months to 10 years. At September 30, 2020, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $716 thousand. At September 30, 2020, the fair value of the swaps to the customers was a net liability of $36.9 million and these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2020
Interest rate swap - cash flow hedge	$15,673		$—	Other liabilities	$614
Total	$15,673		$—		$614
At December 31, 2019
Interest rate swap - cash flow hedge	$16,286		$—	Other liabilities	$235
Total	$16,286		$—		$235
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2020
Interest rate swap	$211		$—	Other liabilities	$10
Credit derivatives	552,219		—	Other liabilities	716
Interest rate locks with customers	139,309	Other assets	4,896		—
Forward loan sale commitments	142,044		—	Other liabilities	474
Total	$833,783		$4,896		$1,200
At December 31, 2019
Interest rate swap	$303		$—	Other liabilities	$14
Credit derivatives	270,147		—	Other liabilities	176
Interest rate locks with customers	19,966	Other assets	399		—
Forward loan sale commitments	21,846		—	Other liabilities	19
Total	$312,262		$399		$209

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2020	2019	2020	2019
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$78	$(4)	$176	$(34)
Interest rate swap—fair value hedge—effectiveness	Interest income	—	(6)	—	(5)
Total net (loss) gain		$(78)	$(2)	$(176)	$29

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2020	2019	2020	2019
Credit derivatives	Other noninterest income	$2,339	$186	$4,143	$768
Interest rate locks with customers	Net gain on mortgage banking activities	1,442	109	4,496	417
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	108	366	(455)	319
Total net gain		$3,889	$661	$8,184	$1,504

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2020	At December 31, 2019
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(484)	$(185)
Total		$(484)	$(185)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2020.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at September 30, 2020 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $9 thousand at September 30, 2020.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, classified using the fair value hierarchy:

	At September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$15,187	$—	$15,187
Residential mortgage-backed securities	—	81,671	—	81,671
Collateralized mortgage obligations	—	5,830	—	5,830
Corporate bonds	—	86,539	—	86,539
Total available-for-sale securities	—	189,227	—	189,227
Equity securities:
Equity securities - financial services industry	683	—	—	683
Money market mutual funds	2,103	—	—	2,103
Total equity securities	2,786	—	—	2,786
Loans*	—	—	221	221
Interest rate locks with customers*	—	4,896	—	4,896
Total assets	$2,786	$194,123	$221	$197,130
Liabilities:
Contingent consideration liability	$—	$—	$83	$83
Interest rate swaps*	—	624	—	624
Credit derivatives*	—	—	716	716
Forward loan sale commitments*	—	474	—	474
Total liabilities	$—	$1,098	$799	$1,897
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The Corporation recorded no unrealized gains and losses within other comprehensive income for recurring Level 3 fair value measurements held at September 30, 2020. The $716 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of seventy-seven interest rate swaps with a current notional amount of $552.2 million. The September 30, 2020 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

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
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Additions	Payments received	Increase in value	Balance at September 30, 2020
Loans	$317	$—	$(91)	$(5)	$221
Credit derivatives	(176)	(4,683)	—	4,143	(716)
Net total	$141	$(4,683)	$(91)	$4,138	$(495)

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Additions	Payments received	Increase in value	Balance at September 30, 2019
Corporate bonds	$25,729	$—	$—	$675	$26,404
Loans	1,779	—	(1,432)	2	349
Credit derivatives	(72)	(958)	—	767	(263)
Net total	$27,436	$(958)	$(1,432)	$1,444	$26,490

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2020
Girard Partners	$160	$—	$91	$14	$83
Total contingent consideration liability	$160	$—	$91	$14	$83

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2019
Girard Partners	$259	$—	$97	$24	$186
Total contingent consideration liability	$259	$—	$97	$24	$186

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019:

	At September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$28,675	$28,675
Other real estate owned	—	—	8,270	8,270
Total	$—	$—	$36,945	$36,945

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$36,018	$36,018
Impaired leases held for investment	—	—	277	277
Other real estate owned	—	—	516	516
Total	$—	$—	$36,811	$36,811

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2020 and December 31, 2019. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$387,676	$—	$—	$387,676	$387,676
Held-to-maturity securities	—	182,376	—	182,376	176,817
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	29,723
Loans held for sale	—	14,612	—	14,612	14,465
Net loans and leases held for investment	—	—	5,253,500	5,253,500	5,091,090
Servicing rights	—	—	6,404	6,404	6,279
Total assets	$387,676	$196,988	$5,259,904	$5,844,568	$5,706,050
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,655,384	$—	$—	$4,655,384	$4,655,384
Time deposits	—	567,257	—	567,257	556,219
Total deposits	4,655,384	567,257	—	5,222,641	5,211,603
Short-term borrowings	—	17,681	—	17,681	17,681
Long-term debt	—	209,494	—	209,494	205,010
Subordinated notes	—	199,473	—	199,473	193,413
Total liabilities	$4,655,384	$993,905	$—	$5,649,289	$5,627,707

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$125,128	$—	$—	$125,128	$125,128
Held-to-maturity securities	—	194,886	—	194,886	192,052
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,254
Loans held for sale	—	5,560	—	5,560	5,504
Net loans and leases held for investment	—	—	4,309,208	4,309,208	4,314,893
Servicing rights	—	—	9,340	9,340	6,626
Total assets	$125,128	$200,446	$4,318,548	$4,644,122	$4,672,457
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,754,065	$—	$—	$3,754,065	$3,754,065
Time deposits	—	609,387	—	609,387	606,010
Total deposits	3,754,065	609,387	—	4,363,452	4,360,075
Short-term borrowings	—	18,680	—	18,680	18,680
Long-term debt	—	151,343	—	151,343	150,098
Subordinated notes	—	96,663	—	96,663	94,818
Total liabilities	$3,754,065	$876,073	$—	$4,630,138	$4,623,671

The following valuation methods and assumptions were used by the Corporation in estimating the fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed:

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2020, individually analyzed loans held for investment had a carrying amount of $29.8 million with a valuation allowance of $1.1 million. At December 31, 2019, impaired loans held for investment had a carrying amount of $38.1 million with a valuation allowance of $2.1 million. The Corporation had no individually analyzed leases at September 30, 2020. The Corporation had impaired leases of $277 thousand with no reserve at December 31, 2019.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2020, servicing rights had a net carrying amount of $6.3 million which included a valuation allowance of $206 thousand. At December 31, 2019, servicing rights carrying amount of $6.6 million with no valuation allowance.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2020, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported at the lower of the original cost or the current fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis if an agreement of sale does not exist. During the nine months ended September 30, 2020, one property was transferred to OREO with a carrying balance of $8.1 million, one property had a write-down totaling $300 thousand, and one property sold with total proceeds of $75 thousand for a net gain of $4 thousand. At September 30, 2020 and December 31, 2019, OREO had a carrying amount of $8.3 million and $540 thousand, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 13. Segment Reporting

At September 30, 2020, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated below.

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers trust and investment advisory services, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisory managing private investment accounts for both individuals and institutions.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2020	At December 31, 2019	At September 30, 2019
Banking	$6,277,894	$5,282,505	$5,256,435
Wealth Management	47,550	44,591	43,305
Insurance	35,168	34,291	33,239
Other	22,219	19,537	20,632
Consolidated assets	$6,382,831	$5,380,924	$5,353,611
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$50,603	$1	$—	$8	$50,612
Interest expense	4,867	—	—	1,891	6,758
Net interest income	45,736	1	—	(1,883)	43,854
Provision for credit losses	3,935	—	—	—	3,935
Noninterest income	11,919	5,963	3,924	(1)	21,805
Noninterest expense	31,304	3,845	2,974	404	38,527
Intersegment (revenue) expense*	(296)	168	128	—	—
Income (expense) before income taxes	22,712	1,951	822	(2,288)	23,197
Income tax expense	4,367	396	171	144	5,078
Net income (loss)	$18,345	$1,555	$651	$(2,432)	$18,119
Capital expenditures	$646	$15	$14	$8	$683

	Three Months Ended
	September 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$54,280	$12	$—	$8	$54,300
Interest expense	10,394	—	—	1,261	11,655
Net interest income	43,886	12	—	(1,253)	42,645
Provision for credit losses	1,533	—	—	—	1,533
Noninterest income	6,491	6,049	4,039	20	16,599
Noninterest expense	29,205	3,860	3,056	146	36,267
Intersegment (revenue) expense*	(307)	177	130	—	—
Income (expense) before income taxes	19,946	2,024	853	(1,379)	21,444
Income tax expense (benefit)	3,719	391	72	(400)	3,782
Net income (loss)	$16,227	$1,633	$781	$(979)	$17,662
Capital expenditures	$52	$5	$24	$134	$215

	Nine Months Ended
	September 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$152,578	$8	$—	$25	$152,611
Interest expense	18,399	—	—	4,372	22,771
Net interest income	134,179	8	—	(4,347)	129,840
Provision for credit losses	49,515	—	—	—	49,515
Noninterest income	27,755	17,654	13,020	(240)	58,189
Noninterest expense	91,097	11,752	9,095	1,320	113,264
Intersegment (revenue) expense*	(852)	466	386	—	—
Income (expense) before income taxes	22,174	5,444	3,539	(5,907)	25,250
Income tax expense (benefit)	2,944	1,109	749	(594)	4,208
Net income (loss)	$19,230	$4,335	$2,790	$(5,313)	$21,042
Capital expenditures	$2,291	$21	$23	$28	$2,363

	Nine Months Ended
	September 30, 2019
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$160,667	$33	$—	$24	$160,724
Interest expense	30,138	—	—	3,783	33,921
Net interest income	130,529	33	—	(3,759)	126,803
Provision for credit losses	6,286	—	—	—	6,286
Noninterest income	17,476	17,924	13,537	315	49,252
Noninterest expense	85,556	11,652	9,421	1,981	108,610
Intersegment (revenue) expense*	(901)	504	397	—	—
Income (expense) before income taxes	57,064	5,801	3,719	(5,425)	61,159
Income tax expense (benefit)	10,499	1,115	334	(998)	10,950
Net income (loss)	$46,565	$4,686	$3,385	$(4,427)	$50,209
Capital expenditures	$1,187	$80	$88	$292	$1,647

*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 14. Leases
The following table provides information with respect to the Corporation's operating leases:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$969	$948	$2,883	$2,842
Short-term lease cost	3	—	9	—
Variable lease cost	1	—	4	—
Total lease cost	$973	$948	$2,896	$2,842
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$930	$897	2,762	2,636

	At September 30, 2020	At December 31, 2019
Weighted-average remaining lease term in years	14.2	15.2
Weighted-average discount rate	4.17%	4.24%

At September 30, 2020, maturities of lease liabilities are as follows:

Maturity of Lease Liabilities	(Dollars in thousands)	Amount
Remainder of 2020		$941
2021		3,838
2022		3,833
2023		3,782
2024		3,653
Thereafter		35,233
Total lease payments		51,280
Less: imputed interest		(13,389)
Present value of lease liabilities		$37,891

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

Note 16. Subsequent Event

On October 19, 2020, the Corporation announced Univest Bank and Trust Co.’s plan to optimize its financial service center footprint with the consolidation or relocation of eight locations. The plan is being executed in two phases with the first being completed on January 29, 2021 and the second being completed on June 30, 2021. The pre-tax expense associated with this plan are estimated to be $1.7 million, which will primarily be recognized in the fourth quarter of 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in tables are in thousands, except per share data. “BP” equates to “basis points”; "NM" equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain prior period amounts have been reclassified to conform to the current-year presentation.)

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
•Changes in the level and direction of loan delinquencies, classified and criticized loans and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
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

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. While jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are also subject to the following risks, uncertainties and assumptions:

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

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation had identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses, loans and leases, as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2019 Annual Report on Form 10-K. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 326, which changed the methodology under which management calculates its reserve for loans and leases, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses, in accordance with ASC 326, to be a critical accounting policy.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net income	$18,119	$17,662	$457	2.6%	$21,042	$50,209	$(29,167)	(58.1%)
Net income per share:
Basic	$0.62	$0.60	$0.02	3.3	$0.72	$1.71	$(0.99)	(57.9)
Diluted	0.62	0.60	0.02	3.3	0.72	1.71	(0.99)	(57.9)
Return on average assets	1.15%	1.32%	(17 BP)	(12.9)	0.48%	1.30%	(82 BP)	(63.1)
Return on average equity	10.89%	10.62%	27 BP	2.5	4.22%	10.40%	(618 BP)	(59.4)

The Corporation reported net income of $18.1 million, or $0.62 diluted earnings per share, for the three months ended September 30, 2020, compared to net income of $17.7 million, or $0.60 diluted earnings per share, for the three months ended September 30, 2019. Net income for the nine months ended September 30, 2020 was $21.0 million, or $0.72 diluted earnings per share, compared to net income of $50.2 million, or $1.71 diluted earnings per share, for the nine months ended September 30, 2019.

The Corporation adopted CECL effective January 1, 2020, as discussed in Note 1. Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements. Upon adoption, the allowance for credit losses on loans and leases increased by $12.9 million, the allowance for credit losses on investments increased by $300 thousand, and the reserve for unfunded commitments increased by $1.1 million, which, in the aggregate, resulted in an after-tax retained earnings adjustment of $11.3 million.

During the three months ended September 30, 2020, the Corporation recorded a provision for credit losses of $3.9 million, of which $5.6 million provision was related to loans and leases, ($163) thousand was a reversal of provision related to investment securities and ($1.5) million was a reversal of provision related to unfunded commitments. Included within the $3.9 million in provision for credit losses was $280 thousand (after-tax charge of $221 thousand), or $0.01 diluted earnings per share, which was attributable to changes in economic assumptions within the Corporation’s CECL model, which were predominately driven by COVID-19. During the nine months ended September 30, 2020, the Corporation recorded CECL related charges of $49.5 million, of which $40.5 million (after-tax charge of $32.0 million), or $1.10 diluted earnings per share, was attributable to changes in economic assumptions within the CECL model. The provision for loan and lease losses for the three and nine months ended September 30, 2019 was $1.5 million and $6.3 million, respectively.

The Corporation originated approximately 2,570 loans totaling approximately $511 million through the PPP, which was enacted as a component of the CARES Act that was signed into law on March 27, 2020. Through this program, the Corporation recorded income of $4.7 million within interest income related to these loans, in addition to recording incremental capitalized compensation of $1.3 million related to the origination of PPP loans. As of September 30, 2020, the Corporation had $9.5 million of net deferred fees on our balance sheet related to these loans.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2020 and 2019. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and nine months ended September 30, 2020 versus 2019

Net interest income on a tax-equivalent basis for the three months ended September 30, 2020 was $44.5 million, an increase of $1.2 million, or 2.7%, compared to the three months ended September 30, 2019. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2020 was $131.7 million, an increase of $3.0 million, or 2.3%, compared to the same period in 2019. The increase in tax-equivalent net interest income for the three and nine months ended September 30, 2020 compared to same period in the prior year was primarily due to lower deposit and borrowing costs and growth in loans partially offset by a decrease in yield on loans.

The net interest margin, on a tax-equivalent basis, was 3.02% and 3.21% for the three and nine months ended September 30, 2020, respectively, compared to 3.52% and 3.64% for the three and nine months ended September 30, 2019, respectively. Excess liquidity reduced the net interest margin by approximately 18 and 14 basis points for the three and nine months ended September 30, 2020, respectively, compared to 13 and seven basis points for the three and nine months ended September 30, 2019, respectively. This excess liquidity was primarily driven by strong deposit balance growth over the last year. PPP loans reduced net interest margin by ten and seven basis points for the three and nine months ended September 30, 2020, respectively. Excluding the impact of excess liquidity and the impact of PPP loans, the net interest margin, on a tax-equivalent basis, was 3.30% and 3.42% for the three and nine months ended September 30, 2020, respectively, compared to 3.65% and 3.70% for the three and nine months ended September 30, 2019, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$368,181	$100	0.11%	$213,623	$1,178	2.19%
U.S. government obligations	6,998	36	2.05	14,154	62	1.74
Obligations of states and political subdivisions	18,004	167	3.69	42,465	316	2.95
Other debt and equity securities	360,219	1,610	1.78	403,480	2,519	2.48
Federal Home Loan Bank, Federal Reserve Bank and other stock	28,651	419	5.82	30,857	519	6.67
Total interest-earning deposits, investments and other interest-earning assets	782,053	2,332	1.19	704,579	4,594	2.59
Commercial, financial and agricultural loans	807,376	7,330	3.61	800,006	9,952	4.94
Paycheck Protection Program loans	500,549	2,811	2.23	—	—	—
Real estate—commercial and construction loans	2,358,971	23,547	3.97	1,966,593	23,439	4.73
Real estate—residential loans	1,009,407	10,380	4.09	956,224	11,570	4.80
Loans to individuals	28,663	309	4.29	31,504	490	6.17
Municipal loans and leases	267,364	2,839	4.22	333,734	3,413	4.06
Lease financings	97,707	1,662	6.77	82,424	1,482	7.13
Gross loans and leases	5,070,037	48,878	3.84	4,170,485	50,346	4.79
Total interest-earning assets	5,852,090	51,210	3.48	4,875,064	54,940	4.47
Cash and due from banks	56,715			53,019
Allowance for credit losses, loans and leases	(87,046)			(33,152)
Premises and equipment, net	55,755			57,881
Operating lease right-of-use assets	33,875			35,238
Other assets	354,216			329,817
Total assets	$6,265,605			$5,317,867
Liabilities:
Interest-bearing checking deposits	$725,580	$468	0.26	$497,185	$678	0.54
Money market savings	1,116,628	897	0.32	1,004,806	4,112	1.62
Regular savings	901,716	449	0.20	805,632	963	0.47
Time deposits	525,656	2,214	1.68	715,520	3,681	2.04
Total time and interest-bearing deposits	3,269,580	4,028	0.49	3,023,143	9,434	1.24
Short-term borrowings	130,359	97	0.30	32,375	94	1.15
Long-term debt	208,776	742	1.41	167,338	866	2.05
Subordinated notes	155,945	1,891	4.82	94,724	1,261	5.28
Total borrowings	495,080	2,730	2.19	294,437	2,221	2.99
Total interest-bearing liabilities	3,764,660	6,758	0.71	3,317,580	11,655	1.39
Noninterest-bearing deposits	1,760,818			1,265,027
Operating lease liabilities	37,170			38,364
Accrued expenses and other liabilities	41,010			37,373
Total liabilities	5,603,658			4,658,344
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	296,272			294,138
Retained earnings and other equity	207,891			207,601
Total shareholders’ equity	661,947			659,523
Total liabilities and shareholders’ equity	$6,265,605			$5,317,867
Net interest income		$44,452			$43,285
Net interest spread			2.77			3.08
Effect of net interest-free funding sources			0.25			0.44
Net interest margin			3.02%			3.52%
Ratio of average interest-earning assets to average interest-bearing liabilities	155.45%			146.95%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2020 and 2019 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$267,023	$492	0.25%	$120,231	$2,016	2.24%
U.S. government obligations	7,176	109	2.03	17,148	217	1.69
Obligations of states and political subdivisions	26,019	696	3.57	55,220	1,369	3.31
Other debt and equity securities	379,729	6,460	2.27	394,834	7,722	2.61
Federal Home Loan Bank, Federal Reserve Bank and other stock	29,689	1,308	5.88	31,713	1,640	6.91
Total interest-earning deposits, investments and other interest-earning assets	709,636	9,065	1.71	619,146	12,964	2.80
Commercial, financial and agricultural loans	815,178	23,291	3.82	810,321	31,299	5.16
Paycheck Protection Program loans	291,173	4,939	2.27	—	—	—
Real estate—commercial and construction loans	2,244,143	70,574	4.20	1,900,901	68,108	4.79
Real estate—residential loans	1,001,904	31,702	4.23	945,477	34,465	4.87
Loans to individuals	29,251	1,043	4.76	31,985	1,518	6.35
Municipal loans and leases	291,845	9,081	4.16	333,816	9,939	3.98
Lease financings	92,780	4,808	6.92	81,698	4,376	7.16
Gross loans and leases	4,766,274	145,438	4.08	4,104,198	149,705	4.88
Total interest-earning assets	5,475,910	154,503	3.77	4,723,344	162,669	4.60
Cash and due from banks	51,544			48,231
Allowance for credit losses, loans and leases	(66,977)			(31,714)
Premises and equipment, net	55,967			58,640
Operating lease right-of-use assets	34,278			36,056
Other assets	342,196			330,782
Total assets	$5,892,918			$5,165,339
Liabilities:
Interest-bearing checking deposits	$642,935	$1,636	0.34	$477,848	$1,849	0.52
Money market savings	1,079,279	4,653	0.58	968,894	12,094	1.67
Regular savings	863,772	1,716	0.27	804,457	2,790	0.46
Time deposits	568,517	7,801	1.83	686,794	10,015	1.95
Total time and interest-bearing deposits	3,154,503	15,806	0.67	2,937,993	26,748	1.22
Short-term borrowings	110,689	325	0.39	65,804	949	1.93
Long-term debt	196,053	2,268	1.55	157,484	2,441	2.07
Subordinated notes	115,376	4,372	5.06	94,664	3,783	5.34
Total borrowings	422,118	6,965	2.20	317,952	7,173	3.02
Total interest-bearing liabilities	3,576,621	22,771	0.85	3,255,945	33,921	1.39
Noninterest-bearing deposits	1,571,629			1,184,909
Operating lease liabilities	37,538			39,103
Accrued expenses and other liabilities	41,691			39,735
Total liabilities	5,227,479			4,519,692
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	295,759			293,465
Retained earnings and other equity	211,896			194,398
Total shareholders’ equity	665,439			645,647
Total liabilities and shareholders’ equity	$5,892,918			$5,165,339
Net interest income		$131,732			$128,748
Net interest spread			2.92			3.21
Effect of net interest-free funding sources			0.29			0.43
Net interest margin			3.21%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities	153.10%			145.07%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2020 and 2019 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2020 Versus 2019			September 30, 2020 Versus 2019
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$502	$(1,580)	$(1,078)	$1,190	$(2,714)	$(1,524)
U.S. government obligations	(35)	9	(26)	(145)	37	(108)
Obligations of states and political subdivisions	(214)	65	(149)	(773)	100	(673)
Other debt and equity securities	(250)	(659)	(909)	(287)	(975)	(1,262)
Federal Home Loan Bank, Federal Reserve Bank and other stock	(36)	(64)	(100)	(100)	(232)	(332)
Interest on deposits, investments and other earning assets	(33)	(2,229)	(2,262)	(115)	(3,784)	(3,899)
Commercial, financial and agricultural loans	91	(2,713)	(2,622)	186	(8,194)	(8,008)
Paycheck Protection Program loans	2,811	—	2,811	4,939	—	4,939
Real estate—commercial and construction loans	4,228	(4,120)	108	11,444	(8,978)	2,466
Real estate—residential loans	609	(1,799)	(1,190)	1,965	(4,728)	(2,763)
Loans to individuals	(41)	(140)	(181)	(121)	(354)	(475)
Municipal loans and leases	(704)	130	(574)	(1,292)	434	(858)
Lease financings	259	(79)	180	582	(150)	432
Interest and fees on loans and leases	7,253	(8,721)	(1,468)	17,703	(21,970)	(4,267)
Total interest income	7,220	(10,950)	(3,730)	17,588	(25,754)	(8,166)
Interest expense:
Interest-bearing checking deposits	231	(441)	(210)	537	(750)	(213)
Money market savings	409	(3,624)	(3,215)	1,243	(8,684)	(7,441)
Regular savings	100	(614)	(514)	184	(1,258)	(1,074)
Time deposits	(880)	(587)	(1,467)	(1,632)	(582)	(2,214)
Interest on time and interest-bearing deposits	(140)	(5,266)	(5,406)	332	(11,274)	(10,942)
Short-term borrowings	113	(110)	3	411	(1,035)	(624)
Long-term debt	184	(308)	(124)	520	(693)	(173)
Subordinated notes	749	(119)	630	795	(206)	589
Interest on borrowings	1,046	(537)	509	1,726	(1,934)	(208)
Total interest expense	906	(5,803)	(4,897)	2,058	(13,208)	(11,150)
Net interest income	$6,314	$(5,147)	$1,167	$15,530	$(12,546)	$2,984

Interest Income

Three and nine months ended September 30, 2020 versus 2019

Interest income on a tax-equivalent basis for the three months ended September 30, 2020 was $51.2 million, a decrease of $3.7 million, or 6.8%, from the same period in the prior year. Interest income on a tax-equivalent basis for the nine months ended September 30, 2020 was $154.5 million, a decrease of $8.2 million, or 5.0%, from the same period in 2019. The decrease in interest income for the three and nine months ended September 30, 2020 was primarily due to the Federal Reserve interest rate reductions of 75 basis points in the third and fourth quarters of 2019 and 150 basis points in the first quarter of 2020, offset by increases in average gross loans and leases held for investment.

Interest Expense

Three and nine months ended September 30, 2020 versus 2019

Interest expense for the three months ended September 30, 2020 was $6.8 million, a decrease of $4.9 million, or 42.0%, from the same period in 2019. Interest expense for the nine months ended September 30, 2020 was $22.8 million, a decrease of $11.2 million, or 32.9%, from the same period in the prior year. Interest expense decreased for the three and nine months ended September 30, 2020 primarily due to the Federal Reserve interest rate decreases in 2019 and 2020, partially offset by growth in average interest-bearing liabilities of $447.1 million and $320.7 million, during the three and nine months ended September 30, 2020, respectively.

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2020 was $3.9 million compared to $1.5 million for the same period in the prior year. Net loan and lease recoveries for the three months ended September 30, 2020 were $35 thousand compared to net loan and lease charge-offs of $468 thousand for the same period in the prior year. The provision for credit losses for the nine months ended September 30, 2020 was $49.5 million compared to $6.3 million for the same period in the prior year. Net loan and lease charge-offs for the nine months ended September 30, 2020 were $4.0 million compared to $2.0 million for the same period in the prior year. Refer to the Executive Overview for discussion of the drivers of provision expense for the three and nine months ended September 30, 2020 and 2019. Refer to Asset Quality for discussion of the drivers for the increase in charge-offs for the three and nine months ended September 30, 2020 and 2019.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Trust fee income	$1,915	$1,973	$(58)	(2.9%)	$5,729	$5,914	$(185)	(3.1%)
Service charges on deposit accounts	1,187	1,513	(326)	(21.5)	3,474	4,395	(921)	(21.0)
Investment advisory commission and fee income	4,005	4,032	(27)	(0.7)	11,800	11,876	(76)	(0.6)
Insurance commission and fee income	3,776	3,877	(101)	(2.6)	12,575	12,962	(387)	(3.0)
Other service fee income	2,093	2,255	(162)	(7.2)	5,451	7,112	(1,661)	(23.4)
Bank owned life insurance income	741	743	(2)	(0.3)	2,207	2,438	(231)	(9.5)
Net gain on sales of investment securities	57	33	24	72.7	817	41	776	NM
Net gain on mortgage banking activities	5,860	1,629	4,231	NM	12,119	2,908	9,211	NM
Other income	2,171	544	1,627	NM	4,017	1,606	2,411	NM
Total noninterest income	$21,805	$16,599	$5,206	31.4%	$58,189	$49,252	$8,937	18.1%
Three and nine months ended September 30, 2020 versus 2019

Noninterest income for the three months ended September 30, 2020 was $21.8 million, an increase of $5.2 million, or 31.4%, from the three months ended September 30, 2019. Noninterest income for the nine months ended September 30, 2020 was $58.2 million, an increase of $8.9 million, or 18.1%, from the nine months ended September 30, 2019.

The net gain on mortgage banking activities increased $4.2 million, or 259.7%, for the three months ended September 30, 2020 and $9.2 million, or 316.7%, for the nine months ended September 30, 2020, due to an increase in volume and an expansion of margins. Net gain on sales of investment securities increased $776 thousand for the nine months ended September 30, 2020 from the comparable period in the prior year primarily due to a $652 thousand gain on the sale of $58.3 million of agency backed mortgage backed securities in the first quarter of 2020.

Other income increased $1.6 million, or 299.1%, for the three months ended September 30, 2020 and $2.4 million, or 150.1%, for the nine months ended September 30, 2020 from the comparable periods in the prior year. Fees on risk participation agreements for interest rate swaps increased $2.2 million for the three months ended September 30, 2020 and $3.4 million for the nine months ended September 30, 2020 from the comparable periods in the prior year, driven by increased customer activity due to the current rate environment. Net gains or losses related to valuations and sales of other real estate owned decreased $323 thousand for the three months ended September 30, 2020 and $268 thousand for the nine months ended September 30, 2020 from the comparable periods in the prior year, primarily due to a $300 thousand valuation adjustment on other real estate owned for a property that is under agreement of sale and is expected to be sold in the fourth quarter of 2020. Gain on sale of small business administration (SBA) loans decreased $52 thousand for the three months ended September 30, 2020 and $346 thousand for the nine months ended September 30, 2020 from the comparable periods in the prior year due to decreased SBA loan sale activity. Equity securities measured at fair value decreased $21 thousand for the three months ended September 30, 2020 and $333 thousand for the nine months ended September 30, 2020.

Service charges on deposit accounts decreased $326 thousand, or 21.5%, for the three months ended September 30, 2020 and $921 thousand, or 21.0%, for the nine months ended September 30, 2020 from the comparable periods in the prior year primarily due to the waiving of certain deposit service charges for customers in response to COVID-19 during the second quarter of 2020 and a decline in customer activity in the third quarter of 2020.

Other service fee income decreased $1.7 million, or 23.4%, for the nine months ended September 30, 2020 from the comparable period in the prior year. Mortgage servicing right amortization increased $1.1 million for the nine months ended September 30, 2020 from the comparable period in the prior year driven by the decline in interest rates and their impact on prepayment activity. Additionally, valuation allowance adjustments of $206 thousand during the nine months ended September 30, 2020 were recorded against mortgage servicing right assets due to declines in fair value. Interchange income decreased

$320 thousand for the nine months ended September 30, 2020 from the comparable period in the prior year due to decreased customer transaction activity.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries, benefits and commissions	$24,059	$22,758	$1,301	5.7%	$69,595	$66,356	$3,239	4.9%
Net occupancy	2,609	2,475	134	5.4	7,661	7,687	(26)	(0.3)
Equipment	972	1,088	(116)	(10.7)	2,890	3,143	(253)	(8.0)
Data processing	2,862	2,624	238	9.1	8,372	7,765	607	7.8
Professional fees	1,321	1,517	(196)	(12.9)	3,902	4,088	(186)	(4.5)
Marketing and advertising	463	558	(95)	(17.0)	1,400	1,884	(484)	(25.7)
Deposit insurance premiums	707	(444)	1,151	NM	1,826	438	1,388	NM
Intangible expenses	283	378	(95)	(25.1)	934	1,221	(287)	(23.5)
Other expense	5,251	5,313	(62)	(1.2)	16,684	16,028	656	4.1
Total noninterest expense	$38,527	$36,267	$2,260	6.2%	$113,264	$108,610	$4,654	4.3%
Three and nine months ended September 30, 2020 versus 2019

Noninterest expense for the three months ended September 30, 2020 was $38.5 million, an increase of $2.3 million, or 6.2%, from the three months ended September 30, 2019. Noninterest expense for the nine months ended September 30, 2020 was $113.3 million, an increase of $4.7 million, or 4.3%, from the nine months ended September 30, 2019.

Salaries, benefits and commissions increased $1.3 million, or 5.7%, for the three months ended September 30, 2020 and increased $3.2 million, or 4.9%, for the nine months ended September 30, 2020 from the comparable periods in the prior year. The increase for the three and nine months ended September 30, 2020 was attributable to additional staff hired, primarily during 2019, to support revenue generation across all business lines, expansion of our commercial lending groups in the first and second quarters of 2019, annual merit increases and increased variable compensation due to strong mortgage banking activity. Deposit insurance premiums increased $1.2 million, or 259.2%, for the three months ended September 30, 2020 and increased $1.4 million, or 316.9%, for the nine months ended September 30, 2020 from the comparable periods in the prior year primarily due to an FDIC small bank assessment credit of $988 thousand, which was recognized during the third quarter of 2019 and an increased assessment base for 2020 due to asset growth.

Tax Provision

The provision for income taxes for the three months ended September 30, 2020 and 2019 was $5.1 million and $3.8 million, respectively, at effective tax rates of 21.9% and 17.6%, respectively. The provision for income taxes for the nine months ended September 30, 2020 and 2019 was $4.2 million and $11.0 million, respectively, at effective tax rates of 16.7% and 17.9%, respectively. The effective tax rate of 16.7% for the nine months ended September 30, 2020, was calculated using the annual effective tax rate methodology and reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. The calculation of the effective tax rate for income taxes for the six months ended June 30, 2020 was based on the actual effective tax rate for the year-to-date period, given the uncertainty of the impact of COVID-19 and its potential impact on the Corporation's estimate of the annual effective tax rate.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At September 30, 2020	At December 31, 2019	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$387,676	$125,128	$262,548	NM
Investment securities, net of allowance for credit losses	368,830	441,599	(72,769)	(16.5)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,723	28,254	1,469	5.2
Loans held for sale	14,465	5,504	8,961	NM
Loans and leases held for investment	5,211,856	4,386,836	825,020	18.8
Allowance for credit losses, loans and leases	(91,870)	(35,331)	(56,539)	NM
Premises and equipment, net	55,410	56,676	(1,266)	(2.2)
Operating lease right-of-use assets	34,573	34,418	155	0.5
Goodwill and other intangibles, net	181,574	182,843	(1,269)	(0.7)
Bank owned life insurance	116,985	114,778	2,207	1.9
Accrued interest receivable and other assets	73,609	40,219	33,390	83.0
Total assets	$6,382,831	$5,380,924	$1,001,907	18.6%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $262.5 million, or 209.8%, from December 31, 2019, primarily due to increased interest earning deposits at the Federal Reserve Bank of $247.5 million.

Investment Securities

Total investments securities at September 30, 2020 decreased $72.8 million from December 31, 2019. Sales of $76.1 million, maturities and pay-downs of $75.5 million, calls of $25.3 million, a provision for credit losses of $693 thousand and net amortization of purchased premiums and discounts of $1.9 million were partially offset by purchases of $103.4 million and increases in the fair value of available-for-sale investment securities of $2.8 million.

Loans and Leases

Gross loans and leases held for investment increased $825.0 million, or 18.8%, from December 31, 2019. The growth in gross loans and leases held for investment was due to PPP loans outstanding of $501.6 million, and increases in commercial real estate loans partially offset by a decrease in commercial loans.

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

At September 30, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $30.1 million and had a related allowance for credit losses on loans and leases of $1.1 million. At December 31, 2019, loans and leases that were considered to be impaired was $38.4 million. The related reserve for loan losses was $2.1 million. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits. During the first quarter of 2020, three residential real estate loans totaling $710 thousand and two home equity loans totaling $741 thousand were returned to accruing status as these loans have maintained a period of repayment performance in accordance with the Corporation's policy. The second quarter of 2020 included a charge-off of $2.7 million and provision for credit losses of $1.3 million related to one commercial real estate loan, which was transferred from nonaccrual loans to other real estate owned. As of September 30, 2020, the property was carried at $8.1 million in other real estate owned. The property is under an agreement of sale and is expected to be sold during the fourth quarter of 2020. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Other real estate owned was $8.3 million and $516 thousand at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, other real estate owned increased $8.1 million related to the commercial real estate loan discussed above. This increase was offset by a $300 thousand write-down on one property based on an agreement of sale that is expected to be sold in the fourth quarter of 2020. In addition, a residential real estate property with a carrying value of $71 thousand was sold for a gain of $4 thousand.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for investment:
Commercial, financial and agricultural	$3,809	$3,442
Real estate—commercial	20,464	27,928
Real estate—construction	—	257
Real estate—residential	5,494	6,445
Lease financings	252	506
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	30,019	38,578
Accruing troubled debt restructured loans and lease modifications not included in the above	53	54
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	27	20
Real estate—commercial	1,539	—
Real estate—residential	1,255	—
Loans to individuals	23	74
Lease financings	729	49
Total accruing loans and leases, 90 days or more past due	3,573	143
Total nonperforming loans and leases	33,645	38,775
Other real estate owned	8,270	516
Total nonperforming assets	$41,915	$39,291
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.58%	0.88%
Nonperforming loans and leases / loans and leases held for investment	0.65%	0.88%
Nonperforming assets / total assets	0.66%	0.73%

Allowance for credit losses, loans and leases	$91,870	$35,331
Allowance for credit losses, loans and leases / loans and leases held for investment	1.76%	0.81%
Allowance for credit losses, loans and leases / nonaccrual loans and leases held for investment	306.04%	91.58%
Allowance for credit losses, loans and leases / nonperforming loans and leases held for investment	273.06%	91.12%

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$14,206	$13,817

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$30,019	$38,578
Nonaccrual loans and leases with partial charge-offs	3,435	1,966
Life-to-date partial charge-offs on nonaccrual loans and leases	1,958	1,320
Specific reserves on individually analyzed loans	1,092	2,108
The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. As of October 16, 2020, there were approximately 165 loan and lease modifications outstanding with principal balances totaling $191.0 million. As of June 30, 2020, there were approximately 1,420 loan and lease modifications outstanding with principal balances totaling $720.1 million.

Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, PPP loans segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of September 30, 2020:

(Dollars in thousands)	As of September 30, 2020				As of October 16, 2020
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	PPP $ (1)	% of Portfolio with PPP Loans (2)	$ Balance of Modified Loans (3)	Modified Loans as a % of Portfolio (3) (4)
CRE - Retail	$295,654	7.6%	$239	—%	$45,121	15.3%
Animal Production	252,752	6.5	706	2.0	135	0.1
CRE - Office	240,521	6.2	—	—	1,702	0.7
CRE - 1-4 Family Residential Investment	237,378	6.1	1,282	0.2	212	0.1
CRE - Multi-family	204,488	5.3	—	—	1,281	0.6
Real Estate Lenders, Secondary Market Financing	189,743	4.9	4,318	27.8	—	—
Hotels & Motels (Accommodation)	175,894	4.5	2,407	49.6	56,288	32.0
Nursing and Residential Care Facilities	160,238	4.1	7,935	26.4	—	—
CRE - Industrial / Warehouse	158,356	4.1	139	3.8	—	—
CRE - Mixed-Use - Residential	111,613	2.9	—	—	15,440	13.8
Specialty Trade Contractors	111,201	2.9	67,508	14.3	—	—
Professional, Scientific, and Technical Services	93,463	2.4	70,163	29.4	63	0.1
CRE - Medical Office	88,557	2.3	—	—	9,864	11.1
Homebuilding (tract developers, remodelers)	85,177	2.2	15,049	5.2	—	—
Education	77,676	2.0	15,577	26.7	1,071	1.4
Merchant Wholesalers, Durable Goods	73,251	1.9	20,726	22.9	—	—
Fabricated Metal Product Manufacturing	65,549	1.7	12,860	3.5	—	—
Crop Production	62,689	1.6	289	0.5	—	—
Motor Vehicle and Parts Dealers	61,306	1.6	11,623	2.9	—	—
Food Services and Drinking Places	59,261	1.5	15,998	25.7	1,298	2.2
Administrative and Support Services	55,217	1.4	28,943	32.9	—	—
Industries with >$50 million in outstandings	$2,859,984	73.7%	$275,762	11.1%	$132,475	4.6%
Industries with <$50 million in outstandings	$1,015,850	26.3%	$225,818	17.3%	$33,566	3.3%
Total Commercial Loans	$3,875,834	100.0%	$501,580	12.7%	$166,041	4.3%

Consumer Loans and Lease Financings	Total Outstanding Balance		PPP $ (1)		$ Balance of Modified Loans (3)	Modified Loans as a % of Portfolio (3) (4)
Real Estate-Residential Secured for Personal Purpose	$474,688		—		$22,937	4.8%
Real Estate-Home Equity Secured for Personal Purpose	172,448		—		1,633	0.9
Loans to Individuals	27,771		—		184	0.7
Lease Financings	159,535		—		232	0.1
Total Consumer Loans and Lease Financings	$834,442		$—		$24,986	3.0%

Total	$4,710,276		$501,580		$191,027	4.1%
(1) Includes ($9.5) million of net deferred fees.
(2) Represents weighted average percent of the portfolio which received a PPP loan.

(3) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs as of October 16, 2020.
(4) Balance of modified loans as of October 16, 2020 as a percentage of portfolio loans at September 30, 2020.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $1.1 million and $955 thousand for the three months ended September 30, 2020 and 2019, respectively. The amortization of intangible assets was $3.3 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2020 and December 31, 2019.

The Corporation also has goodwill with a net carrying value of $172.6 million at September 30, 2020 and December 31, 2019, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2020 and 2019. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2020	At December 31, 2019	Change
			Amount	Percent
Deposits	$5,211,603	$4,360,075	$851,528	19.5%
Short-term borrowings	17,681	18,680	(999)	(5.3)
Long-term debt	205,010	150,098	54,912	36.6
Subordinated notes	193,413	94,818	98,595	NM
Operating lease liabilities	37,891	37,617	274	0.7
Accrued interest payable and other liabilities	48,126	44,514	3,612	8.1
Total liabilities	$5,713,724	$4,705,802	$1,007,922	21.4%

Deposits

Total deposits increased $851.5 million, or 19.5%, from December 31, 2019, primarily due to increases in commercial and consumer deposits.

Borrowings

Total borrowings increased $152.5 million, or 57.9%, from December 31, 2019. Long-term borrowings increased $54.9 million primarily due to an increase in long-term FHLB borrowings to fund future loan growth. Subordinated notes increased from the issuance of $100.0 million aggregate principal amount fixed-to-floating rate subordinated notes on August 5, 2020. Refer to Note 7 for further discussion on the issuance of the 2020 Notes.

Other Liabilities

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $3.0 million and $420 thousand at September 30, 2020 and December 31, 2019. Refer to the Executive Overview for discussion of the increase of $2.6 million.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2020	At December 31, 2019	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	296,599	294,999	1,600	0.5
Retained earnings	281,026	288,803	(7,777)	(2.7)
Accumulated other comprehensive loss	(19,100)	(21,730)	2,630	(12.1)
Treasury stock	(47,202)	(44,734)	(2,468)	5.5
Total shareholders’ equity	$669,107	$675,122	$(6,015)	(0.9%)

Total shareholders' equity decreased $6.0 million, or 0.9%, from December 31, 2019. Retained earnings at September 30, 2020 decreased by $7.8 million primarily due to a $11.3 million decrease upon adoption of CECL and a $17.5 million decrease due to cash dividends declared, partially offset by net income of $21.0 million for the nine months ended September 30, 2020. Accumulated other comprehensive loss decreased by $2.6 million mainly attributable to increases in the fair value of available-for-sale investment securities of $2.2 million, net of tax. Treasury stock increased $2.5 million from December 31, 2019 primarily related to repurchases of $4.4 million of stock offset by $2.0 million of stock issued under dividend reinvestment and employee stock purchase plans.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $22.7 million and $19.9 million for the three months ended September 30, 2020 and 2019, respectively and pre-tax income of $22.2 million and $57.1 million for the nine months ended September 30, 2020 and 2019, respectively. See the section of this MD&A under the headings “Net Interest Income", “Interest Income”, “Interest Expense”, and “Provision for Credit Losses” for a discussion of the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.0 million for the three months ended September 30, 2020 and 2019, and $5.4 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively. Noninterest income was $6.0 million for the three months ended September 30, 2020 and 2019, and $17.7 million and $17.9 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in noninterest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decline in the value of assets under management and supervision, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $3.6 billion as of September 30, 2020 and 2019, $3.6 billion and $3.7 billion as of June 30, 2020 and 2019, respectively, and $3.8 billion as of December 31, 2019. The decrease in assets under management and supervision of $44.1 million for the period from December 31, 2019 to September 30, 2020 was primarily due to the general downturn in the equity markets driven by the impact of COVID-19.

The Insurance segment reported pre-tax income of $822 thousand and $853 thousand for the three months ended September 30, 2020 and 2019, respectively, and $3.5 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. Noninterest income was $3.9 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively, and $13.0 million and $13.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in pre-tax income and noninterest income for the nine months ended September 30, 2020 was primarily due to a decrease in contingent commission income, which was $1.4 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at September 30, 2020.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of September 30, 2020 and December 31, 2019 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$786,638	15.35%	$409,867	8.00%	$512,334	10.00%
Bank	608,871	11.94	408,080	8.00	510,100	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	539,115	10.52	307,400	6.00	409,867	8.00
Bank	545,037	10.68	306,060	6.00	408,080	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	539,115	10.52	230,550	4.50	333,017	6.50
Bank	545,037	10.68	229,545	4.50	331,565	6.50
Tier 1 Capital (to Average Assets):
Corporation	539,115	8.97	240,383	4.00	300,478	5.00
Bank	545,037	9.10	239,674	4.00	299,592	5.00
At December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$655,010	13.78%	$380,276	8.00%	$475,344	10.00%
Bank	552,142	11.66	378,724	8.00	473,405	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	285,207	6.00	380,276	8.00
Bank	516,087	10.90	284,043	6.00	378,724	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	213,905	4.50	308,974	6.50
Bank	516,087	10.90	213,032	4.50	307,713	6.50
Tier 1 Capital (to Average Assets):
Corporation	524,137	10.02	209,330	4.00	261,663	5.00
Bank	516,087	9.90	208,589	4.00	260,737	5.00
At September 30, 2020 and December 31, 2019, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At September 30, 2020, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

Effective January 1, 2020, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2020	—	$—	—	679,174
August 1 – 31, 2020	—	—	—	679,174
September 1 – 30, 2020	—	—	—	679,174
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise non-qualified stock options. Shares withheld to pay income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Share repurchased pursuant to these plans during the three months ended September 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2020	—	$—
August 1 – 31, 2020	—	—
September 1 – 30, 2020	—	—
Total	—	$—

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

Exhibit 4.1
Indenture, dated August 5, 2020, between Univest Financial Corporation and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on August 5, 2020.

Exhibit 4.2
First Supplemental Indenture, dated August 5, 2020, between Univest Financial Corporation and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on August 5, 2020.

	Exhibit 4.3	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (included in Exhibit 4.2).

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

	Exhibit 101	The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: November 2, 2020	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2020	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)