Form 10-K
period 2020-12-31
UNIVEST FINANCIAL Corp
filed 2021-02-26
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $462,333,150 as of June 30, 2020 based on the June 30, 2020 closing price of the Registrant's Common Stock of $16.14 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,317,550
(Title of Class)	(Number of shares outstanding at February 12, 2021)

DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 28, 2021.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. The words "believe," "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Certain of these risks, uncertainties and assumptions are set forth below as well as the risk factors described in Item 1A. "Risk Factors":

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
•Competition for loans and deposits;
•System failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers;
•The failure to maintain current technologies and to successfully implement future information technology enhancements;
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
•If the economy is unable to remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Our allowance for credit losses on loans and leases may increase if borrowers experience financial difficulties, which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•A further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could result in a goodwill or intangible impairment charge being recorded that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•As a result of the decline in the Federal Reserve's target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
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
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and
•We face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Protection Program (PPP) and the risk that the Small Business Administration (the SBA) may not fund some or all PPP loan guaranties.

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

Item 1.     Business

General

The Corporation is a Pennsylvania corporation, organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the Bank). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation's and the Bank's headquarters are located at 14 North Main Street, Souderton, PA 18964. At December 31, 2020, the Corporation had total assets of $6.3 billion, net loans and leases of $5.2 billion, total deposits of $5.2 billion and total shareholders' equity of $692.5 million.

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

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The Corporation provides banking and financial services to customers primarily in Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York counties in Pennsylvania and Atlantic, Burlington and Cape May counties in New Jersey. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where 24 out of our 40 financial centers are located.

Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include health care and social assistance, professional and technical services, manufacturing, retail trade, finance and insurance, and educational services. Unemployment rates at December 2020 were 5.1% in Montgomery County and 5.3% in Bucks County, compared to Pennsylvania's unemployment rate of 6.4% and the federal unemployment rate of 6.7%, according to the Bureau of Labor Statistics.

As of June 30, 2020, the Corporation ranked fifth in deposit market share in Montgomery County with 13 financial centers and sixth in Bucks County with 11 financial centers, with 6.7% of total combined deposit market share in the two counties according to data provided by SNL Financial. Montgomery County's population has grown 4% to 836,000 from 2010 to 2021, and is expected to grow another 1.5% through 2026, while Bucks County's population has increased 0.6% to 629,000 during the same period, and is expected to grow 0.3% through 2026, according to SNL Financial. The median age is 42 years and 44 years in Montgomery and Bucks counties, respectively, slightly higher than the median age of 41 years in Pennsylvania and higher than the median age in the United States of 39 years. County estimates project the median age to increase over the next decade. The median yearly household income was $95,000 for Montgomery and Bucks counties during 2020 and is expected to increase 7% for Montgomery County and 10% for Bucks County through 2026, according to SNL Financial. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania of $66,000 and the United States at $68,000 for 2020.

Competition

The Corporation's service areas are characterized by intense competition for banking business among commercial banks, savings institutions and other financial institutions. In competing with other banks, savings institutions and other financial institutions, the Bank seeks to provide personalized services and local decision making through management's knowledge and awareness of its service area, customers and borrowers.

Other competitors, including credit unions, consumer finance companies, insurance companies, wealth management providers, leasing companies, financial technology companies, specialty finance companies, technology companies and mutual funds, compete with certain lending and deposit gathering services and insurance and wealth management services offered by the Bank and its operating segments.

Human Capital Resources

At December 31, 2020, we employed 896 individuals, nearly all of whom are full-time and of which approximately 59% are women. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel. As an integrated full-service financial institution, approximately 70% of our employees are employed through our banking segment, 7% through our wealth management business, 10% for our insurance business and the remaining 13% of our employees serve in a shared support function for each of our three segments. The Corporation is a community- and employee-centric organization that believes in putting our core values of tradition, integrity, excellence, community and spirituality into action while delivering an excellent customer experience. With a Mission Statement that challenges us to be a strong leader in our markets and active in our communities, being a responsible corporate citizen is at the core of how we operate.

Hiring and Promotion

The Corporation seeks to hire well-qualified employees who are also a good fit for our core values. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. We currently source candidates using various methods, including social media, third party search firms, internal referral programs and connections with local schools. Whenever possible, we seek to fill positions by promotion and transfer within the organization. During 2020, we promoted 76 employees. As of December 31, 2020, 29% of our Senior Leadership Team members were women.

Training and Development

The training and development of our employees is a priority. Annually, we invest more than $505 thousand in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology. In addition, as part of "Univest University," we provide several certification programs including a Skill Builder Certification Program, a Supervisor Certification, a Leadership Certification and an Advanced Leadership Certification. These programs include courses that address communication skills, customer service, managing conflict, alternative management styles, business ethics and emotional intelligence. During the year ended December 31, 2020, we provided approximately 7,870 training hours to our employees. Additionally, we hold quarterly employee webcasts, during which senior management presents and employees have the opportunity to ask questions.

In addition to our internal training efforts, we provide a Tuition Reimbursement Program where costs for undergraduate degree, graduate degree, and advanced intensive technical training programs from an accredited college or university are eligible for reimbursement up to $3,500 per calendar year. We also participate in a College Partnership Program in which our college partners provide a variety of discounts and services for our employees. During the year ended December 31, 2020, we reimbursed approximately $53 thousand to employees through these programs.

Safety, Health and Welfare

The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, we continued to responsibly serve the needs of our customers while prioritizing the health and safety of our employees. For the majority of 2020, we operated our financial centers as drive-through only where these capabilities existed. Additionally, we allowed for controlled and limited access to our financial centers to allow customers to access their safe deposit boxes and to serve customers at locations without drive-through capabilities. We enabled approximately 95% of our non-financial center personnel to work remotely and continue to encourage our employees to work remotely in accordance with recommendations from state authorities.

Benefits

On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time off and leave policies. We have begun to direct our benefit spend toward lower-wage earners and provide those employees with higher insurance subsidies. We also offer an Employee Assistance Program in which employees and members of their families may utilize counseling services freely and confidentially.

Retention

Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our commitment to living out our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable benefits aids in retention of our employees. During 2020, Univest was named a Top Workplace in the Delaware Valley by The Philadelphia Inquirer. This award was based on feedback provided through an employee survey administered by a third party in which 88% of our employees participated. At December 31, 2020, 15% of our current staff had been with us for 15 years or more.

Diversity and Inclusion

Univest is committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. Univest's diversity initiatives are applicable but not limited to our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of a work environment built on the premise of gender and diversity equity that encourages and enforces:

• Respectful communication and cooperation between all employees;
• Teamwork and employee participation, fostering representation of all groups and perspectives; and
• Employer and employee contributions to the communities we serve to promote a greater understanding and respect for diversity.

All employees of Univest have a responsibility to treat others with dignity and respect at all times. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. All employees are also required to complete annual diversity awareness training to enhance their knowledge to fulfill this responsibility. Our Diversity, Equity and Inclusion Committee was established to ensure that our workplace is a supportive environment with equal opportunities for everyone. The Committee reports progress on our Diversity, Equity and Inclusion Strategic Plan to the Board of Directors quarterly.

Community Involvement

Our Connecting with Community volunteer initiative is one of the pillars of our philanthropy program. In 2020, we provided our employees with eight Connecting with Community events to choose from in support of local charitable organizations. In addition to these Connecting with Community opportunities, we encourage our employees to volunteer independently so that they truly bring our community core value to life. In 2020, Univest employees volunteered 7,346 hours. In addition to being generous with their time, our employees also supported our annual fundraiser for the United Way. Through voluntary payroll deductions, Univest employees raised more than $91 thousand. They also participate in annual holiday drives to gather items such as gifts, food and personal hygiene items for local nonprofits. During 2020, the Corporation contributed $1.9 million to nonprofit organizations to provide financial support to the communities it serves.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2019. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation's Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

Capital Rules

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The risk-based capital standards applicable to the Corporation and the Bank are based on the current ~~st~~andards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. Under the Basel III rules, the minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered "well capitalized") and a Tier 1 capital ratio of 6.0%, (8.0% to be considered "well capitalized") and total capital ratio of 8.0% (10.0% to be considered "well capitalized"). The minimum required Tier 1 capital to average assets ratio is 4.0% (5.0% to be considered "well capitalized"). Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. See Note 21, "Regulatory Matters" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of regulatory capital rules for non-advanced approaches institutions pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996. The rule increases common equity tier 1 capital threshold deductions from 10% to 25% for mortgage servicing assets, deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The rule also removes the aggregate 15% common equity tier 1 capital threshold deduction for mortgage servicing assets, deferred tax assets, and significant investments in the capital of unconsolidated financial institutions. In addition, the rule simplifies the determination of the amount of minority interests includable in regulatory capital and retains the 250% risk weight for non-deducted amounts of mortgage servicing assets and temporary difference deferred tax assets. The rule took effect April 1, 2020 for the threshold deductions and minority interests. These rule changes did not materially impact the Bank's and Corporation's capital calculations.

The Board has issued a policy statement regarding dividends, by bank holding companies. In general, the Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized or otherwise suffers financial difficulties. In addition, the Board's regulations and guidance require prior notice to the agency of a bank holding company's payment of dividends or repurchase of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock or otherwise engage in capital distributions. The Bank is also subject to limitations and requirements under state and federal law with respect to capital distributions, including payment of dividends to the Corporation.

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

Acquisitions

The Corporation, through its business segments, provide financial solutions to individuals, businesses, municipalities and non-profit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining a determined commitment to the communities it serves. The Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions, to be the best integrated financial solutions provider in the market. The most recent acquisitions included Fox Chase Bancorp on July 1, 2016 and Valley Green Bank on January 1, 2015.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation's website address is www.univest.net. Information included on the Corporation's website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2020 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

The SEC maintains an internet site that contains the Corporation's SEC filings electronically at www.sec.gov.

Item 1A. Risk Factors

An investment in the Corporation's common stock is subject to risks inherent to the Corporation's business. Before making an investment, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. This report is qualified in its entirety by these risk factors.

Risks Related to the COVID-19 Outbreak

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have placed restrictions on businesses. This resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. During the COVID-19 outbreak, stock markets and the value of securities, in particular bank stocks, have experienced significant volatility. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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
•If the economy is unable to remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Our allowance for credit losses on loans and leases may increase if borrowers experience financial difficulties, which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•A further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could result in a goodwill or intangible impairment charge being recorded that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•As a result of the decline in the Federal Reserve's target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
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
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and
•We face litigation, regulatory enforcement and reputation risk as a result of our participation in the PPP and the risk that the Small Business Administration (the "SBA") may not fund some or all PPP loan guaranties.

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

We are subject to litigation, regulatory enforcement risk and reputation risk regarding the Bank's participation in the Paycheck Protection Program and the risk that the SBA may not fund some or all PPP loan guaranties.

Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. The Bank, as participating lender, has originated approximately 2,550 loans under the PPP aggregating approximately $510 million through December 31, 2020.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention regarding our participation in the PPP. If any such litigation is filed and is not resolved in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of the outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and take more aggressive action against the Bank for alleged violations of the provisions governing the Bank's participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

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

Risks Related to Market Interest Rates

The Corporation is subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Changes in interest rates influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. Although we have implemented strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial and prolonged change in market interest rates could adversely affect our operating results.

Net interest income may decline in a particular period if:

•in a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or
•in a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates continue to shrink or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed rate available-for-sale investment securities negatively impacting shareholders' equity.

Risks Related to Our Lending Activities

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

At December 31, 2020, approximately 78.0% of our loan and lease portfolio, excluding PPP loans, consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases, which are generally perceived as having more risk of default than residential real estate and consumer loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business, as well as the factors affecting residential real estate borrowers.

Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

Commercial business loans and leases are typically based on the borrowers' ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate that is indexed off of a floating rate such as the Prime Rate or LIBOR. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. Included in real estate-construction is track development financing. Risk factors related to track development financing include diminishing demand for residential housing and decreases in real estate valuations. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames also cause the interest carrying cost for projects to be higher than the builder projected, negatively impacting the builder's profit and cash flows and, therefore, their ability to make principal and interest payments.

An increase in nonperforming loans and leases from these types of loans could result in an increase in the provision for credit losses, loans and leases, and an increase in loan and lease charge-offs. The risk of credit losses on loans and leases increases if the economy worsens.

The Corporation's allowance for possible credit losses on loans and leases may be insufficient, and an increase in the allowance would reduce earnings.

We maintain an allowance for credit losses on loans and leases. The allowance is established through a provision for credit losses on loans and leases based on management's evaluation of expected credit losses in our loan portfolio factoring in current and forecasted economic conditions. The allowance is based upon a number of factors, including the size and composition of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the current expected credit losses in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as not sharing similar risk characteristics with other pooled loans individually analyzed and augment the allowance based upon our estimation of the potential loss associated with those individually analyzed loans and leases. Additions to our allowance for credit losses, loans and leases, decrease our net income.

If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong, our allowance for credit losses, loans and leases, may not be sufficient to cover our losses, which would have an adverse effect on our operating results.

The regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for credit losses, loans and leases, thereby negatively affecting our earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional impaired loans and leases and other factors, both within and outside of our control. Additions to the allowance could have a negative impact on our results of operations.

Changes in economic conditions and the composition of our loan and lease portfolio could lead to higher loan charge-offs and/or an increase in our provision for credit losses, loans and leases, which may reduce our net income.

Changes in national and regional economic conditions could impact our loan and lease portfolios. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings as customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and the quality of our loan portfolio may decline. Any of these scenarios could require us to charge off loans which would result in an increase to our provision for credit losses on loans and leases, which would reduce our net income and capital levels.

The Corporation depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform to U.S. generally accepted accounting principles (U.S. GAAP) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition, results of operations and capital could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with U.S. GAAP or are materially misleading.

The Corporation is subject to environmental liability risk associated with lending activities.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Corporation may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or the release of hazardous or toxic substances at a property. Our policies and procedures require environmental factors to be considered during the loan application process. An environmental review is performed before initiating any commercial foreclosure action; however, these reviews may not be sufficient to detect all potential environmental hazards. Possible remediation costs and liabilities could have a material adverse effect on our financial condition.

Risks Related to Our Operations

The Corporation's controls and procedures may fail or be circumvented.

Our management diligently reviews and updates the Corporation's internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any failure or undetected circumvention of these controls could have a material adverse impact on our financial condition and results of operations.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2020, 32% of our deposit base was comprised of noninterest-bearing deposits, of which 22% consisted of business deposits, which are primarily operating accounts for businesses, and 10% consisted of consumer deposits. The competition for these deposits in our markets is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation's information technology systems and the systems of third parties upon which the Corporation relies may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation.

The Corporation relies heavily on information technology systems, including the systems of third-party service providers, to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Corporation's customer relationship management and general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in our security systems (including privacy and cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed. Information security and cyber-security risks have increased significantly in recent years because of new technologies, the use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions. Accordingly, the Corporation may be required to expend additional resources to continue to enhance its protective measures or to investigate and remediate any information security vulnerabilities or exposures. The occurrence of any system failures, interruptions, or breaches in security could expose the Corporation to reputation risk, litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

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

We borrow from the Federal Home Loan Bank, the Federal Reserve and correspondent banks, and these lenders could modify or terminate their current programs, which could have an adverse effect on our liquidity and profitability.

We utilize the FHLB for overnight borrowings and term advances. We also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged as well as the FHLB's internal credit rating of the Bank. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so, because of capital adequacy or other balance sheet concerns. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse effect on our liquidity and profitability.

Other Risks Related to Our Business

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on the Corporation's financial instruments that use LIBOR as a reference rate.

The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. The LIBOR yield curve is also utilized in our fair value calculations. The reform of major interest benchmarks led to the announcement that LIBOR would not be supported in its current form after June 30, 2023; however banking regulators have indicated that new contracts entered into before December 31, 2021, should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. The Corporation believes the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which the Corporation will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

Our results of operations may be adversely affected by credit losses relating to our investment portfolio.

The Corporation maintains an investment portfolio, including available-for-sale and held-to-maturity securities. We may be required to record future charges to earnings if we determine a decline in fair value of these investments has resulted from credit losses or other factors. Numerous factors, including the lack of liquidity for resales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions, any changes to the rating of the security by a rating agency, unanticipated changes in the competitive environment, changes in market interest rates and limited investor demand, could have a negative effect on our investment portfolio. Credit loss charges could negatively impact our earnings and regulatory capital ratios.

Natural disasters, acts of war or terrorism and other external events could negatively impact the Corporation.

Natural disasters, acts of war or terrorism, the emergence of widespread health emergencies or pandemics and other adverse external events could have a significant impact on the Corporation's ability to conduct business. In addition, such events could affect the stability of the Corporation's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Our management has established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on the Corporation's financial condition and results of operations.

Risks Related to Economic Conditions

The Corporation's earnings are impacted by general business and economic conditions.

The Corporation's operations and profitability are impacted by general business and economic conditions, including long-term and short-term interest rates, inflation, money supply, political issues, legislative, accounting and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have a material adverse effect on the Corporation's business, financial condition and results of operations.

The Corporation's profitability is affected by economic conditions in Pennsylvania and New Jersey markets.

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York counties in Pennsylvania and Atlantic and Cape May counties in New Jersey. Because of our geographic concentration, a downturn in the local economy could make it more difficult to attract loans and deposits, and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values or higher unemployment, could cause our levels of nonperforming assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish local economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

Risks Related to Regulation

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, comments on the classification of our assets, and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

We cannot predict the effect of legislative and regulatory initiatives, which could increase our costs of doing business and adversely affect our results of operations and financial condition.

Changes to statutes, regulations, regulatory or accounting policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements or the required size of our allowance for credit losses and change deposit insurance assessments, any of which would negatively impact our financial condition and result of operations. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

Risks Related to the Wealth Management Industry

Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management, which could reduce fees earned.

The wealth management business derives the majority of its revenue from noninterest income, which consists of trust, investment advisory and brokerage and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets in the funds and accounts managed, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If our assets under management decline and there is a related decrease in fees, it will negatively affect our results of operations.

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

Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The wealth management business is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority ("FINRA"), may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant introducing broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

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

Risks Related to Competition

The Corporation operates in a highly competitive industry and market area, which could adversely impact its business and results of operations.

We face substantial competition in all phases of our businesses from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial technology and financial institutions, compete with us for loans and deposits and insurance and wealth management services offered by us. Increased competition in our markets may result in reduced loans and deposits or may negatively impact the pricing of such products.

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to compete effectively in the offerings of our products and services, our business may be negatively affected.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation or tax structure as is imposed on bank holding companies and federally insured financial institutions. As a result, these non-bank competitors have certain advantages over us in providing lower-cost products, accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition and their pricing structure facing us may increase further, which may limit our asset growth and financial results.

Risks Related to Strategic Activities

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

Potential acquisitions may disrupt the Corporation's business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders' ownership interest. An acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

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
•Creating an adverse short-term effect on our results of operations;
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

Risks Related to Our Common Stock

The Corporation's stock price can be volatile.

The Corporation's stock price can fluctuate in response to a variety of factors, some of which are not under our control. The factors that could cause the Corporation's stock price to decrease include, but are not limited to:

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

The limited liquidity of our common stock may limit your ability to trade our shares and may impact the value of our common stock.

While the Corporation's common stock is traded on the NASDAQ Global Select Market, the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for investors to sell their common stock when they want and at prices they find attractive.

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

Certain provisions in the Corporation's Articles of Incorporation and Bylaws, as well as federal banking laws, regulatory approval requirements, and Pennsylvania law could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation's shareholders.

There may be future sales or other dilution of the Corporation's equity, which may adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

As of December 31, 2020, the Corporation and its subsidiaries occupied 57 properties in Montgomery, Bucks, Philadelphia, Chester, Lehigh, Northampton, Lancaster and Berks Counties in Pennsylvania, Cape May County in New Jersey, Calvert County in Maryland and Lee County in Florida, most of which are used principally as banking offices.

The following table details the Corporation's properties as of December 31, 2020:

Property Address		Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Owned
4390 Davisville Rd., Hatboro, PA 19040	(3)	Owned

5871 Lower York Rd., Lahaska, PA 18931		Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Owned
1950 John Fries Highway, Milford Square, PA 18935		Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Owned
15 Swamp Rd., Newtown, PA 18940		Owned
921 West Ave., Ocean City, NJ 08226	(3)	Owned
401 Rhawn St., Philadelphia, PA 19111		Owned
415 Main St., Schwenksville, PA 19473		Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Owned
10 W. Broad St., Souderton, PA 18964		Owned
500 Harleysville Pk., Souderton, PA 18964		Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Owned
1041 York Rd., Warminster, PA 18974		Owned
1 Fitzwatertown Rd., Willow Grove, PA 19090		Owned
574 Main St., Bethlehem, PA 18018		Leased
694 DeKalb Pk., Blue Bell, PA 19422		Leased
4250 Oregon Pk., Brownstown, PA 17508		Leased
1135 Georgetown Rd., Christiana, PA 17509		Leased
191 W. State St., Doylestown, PA 18901		Leased
321 Main St., East Greenville, PA 18041		Leased
23 W. Highland Ave., Philadelphia, PA 19118		Leased
1536 S. Broad St., Philadelphia, PA 19146		Leased
1642 Fairmount Ave., Philadelphia, PA 19130		Leased
3601 Market St., Philadelphia, PA 19104		Leased
7226 Germantown Ave., Philadelphia, PA 19119	(3)	Leased
1103 Rocky Drive, Reading, PA 19609		Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Leased
200 North High St., West Chester, PA 19380	(3)	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Leased
5089 Hamilton Blvd., Allentown, PA 18106		Land Lease
2645 Street Rd., Bensalem, PA 19020		Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Land Lease
5829 Easton Rd., Doylestown, PA 18901		Land Lease
1 Heritage Drive, Gordonville, PA 17529		Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Land Lease
545 Constitution Ave., Perkasie, PA 18944		Land Lease
940 2nd Street Pk., Richboro, PA 18954		Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (2) (3)	Owned
15 Washington Ave., Souderton, PA 18964		Owned
16 Harbor Pl., Souderton, PA 18964		Owned

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Leased
555 Croton Rd., King of Prussia, PA 19406		Leased
5000 Ritter Rd., Mechanicsburg, PA 17055		Leased
41 West Broad Street, Souderton, PA 18964		Owned

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Owned
521 Main St., Lansdale, PA 19446		Owned
9120 Chesapeake Ave., Suite 300, North Beach, MD 20714		Leased
Glenloch Corporate Campus, 1473 Dunwoody Dr., West Chester, PA 19380	(1) (3)	Owned

Other Offices:

3220 Tillman Dr., Suite 503, Bensalem, PA 19020	(1) (3)	Leased
1317 2nd Ave., Cumberland, WI 54829	(1)	Leased
1980 S. Easton Rd., Doylestown, PA 18901	(1) (2) (3)	Leased
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(3)	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Leased
(1) Banking Segment
(2) Wealth Management Segment
(3) Corporate banking

Additionally, the Bank provides banking services for the residents and employees of 14 retirement home communities and has seven off-premise automated teller machines. The Bank provides banking services nationwide through the internet via its website www.univest.net. The Corporation's website and the information contained therein is not intended to be incorporated into this Annual Report on Form 10-K.

On January 25, 2021, the Bank opened an office located at 2901 Whiteford Road, York, Pennsylvania, located in York County, and on January 29, 2021, the Bank closed the 415 Main Street, Schwenksville, Pennsylvania office and the 1 Fitzwatertown Road, Willow Grove, Pennsylvania office, both located in Montgomery County. These branch closures were completed as part of the Corporation's branch optimization plan that was announced in the fourth quarter of 2020.

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

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's common stock is traded on the NASDAQ Global Select Market under the symbol "UVSP." At February 12, 2021, the Corporation had 2,512 stockholders of record.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation's common stock during the five years ended December 31, 2020, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2015, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on $100 Investment Made on December 31, 2015
DOLLARS
275
250
225
200
175
150
125
100
12/15
12/16
12/17
12/18
12/19
12/20
Univest Financial Corporation
NASDAQ Stock Market (US)
NASDAQ Bank

Five Year Cumulative Total Return Summary

	2015	2016	2017	2018	2019	2020
Univest Financial Corporation	100.00	153.35	143.12	113.54	145.40	116.10
NASDAQ Stock Market (US)	100.00	108.92	141.27	137.33	187.72	272.32
NASDAQ Banks	100.00	137.85	145.31	121.93	151.63	140.45

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2020, under the Corporation's Board approved program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	—	$—	—	679,174
November 1 - 30, 2020	—	—	—	679,174
December 1 – 31, 2020	—	—	—	679,174
Total	—	$—	—

1.On October 23, 2013, the Corporation's Board of Directors approved a stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. The stock repurchase plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - 31, 2020	—	$—
November 1 - 30, 2020	—	—
December 1 – 31, 2020	—	—
Total	—	$—

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2020 and 2019, 87,686 and 61,955 shares, respectively, were issued under the dividend reinvestment plan, with 109,804 shares available for future purchase at December 31, 2020.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2020 and 2019, 53,035 and 28,714 shares, respectively, were issued under the employee stock purchase plan, with 546,796 shares available for future issuance at December 31, 2020.

Item 6.    Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Earnings
Interest income	$203,945	$214,093	$190,488	$163,015	$126,607
Interest expense	29,584	44,861	32,426	19,839	12,382
Net interest income	174,361	169,232	158,062	143,176	114,225
Provision for credit losses (1)	40,794	8,511	20,310	9,892	4,821
Net interest income after provision for credit losses	133,567	160,721	137,752	133,284	109,404
Noninterest income	78,328	65,422	60,173	59,240	55,963
Noninterest expense	154,998	146,090	137,239	130,713	141,981
Net income before income taxes	56,897	80,053	60,686	61,811	23,386
Income taxes	9,981	14,334	10,143	17,717	3,881
Net income	$46,916	$65,719	$50,543	$44,094	$19,505
Financial Condition at Year End
Cash and interest-earning deposits	$219,858	$125,128	$109,420	$75,409	$57,825
Investment securities, net of allowance for credit losses	373,176	441,599	473,306	454,082	468,518
Net loans and leases held for investment	5,223,797	4,351,505	3,977,210	3,598,512	3,268,387
Assets	6,336,496	5,380,924	4,984,347	4,554,862	4,230,528
Deposits	5,242,715	4,360,075	3,885,933	3,554,919	3,257,567
Borrowings	311,421	263,596	429,672	355,590	417,780
Shareholders' equity	692,472	675,122	624,133	603,374	505,209
Per Common Share Data
Average shares outstanding (in thousands)	29,244	29,300	29,370	26,862	23,098
Earnings per share – basic	$1.60	$2.24	$1.72	$1.64	$0.85
Earnings per share – diluted	1.60	2.24	1.72	1.64	0.84
Dividends declared per share	0.60	0.80	0.80	0.80	0.80
Book value (at year-end)	23.64	23.01	21.32	20.57	19.00
Dividends declared to net income	37.4%	35.7%	46.5%	49.6%	94.5%
Profitability Ratios
Return on average assets	0.78%	1.26%	1.07%	1.01%	0.56%
Return on average equity	7.02	10.07	8.26	8.37	4.46
Average equity to average assets	11.12	12.49	12.92	12.10	12.50
Efficiency ratio	60.6	61.4	61.9	62.2	80.1
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual, troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.60%	0.88%	0.65%	0.40%	0.55%
Nonperforming loans and leases to loans and leases held for investment	0.62	0.88	0.67	0.74	0.67
Nonperforming assets to total assets	0.64	0.73	0.56	0.63	0.64
Net charge-offs to average loans and leases outstanding	0.10	0.06	0.33	0.17	0.18
Allowance for credit losses, loans and leases, to total loans and leases held for investment	1.56	0.81	0.73	0.60	0.53
Allowance for credit losses, loans and leases, to nonaccrual loans and leases	262.03	91.58	112.04	148.48	97.67
Allowance for credit losses, loans and leases, to nonperforming loans and leases	250.61	91.12	108.99	80.69	78.98
(1) The Corporation adopted CECL effective January 1, 2020, as discussed in Note 1. "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements. Amounts reported for 2019-2016 were previously referred to as Provision for loan and lease losses in prior filings and accounted for under legacy accounting standards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented in tables are in thousands, except per share data. "BP" equates to "basis points"; "N/M" equates to "not meaningful"; "—" equates to "zero" or "doesn't round to a reportable number"; and "N/A" equates to "not applicable." Certain prior period amounts have been reclassified to conform to the current-year presentation.)

The information contained in this report may contain forward-looking statements, including statements relating to the Corporation and its financial condition and results of operations that involve certain risks, uncertainties and assumptions. The Corporation's actual results may differ materially from those anticipated, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Part I, "Forward-Looking Statements," Item 1A. "Risk Factors," as well as those within this Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations and elsewhere in this report.

Critical Accounting Policies

The discussion below outlines the Corporation's critical accounting policies. For further information regarding accounting policies, refer to Note 1, "Summary of Significant Accounting Policies" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

Management, in order to prepare the Corporation's financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases, as critical accounting policies.

Fair Value Measurement of Investment Securities Available-for-Sale: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment on the balance sheet and statement of income for market value changes affecting securities. Should evidence emerge that indicates that management's intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that adjustments to either the balance sheet or statement of income may be required.

Fair values for securities are determined using independent pricing services and market-participating brokers. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flows and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service's evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. If at any time, the pricing service determines that it does have not sufficient verifiable information to value a particular security, the Corporation will utilize valuations from another pricing service. Management has a sufficient understanding of the third party service's valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.

Allowance for Credit Losses on Loan and Leases: The Allowance for Credit Losses (ACL) on loans and leases are provided using techniques that estimate losses on pools of loans and leases that share similar risk characteristics, specifically identify losses on individual loans and leases that do not share similar risk characteristics with others, and estimate the amount of unallocated allowance necessary to account for losses that may be present in the loan and lease portfolio but not yet currently identifiable. The adequacy of these allowances are sensitive to changes in current and forecasted economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Management utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance. The key assumptions used in the model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) reasonable and supportable economic forecasts, (5) forecast reversion period, (6) expected recoveries on charged off loans, and (7) discount rate. Although management believes it uses the best information available to establish the ACL, future adjustments to the ACL may be necessary and the Corporation’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the ACL in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our ACL based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing ACL may not be adequate or increases may be necessary should the quality of any loans or leases deteriorate as a result of the factors discussed above. Any material increase in the ACL would adversely affect the Corporation’s financial condition and results of operations.

The Corporation adopted ASU No. 2016-13 effective January 1, 2020. Prior to this adoption, management considered the Reserve for Loan and Lease Losses to be a critical accounting policy. The following paragraph was carried forward from the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Executive Overview

The Corporation's consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
Net income	$46,916	$65,719	$50,543	$(18,803)	$15,176	(28.6)%	30.0%
Net income per share:
Basic	$1.60	$2.24	$1.72	$(0.64)	$0.52	(28.6)	30.2
Diluted	1.60	2.24	1.72	(0.64)	0.52	(28.6)	30.2
Return on average assets	0.78%	1.26%	1.07%	(48 BP)	19 BP	(38.1)	17.8
Return on average equity	7.02%	10.07%	8.26%	(305 BP)	181 BP	(30.3)	21.9

2020 versus 2019

The Corporation reported net income of $46.9 million, or $1.60 diluted earnings per share, for 2020 compared to net income of $65.7 million, or $2.24 diluted earnings per share, for 2019.

The Corporation adopted CECL effective January 1, 2020, as discussed in Note 1. Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements. Upon adoption, the allowance for credit losses on loans and leases increased by $12.9 million, the allowance for credit losses on investments increased by $300 thousand and the reserve for unfunded commitments increased by $1.1 million, which, in the aggregate, resulted in an after-tax retained earnings adjustment of $11.3 million. In conjunction with this adoption, management adjusted certain Financial Statement line item titles to reflect the new accounting standard. Prior period amounts, which are accounted for under previous accounting standards, are presented on the same line item throughout the remainder of this document.

During the year ended December 31, 2020, the Corporation recorded CECL related charges of $40.8 million, of which $27.4 million (after-tax charge of $21.6 million), or $0.74 diluted earnings per share, was attributable to changes in economic related assumptions within the CECL model, primarily related to the effects of the COVID-19 pandemic.

The financial results for the year ended December 31, 2020 included a $1.4 million ($1.1 million after-tax), or $0.04 diluted earnings per share, restructuring charge associated with the Corporation's financial service center optimization plan announced during the third quarter of 2020 in which the Bank announced its plan to close or relocate eight, or 20%, of its financial centers. The financial results for the year ended December 31, 2020 also included a charge of $1.8 million ($1.4 million after-tax), or $0.05 diluted earnings per share, in other expense related to the extinguishment of long-term debt and a $652 thousand, or $0.02 diluted earnings per share, gain on sale of investment securities. During the fourth quarter of 2020, the Corporation modified the vesting criteria for outstanding performance-based restricted stock grants to better reflect the current operating environment. As a result of these modifications, a benefit of $928 thousand ($733 thousand after-tax), or $0.03 diluted earnings per share, was recognized in salaries, benefits and commissions for the year ended December 31, 2020.

2019 versus 2018

The Corporation reported net income of $65.7 million, or $2.24 diluted earnings per share, for 2019 compared to net income of $50.5 million, or $1.72 diluted earnings per share, for 2018.

The financial results for the year ended December 31, 2019 included a FDIC small bank assessment credit of $1.1 million (after-tax benefit of $871 thousand) of which $988 thousand was recognized during the third quarter of 2019 and $114 thousand was recognized during the fourth quarter of 2019. The FDIC credit resulted in a favorable impact to earnings per share of $0.03 during the third quarter and year ended December 31, 2019. In addition, the year ended December 31, 2019 included an expense related to a legal settlement with a former Fox Chase Bank customer of $869 thousand (after-tax charge of $687 thousand), or $0.02 diluted earnings per share, during the fourth quarter of 2019.

The financial results for the year ended December 31, 2018 included a net provision for loan and lease losses of $10.9 million (after-tax charge of $8.6 million), or $0.29 diluted earnings per share, related to fraudulent activities by employees of a borrower. A pre-tax charge to the provision for loan and lease losses of $12.7 million (after-tax charge of $10.1 million), or $0.34 diluted earnings per share, was recognized related to this relationship during the second quarter of 2018 and a recovery of $1.8 million (after-tax recovery of $1.5 million), which represented $0.05 diluted earnings per share, was included in the fourth quarter of 2018.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation's revenue. Table 1 presents the Corporation's average balances, tax-equivalent interest income, interest expense, the tax-equivalent yields earned on average assets, the cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the years ended December 31, 2020, 2019 and 2018. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

2020 versus 2019

Reported net interest income for the year ended December 31, 2020 was $174.4 million, an increase of $5.1 million, or 3.0%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2020 was $176.8 million, an increase of $5.0 million, or 2.9%, from the prior year. The increase in reported and tax-equivalent net interest income was primarily due to lower deposit costs and growth in loans partially offset by a decrease in loan and investment yields. The net interest margin on a tax-equivalent basis for the year ended December 31, 2020 was 3.16% compared to 3.59% for 2019. The net interest margin decrease was attributable to Federal Reserve interest rate reductions of 75 basis points in the third and fourth quarters of 2019 and 150 basis points in the first quarter of 2020, increased levels of excess liquidity in 2020 driven by strong deposit balance growth and lower-yielding PPP loans, which were originated primarily during the second quarter of 2020.

2019 versus 2018

Reported net interest income for the year ended December 31, 2019 was $169.2 million, an increase of $11.2 million, or 7.1%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2019 was $171.8 million, an increase of $11.1 million, or 6.9%, from the prior year. The increase in reported and tax-equivalent net interest income was primarily due to the growth in average loans of 9.8%. The net interest margin on a tax-equivalent basis for the year ended December 31, 2019 was 3.59% compared to 3.72% for 2018. The net interest margin decrease was attributable to Federal Reserve interest rate reductions of 75 basis points in the third and fourth quarters of 2019 and increased levels of excess liquidity in 2019 driven by strong deposit balance growth.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$274,372	$574	0.21%	$141,774	$2,876	2.03%	$56,984	$1,101	1.93%
U.S. government obligations	7,132	145	2.03	14,665	254	1.73	22,930	364	1.59
Obligations of states and political subdivisions	23,065	825	3.58	50,360	1,693	3.36	69,842	2,330	3.34
Other debt and equity securities	371,814	7,697	2.07	396,816	10,406	2.62	363,840	9,024	2.48
Federal funds sold and other earning assets	29,726	1,746	5.87	31,446	2,154	6.85	30,786	1,965	6.38
Total interest-earning deposits, investments and other interest-earning assets	706,109	10,987	1.56	635,061	17,383	2.74	544,382	14,784	2.72
Commercial, financial and agricultural loans	817,489	30,657	3.75	815,472	40,496	4.97	793,028	39,156	4.94
Paycheck Protection Program loans	342,920	8,072	2.35	—	—	—	—	—	—
Real estate—commercial and construction loans	2,312,996	94,962	4.11	1,936,073	91,634	4.73	1,689,983	78,498	4.64
Real estate—residential loans	1,007,915	42,047	4.17	950,743	46,031	4.84	870,846	41,270	4.74
Loans to individuals	28,792	1,332	4.63	31,912	1,976	6.19	30,242	1,866	6.17
Municipal loans and leases	283,495	11,857	4.18	331,831	13,262	4.00	316,280	12,049	3.81
Lease financings	95,194	6,498	6.83	82,588	5,904	7.15	76,561	5,514	7.20
Gross loans and leases	4,888,801	195,425	4.00	4,148,619	199,303	4.80	3,776,940	178,353	4.72
Total interest-earning assets	5,594,910	206,412	3.69	4,783,680	216,686	4.53	4,321,322	193,137	4.47
Cash and due from banks	52,000			48,877			45,979
Allowance for credit losses, loans and leases	(73,459)			(32,389)			(25,154)
Premises and equipment, net	55,888			58,237			61,006
Operating lease right-of-use asset	34,277			35,712			—
Other assets	343,261			330,466			334,619
Total assets	$6,006,877			$5,224,583			$4,737,772
Liabilities:
Interest-bearing checking deposits	$692,049	2,173	0.31	$500,295	2,790	0.56	$461,676	1,924	0.42
Money market savings	1,113,039	5,551	0.50	995,403	15,843	1.59	764,777	9,137	1.19
Regular savings	874,366	2,057	0.24	802,865	3,660	0.46	798,332	2,357	0.30
Time deposits	572,103	9,835	1.72	677,199	13,276	1.96	601,674	8,768	1.46
Total time and interest-bearing deposits	3,251,557	19,616	0.60	2,975,762	35,569	1.20	2,626,459	22,186	0.84
Short-term borrowings	86,658	327	0.38	56,882	1,012	1.78	144,312	2,420	1.68
Long-term debt	189,410	2,879	1.52	156,366	3,236	2.07	150,032	2,777	1.85
Subordinated notes	134,949	6,762	5.01	94,695	5,044	5.33	94,451	5,043	5.34
Total borrowings	411,017	9,968	2.43	307,943	9,292	3.02	388,795	10,240	2.63
Total interest-bearing liabilities	3,662,574	29,584	0.81	3,283,705	44,861	1.37	3,015,254	32,426	1.08
Noninterest-bearing deposits	1,599,333			1,210,577			1,069,805
Operating lease liabilities	37,557			38,791			—
Accrued expenses and other liabilities	39,212			39,057			40,516
Total liabilities	5,338,676			4,572,130			4,125,575
Shareholders' Equity:
Common stock	157,784			157,784			157,784
Additional paid-in capital	296,023			293,784			291,148
Retained earnings and other equity	214,394			200,885			163,265
Total shareholders' equity	668,201			652,453			612,197
Total liabilities and shareholders' equity	$6,006,877			$5,224,583			$4,737,772
Net interest income		$176,828			$171,825			$160,711
Net interest spread			2.88			3.16			3.39
Effect of net interest-free funding sources			0.28			0.43			0.33
Net interest margin			3.16%			3.59%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	152.76%			145.68%			143.32%
Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2020, 2019 and 2018 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2020 compared to 2019 and for the year ended December 31, 2019 compared to 2018, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2020 Versus 2019			For the Years Ended December 31, 2019 Versus 2018
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1,459	$(3,761)	$(2,302)	$1,715	$60	$1,775
U.S. government obligations	(147)	38	(109)	(140)	30	(110)
Obligations of states and political subdivisions	(972)	104	(868)	(651)	14	(637)
Other debt and equity securities	(625)	(2,084)	(2,709)	852	530	1,382
Federal Home Loan Bank, Federal Reserve Bank and other stock	(113)	(295)	(408)	42	147	189
Interest on deposits, investments and other interest-earning assets	(398)	(5,998)	(6,396)	1,818	781	2,599
Commercial, financial and agricultural loans	100	(9,939)	(9,839)	1,103	237	1,340
Paycheck Protection Program loans	8,072	—	8,072	—	—	—
Real estate—commercial and construction loans	16,336	(13,008)	3,328	11,592	1,544	13,136
Real estate—residential loans	2,652	(6,636)	(3,984)	3,871	890	4,761
Loans to individuals	(180)	(464)	(644)	104	6	110
Municipal loans and leases	(1,986)	581	(1,405)	602	611	1,213
Lease financings	868	(274)	594	428	(38)	390
Interest and fees on loans and leases	25,862	(29,740)	(3,878)	17,700	3,250	20,950
Total interest income	25,464	(35,738)	(10,274)	19,518	4,031	23,549
Interest expense:
Interest-bearing checking deposits	871	(1,488)	(617)	174	692	866
Money market savings	1,677	(11,969)	(10,292)	3,171	3,535	6,706
Regular savings	303	(1,906)	(1,603)	14	1,289	1,303
Time deposits	(1,924)	(1,517)	(3,441)	1,210	3,298	4,508
Interest on time and interest-bearing deposits	927	(16,880)	(15,953)	4,569	8,814	13,383
Short-term borrowings	363	(1,048)	(685)	(1,545)	137	(1,408)
Long-term debt	604	(961)	(357)	120	339	459
Subordinated notes	2,036	(318)	1,718	11	(10)	1
Interest on borrowings	3,003	(2,327)	676	(1,414)	466	(948)
Total interest expense	3,930	(19,207)	(15,277)	3,155	9,280	12,435
Net interest income	$21,534	$(16,531)	$5,003	$16,363	$(5,249)	$11,114

Interest Income

2020 versus 2019

Interest income on a tax-equivalent basis for the year ended December 31, 2020 was $206.4 million, a decrease of $10.3 million, or 4.7%, from 2019. The decrease in interest income attributable to rate changes of $35.7 million was primarily due to the Federal Reserve interest rate reductions of 75 basis points in the third and fourth quarters of 2019 and 150 basis points in the first quarter of 2020 and its impact on loan and investment yields. This decrease was offset by an increase of $17.4 million attributable to volume changes, excluding PPP loans, which was due to increases in average gross loans and leases held for investment, of $397.3 million, excluding PPP loans, and was offset by $8.1 in income from PPP loans.

2019 versus 2018

Interest income on a tax-equivalent basis for the year ended December 31, 2019 was $216.7 million, an increase of $23.5 million, or 12.2%, from 2018. The increase in interest income (tax-equivalent) was primarily due to organic loan growth in commercial real estate and residential real estate loans. In addition, loan yields increased during 2019 primarily for commercial real estate and residential real estate loans as the Federal Reserve increased interest rates 100 basis points in 2018 partially offset by a reduction of 75 basis points in interest rates in the third and fourth quarters of 2019. The favorable impact of purchase accounting accretion on interest-earning assets was one basis point for 2019 and 2018.

Interest Expense

2020 versus 2019

Interest expense for the year ended December 31, 2020 was $29.6 million, a decrease of $15.3 million, or 34.1%, from 2019. The decrease in interest expense was primarily due to the Federal Reserve interest rate decreases in 2019 and 2020 and a $105.1 million decrease in the average balance of time deposits, partially offset by growth of 12.7% in average interest-bearing liabilities during the year ended December 31, 2020, primarily due to the issuance of $100.0 million of subordinated notes in August 2020.

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

Provision for Credit Losses

The provision for credit losses for the years ended December 31, 2020, 2019, and 2018 was $40.8 million, $8.5 million, and $20.3 million, respectively. Net loan and lease charge-offs for the years ended December 31, 2020, 2019, and 2018 were $4.6 million, $2.6 million and $12.5 million, respectively. The provision for credit losses in 2020 reflects the adoption of CECL on January 1, 2020 and the impact of the COVID-19 pandemic. The provision for credit losses and loan and lease charge-offs in 2018 included a commercial loan net charge-off of $10.9 million previously discussed in the Executive Overview.

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
Trust fee income	$7,703	$7,826	$7,882	$(123)	$(56)	(1.6%)	(0.7%)
Service charges on deposit accounts	4,845	5,946	5,632	(1,101)	314	(18.5)	5.6
Investment advisory commission and fee income	15,944	15,940	15,098	4	842	—	5.6
Insurance commission and fee income	16,087	16,571	15,658	(484)	913	(2.9)	5.8
Other service fee income	7,543	9,341	9,332	(1,798)	9	(19.2)	0.1
Bank owned life insurance income	2,940	3,179	3,174	(239)	5	(7.5)	0.2
Net gain on sales of investment securities	871	54	10	817	44	N/M	440.0
Net gain on mortgage banking activities	16,442	3,946	3,125	12,496	821	316.7	26.3
Other income	5,953	2,619	262	3,334	2,357	127.3	899.6
Total noninterest income	$78,328	$65,422	$60,173	$12,906	$5,249	19.7%	8.7%

2020 versus 2019

Noninterest income for the year ended December 31, 2020 was $78.3 million, an increase of $12.9 million, or 19.7%, compared to 2019. Net gain on mortgage banking activities increased $12.5 million, or 316.7%, for the year ended December 31, 2020, due to an increase in volume and expansion of margins.

Other income increased $3.3 million, or 127.3%, for the year ended December 31, 2020. Fees on risk participation agreements for interest rate swaps increased $4.4 million for the year ended December 31, 2020, driven by increased customer activity due to the current rate environment. Gain on sale of small business administration (SBA) loans decreased $482 thousand for the year ended December 31, 2020 from the prior year due to decreased SBA loan sale activity. Equity securities measured at fair value decreased $266 thousand for the year ended December 31, 2020 from the prior year.

Service charges on deposit accounts decreased $1.1 million, or 18.5%, for the year ended December 31, 2020 from the prior year due to the waiving of certain deposit service charges for customers in response to COVID-19 during the second quarter of 2020 and reduced customer activity in the third and fourth quarters of 2020.

Other service fee income decreased $1.8 million, or 19.2%, for the year ended December 31, 2020 from the prior year. Mortgage servicing right amortization increased $1.4 million for the year ended December 31, 2020 from the prior year driven by the decline in interest rates and their impact on prepayment activity. Interchange income decreased $308 thousand for the year ended December 31, 2020 from the prior year due to decreased customer transaction activity.

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

Other income increased $2.4 million for the year ended December 31, 2019. Fees on risk participation agreements increased $1.1 million for the year ended December 31, 2019, driven by increased customer activity. Gain on sale of SBA loans increased $462 thousand for the year ended December 31, 2019 due to increased SBA loan sale activity. Net loss on valuations and sales of other real estate owned was $28 thousand for the year ended December 31, 2019 compared to $626 thousand for the year ended December 31, 2018.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
Salaries, benefits and commissions	$93,208	$88,289	$80,488	$4,919	$7,801	5.6%	9.7%
Net occupancy	10,358	10,221	10,260	137	(39)	1.3	(0.4)
Equipment	3,841	4,170	4,146	(329)	24	(7.9)	0.6
Data processing	11,333	10,450	9,014	883	1,436	8.4	15.9
Professional fees	5,338	5,563	5,391	(225)	172	(4.0)	3.2
Marketing and advertising	1,975	2,594	2,642	(619)	(48)	(23.9)	(1.8)
Deposit insurance premiums	2,591	780	1,836	1,811	(1,056)	232.2	(57.5)
Intangible expenses	1,216	1,595	2,166	(379)	(571)	(23.8)	(26.4)
Restructuring charges	1,439	—	571	1,439	(571)	N/M	(100.0)
Other expense	23,699	22,428	20,725	1,271	1,703	5.7	8.2
Total noninterest expense	$154,998	$146,090	$137,239	$8,908	$8,851	6.1%	6.4%

2020 versus 2019

Noninterest expense for the year ended December 31, 2020 was $155.0 million, an increase of $8.9 million, or 6.1%, compared to 2019. Salaries, benefits and commissions increased $4.9 million, or 5.6%, for the year ended December 31, 2020. The increases were attributable to additional staff hired, primarily during 2019 as noted below, to support revenue generation across all business lines, expansion of our commercial lending groups in the first and second quarters of 2019, annual merit increases and increased variable compensation due to strong mortgage banking activity. These increases in salaries, benefits and commissions were offset by the $928 thousand benefit recorded in connection with the modification of the metric issued to evaluate previously issued performance-based restricted stock, $1.3 million of incremental capitalized compensation related to the origination of PPP loans and a $994 thousand reduction in self-insured medical expenses. Deposit insurance premiums increased $1.8 million, or 232.2%, for the year ended December 31, 2020 primarily due to an FDIC small bank assessment credit of $1.1 million, of which $988 thousand was recognized during the third quarter of 2019 and $114 thousand was recognized during the fourth quarter of 2019, and an increased assessment base for 2020 due to asset growth. Restructuring charges increased $1.4 million for the year ended December 31, 2020 due to the impact of the financial service center optimization plan discussed in the Executive Overview. Other expense increased $1.3 million, or 5.7%, for the year ended December 31, 2020 primarily due to charges from the extinguishment of long-term debt.

2019 versus 2018

Noninterest expense for the year ended December 31, 2019 was $146.1 million, an increase of $8.8 million, or 6.4%, compared to 2018. Salaries, benefits and commissions increased $7.8 million, or 9.7%, for the year ended December 31, 2019, primarily attributable to additional staff hired to support revenue generation across all business lines, expansion of our commercial lending groups and annual merit increases. During 2019, Univest hired a team of eight commercial lenders and support staff to focus on increasing Univest's presence in Western Lancaster and York Counties and hired a team of three commercial lenders to help expand Univest's presence in the New Jersey suburbs of Philadelphia. Data processing expense increased $1.4 million, or 15.9%, for the year ended December 31, 2019, primarily due to continued investments in customer relationship management software and internal infrastructure improvements as well as outsourced data processing solutions for the year ended December 31, 2019. Other expense increased $1.7 million, or 8.2%, primarily due to a charge of $869 thousand related to a legal settlement with a former Fox Chase Bank customer.

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

Tax Provision

The provision for income taxes was $10.0 million, $14.3 million and $10.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, at effective rates of 17.5%, 17.9% and 16.7%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and leases. Excluding this impact, the effective tax rate was 21.3% for the year ended December 31, 2020 and 2019, respectively.

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

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Cash and interest-earning deposits	$219,858	$125,128	$94,730	75.7%
Investment securities, net of allowance for credit losses	373,176	441,599	(68,423)	(15.5)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,183	28,254	(71)	(0.3)
Loans held for sale	37,039	5,504	31,535	572.9
Loans and leases held for investment	5,306,841	4,386,836	920,005	21.0
Allowance for credit losses, loans and leases	(83,044)	(35,331)	(47,713)	135.0
Premises and equipment, net	55,636	56,676	(1,040)	(1.8)
Operating lease right-of-use asset	34,325	34,418	(93)	(0.3)
Goodwill and other intangibles, net	181,425	182,843	(1,418)	(0.8)
Bank owned life insurance	117,718	114,778	2,940	2.6
Accrued interest receivable and other assets	65,339	40,219	25,120	62.5
Total assets	$6,336,496	$5,380,924	$955,572	17.8%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $94.7 million, or 75.7%, from December 31, 2019, primarily due to increased interest earning deposits at the Federal Reserve Bank of $83.4 million with excess cash from deposit growth, the $100.0 million of subordinated notes issued in August 2020 and the sale and maturities of investment securities.

Investment Securities
Total investment securities at December 31, 2020 decreased $68.4 million from December 31, 2019. Maturities and pay-downs of $112.2 million, sales of $78.7 million, calls of $24.4 million, net amortization of purchased premiums and discounts of $2.8 million and a provision for credit losses of $569 thousand were partially offset by purchases of $147.5 million and increases in the fair value of available-for-sale investment securities of $2.3 million.

Table 3—Investment Securities

The following table shows the carrying amount of investment securities, net of allowance for credit losses, at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2020	2019	2018
U.S. government corporations and agencies	$6,998	$7,297	$22,311
State and political subdivisions	13,537	34,595	65,415
Residential mortgage-backed securities	258,422	303,515	287,400
Collateralized mortgage obligations	5,321	2,361	2,888
Corporate bonds	85,619	91,208	93,127
Equity securities	3,279	2,623	2,165
Total investment securities	$373,176	$441,599	$473,306

Table 4—Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of the investment securities at the dates indicated. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. Equity securities have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity, available-for-sale and equity security portfolios are combined, net of allowance for credit losses.

	At December 31,
(Dollars in thousands)	2020 Amount	2020 Yield	2019 Amount	2019 Yield	2018 Amount	2018 Yield
1 Year or less	$501	0.78%	$6,622	1.81%	$28,654	1.58%
After 1 Year to 5 Years	41,846	2.34	42,491	2.66	46,641	2.18
After 5 Years to 10 Years	72,962	1.27	78,278	2.39	121,533	2.53
After 10 Years	254,588	1.62	311,585	2.79	274,313	2.77
No stated maturity	3,279	0.54	2,623	2.08	2,165	2.63
Total	$373,176	1.62%	$441,599	2.69%	$473,306	2.58%
At December 31, 2020, the Corporation had no reportable investments in any single issuer representing more than 10% of shareholders' equity.

Loans and Leases

Gross loans and leases held for investment at December 31, 2020 increased $920.0 million, or 21.0%, from December 31, 2019. Gross loans and leases held for investment, excluding PPP loans, at December 31, 2020 increased $436.2 million, or 9.9% from December 31, 2019. The growth in gross loans and leases held for investment, excluding PPP loans, was primarily due to increases in real estate-commercial loans.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial, financial and agricultural	$892,665	$947,029	$937,685	$896,211	$823,266
Paycheck Protection Program	483,773	—	—	—	—
Real estate-commercial	2,458,872	2,040,441	1,741,204	1,542,141	1,374,949
Real estate-construction	243,355	232,595	215,513	175,836	174,844
Real estate-residential	1,035,655	987,467	937,457	847,811	747,715
Loans to individuals	27,482	29,883	32,759	28,300	30,373
Lease financings	165,039	149,421	141,956	129,768	134,739
Total loans and leases held for investment, net of deferred income	$5,306,841	$4,386,836	$4,006,574	$3,620,067	$3,285,886

Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2020:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years
Commercial, financial and agricultural	$892,665	$607,366	$218,090	$67,209
Paycheck Protection Program	483,773	—	483,773	—
Real estate-commercial	2,458,872	939,490	1,282,094	237,288
Real estate-construction	243,355	138,290	58,324	46,741
Real estate-residential	1,035,655	274,712	376,783	384,160
Loans to individuals	27,482	20,685	4,608	2,189
Lease financings	165,039	54,437	108,380	2,222
Total gross loans and leases held for investment	$5,306,841	$2,034,980	$2,532,052	$739,809
Loans and leases with fixed predetermined interest rates	$2,698,308	$325,466	$2,021,765	$351,077
Loans and leases with variable or floating interest rates	2,608,533	1,709,514	510,287	388,732
Total gross loans and leases held for investment	$5,306,841	$2,034,980	$2,532,052	$739,809

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

At December 31, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $31.7 million and had a related allowance for credit losses on loans and leases of $585 thousand. At December 31, 2019, the recorded investment in loans and leases that were considered to be impaired was $38.4 million. The related reserve for loan losses was $2.1 million. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. The year ended December 31, 2020 included a charge-off of $2.7 million and provision for credit losses of $1.3 million related to one commercial real estate loan, which was transferred from nonaccrual loans to other real estate owned. As of December 31, 2020, the property was carried at $7.1 million in other real estate owned. The property is under an agreement of sale and is expected to be sold during the first quarter of 2021. Also during 2020, three residential real estate loans totaling $710 thousand and two home equity loans totaling $741 thousand were returned to accruing status as these loans have maintained a period of repayment performance in accordance with the Corporation's policy.

Other real estate owned was $7.4 million at December 31, 2020, compared to $516 thousand at December 31, 2019. During the year ended December 31, 2020, other real estate owned increased $7.1 million related to the commercial real estate loan discussed above. This increase was offset by a $300 thousand write-down on one property that was sold in the fourth quarter of 2020.

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. These loans and leases had a combined principal balance of approximately $68.0 million as of December 31, 2020, which represents approximately 1.4% of the loan portfolio, excluding PPP loans. See Table 8 below for a breakdown of these loans by industry description.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation's nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$2,827	$3,442	$3,365	$4,448	$5,746
Real estate—commercial	22,739	27,928	18,214	4,285	5,651
Real estate—construction	—	257	106	365	—
Real estate—residential	5,919	6,445	4,353	3,820	5,983
Lease financings	207	506	170	1,599	536
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	31,692	38,578	26,208	14,517	17,916
Accruing troubled debt restructured loans and lease modifications not included in the above	53	54	542	11,435	3,252
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	50	20	—	—	—
Real estate—commercial	945	—	—	—	—
Real estate—residential	—	—	—	310	652
Loans to individuals	185	74	55	195	142
Lease financings	212	49	137	256	193
Total accruing loans and leases, 90 days or more past due	1,392	143	192	761	987
Total nonperforming loans and leases	33,137	38,775	26,942	26,713	22,155
Other real estate owned	7,355	516	1,187	1,843	4,969
Total nonperforming assets	$40,492	$39,291	$28,129	$28,556	$27,124
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.60%	0.88%	0.65%	0.40%	0.55%
Nonperforming loans and leases / loans and leases held for investment	0.62%	0.88%	0.67%	0.74%	0.67%
Nonperforming assets / total assets	0.64%	0.73%	0.56%	0.63%	0.64%

Allowance for credit losses, loans and leases	$83,044	$35,331	$29,364	$21,555	$17,499
Allowance for credit losses, loans and leases / loans and leases held for investment	1.56%	0.81%	0.73%	0.60%	0.53%
Allowance for credit losses, loans and leases / loans and leases held for investment, excluding PPP loans	1.72%	0.81%	0.73%	0.60%	0.53%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	262.03%	91.58%	112.04%	148.48%	97.67%
Allowance for credit losses, loans and leases / nonperforming loans and leases	250.61%	91.12%	108.99%	80.69%	78.98%
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$14,069	$13,817	$1,284	$2,513	$1,753
The following table provides additional information on the Corporation's nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$31,692	$38,578	$26,208	$14,517
Nonaccrual loans and leases with partial charge-offs	4,227	1,966	2,210	5,397
Life-to-date partial charge-offs on nonaccrual loans and leases	2,377	1,320	1,320	4,107
Specific reserves on individually analyzed loans	585	2,108	1,415	131

Table 8—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, PPP loans segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of December 31, 2020:

(Dollars in thousands)	As of December 31, 2020
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	PPP $ (1)	$ Balance of Modified Loans (2)	Modified Loans as a % of Portfolio (2)
CRE - Retail	$342,910	8.6%	$239	$3,950	1.2%
Animal Production	263,623	6.6	706	40	—
CRE - 1-4 Family Residential Investment	245,022	6.2	1,282	—	—
CRE - Office	237,752	6.0	—	—	—
CRE - Multi-family	201,995	5.1	—	—	—
Real Estate Lenders, Secondary Market Financing	181,493	4.6	4,318	52	—
Hotels & Motels (Accommodation)	175,923	4.4	2,407	24,296	13.8
CRE - Industrial / Warehouse	169,015	4.3	139	—	—
Nursing and Residential Care Facilities	154,736	3.9	7,935	—	—
Specialty Trade Contractors	117,301	2.9	67,267	109	0.1
CRE - Mixed-Use - Residential	116,506	2.9	—	8,237	7.1
Professional, Scientific, and Technical Services	92,857	2.3	—	—	—
CRE - Medical Office	92,196	2.3	—	—	—
Homebuilding (tract developers, remodelers)	87,027	2.2	12,931	—	—
Merchant Wholesalers, Durable Goods	75,241	1.9	17,674	—	—
Education	68,846	1.7	72,072	2,637	3.8
Crop Production	66,998	1.7	270	—	—
Motor Vehicle and Parts Dealers	66,516	1.7	11,391	—	—
Fabricated Metal Product Manufacturing	62,077	1.6	12,760	—	—
Administrative and Support Services	59,708	1.5	28,814	100	0.2
Food Services and Drinking Places	58,067	1.5	15,971	2,893	5.0
Wood Product Manufacturing	50,079	1.3	3,886	—	—
Industries with >$50 million in outstandings	$2,985,888	75.2%	$260,062	$42,314	1.4%
Industries with <$50 million in outstandings	$990,450	24.8%	$223,711	$18,228	1.8%
Total Commercial Loans	$3,976,338	100.0%	$483,773	$60,542	1.5%

Consumer Loans and Lease Financings	Total Outstanding Balance		PPP $ (1)	$ Balance of Modified Loans (2)	Modified Loans as a % of Portfolio (2)
Real Estate-Residential Secured for Personal Purpose	$487,600		$—	$7,444	1.5
Real Estate-Home Equity Secured for Personal Purpose	166,609		—	3	—
Loans to Individuals	27,482		—	35	0.1
Lease Financings	165,039		—	—	—
Total Consumer Loans and Lease Financings	$846,730		$—	$7,482	0.9%

Total	$4,823,068		$483,773	$68,024	1.4%
(1) Includes ($7.7) million of net deferred fees.
(2) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs as of December 31, 2020.

Table 9—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Average amount of loans and leases outstanding	$4,888,801	$4,148,619	$3,776,940	$3,420,847	$2,699,973

Allowance for credit losses, loans and leases, beginning of period	35,331	29,364	21,555	17,499	17,628
Impact of adoption of ASU 2016-13	12,922	—	—	—	—
Charge-offs:
Commercial, financial and agricultural loans	1,884	1,965	14,655	1,030	4,827
Real estate loans	3,222	736	71	1,798	1,007
Loans to individuals	267	335	353	317	395
Lease financings	526	427	572	3,992	759
Total charge-offs	5,899	3,463	15,651	7,137	6,988
Recoveries:
Commercial, financial and agricultural loans	745	367	2,140	801	1,454
Real estate loans	125	226	691	158	260
Loans to individuals	80	75	88	136	133
Lease financings	301	244	231	206	191
Total recoveries	1,251	912	3,150	1,301	2,038
Net charge-offs	4,648	2,551	12,501	5,836	4,950
Provision for credit losses, loans and leases	39,439	8,518	20,310	9,892	4,821
Allowance for credit losses, loans and leases, end of period	$83,044	$35,331	$29,364	$21,555	$17,499
Ratio of net charge-offs to average loans and leases	0.10%	0.06%	0.33%	0.17%	0.18%

During the second quarter of 2018, the Corporation recorded net charge-offs of $10.9 million related to a commercial loan borrower, see Executive Overview for additional information.

Table 10—Allowance for Credit Losses On Loans and Leases

The following table summarizes the allocation of the allowance for credit losses on loans and leases, and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2020		2019		2018		2017		2016
	ACL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans
Commercial, financial and agricultural loans	$13,584	16.8%	$8,759	21.6%	$7,983	23.4%	$6,742	24.8%	$7,037	25.1%
Paycheck Protection Program loans (1)	—	9.1	—	—	—	—	—	—	—	—
Real estate loans	67,076	70.5	24,607	74.3	19,338	72.3	13,254	70.8	9,272	69.9
Loans to individuals	533	0.5	470	0.7	484	0.8	373	0.8	364	0.9
Lease financings	1,701	3.1	1,311	3.4	1,288	3.5	1,132	3.6	788	4.1
Unallocated	150	N/A	184	N/A	271	N/A	54	N/A	38	N/A
Total	$83,044	100.0%	$35,331	100.0%	$29,364	100.0%	$21,555	100.0%	$17,499	100.0%
(1) The Corporation determined that was there was no risk of credit loss on Paycheck Protection Program loans at December 31, 2020. The Corporation believes it originated these loans in accordance with the SBA guidelines and as such are fully guaranteed by the SBA.
At December 31, 2020, the allowance for credit losses on individually analyzed loans was $585 thousand, or 1.9% of the balance of individually analyzed loans of $31.5 million. At December 31, 2019, the specific allowance on individually analyzed loans was $2.1 million, or 5.5% of the balance of individually analyzed loans of $38.4 million. At December 31, 2018, the specific allowance on individually analyzed loans was $1.4 million, or 5.3% of the balance of individually analyzed loans of $26.6 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. Other intangible assets decreased $1.4 million due to the amortization of intangible assets from prior acquisitions. There was no impairment of goodwill or identifiable intangibles recorded during 2018 through 2020. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefit plans. Bank owned life insurance increased $2.9 million from December 31, 2019 due to income on the underlying policies.

LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Deposits	$5,242,715	$4,360,075	$882,640	20.2%
Short-term borrowings	17,906	18,680	(774)	(4.1)
Long-term debt	110,000	150,098	(40,098)	(26.7)
Subordinated notes	183,515	94,818	88,697	93.5
Operating lease liabilities	37,690	37,617	73	0.2
Accrued interest payable and other liabilities	52,198	44,514	7,684	17.3
Total liabilities	$5,644,024	$4,705,802	$938,222	19.9%

Deposits

Total deposits increased $882.6 million, or 20.2%, from December 31, 2019, primarily due to increases in commercial, consumer and public fund deposits.

Table 11—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Noninterest-bearing deposits	$1,599,333	$1,210,577	$1,069,805
Interest-bearing checking deposits	692,049	500,295	461,676
Money market savings	1,113,039	995,403	764,777
Regular savings	874,366	802,865	798,332
Time deposits	572,103	677,199	601,674
Total average deposits	$4,850,890	$4,186,339	$3,696,264

The following table summarizes the maturities of time deposits with balances of $100 thousand or more. Brokered deposits in the amount of $15.0 million at December 31, 2020 are not included in total certificates of deposit of $100 thousand or more.

(Dollars in thousands)	At December 31, 2020
Due Three Months or Less	$89,382
Due Over Three Months to Six Months	42,393
Due Over Six Months to Twelve Months	53,170
Due Over Twelve Months	111,775
Total	$296,720

Borrowings

Total borrowings increased $47.8 million from December 31, 2019 primarily from $100.0 million aggregate principal amount fixed-to-floating rate subordinated notes issued in the third quarter of 2020. This increase was partially offset by a decrease of $40.1 million in long-term debt and a $10.0 million redemption of previously issued subordinated notes.

Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. Short-term borrowings at December 31, 2020 consisted of customer repurchase agreements on an overnight basis totaling $17.9 million. Long-term debt at December 31, 2020 consisted of Federal Home Loan bank advances totaling $110.0 million and subordinated notes of $183.5 million. At December 31, 2020 and 2019, the Bank had outstanding short-term letters of credit with the FHLB totaling $669.7 million and $535.6 million, respectively, which were utilized to collateralize public fund deposits.

Table 12—Borrowings

The following table summarizes the Corporation's borrowing activity at the dates indicated:

(Dollars in thousands)	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
2020
Short-term borrowings	$17,906	0.05%	$232,551	$86,658	0.38%
Long-term debt	110,000	1.42	210,069	189,410	1.52
Subordinated notes	183,515	4.96	193,481	134,949	5.01

2019
Short-term borrowings	$18,680	0.05%	$206,640	$56,882	1.78%
Long-term debt	150,098	2.04	170,218	156,366	2.07
Subordinated notes	94,818	5.32	94,818	94,695	5.33

2018
Short-term borrowings	$189,768	2.32%	$290,309	$144,312	1.68%
Long-term debt	145,330	2.03	155,782	150,032	1.85
Subordinated notes	94,574	5.33	94,574	94,451	5.34

SHAREHOLDERS' EQUITY

The following table presents total shareholders' equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	296,186	294,999	1,187	0.4
Retained earnings	306,899	288,803	18,096	6.3
Accumulated other comprehensive loss	(22,144)	(21,730)	(414)	1.9
Treasury stock	(46,253)	(44,734)	(1,519)	3.4
Total shareholders' equity	$692,472	$675,122	$17,350	2.6%

The increase in shareholder's equity at December 31, 2020 of $17.4 million from December 31, 2019 was primarily related to an increase in retained earnings of $18.1 million. Retained earnings was impacted by net income of $46.9 million, partially offset by $11.3 million upon adoption of CECL and by $17.5 million due to cash dividends declared. Treasury stock increased $1.5 million primarily related to repurchases of $4.4 million of stock offset by $2.6 million of stock issued under dividend reinvestment and employee stock purchase plans.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 23, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

The Banking segment reported pre-tax income of $53.2 million in 2020, $74.4 million in 2019 and $56.0 million in 2018. See the section of this MD&A under the heading "Net Interest Income", "Interest Income", "Interest Expense", and "Provision for Credit Losses" for a discussion of the Banking Segment.

The Wealth Management segment reported pre-tax income of $7.5 million in 2020 and 2019 and $7.2 million in 2018, which included noninterest income of $23.8 million in 2020, $23.9 million in 2019 and $23.2 million in 2018. Noninterest income decreased slightly from 2019 primarily due to decreased asset values driven by volatile market performance throughout 2020. Noninterest income increased in 2019 from 2018 primarily due to new client relationships and favorable market performance throughout 2019. Wealth Management assets under management and supervision were $4.1 billion as of December 31, 2020, $3.8 billion as of December 31, 2019 and $3.3 billion as of December 31, 2018. The increase in assets under management and supervision as of December 31, 2020, as compared to December 31, 2019, was primarily due to new client relationships and appreciation of assets under management and supervision.

The Insurance segment reported pre-tax income of $4.1 million in 2020, $4.3 million in 2019 and $3.0 million in 2018 which included noninterest income of $16.7 million in 2020, $17.3 million in 2019 and $16.4 million in 2018. The decreases in pre-tax income and noninterest income in 2020 compared to 2019 was primarily due to a decrease in contingent commission income, which was $1.4 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. Noninterest income increased in 2019 compared to 2018 primarily due to an increase in premiums for commercial lines and group life and health as well as an increase in contingent commission income.

Capital Adequacy

Capital guidelines assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2.

At December 31, 2020, the Corporation had a Tier 1 risk-based capital ratio of 10.76% and total risk-based capital ratio of 15.31%. At December 31, 2019, the Corporation had a Tier 1 capital ratio of 11.03% and total risk-based capital ratio of 13.78%. The Corporation continues to be in the "well-capitalized" category under regulatory standards. Details on the capital ratios can be found in Note 21, "Regulatory Matters," included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

Asset/Liability Management

The primary functions of Asset/Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance of interest-earning assets and interest-bearing liabilities. Management's objective with regard to interest rate risk is to understand the Corporation's sensitivity to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.
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

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Corporation's assets and liabilities. Minimizing the balance sheet's maturity and repricing risk is a continual focus in a changing interest rate environment. The Corporation uses a variety of techniques to assist in identifying the potential range of risk, including a maturity/repricing gap analysis as well as an Earnings at Risk analysis under various interest rate scenarios.

The gap analysis identifies interest rate risk by identifying repricing gaps in the Corporation’s balance sheet. All assets and liabilities are modeled to reflect some level of behavioral optionality, such as prepayments on loans, early call features on investments or potential pricing change and/or product change to interest bearing deposits. The Corporation projects all non-interest bearing deposits to be considered non-rate sensitive. These assumptions are based upon historic behavior; however, they are inherently uncertain and thus cannot precisely predict the impact of changes in interest rates. While actual results will differ from simulated results due to customer behavioral change and/or market and regulatory influences, the following models are important tools to guide management.

Table 13—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation's gap analysis at December 31, 2020:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$62,555	$62,555
Interest-earning deposits with other banks	157,303	—	—	—	—	157,303
Investment securities, net of allowance for credit losses	81,319	59,600	151,495	77,380	3,382	373,176
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	28,183	28,183
Loans held for sale	37,039	—	—	—	—	37,039
Loans and leases, net of allowance for credit losses*	3,275,565	346,403	1,362,726	322,147	(83,044)	5,223,797
Other assets	—	—	—	—	454,443	454,443
Total assets	$3,551,226	$406,003	$1,514,221	$399,527	$465,519	$6,336,496
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$1,690,663	$1,690,663
Interest-bearing demand deposits	2,070,183	—	—	—	—	2,070,183
Savings deposits	918,094	—	—	—	—	918,094
Time deposits	143,884	172,138	244,429	3,324	—	563,775
Borrowings	71,421	45,000	195,000	—	—	311,421
Other liabilities	—	—	—	—	89,888	89,888
Shareholders' equity	—	—	—	—	692,472	692,472
Total liabilities and shareholders' equity	$3,203,582	$217,138	$439,429	$3,324	$2,473,023	$6,336,496
Interest rate swaps	$15,644	$—	$—	$—	$—
Incremental gap	$363,288	$188,865	$1,074,792	$396,203	$(2,007,504)
Cumulative gap	$363,288	$552,153	$1,626,945	$2,023,148
Cumulative gap as a percentage of interest-earning assets	6.1%	9.3%	27.5%	34.3%
*PPP loans are included in the "Within Three Months" category, assuming full forgiveness.

The table above indicates that the Corporation should anticipate a greater amount of assets repricing than liabilities in the next twelve months. However, this table and analysis is limited as it does not take into account the magnitude of repricing due to rate changes.

Table 14—Net Interest Income - Summary of Earnings at Risk Simulation

Management also performs a simulation of net interest income to measure interest rate exposure. The following table demonstrates the anticipated impact of an instantaneous and parallel interest rate shift, or "shock," to the yield curve on the Corporation's net interest income over the next twelve months. This simulation incorporates the same assumptions noted above and assumes a static balance sheet with no incremental growth in interest-earning assets or interest-bearing liabilities over the next twelve months.

The changes to net interest income are shown in the below table at December 31, 2020. The results suggest the Corporation's year-end balance sheet is slightly asset sensitive as net interest income is projected to increase in a rising rate environment; however, actual results could be materially different than modeled, due to numerous factors, including interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$41,757	25.10%
+200 basis points	28,983	17.42
+100 basis points	15,545	9.34
-100 basis points	(3,683)	(2.21)

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

The Corporation's loan review department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations and provides objective measurement of the risk inherent in the loan portfolio.

The Corporation focuses on both assessing the borrower's capacity and willingness to repay and obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower's assets and by personal guarantees. Commercial real estate, construction and residential real estate secured for business purposes loans are originated primarily within the Pennsylvania, Maryland, Delaware and New Jersey market areas at prudent loan-to-value ratios and are often supported by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are identified and managed. See "Risk Factors" included herein under Item 1A for additional information on lending risk related to commercial loans.

The Corporation originates fixed-rate and adjustable-rate residential mortgage loans that are secured by the underlying 1- to 4-family residential properties for personal purposes. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio are generally insured by private mortgage insurance.

Credit risk in the consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80%, but may be increased to 85% for the Corporation's strongest profile borrowers. Other credit considerations and compensating factors may warrant higher combined loan-to-value ratios. These loans are included within the portfolio of loans to individuals.

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

The Corporation closely monitors delinquencies as another means of maintaining asset quality. Collection efforts begin after a loan payment is missed, by attempting to contact all borrowers. If collection attempts fail, the Corporation will proceed to gain control of all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to the Corporation.

Liquidity

The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation's ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings, certificates of deposit at maturity, operating expense and capital expenditures. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a daily basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

Cash Requirements, Contractual Obligations and Commitments

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2020, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one-year time period, is for extensions of credit and for the Bank to repay certificates of deposit and long-term borrowings. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

Commitments to extend credit, performance letters of credit, standby letters of credit, and other letters of credit are financial instruments issued by the Corporation to accommodate the financial needs of customers. The Corporation uses the same credit policies in issuing these financial instruments as it does for on-balance sheet financial instruments, including obtaining collateral when management's credit assessment of the customer deems it necessary. These financial instruments generally have fixed expiration dates and historically most of these financial instruments expire without being drawn upon. The Corporation maintains a reserve for off-balance sheet credit exposures that are currently unfunded.

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.

Performance letters of credit and standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The Corporation's exposure to credit loss is essentially the same as the risk involved in extending loans to customers.

Table 15—Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2020. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The table also shows the amounts and expected maturities of significant commitments at December 31, 2020. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit and the repayment of maturing time deposits are the Bank's most significant commitment in the under one-year time period.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Short-term borrowings	$17,906	$17,906	$—	$—	$—
Long-term debt and interest	113,615	16,300	37,209	60,106	—
Subordinated notes (a)	251,277	8,288	17,507	17,348	208,134
Time deposits (b)	578,635	320,542	218,945	35,547	3,601
Operating leases	50,689	3,866	7,692	7,288	31,843
Standby, performance and other letters of credit	70,550	55,713	14,837	—	—
Commitments to extend credit (c)	1,443,141	446,916	215,618	73,892	706,715
Net asset/liability derivative loan commitments (d)	2,576	2,576	—	—	—
Other long-term obligations (e)	12,979	7,831	4,846	297	5
Total contractual obligations	$2,541,368	$879,938	$516,654	$194,478	$950,298

Notes:	(a)	Includes interest for fixed and variable rate components. As specified in the note agreements, the Corporation has the option to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption.
	(b)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.
	(c)	Includes both revolving and straight lines of credit. Revolving lines are reported in the "Due in One Year or Less" category.
	(d)	Includes the fair value of these contractual arrangements at December 31, 2020.
	(e)	Represents obligations to the Corporation's third-party data processing provider and other vendors.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1, "Summary of Significant Accounting Policies" of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. In the normal course of its business activities including lending, investing, receiving deposits and borrowing funds, the Corporation is subject to changes in the economic value and/or earnings potential of the assets and liabilities due to changes in interest rates. The Corporation's Investment Asset/Liability Management Committee, is responsible for managing interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels. The Corporation's Board of Directors establishes policies that govern interest rate risk management.

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Rate Sensitivity.

Item 8.    Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses and its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, which established Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the allowance for credit losses related to pooled loans

As discussed in Notes 1 and 5 to the consolidated financial statements, the Corporation’s allowance for credit losses on loans and leases was $83.0 million as of December 31, 2020, a portion of which related to pooled loans (the collective ACL). The Corporation utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its collective ACL balance. The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. The Corporation estimated the collective ACL using a model that incorporates probability of default (PD) and loss given default (LGD) components. The PD model component incorporates economic factors into forecasting within the DCF model utilizing a method which generates PD rate inputs by analyzing how one or more economic factors, chosen based on statistical correlation to a loan pool's performance, change the default rate using a statistical regression analysis. The reasonable and supportable forecasts and scenarios are based on the projected performance of the selected economic variables which are sourced from a third party. Management evaluated each scenario to determine which is the single most reasonable and supportable, including the relevant economic factors (loss driver selection). Management utilizes a four quarter forecast period followed by a four quarter reversion to historical averages. The LGD model component is determined utilizing an estimation technique that derives a LGD input from segment specific risk curves that correlate LGD with PD. The effective interest rate of the underlying loans of the Corporation serves as the discount rate applied to the expected periodic cash flows. The collective ACL estimate also included consideration of the need for qualitative adjustments related to factors that are not fully captured in the quantitative model.

We identified the assessment of the collective ACL as a critical audit matter. Such assessment required complex auditor judgment, and specialized skills and knowledge in the industry due to significant measurement uncertainty. The assessment of the collective ACL encompassed the evaluation of the collective ACL methodology, including the assumptions used to estimate (1) the PD rate input and its key assumptions including loan pool segmentation, peer selection, the historical observation period, and loss driver selection, (2) the reasonable and supportable economic forecast and scenario and (3) the LGD input. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's measurement of the collective ACL, including controls over the:

•governance and oversight over the collective ACL methodology
•development of the PD rate input and LGD input
•determination of the key assumptions used to estimate the PD rate input, reasonable and supportable economic forecast and scenario, and the LGD rate input
•measurement and on-going monitoring of the collective ACL estimate.

We evaluated the Corporation's process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Corporation used and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:

•evaluating the Corporation's collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the assumptions used in determining the PD rate input, reasonable and supportable economic forecast, and LGD input, by inspecting management's model and methodology documentation and through comparisons against Company specific metrics and applicable industry and regulatory practices
•determining whether loans are pooled by similar risk characteristics by comparing to the Company's business and environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Corporation's accounting practices
•potential bias in the accounting estimate.

We have served as the Company's auditor since 2004.
Philadelphia, Pennsylvania
February 26, 2021

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2020	2019

ASSETS
Cash and due from banks	$62,555	$50,571
Interest-earning deposits with other banks	157,303	74,557
Cash and cash equivalents	219,858	125,128
Investment securities held-to-maturity (fair value $156,325 and $194,886 at December 31, 2020 and 2019, respectively)	151,257	192,052
Investment securities available-for-sale (amortized cost $221,254 and $251,014, net of allowance for credit losses of $869 and $— at December 31, 2020 and 2019, respectively)	218,640	246,924
Investments in equity securities	3,279	2,623
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,183	28,254
Loans held for sale	37,039	5,504
Loans and leases held for investment	5,306,841	4,386,836
Less: Allowance for credit losses, loans and leases	(83,044)	(35,331)
Net loans and leases held for investment	5,223,797	4,351,505
Premises and equipment, net	55,636	56,676
Operating lease right-of-use asset	34,325	34,418
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	8,866	10,284
Bank owned life insurance	117,718	114,778
Accrued interest receivable and other assets	65,339	40,219
Total assets	$6,336,496	$5,380,924
LIABILITIES
Noninterest-bearing deposits	$1,690,663	$1,279,681
Interest-bearing deposits:
Demand deposits	2,070,183	1,677,682
Savings deposits	918,094	796,702
Time deposits	563,775	606,010
Total deposits	5,242,715	4,360,075
Short-term borrowings	17,906	18,680
Long-term debt	110,000	150,098
Subordinated notes	183,515	94,818
Operating lease liabilities	37,690	37,617
Accrued interest payable and other liabilities	52,198	44,514
Total liabilities	5,644,024	4,705,802
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2020 and 2019; 31,556,799 shares issued at December 31, 2020 and 2019; 29,295,052 and 29,334,629 shares outstanding at December 31, 2020 and 2019, respectively	157,784	157,784
Additional paid-in capital	296,186	294,999
Retained earnings	306,899	288,803
Accumulated other comprehensive loss, net of tax benefit	(22,144)	(21,730)
Treasury stock, at cost; 2,261,747 and 2,222,170 shares at December 31, 2020 and 2019, respectively	(46,253)	(44,734)
Total shareholders' equity	692,472	675,122
Total liabilities and shareholders' equity	$6,336,496	$5,380,924
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018

Interest income
Interest and fees on loans and leases:
Taxable	$183,568	$186,041	$166,304
Exempt from federal income taxes	9,537	10,942	9,889
Total interest and fees on loans and leases	193,105	196,983	176,193
Interest and dividends on investment securities:
Taxable	7,842	10,660	9,388
Exempt from federal income taxes	678	1,420	1,841
Interest on deposits with other banks	574	2,876	1,101
Interest and dividends on other earning assets	1,746	2,154	1,965
Total interest income	203,945	214,093	190,488
Interest expense
Interest on demand deposits	7,724	18,633	11,061
Interest on savings deposits	2,057	3,660	2,357
Interest on time deposits	9,835	13,276	8,768
Interest on short-term borrowings	327	1,012	2,420
Interest on long-term debt	9,641	8,280	7,820
Total interest expense	29,584	44,861	32,426
Net interest income	174,361	169,232	158,062
Provision for credit losses	40,794	8,511	20,310
Net interest income after provision for credit losses	133,567	160,721	137,752
Noninterest income
Trust fee income	7,703	7,826	7,882
Service charges on deposit accounts	4,845	5,946	5,632
Investment advisory commission and fee income	15,944	15,940	15,098
Insurance commission and fee income	16,087	16,571	15,658
Other service fee income	7,543	9,341	9,332
Bank owned life insurance income	2,940	3,179	3,174
Net gain on sales of investment securities	871	54	10
Net gain on mortgage banking activities	16,442	3,946	3,125
Other income	5,953	2,619	262
Total noninterest income	78,328	65,422	60,173
Noninterest expense
Salaries, benefits and commissions	93,208	88,289	80,488
Net occupancy	10,358	10,221	10,260
Equipment	3,841	4,170	4,146
Data processing	11,333	10,450	9,014
Professional fees	5,338	5,563	5,391
Marketing and advertising	1,975	2,594	2,642
Deposit insurance premiums	2,591	780	1,836
Intangible expenses	1,216	1,595	2,166
Restructuring charges	1,439	—	571
Other expense	23,699	22,428	20,725
Total noninterest expense	154,998	146,090	137,239
Income before income taxes	56,897	80,053	60,686
Income tax expense	9,981	14,334	10,143
Net income	$46,916	$65,719	$50,543
Net income per share:
Basic	$1.60	$2.24	$1.72
Diluted	1.60	2.24	1.72
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2020			2019			2018
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$56,897	$9,981	$46,916	$80,053	$14,334	$65,719	$60,686	$10,143	$50,543
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,346	493	1,853	10,168	2,135	8,033	(7,280)	(1,529)	(5,751)
Provision for credit losses	569	119	450	—	—	—	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	(871)	(183)	(688)	(54)	(11)	(43)	(10)	(2)	(8)
Total net unrealized gains (losses) on available-for-sale investment securities	2,044	429	1,615	10,114	2,124	7,990	(7,290)	(1,531)	(5,759)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(553)	(116)	(437)	(420)	(88)	(332)	74	16	58
Less: reclassification adjustment for net losses (gains) realized in net income (2)	254	53	201	(22)	(5)	(17)	15	3	12
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(299)	(63)	(236)	(442)	(93)	(349)	89	19	70
Defined benefit pension plans:
Net unrealized losses arising during the period	(3,772)	(792)	(2,980)	(2,308)	(485)	(1,823)	(1,603)	(337)	(1,266)
Less: amortization of net actuarial loss included in net periodic pension costs (3)	1,202	252	950	1,176	248	928	1,124	236	888
Less: accretion of prior service cost included in net periodic pension costs (3)	—	—	—	(181)	(38)	(143)	(283)	(59)	(224)
Total defined benefit pension plans	(2,570)	(540)	(2,030)	(1,313)	(275)	(1,038)	(762)	(160)	(602)
Other comprehensive (loss) income	(825)	(174)	(651)	8,359	1,756	6,603	(7,963)	(1,672)	(6,291)
Total comprehensive income	$56,072	$9,807	$46,265	$88,412	$16,090	$72,322	$52,723	$8,471	$44,252
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in interest expense on demand deposits on the consolidated statements of income (before tax amount).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (before tax amount). See Note 12, "Retirement Plans and Other Postretirement Benefits" for additional details.

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2017	29,334,859	$157,784	$290,133	$216,761	$(17,771)	$(43,533)	$603,374

Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	—	—	—	433	(433)	—	—
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	—	—	—	3,921	(3,921)		—
Net income	—	—	—	50,543	—	—	50,543
Other comprehensive loss, net of income tax benefit	—	—	—	—	(6,291)	—	(6,291)
Cash dividends declared ($0.80 per share)	—	—	—	(23,492)	—	—	(23,492)
Stock-based compensation	—	—	2,557	—	—	—	2,557
Stock issued under dividend reinvestment and employee stock purchase plans	84,466	—	152	1	—	2,142	2,295
Exercise of stock options	59,750	—	(43)	—	—	1,174	1,131
Restricted stock awards granted, net of cancellations	25,754	—	(398)	—	—	398	—
Purchases of treasury stock	(233,977)	—	—	—	—	(5,984)	(5,984)
Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133

Adjustment to initially apply ASU No. 2016-02 for leases	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities	—	—	—	(39)	—	—	(39)
Net income	—	—	—	65,719	—	—	65,719
Other comprehensive income, net of income tax	—	—	—	—	6,603	—	6,603
Cash dividends declared ($0.80 per share)	—	—	—	(23,437)	—	—	(23,437)
Stock-based compensation	—	—	2,277	—	—	—	2,277
Stock issued under dividend reinvestment and employee stock purchase plans	90,669	—	162	1	—	2,070	2,233
Exercise of stock options	69,038	—	(182)	—	—	1,385	1,203
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Purchases of treasury stock	(78,581)	—	—	—	—	(2,045)	(2,045)
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122

Adjustment to initially apply ASU No. 2016-13 for CECL (1)	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	46,916	—	—	46,916
Other comprehensive loss, net of income tax benefit	—	—	—	—	(651)	—	(651)
Cash dividends declared ($0.60 per share)	—	—	—	(17,522)	—	—	(17,522)
Stock-based compensation	—	—	1,367	(14)	—	—	1,353
Stock issued under dividend reinvestment and employee stock purchase plans	140,721	—	(197)	—	—	2,566	2,369
Vesting of restricted stock unit awards	17,035	—	(346)	—	—	346	—
Exercise of stock options	21,500	—	(55)	—	—	439	384
Cancellations of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(204,056)	—	—	—	—	(4,452)	(4,452)
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2020" for additional information.
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$46,916	$65,719	$50,543
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40,794	8,511	20,310
Depreciation of premises and equipment	4,780	5,277	5,581
Net gain on sales of investment securities	(871)	(54)	(10)
Net gain on mortgage banking activities	(16,442)	(3,946)	(3,125)
Bank owned life insurance income	(2,940)	(3,179)	(3,174)
Net amortization of investment securities premiums and discounts	2,594	1,738	1,602
Amortization, fair market value adjustments and capitalization of servicing rights	218	141	(196)
Net amortization (accretion) of acquisition accounting fair value adjustments	42	(761)	(1,037)
Stock-based compensation	1,480	2,348	2,557
Intangible expenses	1,216	1,595	2,166
Other adjustments to reconcile net income to cash (used in) provided by operating activities	(5,485)	(1,635)	305
Deferred tax benefit	(9,854)	(1,807)	(599)
Originations of loans held for sale	(484,842)	(227,083)	(158,097)
Proceeds from the sale of loans held for sale	468,070	227,473	161,357
Contributions to pension and other postretirement benefit plans	(270)	(266)	(3,264)
(Increase) decrease in accrued interest receivable and other assets	(2,835)	(2,332)	4,547
Increase in accrued interest payable and other liabilities	8,608	1,409	6,540
Net cash provided by operating activities	51,179	73,148	86,006
Cash flows from investing activities:
Proceeds from sale of premises and equipment	4	1,410	1,169
Purchases of premises and equipment	(3,753)	(3,856)	(4,288)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	81,850	34,207	11,526
Proceeds from maturities, calls and principal repayments of securities available-for-sale	54,758	67,020	54,702
Proceeds from sales of securities available-for-sale	66,421	26,494	1,010
Purchases of investment securities held-to-maturity	(43,115)	(84,733)	(99,132)
Purchases of investment securities available-for-sale	(91,273)	(2,993)	(1,986)
Proceeds from sales of money market mutual funds	12,297	5,035	11,225
Purchases of money market mutual funds	(13,139)	(5,413)	(6,482)
Net decrease (increase) in other investments	71	83	(1,133)
Proceeds from sale of loans originally held-for-investment	14,416	—	—
Net increase in loans and leases	(947,204)	(381,343)	(398,240)
Proceeds from sales of other real estate owned	1,275	720	490
Purchases of bank owned life insurance	—	—	(1,563)
Proceeds from bank owned life insurance	—	—	1,384
Net cash used in investing activities	(867,392)	(343,369)	(431,318)
Cash flows from financing activities:
Net increase in deposits	882,625	474,190	331,170
Net (decrease) increase in short-term borrowings	(774)	(171,088)	84,337
Proceeds from issuance of long-term debt	125,000	25,000	10,000
Repayment of long-term debt	(165,000)	(20,000)	(20,000)
Proceeds from issuance of subordinated notes	100,000	—	—
Subordinated notes issuance costs	(1,552)	—	—
Repayment of subordinated notes	(10,000)	—	—
Payment of contingent consideration on acquisitions	(121)	(129)	(131)
Purchases of treasury stock	(4,452)	(2,045)	(5,984)
Stock issued under dividend reinvestment and employee stock purchase plans	2,369	2,233	2,295
Proceeds from exercise of stock options	384	1,203	1,131
Cash dividends paid	(17,536)	(23,435)	(23,495)

Net cash provided by financing activities	910,943	285,929	379,323
Net increase in cash and cash equivalents	94,730	15,708	34,011
Cash and cash equivalents at beginning of year	125,128	109,420	75,409
Cash and cash equivalents at end of period	$219,858	$125,128	$109,420

	For the Years Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,233	$44,479	$30,875
Cash paid for income taxes, net of refunds	17,316	17,171	2,022
Non cash transactions:
Transfer of loans to other real estate owned	$8,405	$71	$477
Transfer of loans to loans held for sale	14,416	—	—
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(All dollar amounts presented in tables are in thousands, except share and per share data. "N/M" equates to "not meaningful"; "-" equates to "zero" or "doesn't round to a reportable number"; and "N/A" equates to "not applicable".)

Note 1. Summary of Significant Accounting Policies

Organization

Univest Financial Corporation (the Corporation) through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. The Bank is the parent company of Girard Investment Services, LLC, a registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm, and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency, and Univest Capital, Inc., an equipment financing business. The Bank's subsidiaries enhance the traditional banking services provided by the Bank.
The Bank serves Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York Counties in Pennsylvania and Atlantic and Cape May Counties in New Jersey through 40 banking offices and provides banking services to the residents and employees of 14 retirement communities.

On January 25, 2021, the Bank opened a banking office in York County, Pennsylvania, and on January 29, 2021, the Bank closed two banking offices in Montgomery County, Pennsylvania. These branch closures were completed as part of the Corporation's branch optimization plan that was announced in the fourth quarter of 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, including the Bank as the Corporation's primary subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation. Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Corporation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and the determination of the allowance for credit losses.

Earnings per Share

The Corporation uses the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under the Corporation's equity incentive plans are participating shares with nonforfeitable rights to dividends. Restricted stock awards granted prior to January 1, 2019 represent participating shares. Restricted stock units granted subsequent to January 1, 2019 do not contain nonforfeitable dividend rights and are therefore not participating shares. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if options on common shares had been exercised. Potential common shares that may be issued by the Corporation relate to outstanding stock options and restricted stock units, and are determined using the treasury stock method. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value.

Antidilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, exceeding the average restricted stock units outstanding for the periods presented.

Cash and Cash Equivalents

The Corporation has defined those items included in the caption "Cash and due from banks" and "Interest-earning deposits with other banks" as cash and cash equivalents. Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less. At times, such balances exceed the FDIC limits for insurance coverage.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of estimated income taxes. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2020 or 2019.

Purchase premiums and discounts are recognized in interest income using the interest method over the expected life of the securities except for premiums on callable debt securities, which are amortized to the next call date. Due to volatility in the financial markets, there is the risk that any future fair value could vary from that disclosed in the accompanying financial statements. Realized gains and losses on the sale of investment securities are recorded on the trade date, determined using the specific identification method, and are included in the consolidated statements of income.

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

Accrued interest receivable on held-to-maturity debt securities totaled $441 thousand at December 31, 2020 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Corporation obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Corporation believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $477 thousand at December 31, 2020 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Investment Securities - Prior to ASU No. 2016-13 adoption

The Corporation adopted ASU No. 2016-13 effective January 1, 2020. Financial statement amounts related to Investment Securities recorded as of December 31, 2019 and for the periods ending December 31, 2019 and 2018 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

At December 31, 2020 and 2019, the Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $13.5 million at December 31, 2020 and 2019. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and periodically evaluated for impairment based on ultimate recovery of par value. The Corporation determined there was no impairment of its investments in these stocks at December 31, 2020 or 2019.

Loans Held for Sale

The Corporation may elect the fair value option for loans intended for sale in the secondary market. This election is made on a loan level basis at the time of origination, if the fair value option is not elected, loans held for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2020, loans held for sale were accounted for under the fair value option. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.

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

A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. When a loan or lease is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed and the amortization of the deferred fees and costs is suspended. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management's judgment as to the ultimate collectability of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus during the year ended December 31, 2020. Accordingly, these loans and leases were not categorized as troubled debt restructurings.

Accrued interest receivable on loans and leases held for investment totaled $15.3 million at December 31, 2020 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. $14.2 million of this amount is excluded from the estimate of expected credit losses. $1.1 million of this amount represents accrued interest receivable on loans that were modified in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus and includes an allowance for credit losses of $18 thousand.

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Loan and Lease Fees

Fees collected upon loan or lease originations and certain direct costs of originating loans and leases are deferred and recognized over the contractual lives of the related loans and leases as yield adjustments using the interest method. Upon prepayment or other disposition of the underlying loans and leases before their contractual maturities, any associated unearned fees or unamortized costs are recognized. Initial direct costs, comprised of commissions paid that would not have been incurred if the lease had not been obtained, are deferred and amortized over the life of the contract, and are classified within net interest income on leases.

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses (ACL) on loans and leases is a valuation account that is used to present the net amount expected to be collected on a loan or lease. The ACL on loans and leases is measured on a collective (pooled) basis when similar risk characteristics exist. The ACL on loans and leases is adjusted through provision for credit losses as a charge against, or credit to, earnings. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and any subsequent recoveries are credited to the ACL on loans and leases. Management evaluates the ACL on loans and leases on a quarterly basis and when changes in the reserve are necessary, an adjustment is made. The ACL on loans and leases is included within Allowance for credit losses, loans and leases on the consolidated balance sheet. Changes in the ACL on loans and leases are recorded within Provision for credit losses on the consolidated statement of income.

Management utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance.

Management uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts in calculating its ACL. Historical credit loss experience provides one of the bases for the estimation of expected credit losses. Management determines whether there is a need to make qualitative adjustments to historical loss information by monitoring certain factors including differences in current loan-specific risk characteristics as well as for changes in external or environmental conditions, or other relevant factors.

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

Probability of Default (PD)

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selects economic factors for each loan pool that have strong correlations to historical default rates, and reviews the economic factors selected on an annual basis. For the period ended December 31, 2020, the factors management selected were unemployment rate, GDP, housing pricing index and retail sales.

Loss Given Default (LGD)

Management elected to use the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives a LGD input from segment specific risk curves that correlates LGD with PD.

Prepayment and Curtailment rates

Prepayment Rates: Loan and lease level transaction data is used to calculate quarterly prepayment rates using available historical loan and lease level data. Those quarterly rates are annualized and the average of the annualized rates is used in the DCF calculation for fixed payment or term loans. Rates are calculated for each pool.

Curtailment Rates: Loan level transaction data is used to calculate annual curtailment rates using available historical loan level data. The average of the historical rates is used in the DCF model for interest only payment or line of credit type loans. Rates are calculated for each pool.

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model.

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

Discount Rate

The effective interest rate of the underlying loans and leases of the Corporation serves as the discount rate applied to the expected periodic cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments which can be reasonably estimated for each pool.

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

Reserve for Loan and Lease Losses - Prior to ASU No. 2016-13 adoption

The Corporation adopted ASU No. 2016-13 effective January 1, 2020. Financial statement amounts related to the Allowance For Credit Losses On Loans and Leases recorded as of December 31, 2019 and for the periods ending December 31, 2019 and 2018 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2019.

The reserve for loan and lease losses is maintained at a level representing management's best estimate of known risks and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectability. Management evaluates the need to establish reserves against losses on loans and leases on a quarterly basis. When changes in the reserve are necessary, an adjustment is made

The reserve for loan and lease losses is adjusted through provisions for loan and lease losses charged against or credited to income. Loans deemed to be uncollectible are charged against the reserve for loan and lease losses, and any subsequent recoveries are credited to the reserve.

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

Premises and Equipment

Land is stated at cost, and premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the expected life of the related lease or the remaining estimated useful life of the asset. The estimated useful life for new buildings constructed on land owned is forty years. For new buildings constructed on leased land or land improvements, the estimated useful life is the initial term including anticipated renewable terms, typically not exceeding twenty-five years. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts.

Goodwill and Other Intangible Assets

The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized using the sum of the year's digits over their estimated useful lives of up to fifteen years. Customer related intangibles are amortized over their estimated useful lives of five to twelve years. The Corporation performs an assessment of goodwill at least on an annual basis or more often if events and circumstances indicate that a goodwill impairment test should be performed. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The Corporation has selected October 31st as the date to perform the annual impairment test.

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

Other Real Estate Owned

Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in Other income. OREO is reported in Accrued interest receivable and other assets on the consolidated balance sheet.

Retirement Plans and Other Postretirement Benefits

Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits previously accrued under the noncontributory retirement plan were frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant's final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also maintains a non-qualified benefit plan that provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. This non-qualified benefit plan is not offered to new participants and all current participants are now retired. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation's measurement date for plan assets and obligations is fiscal year-end. The Corporation recognizes on its consolidated balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan which was established in 1981 prior to the existence of 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. This non-qualified plan is accounted for under guidance for deferred compensation arrangements.

Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the underlying transaction is recognized in earnings. To determine fair value, the Corporation uses third-party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date.

The Corporation may use interest-rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The entire change in the fair values of the derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in interest income. In a fair value hedge, the entire change in the fair values of the interest rate swap and hedged item included in the assessment of hedge effectiveness is recorded in interest income effective January 1, 2019. Prior to January 1, 2019, the difference between changes in the fair values of the interest rate swap agreement and the hedged item represents hedge ineffectiveness and was recorded in other noninterest income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

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

Off-balance Sheet Commitments and Reserve for Unfunded Commitments

Commitments are made to accommodate the financial needs of customers. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Corporation maintains a reserve for off-balance sheet credit exposures that are currently unfunded. Management calculates funding rates using loan level data history at the portfolio level. The current quarter's funding rate is subtracted from the maximum historical funding rate which is then applied to each pool's total available line of credit. The applicable ACL pool level loss rates for the current quarter are then applied to calculate the reserve for unfunded commitments liability each period.

The reserve for off-balance sheet credit exposures is included within Accrued expenses and other liabilities on the consolidated balance sheet. Changes in the reserve for off-balance sheet credit exposures are recorded within Provision for credit losses on the consolidated statement of income.

Lease Liabilities and Right-of-Use Assets

The Corporation adopted ASU 2016-02 effective January 1, 2019. The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2020, the Corporation's leases have remaining terms of 4 months to 22 years.

Income Taxes

There are two components of income tax expense: current and deferred. Current income taxes approximates cash to be paid or refunded for taxes for the applicable period. Deferred income taxes are provided for temporary differences between amounts reported for financial statement and tax purposes. Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Deferred tax assets are subject to management's judgment based upon available evidence that future taxes are "more likely than not" to be realized. If management determines that the Corporation is not more likely than not to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Penalties are recorded in noninterest expense in the year they are assessed and paid and are treated as a nondeductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and paid and is treated as a deductible expense for tax purposes.

Stock-Based Compensation

The fair value of share-based awards is recognized as compensation expense over the vesting period, on a straight-line basis, based on the grant-date fair value of the awards.

The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation records forfeitures as they occur. Options issu~~e~~d become exercisable and vest equally over a three-year period and remain exercisable for a period not exceeding ten years from the date of grant.

The fair value of restricted stock is equivalent to the fair value of the Corporation's common stock on the date of grant. The Corporation grants performance-based and service-based restricted stock. The performance-based restricted stock vests based upon the Corporation's performance with respect to certain financial measures over a three-year period and based on the passage of time. The service-based restricted stock vests based on the passage of time. The fair value of restricted stock is recognized as compensation expense over the vesting period and for performance-based restricted stock is adjusted for a probability factor of achieving the performance goals.

Revenue Recognition

The Corporation's revenue is the sum of net interest income and noninterest income. Revenues are recognized when obligations under the terms of contracts with customers are satisfied, including the transfer of control of the promised goods or services to customers, in an amount that reflects the consideration the Corporation expects to be entitled to in exchange for those goods or services. The Corporation provides services to customers which have related performance obligations that are completed to recognize revenue. The Corporation's revenues are generally recognized either immediately upon the completion of the services or over time as the services are performed. Any services performed over time generally require services to be rendered each period and therefore progress in completing these services is measured based upon the passage of time.

Marketing and Advertising Costs

The Corporation's accounting policy is to expense marketing and advertising costs as incurred.

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2020 for the Corporation. The results reported for periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

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

In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Financial Instruments (Topic 825)." The amendments to Topic 326 address how a company considers recoveries and extension options when estimating expected credit losses. The ASU clarifies that a company's estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off. The ASU also clarifies that a company should consider contractual extension or renewal options that it cannot unconditionally cancel when determining the contractual term over which expected credit losses are measured. This guidance became effective on January 1, 2020 for the Corporation.

The Corporation adopted ASU No. 2019-04 and incorporated the applicable items into the CECL model described as follows. Management addressed the provision in ASU No. 2019-04 related to how a company considers recoveries by performing an analysis to estimate recoveries that could be reasonably expected based on historical experience as described further above. Management addressed the provision in ASU No. 2019-04 related to how a company considers extension options when estimating expected credit losses as described further above. Management reviewed the provision in the ASU No. 2019-04 related to Topics 815 and 825 and determined these amendments did not have a material impact on the Corporation's financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This ASU eliminates Step 2 of the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Corporation adopted this guidance as of January 1, 2020. The adoption did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements Yet to Be Adopted

In August 2018, the FASB issued ASU No. 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Disclosures removed by this ASU include the following: (1) amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; and (3) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additional disclosures required by this ASU include: (1) the weighted-average interest crediting rates used in an entity's cash balance pension plans and other similar plans; and (2) explanations for reasons for significant changes in the benefit obligation or plan assets. All amendments should be applied retrospectively. This ASU is effective on January 1, 2021 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statement disclosures but will result in revised disclosures for retirement plans and other postretirement benefits.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. This ASU is effective on January 1, 2021 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321): Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." This ASU 2020-01 clarifies the interactions between ASC 321, ASC 323 and ASC 815 and addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. This ASU is effective on January 1, 2022 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Corporation, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Corporation anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict whether a replacement rate index, which we anticipate will be the Secured Overnight Financing Rate (SOFR), and the adoption of the ASU, will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2020	2019	2018
Numerator:
Net income	$46,916	$65,719	$50,543
Net income allocated to unvested restricted stock awards	(69)	(236)	(333)
Net income allocated to common shares	$46,847	$65,483	$50,210
Denominator:
Weighted average shares outstanding	29,244	29,300	29,370
Average unvested restricted stock awards	(46)	(107)	(193)
Denominator for basic earnings per share—weighted-average shares outstanding	29,198	29,193	29,177
Effect of dilutive securities—employee stock options and restricted stock units	70	68	82
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,268	29,261	29,259
Basic earnings per share	$1.60	$2.24	$1.72
Diluted earnings per share	$1.60	$2.24	$1.72
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	491	325	319

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. There was no reserve requirement at December 31, 2020 as a result of the Federal Reserve Board reducing the reserve requirement ratios to zero during the first quarter of 2020. The reserve requirement at December 31, 2019 was $11.1 million and was satisfied by vault cash held at the Bank's branches. The average balances at the Federal Reserve Bank of Philadelphia were $270.7 million and $138.4 million for the years ended December 31, 2020 and 2019, respectively.

The Corporation maintains interest-earning deposit accounts at other financial institutions and pledges certain deposits as collateral for credit derivatives and interest rate swap agreements. At December 31, 2020, the Corporation had $100 thousand of deposits pledged for interest rate swap agreements. At December 31, 2019, the Corporation had no deposits pledged for credit derivatives and interest rate swap agreements. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at December 31, 2020 and the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2019, by contractual maturity within each type:

	At December 31, 2020					At December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$171	$—	—	$7,169	$6,997	$66	$—	$7,063
	6,998	171	—	—	7,169	6,997	66	—	7,063
Residential mortgage-backed securities:
After 5 years to 10 years	6,325	253	—	—	6,578	9,083	129	—	9,212
Over 10 years	137,934	4,644	—	—	142,578	175,972	2,749	(110)	178,611
	144,259	4,897	—	—	149,156	185,055	2,878	(110)	187,823
Total	$151,257	$5,068	$—	$—	$156,325	$192,052	$2,944	$(110)	$194,886
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$—	$—	$—	$—	$—	$301	$—	$(1)	$300
	—	—	—	—	—	301	—	(1)	300
State and political subdivisions:
After 1 year to 5 years	3,560	33	—	—	3,593	4,717	23	—	4,740
After 5 years to 10 years	9,881	63	—	—	9,944	29,563	292	—	29,855
	13,441	96	—	—	13,537	34,280	315	—	34,595
Residential mortgage-backed securities:
Within 1 year	—	—	—	—	—	304	9	—	313
After 1 year to 5 years	323	10	—	—	333	611	3	(1)	613
After 5 years to 10 years	1,664	58	—	—	1,722	36,893	107	(21)	36,979
Over 10 years	110,018	2,153	(63)	—	112,108	80,630	378	(453)	80,555
	112,005	2,221	(63)	—	114,163	118,438	497	(475)	118,460
Collateralized mortgage obligations:
After 5 years to 10 years	754	21	—	—	775	2,377	6	(22)	2,361
Over 10 years	4,561	—	(15)	—	4,546	—	—	—	—
	5,315	21	(15)	—	5,321	2,377	6	(22)	2,361
Corporate bonds:
Within 1 year	499	2	—	—	501	6,012	1	(4)	6,009
After 1 year to 5 years	29,498	1,440	—	(16)	30,922	29,606	596	(61)	30,141
After 5 years to 10 years	60,496	3	(5,450)	(853)	54,196	—	—	—	—
Over 10 years	—	—	—	—	—	60,000	—	(4,942)	55,058
	90,493	1,445	(5,450)	(869)	85,619	95,618	597	(5,007)	91,208
Total	$221,254	$3,783	$(5,528)	$(869)	$218,640	$251,014	$1,415	$(5,505)	$246,924

Gross unrealized gains and losses on available-for-sale securities are recognized in accumulated other comprehensive income (loss) and changes in the allowance for credit loss are recorded in provision for credit loss expense. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $249.6 million and $340.8 million at December 31, 2020 and 2019, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $32.6 million and $12.5 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2020 and 2019, respectively. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Securities available-for-sale:
Proceeds from sales	$66,421	$26,494	$1,010
Gross realized gains on sales	885	78	10
Gross realized losses on sales	14	24	—
Tax expense related to net realized gains on sales	183	11	2
At December 31, 2020 and 2019, there were no reportable investments in any single issuer representing more than 10% of shareholders' equity.
The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2020 and 2019, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2020
Securities Held-to-Maturity
Total	$—	$—	$—	$—	$—	$—
Securities Available-for-Sale
Residential mortgage-backed securities	$13,677	$(62)	$31	$(1)	$13,708	$(63)
Collateralized mortgage obligations	4,545	(15)	—	—	4,545	(15)
Total	$18,222	$(77)	$31	$(1)	$18,253	$(78)

At December 31, 2019
Securities Held-to-Maturity
Residential mortgage-backed securities	$26,767	$(110)	$—	$—	$26,767	$(110)
Total	$26,767	$(110)	$—	$—	$26,767	$(110)
Securities Available-for-Sale
U.S. government corporations and agencies	$—	$—	$300	$(1)	$300	$(1)
Residential mortgage-backed securities	21,827	(62)	48,672	(413)	70,499	(475)
Collateralized mortgage obligations	—	—	1,295	(22)	1,295	(22)
Corporate bonds	998	—	65,506	(5,007)	66,504	(5,007)
Total	$22,825	$(62)	$115,773	$(5,443)	$138,598	$(5,505)

At December 31, 2020, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $18.3 million, including unrealized losses of $78 thousand. These holdings were comprised of four federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. The Corporation did not recognize any other-than-temporary impairment charges on these securities for the year ended December 31, 2019.

At December 31, 2020, no held-to-maturity securities held by the Corporation were in an unrealized loss position. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended December 31, 2020 or other-than-temporary impairment charges for the year ended December 31, 2019.

The table below presents a rollforward by major security type for the year ended December 31, 2020 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
For the Year Ended December 31, 2020
Securities Available-for-Sale
Beginning balance	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	(300)
Change in securities for which a previous expected credit loss was recognized	(569)
Ending balance	$(869)

At December 31, 2020, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $58.7 million, including unrealized losses of $5.5 million, and allowance for credit losses of $869 thousand. These holdings were in an unrealized loss position for a period of greater than twelve months and were comprised of seven investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these underlying securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities. The Corporation concluded that a portion of decline in the value of these securities was indicative of a credit loss. The Corporation recorded a provision for credit losses of $569 thousand on these available-for-sale debt securities for the year ended December 31, 2020. The Corporation did not record any other-than-temporary impairment charges on these securities for the years ended December 31, 2019 and 2018.

The Corporation recognized a $186 thousand net loss and a $80 thousand net gain on equity securities during the years ended December 31, 2020 and 2019, respectively, in other noninterest income. There were no sales of equity securities during the years ended December 31, 2020 or 2019.

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2020	2019
Commercial, financial and agricultural	$892,665	$947,029
Paycheck Protection Program	483,773	—
Real estate-commercial	2,458,872	2,040,441
Real estate-construction	243,355	232,595
Real estate-residential secured for business purpose	381,446	373,973
Real estate-residential secured for personal purpose	487,600	439,059
Real estate-home equity secured for personal purpose	166,609	174,435
Loans to individuals	27,482	29,883
Lease financings	165,039	149,421
Loans and leases held for investment, net of deferred income	5,306,841	4,386,836
Less: Allowance for credit losses, loans and leases	(83,044)	(35,331)
Net loans and leases held for investment	$5,223,797	$4,351,505

Imputed interest on lease financings, included in the above table	$(17,670)	$(16,340)
Net deferred (fees) costs, included in the above table	(2,903)	5,999
Overdraft deposits included in the above table	948	407

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at December 31, 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2020
Commercial, financial and agricultural	$1,104	$279	$50	$1,433	$888,405	$889,838	$2,827	$892,665
Paycheck Protection Program	—	—	—	—	483,773	483,773	—	483,773
Real estate—commercial real estate and construction:
Commercial real estate	3,230	859	945	5,034	2,431,099	2,436,133	22,739	2,458,872
Construction	361	—	—	361	242,994	243,355	—	243,355
Real estate—residential and home equity:
Residential secured for business purpose	3,726	603	—	4,329	374,331	378,660	2,786	381,446
Residential secured for personal purpose	6,057	80	—	6,137	479,377	485,514	2,086	487,600
Home equity secured for personal purpose	607	32	—	639	164,923	165,562	1,047	166,609
Loans to individuals	190	74	185	449	27,033	27,482	—	27,482
Lease financings	898	291	212	1,401	163,431	164,832	207	165,039
Total	$16,173	$2,218	$1,392	$19,783	$5,255,366	$5,275,149	$31,692	$5,306,841

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current, acquired credit impaired loans and nonaccrual loans and leases at December 31, 2019:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Acquired Credit Impaired	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2019
Commercial, financial and agricultural	$2,602	$150	$20	$2,772	$940,815	$943,587	$—	$3,442	$947,029
Real estate—commercial real estate and construction:
Commercial real estate	3,473	266	—	3,739	2,008,568	2,012,307	206	27,928	2,040,441
Construction	—	—	—	—	232,338	232,338	—	257	232,595
Real estate—residential and home equity:
Residential secured for business purpose	2,078	2,442	—	4,520	366,473	370,993	—	2,980	373,973
Residential secured for personal purpose	2,969	446	—	3,415	433,548	436,963	58	2,038	439,059
Home equity secured for personal purpose	605	297	—	902	172,106	173,008	—	1,427	174,435
Loans to individuals	157	73	74	304	29,579	29,883	—	—	29,883
Lease financings	1,409	296	49	1,754	147,161	148,915	—	506	149,421
Total	$13,293	$3,970	$143	$17,406	$4,330,588	$4,347,994	$264	$38,578	$4,386,836

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2020 and 2019.

	At December 31,
	2020				2019
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$2,827	$—	$50	$2,877	$3,442	$—	$20	$3,462
Real estate—commercial real estate and construction:
Commercial real estate	22,739	—	945	23,684	27,928	—	—	27,928
Construction	—	—	—	—	257	—	—	257
Real estate—residential and home equity:
Residential secured for business purpose	2,786	—	—	2,786	2,980	—	—	2,980
Residential secured for personal purpose	2,086	—	—	2,086	2,038	—	—	2,038
Home equity secured for personal purpose	1,047	53	—	1,100	1,427	54	—	1,481
Loans to individuals	—	—	185	185	—	—	74	74
Lease financings	207	—	212	419	506	—	49	555
Total	$31,692	$53	$1,392	$33,137	$38,578	$54	$143	$38,775
 * Includes nonaccrual troubled debt restructured loans of $14.1 million and $13.8 million at December 31, 2020 and December 31, 2019, respectively.

The following table presents the amortized cost basis of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing as of December 31, 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At December 31, 2020
Commercial, financial and agricultural	$2,187	$640	$2,827	$50
Real estate-commercial	22,739	—	22,739	945
Real estate-residential secured for business purpose	2,663	123	2,786	—
Real estate-residential secured for personal purpose	1,958	128	2,086	—
Real estate-home equity secured for personal purpose	1,047	—	1,047	—
Loans to individuals	—	—	—	185
Lease financings	—	207	207	212
Total	$30,594	$1,098	$31,692	$1,392

For the year ended December 31, 2020, $4 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents the amortized cost basis of collateral-dependent nonaccrual loans by class of loans and type of collateral as of December 31, 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2020
Commercial, financial and agricultural	$1,351	$1,194	$282	$2,827
Real estate-commercial	22,739	—	—	22,739
Real estate-residential secured for business purpose	2,786	—	—	2,786
Real estate-residential secured for personal purpose	2,086	—	—	2,086
Real estate-home equity secured for personal purpose	1,047	—	—	1,047
Total	$30,009	$1,194	$282	$31,485
(1) Collateral consists of business assets, including accounts receivable and personal property.
(2) Loans fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loan are delinquent. Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2020. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real estate-residential secured for a business purpose loans by credit quality indicator at December 31, 2020 under ASC 326.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$162,547	$93,967	$74,722	$38,906	$17,371	$56,053	$427,336	$870,902
2. Special Mention	2,723	783	316	500	777	1,144	8,318	14,561
3. Substandard	—	430	362	28	—	627	5,755	7,202
Total	$165,270	$95,180	$75,400	$39,434	$18,148	$57,824	$441,409	$892,665

Paycheck Protection Program
Risk Rating
1. Pass	$483,773	$—	$—	$—	$—	$—	$—	$483,773
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$483,773	$—	$—	$—	$—	$—	$—	$483,773

Real Estate-Commercial
Risk Rating
1. Pass	$1,084,157	$481,997	$223,646	$268,236	$143,041	$157,503	$43,008	$2,401,588
2. Special Mention	6,220	10,076	3,498	—	1,250	5,870	1,247	28,161
3. Substandard	3,803	3,998	709	11,383	1,207	6,690	1,333	29,123
Total	$1,094,180	$496,071	$227,853	$279,619	$145,498	$170,063	$45,588	$2,458,872

Real Estate-Construction
Risk Rating
1. Pass	$116,840	$59,507	$39,009	$113	$2,950	$—	$3,711	$222,130
2. Special Mention	21,225	—	—	—	—	—	—	21,225
3. Substandard	—	—	—	—	—	—	—	—
Total	$138,065	$59,507	$39,009	$113	$2,950	$—	$3,711	$243,355

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$118,925	$72,149	$52,775	$43,347	$37,768	$25,170	$25,510	$375,644
2. Special Mention	1,354	—	188	77	175	130	—	1,924
3. Substandard	28	991	50	64	1,065	962	718	3,878
Total	$120,307	$73,140	$53,013	$43,488	$39,008	$26,262	$26,228	$381,446

Totals By Risk Rating
1. Pass	$1,966,242	$707,620	$390,152	$350,602	$201,130	$238,726	$499,565	$4,354,037
2. Special Mention	31,522	10,859	4,002	577	2,202	7,144	9,565	65,871
3. Substandard	3,831	5,419	1,121	11,475	2,272	8,279	7,806	40,203
Total	$2,001,595	$723,898	$395,275	$362,654	$205,604	$254,149	$516,936	$4,460,111

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2020.

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

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: Real estate-residential secured for personal purpose loans, Real estate-home equity secured for personal purpose loans, Loans to individuals and Lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2020. Loans and leases past due 90 days or more, loans and leases on nonaccrual status and troubled debt restructured loans and lease modifications are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Real estate-residential secured for personal purpose loans, Real estate-home equity secured for personal purpose loans, Loans to individuals and Lease financings by credit quality indicator at December 31, 2020 under ASC 326.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$191,987	$61,880	$56,314	$50,983	$38,975	$84,138	$1,237	$485,514
2. Nonperforming	666	—	56	—	—	1,364	—	2,086
Total	$192,653	$61,880	$56,370	$50,983	$38,975	$85,502	$1,237	$487,600

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$1,195	$815	$829	$1,160	$518	$2,189	$158,803	$165,509
2. Nonperforming	—	—	198	—	—	36	866	1,100
Total	$1,195	$815	$1,027	$1,160	$518	$2,225	$159,669	$166,609

Loans to Individuals
Payment Performance
1. Performing	$1,795	$1,425	$970	$441	$220	$2,266	$20,180	$27,297
2. Nonperforming	—	—	—	—	—	23	162	185
Total	$1,795	$1,425	$970	$441	$220	$2,289	$20,342	$27,482

Lease Financings
Payment Performance
1. Performing	$72,173	$45,972	$30,679	$11,613	$3,616	$567	$—	$164,620
2. Nonperforming	12	182	5	205	7	8	—	419
Total	$72,185	$46,154	$30,684	$11,818	$3,623	$575	$—	$165,039

Totals by Payment Performance
1. Performing	$267,150	$110,092	$88,792	$64,197	$43,329	$89,160	$180,220	$842,940
2. Nonperforming	678	182	259	205	7	1,431	1,028	3,790
Total	$267,828	$110,274	$89,051	$64,402	$43,336	$90,591	$181,248	$846,730

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2020.

The following table presents by class, the recorded investment in loans and leases held for investment by performance status at December 31, 2019 under ASC 310.

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Total
At December 31, 2019
Performing	$437,021	$172,954	$29,809	$148,866	$788,650
Nonperforming	2,038	1,481	74	555	4,148
Total	$439,059	$174,435	$29,883	$149,421	$792,798

Allowance for Credit Losses on Loan and Leases and Recorded Investment in Loans and Leases

The ACL on loans increased during the year ended December 31, 2020 primarily due changes in economic assumptions, which were inherently impacted by COVID-19, and loan growth. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the year ended December 31, 2020. The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	Beginning balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	Provision (recovery of provision) for credit losses	Charge-offs	Recoveries	Ending balance

For the Year Ended December 31, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$680	$(1,884)	$745	$13,584
Real Estate-Commercial	15,750	6,208	33,090	(2,853)	35	52,230
Real Estate-Construction	2,446	29	823	—	—	3,298
Real Estate-Residential Secured for Business Purpose	2,622	2,502	2,306	(188)	75	7,317
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	1,229	(181)	—	3,055
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	449	—	15	1,176
Loans to Individuals	470	104	146	(267)	80	533
Lease Financings	1,311	(135)	750	(526)	301	1,701
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$39,439	$(5,899)	$1,251	$83,044

For the Year Ended December 31, 2019
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$7,983	$—	$2,374	$(1,965)	$367	$8,759
Real Estate-Commercial and Construction	13,903	—	4,602	(402)	93	18,196
Real Estate-Residential Secured for Business Purpose	2,236	—	396	(122)	112	2,622
Real Estate-Residential and Home Equity Secured for Personal Purpose	3,199	—	781	(212)	21	3,789
Loans to Individuals	484	—	246	(335)	75	470
Lease Financings	1,288	—	206	(427)	244	1,311
Unallocated	271	—	(87)	N/A	N/A	184
Total	$29,364	$—	$8,518	$(3,463)	$912	$35,331

For the Year Ended December 31, 2018
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$6,742	$—	$13,756	$(14,655)	$2,140	$7,983
Real Estate-Commercial and Construction	9,839	—	3,771	(40)	333	13,903
Real Estate-Residential Secured for Business Purpose	1,661	—	326	(31)	280	2,236
Real Estate-Residential and Home Equity Secured for Personal Purpose	1,754	—	1,367	—	78	3,199
Loans to Individuals	373	—	376	(353)	88	484
Lease Financings	1,132	—	497	(572)	231	1,288
Unallocated	54	—	217	N/A	N/A	271
Total	$21,555	$—	$20,310	$(15,651)	$3,150	$29,364
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

The following presents, by portfolio segment, the balance in the ACL on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at December 31, 2020 and 2019:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At December 31, 2020
Commercial, Financial and Agricultural	$535	$13,049	$13,584	$2,827	$889,838	$—	$892,665
Paycheck Protection Program	—	—	—	—	483,773	—	483,773
Real Estate-Commercial	—	52,230	52,230	22,739	2,435,946	187	2,458,872
Real Estate-Construction	—	3,298	3,298	—	243,355	—	243,355
Real Estate-Residential Secured for Business Purpose	24	7,293	7,317	2,786	378,660	—	381,446
Real Estate-Residential Secured for Personal Purpose	26	3,029	3,055	2,086	485,514	—	487,600
Real Estate-Home Equity Secured for Personal Purpose	—	1,176	1,176	1,047	165,562	—	166,609
Loans to Individuals	—	533	533	—	27,482	—	27,482
Lease Financings	—	1,701	1,701	—	165,039	—	165,039
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$585	$82,459	$83,044	$31,485	$5,275,169	$187	$5,306,841
At December 31, 2019
Commercial, Financial and Agricultural	$44	$8,715	$8,759	$3,442	$943,587	$—	$947,029
Real Estate-Commercial and Construction	1,562	16,634	18,196	28,185	2,244,534	317	2,273,036
Real Estate-Residential Secured for Business Purpose	306	2,316	2,622	2,980	370,993	—	373,973
Real Estate-Residential and Home Equity Secured for Personal Purpose	196	3,593	3,789	3,519	609,975	—	613,494
Loans to Individuals	—	470	470	—	29,883	—	29,883
Lease Financings	—	1,311	1,311	277	149,144	—	149,421
Unallocated	N/A	184	184	N/A	N/A	N/A	N/A
Total	$2,108	$33,223	$35,331	$38,403	$4,348,116	$317	$4,386,836
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020			2019
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	$—	$—	1	$55	$55
Total	—	$—	$—	1	$55	$55

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$619	$619	4	$1,475	$1,475
Real estate—commercial real estate	—	—	—	2	12,414	12,414
Real estate—residential secured for personal purpose	1	544	544	—	—	—
Total	2	$1,163	$1,163	6	$13,889	$13,889

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

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus during the year ended December 31, 2020 and have not categorized these modifications as troubled debt restructurings. These loans and leases had a combined principal balance of approximately $68.0 million as of December 31, 2020, which represents approximately 1.4% of the loan portfolio, excluding PPP loans.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2020 and 2019 (excluding loans modified in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus):

	Maturity Date Extension		Amortization Period Extension		Incremental Extension of Credit		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$619	—	$—	1	$619
Real estate—residential secured for personal purpose	—	—	1	544	—	—	1	544
Total	—	$—	2	$1,163	—	$—	2	$1,163

For the Year Ended December 31, 2019
Accruing Troubled Debt Restructured Loans:
Real estate—home equity secured for personal purpose	—	$—	1	$55	—	$—	1	$55
Total	—	$—	1	$55	—	$—	1	$55

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$19	2	$956	1	$500	4	$1,475
Real estate—commercial real estate	—	—	1	1,313	1	11,101	2	12,414
Total	1	$19	3	$2,269	2	$11,601	6	$13,889

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	For the Years Ended December 31,
	2020		2019
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$17
Total	—	$—	1	$17

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at December 31, 2020 and 2019:

(Dollars in thousands)	At December 31, 2020	At December 31, 2019
Real estate-residential secured for personal purpose	$64	$714
Real estate-home equity secured for personal purpose	—	1,058
Total	$64	$1,772

The following presents foreclosed residential real estate property included in other real estate owned at December 31, 2020 and 2019.

(Dollars in thousands)	At December 31, 2020	At December 31, 2019
Foreclosed residential real estate	$—	$71

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

The following presents the maturity analysis of lease financing receivables:

(Dollars in thousands)	At December 31, 2020	At December 31, 2019
2020	N/A	$57,515
2021	61,724	45,510
2022	49,970	32,233
2023	35,631	18,345
2024	20,821	6,639
2025	8,319	957
Thereafter	2,763	1,302
Total lease financing receivables	179,228	162,501
Plus: Unguaranteed residual	914	886
Plus: Initial direct costs	2,567	2,374
Less: Imputed interest	(17,670)	(16,340)
Net investment in lease financing receivables	$165,039	$149,421

Note 6. Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2020	2019
Land and land improvements	$14,549	$14,292
Premises and improvements	55,703	54,158
Furniture and equipment	30,374	28,678
Total cost	100,626	97,128
Less: accumulated depreciation	(44,990)	(40,452)
Net book value	$55,636	$56,676

Note 7. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performs an annual test of goodwill for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of goodwill during 2018 through 2020.

The Corporation also has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018 was $4.5 million, $3.5 million and $3.4 million, respectively.

The Corporation also performs an annual test of other intangible assets for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of other intangible assets during 2018 through 2020.

Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2020 and 2019 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2018	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2019	138,476	15,434	18,649	172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2020	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2020			At December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$4,787	$2,001	$6,788	$4,026	$2,762
Customer related intangibles	7,604	7,147	457	8,819	7,923	896
Servicing rights	22,354	15,946	6,408	19,160	12,534	6,626
Total amortized intangible assets	$36,746	$27,880	$8,866	$34,767	$24,483	$10,284
(1) Included within accumulated amortization is a valuation allowance of $87 thousand on mortgage servicing rights at December 31, 2020. There was no valuation allowance as of December 31, 2019.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

(Dollars in thousands)
Year	Amount
2021	$923
2022	666
2023	409
2024	267
2025	144
Thereafter	49
Total	$2,458

The aggregate fair value of mortgage servicing rights was $6.7 million and $9.2 million at December 31, 2020 and 2019, respectively. The fair value of these rights was determined using a discount rate of 10.0% at December 31, 2020 and 2019.

Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Beginning of period	$6,626	$6,768	$6,573
Servicing rights capitalized	3,194	1,787	1,458
Amortization of servicing rights	(3,325)	(1,929)	(1,263)
Changes in valuation allowance	(87)	—	—
End of period	$6,408	$6,626	$6,768
Loans serviced for others	$1,200,742	$1,080,905	$1,031,506

Changes in the valuation allowance for mortgage servicing rights are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Valuation allowance, beginning of period	$—	$—	$—
Additions	(87)	—	—
Valuation allowance, end of period	$(87)	$—	$—

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in thousand)
Year	Amount
2021	$1,675
2022	1,250
2023	931
2024	693
2025	427
Thereafter	1,432
Total	$6,408

Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2020	2019
Other real estate owned	$7,355	$516
Accrued interest receivable	16,475	14,100
Accrued income and other receivables	7,340	6,973
Fair market value of derivative financial instruments	2,894	399
Other prepaid expenses	11,470	13,936
Net deferred tax assets	16,514	3,615
Other	3,291	680
Total accrued interest and other assets	$65,339	$40,219

Note 9. Deposits

Deposits and their respective weighted average interest rate at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020		2019
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,690,663	—%	$1,279,681
Demand deposits	0.22	2,070,183	0.96	1,677,682
Savings deposits	0.08	918,094	0.37	796,702
Time deposits	1.30	563,775	1.95	606,010
Total	0.24%	$5,242,715	0.71%	$4,360,075

The aggregate amount of time deposits in denominations of $100 thousand or more was $296.7 million at December 31, 2020 and $293.2 million at December 31, 2019. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $161.6 million at December 31, 2020 and $143.0 million at December 31, 2019.

At December 31, 2020, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
Year	Amount
Due in 2021	$12,178
Due in 2022	304,928
Due in 2023	93,332
Due in 2024	115,886
Due in 2025	24,000
Thereafter	13,451
Total	$563,775

Note 10. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2020
Short-term borrowings:
FHLB borrowings	$—	—%	$—	$5,048	1.68%
Federal funds purchased	—	—	40,000	1,388	1.64
Customer repurchase agreements	17,906	0.05%	39,615	20,747	0.05
Other short-term borrowings	—	—	192,936	59,475	0.35

Long-term debt:
FHLB advances	$110,000	1.42%	$200,000	$181,722	1.54%

Subordinated notes	$183,515	4.96%	$193,481	$134,949	5.01%

2019
Short-term borrowings:
FHLB borrowings	$—	—%	$190,740	$23,485	2.57%
Federal funds purchased	—	—	8,500	15,217	2.63
Customer repurchase agreements	18,680	0.05	22,995	18,180	0.05

Long-term debt:
FHLB advances	$140,000	2.04%	$150,000	$139,397	2.00%
Security repurchase agreements	10,098	2.07	20,308	16,969	2.61

Subordinated notes	$94,818	5.32%	$94,818	$94,695	5.33%

The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $2.2 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2020 and 2019, the Bank had outstanding short-term letters of credit with the FHLB totaling $669.7 million and $535.6 million, respectively, which were utilized to collateralize public fund deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank's qualifying collateral assets as well as the FHLB's internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.4 billion at December 31, 2020.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $40.7 million and $94.8 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At December 31, 2020 and 2019, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank have a total of $2.2 billion and $1.9 billion of committed borrowing capacity at December 31, 2020 and 2019, respectively, of which $1.5 billion and $1.2 billion was available as of December 31, 2020 and 2019, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $460.0 million and $504.0 million at December 31, 2020 and 2019, respectively, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2020	Weighted Average Rate
2021	$15,000	1.93%
2022	—	—
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
Thereafter	—	—
Total	$110,000	1.42%

Subordinated Notes
On August 5, 2020, the Corporation issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes (the "2020 Notes") due 2030. The net proceeds, which approximated $98.4 million, will be used for general corporate purposes.
The 2020 Notes bear interest at an annual rate of 5.00%, payable semi-annually in arrears commencing on February 15, 2021. The last interest payment date for the fixed rate period will be August 15, 2025. From and including August 15, 2025 to, but excluding, August 15, 2030 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the expected Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 495.2 basis points, payable quarterly in arrears, commencing on November 15, 2025. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. The related issuance costs of $1.6 million are being amortized on a straight-line basis (which approximates the level-yield method) into interest expense over five years.
The Corporation may redeem the 2020 Notes (i) in whole or in part beginning with the interest payment date of August 15, 2025, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time within 90 days upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.
On July 1, 2016, the Corporation issued $45.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2026 (the "2016 Notes") in a private placement transaction to institutional accredited investors. The net proceeds of the offering approximated $44.5 million. The 2016 Notes bear interest at an annual fixed rate of 5.00% from the date of issuance until June 30, 2021, or any early redemption date. From June 30, 2021 to the maturity date of June 30, 2026 (or any early redemption date), the 2016 Notes will bear interest at an annual rate equal to three-month LIBOR rate plus 3.90%. Beginning with the interest payment date of June 30, 2021, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2016 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2016 Notes, plus accrued and unpaid interest to the date of the redemption. The

Corporation may also redeem the 2016 Notes, in whole but not in part, at any time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.
On March 30, 2015, the Corporation issued $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the "2015 Notes") in a private placement transaction to institutional accredited investors. The net proceeds of the offering approximated $49.3 million, The 2015 Notes bear interest at an annual fixed rate of 5.10% from the date of issuance until March 30, 2020, or any early redemption date. From March 30, 2020 to the maturity date of March 30, 2025 (or any early redemption date), the 2015 Notes will bear interest at an annual rate equal to the three-month LIBOR rate plus 3.544%. Beginning with the interest payment date of March 30, 2020, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2015 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2015 Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the 2015 Notes, in whole, at any time, or in part from time to time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve. As of December 31, 2020, the Corporation opted to redeem $10.0 million of principal from the outstanding 2015 Notes.

The subordinated notes qualify as Tier 2 capital for regulatory capital purposes for the first five years of the notes' terms. The Tier 2 capital benefit is phased out at 20% per year after the fifth year (from years six to ten) and have no benefit in the tenth year.

Note 11. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statement of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current:
Federal	$18,498	$15,043	$9,770
State	1,337	1,098	972
Deferred:
Federal	(9,288)	(1,068)	(862)
State	(566)	(739)	263
	$9,981	$14,334	$10,143

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2020	2019	2018
Expected provision at statutory rate	21.0%	21.0%	21.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(3.8)	(3.2)	(4.0)
Increase in value of bank owned life insurance assets	(1.1)	(0.8)	(1.1)
Stock-based compensation	0.2	—	(0.2)
State income taxes, net of federal benefits	1.1	0.4	1.6
Adjustment to deferred tax assets and liabilities for enacted changes in tax laws and rates	—	—	(0.5)
Changes in valuation allowance	0.2	0.2	0.1
Other	(0.1)	0.3	(0.2)
Effective tax rate	17.5%	17.9%	16.7%

On March 27, 2020, the CARES Act was enacted into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as enhanced interest deductibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018, 2019 and 2020, and additional depreciation deductions related to qualified improvement property. The Corporation has concluded its analysis of these provisions as of December 31, 2020 and determined they did not have a material impact on the Corporation's income taxes for 2020.

On December 22, 2017, the SEC released Staff Accounting Bulletin No. 118 (SAB 118) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Cuts and Jobs Act ("TCJA") in situations where a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the TCJA's enactment date to complete the necessary accounting. The Corporation completed the calculations of the provisional items with the completion of the 2017 tax returns. The impact of the completed calculations to the re-measurement of the Corporation's net deferred tax asset resulted in an income tax benefit of $300 thousand which the Corporation recorded in 2018. The Corporation concluded its analysis and determined that no adjustments were necessary to deferred tax assets, representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million.

Retained earnings included $6.0 million at December 31, 2020, 2019 and 2018, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.

At December 31, 2020 and 2019, the Corporation had no material unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2017.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.

The Corporation has a state net operating loss carry-forward of $71.2 million which will begin to expire in 2021 if not utilized. A valuation allowance at December 31, 2020 and 2019 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation's deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses, loans and leases	$18,113	$7,680
Deferred compensation	1,625	1,834
Actuarial adjustments on retirement benefits*	5,408	4,868
State net operating losses	5,621	5,071
Other-than-temporary impairments on equity securities	151	151
Net unrealized holding losses on securities available-for-sale and swaps*	483	915
Lease liability	8,227	8,177
Deferred loan fees and costs	583	—
Other deferred tax assets	2,148	1,146
Gross deferred tax assets	42,359	29,842
Valuation allowance	(4,766)	(4,284)
Total deferred tax assets, net of valuation allowance	37,593	25,558
Deferred tax liabilities:
Mortgage servicing rights	1,370	1,404
Retirement plans	5,309	5,299
Deferred loan fees and costs	—	1,330
Acquisition-related fair value adjustments	1,236	1,515
Intangible assets	2,580	1,956
Accounting method change adjustment	385	768
Depreciation	888	1,137
Right of use asset	7,491	7,481
Other deferred tax liabilities	1,820	1,053
Total deferred tax liabilities	21,079	21,943
Net deferred tax assets	$16,514	$3,615
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 12. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$53,685	$46,868	$3,069	$2,283
Service cost	477	436	109	67
Interest cost	1,692	1,905	96	94
Actuarial loss	6,423	7,104	377	731
Benefits paid	(2,846)	(2,628)	(111)	(106)
Benefit obligation at end of year	$59,431	$53,685	$3,540	$3,069

Change in plan assets:
Fair value of plan assets at beginning of year	$51,607	$45,379	$—	$—
Actual return on plan assets	6,306	8,696	—	—
Benefits paid	(2,846)	(2,628)	(111)	(106)
Corrective payment	140	—	—	—
Employer contribution and non-qualified benefit payments	159	160	111	106
Fair value of plan assets at end of year	$55,366	$51,607	$—	$—
Funded status	(4,065)	(2,078)	(3,540)	(3,069)
Unrecognized net actuarial loss	24,526	22,433	989	638
Net amount recognized	$20,461	$20,355	$(2,551)	$(2,431)

Information for the pension plan with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2020 is shown below. Information for December 31, 2019 is shown for comparative purposes.

	At December 31,
(Dollars in thousands)	2020	2019
Projected benefit obligation	$57,116	$51,443
Accumulated benefit obligation	55,642	48,629
Fair value of plan assets	55,366	51,607
Components of net periodic benefit cost were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2020	2019	2018	2020	2019	2018
Service cost	$477	$436	$560	$109	$67	$88
Interest cost	1,692	1,905	1,760	96	94	92
Expected loss on plan assets	(3,291)	(3,061)	(3,287)	—	—	—
Amortization of net actuarial loss	1,176	1,176	1,120	26	—	4
Accretion of prior service cost	—	(181)	(283)	—	—	—
Net periodic benefit cost (income)	$54	$275	$(130)	$231	$161	$184

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statement of income.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2021:
Amortization of net actuarial loss	$1,270	$46
Accretion of prior service cost	—	—

During 2021, the Corporation expects to contribute approximately $156 thousand to the Retirement Plans and approximately $94 thousand to Other Postretirement Benefits.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2021	$2,956	$94
2022	2,985	96
2023	3,049	102
2024	3,063	107
2025	3,050	109
Years 2026-2030	15,336	703
Total	$30,439	$1,211
Weighted-average assumptions used to determine benefit obligations at December 31, 2020 and 2019 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2020	2019	2020	2019
Assumed discount rate	2.4%	3.2%	2.4%	3.2%
Assumed salary increase rate	3%-6%	3% - 6%	—	—

The benefit obligation for all plans at December 31, 2020 was based on the Pri-2012 White Collar Dataset Mortality Table with scale MP-2020 fully generational published by the Society of Actuaries. The discount rate is based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2020 and 2019 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2020	2019	2020	2019
Assumed discount rate	3.2%	4.2%	3.2%	4.2%
Assumed long-term rate of investment return	6.5%	7.0%	—	—
Assumed salary increase rate	3%-6%	3% - 6%	—	—

The net periodic costs for the years ended December 31, 2020 and 2019 was based on the Pri-2012 White Collar Mortality Table projected to 2029 using scale MP-2019 published by the Society of Actuaries. The discount rate was based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

The Corporation's pension plan asset allocation at December 31, 2020 and 2019, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2020	2019
Asset Category:
Equity securities	60%	61%
Debt securities	37	38
Other	3	1
Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 60% equity to 40% fixed income mix to achieve the overall expected long-term rate of return of 6.5%. Equity securities do not include any common stock of the Corporation.

The major categories of assets in the Corporation's pension plan at year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 18, "Fair Value Disclosures."

	Fair Value Measurements at December 31,
(Dollars in thousands)	2020	2019
Level 1:
Mutual funds	$37,602	$34,332
Short-term investments	1,984	1,068
Level 2:
U.S. government obligations	5,721	6,167
Corporate bonds	6,204	6,540
Certificates of deposit	3,855	3,500
Level 3:
Total fair value of plan assets	$55,366	$51,607

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2020, 2019 and 2018 was $1.8 million, $1.5 million, and $1.4 million, respectively.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2020, 2019 and 2018 was $224 thousand, $134 thousand and $215 thousand, respectively.

Note 13. Stock-Based Incentive Plan

The Corporation maintains the 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan to permit the issuance of restricted stock units.

Beginning in 2019, the Corporation issued to directors and employees ("grantees") restricted stock units rather than restricted stock awards or stock options, which were issued to grantees in prior reporting periods. Restricted stock units differ from restricted stock awards in that Corporation stock is not issued to grantees at the date of the grant and the grantee does not have voting or dividend rights during the vesting period. In the following schedules, issued restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date and methodology for recording stock-based compensation expense is the same.

Under the Amended and Restated Univest 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,706,946 options and restricted stock to employees and non-employee directors. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years. There were 2,509,615 share awards available for future grants at December 31, 2020 under the plan. At December 31, 2020, there were 453,785 options to purchase common stock and 305,704 unvested restricted stock awards and units outstanding under the plan.

The following is a summary of the Corporation's stock option activity and related information for the year ended December 31, 2020:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2020
Outstanding at December 31, 2019	508,111	$24.83
Expired	(2,000)	28.33
Forfeited	(30,826)	26.10
Exercised	(21,500)	17.84
Outstanding at December 31, 2020	453,785	25.06	5.8	$268
Exercisable at December 31, 2020	404,014	24.63	5.6	268

The following is a summary of nonvested stock options at December 31, 2020 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2019	163,261	$6.54
Vested	(106,131)	6.58
Forfeited	(7,359)	6.48
Nonvested stock options at December 31, 2020	49,771	6.46

The Corporation's estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee turnover. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury strip rate in effect at the time of grant. Expected dividend yield is calculated based on the most recently declared quarterly dividend, multiplied by four, over the exercise price. Expected volatility is based on the historical volatility of the Corporation's stock over the expected life of the grant.

The following aggregated assumptions were used to estimate the fair value of options granted for the periods indicated. The Corporation did not issue stock options during the years ended December 31, 2020 and 2019.

For the Year Ended December 31,
2018
Expected option life in years	6.6
Risk free interest rate	2.80%
Expected dividend yield	2.81%
Expected volatility	27.15%
Fair value of options	$6.46

In the following tables, issued restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date and methodology for recording stock-based compensation expense is the same for restricted stock units and restricted stock awards. The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at December 31, 2020 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2019	209,378	$26.76
Granted (1)	262,844	19.00
Vested	(59,855)	27.17
Cancelled (2)	(106,663)	23.39
Nonvested share awards and units at December 31, 2020	305,704	21.18
(1) Includes the impact of modifications of 83,764 awards at a weighted average fair value of $19.80.
(2) Includes the impact of modifications of 83,764 awards at a weighted average fair value of $22.67.

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Restricted stock awards and units granted	262,844	114,729	59,953
Weighted average grant date fair value	$19.00	$25.65	$28.39
Intrinsic value of awards granted	$4,994	$3,072	$1,293
Restricted stock awards and units vested	59,855	44,807	97,201
Weighted average grant date fair value	$27.17	$21.65	$20.13
Intrinsic value of awards vested	$1,375	$1,119	$2,709
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards and units at December 31, 2020 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$62	0.2
Restricted stock awards and units	4,072	1.7
	$4,134	1.7

The following table presents information related to the Corporation's compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Stock-based compensation expense:
Stock options	$338	$716	$1,020
Restricted stock awards and units	1,142	1,632	1,537
Employee stock purchase plan	88	74	68
Total	$1,568	$2,422	$2,625
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$278	$518	$620

There were no significant modifications or accelerations to options, restricted stock awards or restricted stock units during the period 2018 through 2020.

Note 14. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$(4,061)	$9	$(13,719)	$(17,771)
Adjustment to initially apply ASU No. 2016-01 for equity securities measured at fair value	(433)	—	—	(433)
Adjustment to initially apply ASU No. 2018-02 for reclassification of stranded net tax charges	(968)	2	(2,955)	(3,921)
Other comprehensive (loss) income	(5,759)	70	(602)	(6,291)
Balance, December 31, 2018	(11,221)	81	(17,276)	(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	83	—	83
Other comprehensive income (loss)	7,990	(349)	(1,038)	6,603
Balance, December 31, 2019	(3,231)	(185)	(18,314)	(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL (1)	237	—	—	237
Other comprehensive income (loss)	1,615	(236)	(2,030)	(651)
Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
(1) See Note 1, "Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2020" for additional information.

Note 15. Leases

The following table provides information with respect to the Corporation's operating leases:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$3,862	$3,789
Short-term lease cost	12	—
Variable lease cost	5	2
Total lease cost	$3,879	$3,791
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	3,693	3,536

	At December 31, 2020	At December 31, 2019
Weighted-average remaining lease term in years	13.9	14.8
Weighted-average discount rate	4.14%	4.24%

At December 31, 2020, maturities of lease liabilities are as follows:

(Dollars in thousands)
Year	Amount
2021	$3,866
2022	3,871
2023	3,821
2024	3,691
2025	3,597
Thereafter	31,843
Total lease payments	50,689
Less: imputed interest	(12,999)
Present value of lease liabilities	$37,690

Note 16. Commitments and Contingencies

Lending Operations

Commitments to extend credit, performance letters of credit, standby letters of credit, and other letters of credit are financial instruments issued by the Corporation to accommodate the financial needs of customers. The Corporation uses the same credit policies in issuing these financial instruments as it does for on-balance sheet financial instruments, including obtaining collateral when management's credit assessment of the customer deems it necessary. These financial instruments generally have fixed expiration dates and historically most of these financial instruments expire without being drawn upon. The Corporation maintains a reserve for off-balance sheet credit exposures that are currently unfunded.

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.

Performance letters of credit and standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The Corporation's exposure to credit loss is essentially the same as the risk involved in extending loans to customers. At December 31, 2020, the maximum potential amount of future payments under letters of credit is $70.6 million. The current carrying amount of the contingent obligation is $498 thousand.

The following schedule summarizes the Corporation's off-balance sheet financial instruments at December 31, 2020:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,443,141
Performance letters of credit	34,215
Financial standby letters of credit	35,998
Other letters of credit	337

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2020, the reserve for sold mortgages was $309 thousand.

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

Service Contracts

At December 31, 2020, the Corporation had contracts with third-party providers to manage the Corporation's network operations, data processing and other related services. The projected amount of the Corporation's future minimum payments due for contracts with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2021	$7,831
2022	4,327
2023	519
2024	252
2025	45
Thereafter	5
Total	$12,979

Note 17. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Corporation periodically uses interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation's credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party.

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At December 31, 2020, approximately $234 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2020. At December 31, 2020, the notional amount of the interest rate swap was $15.5 million, and the fair value was a liability of $533 thousand.

The Corporation has an interest rate swap with a current notional amount of $179 thousand for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At December 31, 2020, the Corporation had ninety-four variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $643.6 million and remaining maturities ranging from 15 months to 10 years. At December 31, 2020, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $535 thousand. At December 31, 2020, the fair value of the swaps to the customers was a net liability of $32.6 million and these swaps were in paying positions to the third-party financial institution.

The maximum potential payments by the Corporation to the third-party financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and the agreement does not provide for a limitation of the maximum potential payment amount.

Mortgage Banking Derivatives

Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation's derivative loan commitments are commitments to sell loans secured by 1-to 4-family residential properties whose predominant risk characteristic is interest rate risk.

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2020 and 2019. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2020
Interest rate swap - cash flow hedge	$15,465		$—	Other liabilities	$533
Total	$15,465		$—		$533
At December 31, 2019
Interest rate swap - cash flow hedge	$16,286		$—	Other liabilities	$235
Total	$16,286		$—		$235

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2020 and 2019:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2020
Interest rate swap	$179		$—	Other liabilities	$8
Credit derivatives	643,556		—	Other liabilities	535
Interest rate locks with customers	77,246	Other assets	2,894		—
Forward loan sale commitments	112,690		—	Other liabilities	752
Total	$833,671		$2,894		$1,295
At December 31, 2019
Interest rate swap	$303		$—	Other liabilities	$14
Credit derivatives	270,147		—	Other liabilities	176
Interest rate locks with customers	19,966	Other assets	399		—
Forward loan sale commitments	21,846		—	Other liabilities	19
Total	$312,262		$399		$209

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2020	2019	2018
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$254	$(22)	$15
Interest rate swap—fair value hedge—effectiveness	Interest income	—	(5)	—
Interest rate swap—cash flow hedge—ineffectiveness	Other noninterest income	—	—	83
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	—	—	3
Total net (loss) gain		$(254)	$17	$71

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2020	2019	2018
Credit derivatives	Other noninterest income	$5,733	$1,350	$262
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	2,495	(91)	(37)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(733)	131	(211)
Total net gain		$7,495	$1,390	$14

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2020 and 2019:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2020	2019
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(421)	$(185)
Total		$(421)	$(185)

Note 18. Fair Value Disclosures

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Corporation determines the fair value of financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation's assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances, including assumptions about risk. Three levels of inputs are used to measure fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. Transfers between levels were recognized at the end of the reporting period for the year ended December 31, 2020.

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

Fair values for securities are determined using independent pricing services and market-participating brokers. The Corporation's independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service's evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. If at any time, the pricing service determines that it does have not sufficient verifiable information to value a particular security, the Corporation will utilize valuations from another pricing service. Management has a sufficient understanding of the third-party service's valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation's review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service's evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2020.

Loans Held for Sale

The fair value of our loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at December 31, 2020 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $8 thousand at December 31, 2020.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019, classified using the fair value hierarchy:

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$13,537	$—	$13,537
Residential mortgage-backed securities	—	114,163	—	114,163
Collateralized mortgage obligations	—	5,321	—	5,321
Corporate bonds	—	76,019	9,600	85,619
Total available-for-sale securities	—	209,040	9,600	218,640
Equity securities:
Equity securities - financial services industry	818	—	—	818
Money market mutual funds	2,461	—	—	2,461
Total equity securities	3,279	—	—	3,279
Loans*	—	—	187	187
Loans held for sale	—	37,039	—	37,039
Interest rate locks with customers*	—	2,894	—	2,894
Total assets	$3,279	$248,973	$9,787	$262,039
Liabilities:
Contingent consideration liability	$—	$—	$55	$55
Interest rate swaps*	—	541	—	541
Credit derivatives*	—	—	535	535
Forward loan sale commitments*	—	752	—	752
Total liabilities	$—	$1,293	$590	$1,883
*Such financial instruments are recorded at fair value as further described in Note 17, "Derivative Instruments and Hedging Activities."

The $9.6 million of Corporate bonds is comprised of one investment grade bond and the Corporation utilizes a third party to estimate the value. The value is derived from a discounted cash flow analysis which utilizes a probability of default input. The $535 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of ninety-four interest rate swaps with a current notional amount of $643.6 million. The December 31, 2020 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

At December 31, 2020, the Corporation recorded a $400 thousand unrealized loss within other comprehensive income for recurring Level 3 fair value measurements held at December 31, 2020.

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

The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Additions	Payments received	(Decrease) Increase in value	Transfer from Level 3	Transfer into Level 3	Balance at December 31, 2020
Corporate bonds	$—	$—	$—	$(400)	$—	$10,000	$9,600
Loans	317	—	(123)	(7)	—	—	187
Credit derivatives	(176)	(6,092)	—	5,733	—	—	(535)
Net total	$141	$(6,092)	$(123)	$5,326	$—	$10,000	$9,252

	For the Year Ended December 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Additions	Payments received	Increase (decrease) in value	Transfer from Level 3	Transfer into Level 3	Balance at December 31, 2019
Corporate bonds	$25,729	$—	$—	$675	$(26,404)	—	$—
Loans	1,779	—	(1,461)	(1)	—	—	317
Credit derivatives	(72)	(1,454)	—	1,350	—	—	(176)
Net total	$27,436	$(1,454)	$(1,461)	$2,024	$(26,404)	$—	$141

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2020
Girard Partners	$160	$—	$121	$16	$55
Total contingent consideration liability	$160	$—	$121	$16	$55

	For the Year Ended December 31, 2019
(Dollars in thousands)	Balance at December 31, 2018	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2019
Girard Partners	$259	$—	$129	$30	$160
Total contingent consideration liability	$259	$—	$129	$30	$160

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019:

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$30,900	$30,900
Other real estate owned	—	—	7,355	7,355
Total	$—	$—	$38,255	$38,255

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$36,018	$36,018
Impaired leases held for investment	—	—	277	277
Other real estate owned	—	—	516	516
Total	$—	$—	$36,811	$36,811

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation's consolidated balance sheet but for which the fair value is required to be disclosed at December 31, 2020 and 2019. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$219,858	$—	$—	$219,858	$219,858
Held-to-maturity securities	—	156,325	—	156,325	151,257
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,183
Net loans and leases held for investment	—	—	5,338,782	5,338,782	5,192,710
Servicing rights	—	—	6,783	6,783	6,408
Total assets	$219,858	$156,325	$5,345,565	$5,721,748	$5,598,416
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,678,940	$—	$—	$4,678,940	$4,678,940
Time deposits	—	574,018	—	574,018	563,775
Total deposits	4,678,940	574,018	—	5,252,958	5,242,715
Short-term borrowings	—	17,906	—	17,906	17,906
Long-term debt	—	112,968	—	112,968	110,000
Subordinated notes	—	190,045	—	190,045	183,515
Total liabilities	$4,678,940	$894,937	$—	$5,573,877	$5,554,136

	At December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$125,128	$—	$—	$125,128	$125,128
Held-to-maturity securities	—	194,886	—	194,886	192,052
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,254
Loans held for sale	—	5,560	—	5,560	5,504
Net loans and leases held for investment	—	—	4,309,208	4,309,208	4,314,893
Servicing rights	—	—	9,340	9,340	6,626
Total assets	$125,128	$200,446	$4,318,548	$4,644,122	$4,672,457
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$3,754,065	$—	$—	$3,754,065	$3,754,065
Time deposits	—	609,387	—	609,387	606,010
Total deposits	3,754,065	609,387	—	4,363,452	4,360,075
Short-term borrowings	—	18,680	—	18,680	18,680
Long-term debt	—	151,343	—	151,343	150,098
Subordinated notes	—	96,663	—	96,663	94,818
Total liabilities	$3,754,065	$876,073	$—	$4,630,138	$4,623,671
The following valuation methods and assumptions were used by the Corporation in estimating the fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation's consolidated balance sheets but for which the fair value is required to be disclosed:

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

Loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The fair value of the Corporation's mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data.

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2020, individually analyzed loans held for investment had a carrying amount of $31.5 million with a valuation allowance of $585 thousand. At December 31, 2019, impaired loans held for investment had a carrying amount of $38.1 million with a valuation allowance of $2.1 million. The Corporation had no individually analyzed leases at December 31, 2020. The Corporation had impaired leases of $277 thousand with no reserve at December 31, 2019.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2020, servicing rights had a net carrying amount of $6.5 million which included a valuation allowance of $87 thousand. At December 31, 2019, servicing rights had a carrying amount of $6.6 million with no valuation allowance.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at a the reporting unit level. The Corporation performed its annual test of goodwill for impairment during the fourth quarter of 2020 and concluded there was no impairment of goodwill. There was no impairment of goodwill recorded during 2018 through 2019. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2020 and concluded there was no impairment of other intangible assets. There was no impairment of other identifiable intangible assets recorded during 2018 through 2019.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. During 2020, two property were transferred into OREO with a fair value of $8.4 million, one property had a write-down totaling $300 thousand, and two properties were sold with total proceeds of $325 thousand for a net gain of $106 thousand. Additionally, the Bank received $1.1 million in earnest deposits on the pending sale of land. At December 31, 2020 and 2019, OREO had a carrying amount of $7.4 million and $516 thousand, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 19. Restructuring Charges

In October 2020, the Corporation announced a plan to optimize its financial service center footprint with the consolidation or relocation of eight locations. The plan is being executed in two phases, the first phase was completed on January 29, 2021 and the second is planned to be completed on June 30, 2021. The Corporation recorded $1.4 million in restructuring charges during the fourth quarter of 2020 in conjunction with this plan. These charges are included in the Banking business segment and are separately classified as a component of non-interest expense within the consolidated statement of income.

Note 20. Share Repurchase Plan

The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operation. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. During the years ended December 31, 2020 and 2018, the Corporation repurchased 185,072 shares and 150,000 shares, respectively, of common stock at a cost of $4.0 million and $3.6 million, respectively, under the Corporation's share repurchase program. During the year ended December 31, 2019, there were no repurchases of common stock under the Corporation's share repurchase program. At December 31, 2020, there were 679,174 shares available to be repurchased under the program.

Note 21. Regulatory Matters

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Capital adequacy guidelines, and additionally for the Bank, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements for 2020.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2020 and December 31, 2019 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$801,368	15.31%	$418,811	8.00%	$523,513	10.00%
Bank	632,183	12.12	417,416	8.00	521,769	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	314,108	6.00	418,811	8.00
Bank	569,821	10.92	313,062	6.00	417,416	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	235,581	4.50	340,284	6.50
Bank	569,821	10.92	234,796	4.50	339,150	6.50
Tier 1 Capital (to Average Assets):
Corporation	563,491	9.08	248,224	4.00	310,280	5.00
Bank	569,821	9.21	247,494	4.00	309,368	5.00
At December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$655,010	13.78%	$380,276	8.00%	$475,344	10.00%
Bank	552,142	11.66	378,724	8.00	473,405	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	285,207	6.00	380,276	8.00
Bank	516,087	10.90	284,043	6.00	378,724	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	524,137	11.03	213,905	4.50	308,974	6.50
Bank	516,087	10.90	213,032	4.50	307,713	6.50
Tier 1 Capital (to Average Assets):
Corporation	524,137	10.02	209,330	4.00	261,663	5.00
Bank	516,087	9.90	208,589	4.00	260,737	5.00

At December 31, 2020 and December 31, 2019, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At December 31, 2020, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

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

Dividends and Other Restrictions

The primary source of the Corporation's dividends paid to its shareholders is from the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2021 without approval of the Federal Reserve Board of Governors of approximately $92.1 million plus an additional amount equal to the Bank's net profits for 2021 up to the date of any such dividend declaration.

Federal Reserve Board policy applicable to the holding company also provides that, as a general matter, a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce the holding company's dividends if the holding company's net income for the preceding four quarters, net of dividends paid during the period, is not sufficient to fully fund the dividends, the holding company's prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition, or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Federal Reserve Board policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period or that could result in a material adverse change to the organization's capital structure.

The Federal Reserve Act requires that the extension of credit by the Bank to certain affiliates, including the Corporation (parent), be secured by readily marketable securities, that the extension of credit to any one affiliate be limited to 10% of the Bank's capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank's capital and surplus.

Note 22. Related Party Transactions

In the ordinary course of business, the Corporation has made loans and commitments to extend credit to certain directors and executive officers of the Corporation and companies in which directors have an interest (Related Parties). These loans and commitments have been made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with customers not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable terms.

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2020:

(Dollars in thousands)
Balance at January 1, 2020	$3,123
Additions	25
Amounts collected and other reductions	(1,633)
Balance at December 31, 2020	$1,515
The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2020
Commitments to extend credit	$4,114
Deposits received	25,118

Note 23. Segment Reporting

At December 31, 2020, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.

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
●
The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.

●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2020, 2019 and 2018.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2020
Interest income	$203,904	$8	$—	$33	$203,945
Interest expense	22,822	—	—	6,762	29,584
Net interest income (expense)	181,082	8	—	(6,729)	174,361
Provision for credit losses	40,794	—	—	—	40,794
Noninterest income	37,910	23,814	16,682	(78)	78,328
Noninterest expense	126,131	15,720	12,142	1,005	154,998
Intersegment (revenue) expense*	(1,103)	627	476	—	—
Income (expense) before income taxes	53,170	7,475	4,064	(7,812)	56,897
Income tax expense (benefit)	9,153	1,525	858	(1,555)	9,981
Net income (loss)	$44,017	$5,950	$3,206	$(6,257)	$46,916
Total assets	$6,234,336	$48,646	$35,906	$17,608	$6,336,496
Net capital expenditures	$3,646	$24	$46	$33	$3,749

For the Year Ended December 31, 2019
Interest income	$214,020	$41	$—	$32	$214,093
Interest expense	39,818	—	—	5,043	44,861
Net interest income (expense)	174,202	41	—	(5,011)	169,232
Provision for credit losses	8,511	—	—	—	8,511
Noninterest income	23,748	23,946	17,318	410	65,422
Noninterest expense	116,283	15,799	12,477	1,531	146,090
Intersegment (revenue) expense*	(1,204)	688	516	—	—
Income (expense) before income taxes	74,360	7,500	4,325	(6,132)	80,053
Income tax expense (benefit)	13,859	1,392	443	(1,360)	14,334
Net income (loss)	$60,501	$6,108	$3,882	$(4,772)	$65,719
Total assets	$5,282,505	$44,591	$34,291	$19,537	$5,380,924
Net capital expenditures	$1,886	$84	$104	$372	$2,446

For the Year Ended December 31, 2018
Interest income	$190,425	$32	$—	$31	$190,488
Interest expense	27,383	—	—	5,043	32,426
Net interest income (expense)	163,042	32	—	(5,012)	158,062
Provision for credit losses	20,310	—	—	—	20,310
Noninterest income	20,815	23,179	16,442	(263)	60,173
Noninterest expense	108,657	15,398	12,893	291	137,239
Intersegment (revenue) expense*	(1,113)	612	501	—	—
Income (expense) before income taxes	56,003	7,201	3,048	(5,566)	60,686
Income tax expense (benefit)	9,085	1,913	752	(1,607)	10,143
Net income (loss)	$46,918	$5,288	$2,296	$(3,959)	$50,543
Net capital expenditures	$3,091	$45	$30	$201	$3,367
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 24. Revenue from Contracts with Customers

The following tables disaggregate the Corporation's revenue by major source and reportable segment for the years ended December 31, 2020, 2019 and 2018.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2020
Net interest income (1)	$181,082	$8	$—	$(6,729)	$174,361

Noninterest income:
Trust fee income	—	7,703	—	—	7,703
Service charges on deposit accounts	4,845	—	—	—	4,845
Investment advisory commission and fee income	—	15,944	—	—	15,944
Insurance commission and fee income	—	—	16,087	—	16,087
Other service fee income (2)	6,781	167	595	—	7,543
Bank owned life insurance income (1)	2,831	—	—	109	2,940
Net gain on sales of investment securities (1)	871	—	—	—	871
Net gain on mortgage banking activities (1)	16,442	—	—	—	16,442
Other income (loss) (2)	6,140	—	—	(187)	5,953
Total noninterest income	$37,910	$23,814	$16,682	$(78)	$78,328

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2019
Net interest income (1)	$174,202	$41	$—	$(5,011)	$169,232

Noninterest income:
Trust fee income	—	7,826	—	—	7,826
Service charges on deposit accounts	5,946	—	—	—	5,946
Investment advisory commission and fee income	—	15,940	—	—	15,940
Insurance commission and fee income	—	—	16,571	—	16,571
Other service fee income (2)	8,414	180	747	—	9,341
Bank owned life insurance income (1)	2,849	—	—	330	3,179
Net gain on sales of investment securities (1)	54	—	—	—	54
Net gain on mortgage banking activities (1)	3,946	—	—	—	3,946
Other income (2)	2,539	—	—	80	2,619
Total noninterest income	$23,748	$23,946	$17,318	$410	$65,422

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2018
Net interest income (1)	$163,042	$32	$—	$(5,012)	$158,062

Noninterest income:
Trust fee income	—	7,882	—	—	7,882
Service charges on deposit accounts	5,632	—	—	—	5,632
Investment advisory commission and fee income	—	15,098	—	—	15,098
Insurance commission and fee income	—	—	15,658	—	15,658
Other service fee income (2)	8,347	199	786	—	9,332
Bank owned life insurance income (1)	3,284	—	—	(110)	3,174
Net gain on sales of investment securities (1)	10	—	—	—	10
Net gain on mortgage banking activities (1)	3,125	—	—	—	3,125
Other income (loss) (2)	417	—	(2)	(153)	262
Total noninterest income	$20,815	$23,179	$16,442	$(263)	$60,173

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

Other service fee income is earned from commercial and consumer customers and primarily includes credit and debit card interchange and merchant revenues, mortgage servicing income, which are out of scope of FASB ASC 606, and other deposit related service fee income such as wire transfers, check services and safe deposit boxes. Interchange and merchant revenues are recognized concurrently with the delivery of services on a monthly basis. Other deposit related service fee income include fees for event-driven services, such as wire transfers and check services, and fees for periodic services such as safe deposit box services. The obligation for event-driven services is satisfied at the time of the event when the service is delivered, while the obligation for periodic services is satisfied over the course of each month.

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

Investment advisory commission and fee income include fees for financial planning, guardian and custodian of employee benefits, investment advisory, and brokerage services. Obligations for financial planning, guardian and custodian of employee benefits, and investment advisory services are generally satisfied over time and fees, typically based on a tiered scale relative to the market value of assets under management, are recognized in conjunction with the delivery of services. Brokerage services are typically event driven and are based on the size and number of transactions executed at the client's direction and recognized on the trade date.

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

Note 25. Condensed Financial Information - Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2020	2019
Assets:
Cash	$154,422	$82,673
Interest-earning deposits with other banks	211	177
Cash and cash equivalents	154,633	82,850
Investments in securities	818	1,004
Investments in subsidiaries, at equity in net assets:
Bank	719,146	685,387
Non-banks	—	—
Other assets	16,579	18,355
Total assets	$891,176	$787,596
Liabilities:
Dividends payable	$—	$5,865
Subordinated notes	183,515	94,818
Other liabilities	15,189	11,791
Total liabilities	198,704	112,474
Shareholders' equity:	692,472	675,122
Total liabilities and shareholders' equity	$891,176	$787,596

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2020	2019	2018
Dividends from Bank	$9,746	$29,681	$22,359
Dividends from non-bank	—	—	—
Other income	21,803	23,943	26,631
Total operating income	31,549	53,624	48,990
Interest expense	6,762	5,043	5,043
Operating expenses	22,852	25,032	27,155
Income before income tax benefit and equity in undistributed income of subsidiaries	1,935	23,549	16,792
Income tax benefit	(1,555)	(1,360)	(1,607)
Income before equity in undistributed income of subsidiaries	3,490	24,909	18,399
Equity in undistributed income of subsidiaries:
Bank	43,426	40,810	32,144
Non-banks	—	—	—
Net income	$46,916	$65,719	$50,543

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2020	2019	2018
Cash flows from operating activities:
Net income	$46,916	$65,719	$50,543
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(43,426)	(40,810)	(32,144)
Bank owned life insurance (income) expense	(108)	(331)	109
Depreciation of premises and equipment	320	328	386
Stock based compensation	1,480	2,348	2,557
Contributions to pension and other postretirement benefit plans	(270)	(266)	(3,264)
Decrease in other assets	2,321	554	14,205
Decrease in other liabilities	(4,631)	(1,319)	(865)
Net cash provided by operating activities	2,602	26,223	31,527
Cash flow from investing activities:
Other, net	(32)	(371)	(188)
Net cash used in investing activities	(32)	(371)	(188)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	98,448	—	—
Repayment of subordinated debt	(10,000)	—	—
Purchases of treasury stock	(4,452)	(2,045)	(5,984)
Stock issued under dividend reinvestment and employee stock purchase plans	2,369	2,233	2,295
Proceeds from exercise of stock options	384	1,203	1,131
Cash dividends paid	(17,536)	(23,435)	(23,495)
Net cash provided by (used in) financing activities	69,213	(22,044)	(26,053)
Net increase in cash and due from financial institutions	71,783	3,808	5,286
Cash and cash equivalents at beginning of year	82,850	79,042	73,756
Cash and cash equivalents at end of period	$154,633	$82,850	$79,042
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,121	$4,800	$4,800
Income tax, net of refunds received	16,172	16,460	643

Note 26. Quarterly Financial Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2020 and 2019 were as follows:

(Dollars and shares in thousands, except per share data)
2020 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$51,334	$50,612	$49,980	$52,019
Interest expense	6,813	6,758	6,462	9,551
Net interest income	44,521	43,854	43,518	42,468
(Reversal of provision) provision for credit losses	(8,721)	3,935	23,737	21,843
Net interest income after provision for credit losses	53,242	39,919	19,781	20,625
Noninterest income	20,139	21,805	18,000	18,384
Noninterest expense	41,734	38,527	35,960	38,777
Income before income taxes	31,647	23,197	1,821	232
Income tax expense (benefit)	5,773	5,078	(264)	(606)
Net income	$25,874	$18,119	$2,085	$838

Per share data:
Weighted average shares outstanding - basic earnings per share	29,237	29,189	29,149	29,218
Weighted average shares outstanding - diluted earnings per share	29,309	29,217	29,164	29,283

Basic earnings per share	$0.88	$0.62	$0.07	$0.03
Diluted earnings per share	$0.88	$0.62	$0.07	$0.03
Dividends declared per share	$—	$0.20	$0.20	$0.20

(Dollars and shares in thousands, except per share data)
2019 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$53,369	$54,300	$54,060	$52,364
Interest expense	10,940	11,655	11,425	10,841
Net interest income	42,429	42,645	42,635	41,523
Provision for credit losses	2,225	1,533	2,073	2,680
Net interest income after provision for credit losses	40,204	41,112	40,562	38,843
Noninterest income	16,170	16,599	16,356	16,297
Noninterest expense	37,480	36,267	36,781	35,562
Income before income taxes	18,894	21,444	20,137	19,578
Income tax expense	3,384	3,782	3,669	3,499
Net income	$15,510	$17,662	$16,468	$16,079

Per share data:
Weighted average shares outstanding - basic earnings per share	29,232	29,211	29,181	29,146
Weighted average shares outstanding - diluted earnings per share	29,313	29,285	29,243	29,205

Basic earnings per share	$0.53	$0.60	$0.56	$0.55
Diluted earnings per share	$0.53	$0.60	$0.56	$0.55
Dividends declared per share	$0.20	$0.20	$0.20	$0.20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting

The management of Univest Financial Corporation (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2020, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2020, the Corporation's internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation's consolidated financial statements as of and for the year ended December 31, 2020 and the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2020, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2020, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting

We have audited Univest Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Philadelphia, Pennsylvania
February 26, 2021

Item 9B. Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation's definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 28, 2021 (2021 Proxy), under the headings: "Election of Directors and Alternate Director," "Delinquent Section 16(a) Reports," "The Board, the Board's Committees and Their Functions," "Audit Committee," and "Nominating and Governance Committee of the Board."

The Corporation maintains in effect a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The codes of conduct are available on the Corporation's website. The Corporation's website also includes the charters for its audit committee, compensation committee, and nominating and governance committee as well as its corporate governance principles. These documents are located on the Corporation's website at www.univest.net under "Investors Relations" in Governance Documents and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Financial Corporation, P. O. Box 197, Souderton, PA 18964.

Item 11. Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation's 2021 Proxy under the headings: "The Board, the Board's Committees and Their Functions," "Executive Compensation," "Director Compensation," and "Compensation Committee Report."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation's 2021 Proxy under the heading, "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (LTIP) to permit the issuance of restricted stock units. Under the LTIP, the Corporation may grant options and share awards to employees and non-employee directors up to 3,706,946 shares of common stock. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	453,785	$25.06	2,509,615
Equity compensation plan not approved by security holders	—	—	—
Total	453,785	$25.06	2,509,615

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation's 2021 Proxy under the headings, "The Board, the Board's Committees and Their Functions" and "Related Party Transactions."

Item 14.     Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation's 2021 Proxy under the headings: "Audit Committee" and "Independent Registered Public Accounting Firm Fees."

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

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS
[Item 15(a) 3. & 15(b)]
Description

(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.
(3.2)	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on January 29, 2021.
(4.1)	Form of Common Stock Certificate of Univest Financial Corporation
(4.2)	Form of Fixed-to-Floating Subordinated Notes due 2026 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on July 1, 2016.
(4.3)	Form of Fixed-to-Floating Subordinated Notes due 2025 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on March 30, 2015.
(4.4)	Description of Registrant's Securities are incorporated by reference to Exhibit 4.3 of Form 10-K, filed with the SEC on February 28, 2020.
(4.5)
Indenture, dated August 5, 2020 between Univest Financial Corporation and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 of Form 8-K, as filed with the SEC on August 5, 2020.

(4.6)
First Supplemental Indenture, dated August 5, 2020, between Univest Financial Corporation and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.2 of Form 8-K, as filed with the SEC on August 5, 2020.

(4.7)	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 is incorporated by reference to Exhibit 4.3 of Form 8-K, filed with the SEC on August 5, 2020.
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
(10.3)*
Form of Change in Control Agreement, dated February 26, 2016, entered into between Univest Financial Corporation and each of Jeffrey M. Schweitzer, Michael S. Keim and Duane J. Brobst, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on March 2, 2016.

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

Exhibit 101	The following financial statements from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	The cover page from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.
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
February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	February 26, 2021

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ ROGER H. BALLOU Roger H. Ballou	Director	February 26, 2021

/s/ TODD S. BENNING Todd S. Benning	Director	February 26, 2021

/s/ SUZANNE KEENAN Suzanne Keenan	Director	February 26, 2021

/s/ GLENN E. MOYER Glenn E. Moyer	Director	February 26, 2021

/s/ K. LEON MOYER K. Leon Moyer	Director	February 26, 2021

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 26, 2021

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 26, 2021

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 26, 2021

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 26, 2021

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 26, 2021