Form 10-Q
period 2021-03-31
UNIVEST FINANCIAL Corp
filed 2021-05-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,379,575
(Title of Class)	(Number of shares outstanding at April 30, 2021)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2021	At December 31, 2020
ASSETS
Cash and due from banks	$35,117	$62,555
Interest-earning deposits with other banks	152,200	157,303
Cash and cash equivalents	187,317	219,858
Investment securities held-to-maturity (fair value $139,298 and $156,325 at March 31, 2021 and December 31, 2020, respectively)	135,153	151,257
Investment securities available-for-sale (amortized cost $239,314 and $221,254, net of allowance for credit losses of $485 and $869 at March 31, 2021 and December 31, 2020, respectively)	238,829	218,640
Investments in equity securities	3,524	3,279
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	25,571	28,183
Loans held for sale	22,636	37,039
Loans and leases held for investment	5,415,006	5,306,841
Less: Allowance for credit losses, loans and leases	(71,497)	(83,044)
Net loans and leases held for investment	5,343,509	5,223,797
Premises and equipment, net	55,650	55,636
Operating lease right-of-use assets	34,317	34,325
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	9,225	8,866
Bank owned life insurance	118,435	117,718
Accrued interest receivable and other assets	69,940	65,339
Total assets	$6,416,665	$6,336,496
LIABILITIES
Noninterest-bearing deposits	$1,857,547	$1,690,663
Interest-bearing deposits:
Demand deposits	2,006,368	2,070,183
Savings deposits	973,466	918,094
Time deposits	474,211	563,775
Total deposits	5,311,592	5,242,715
Short-term borrowings	26,676	17,906
Long-term debt	95,000	110,000
Subordinated notes	173,617	183,515
Operating lease liabilities	37,737	37,690
Accrued interest payable and other liabilities	49,588	52,198
Total liabilities	5,694,210	5,644,024
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2021 and December 31, 2020; 31,556,799 shares issued at March 31, 2021 and December 31, 2020; 29,379,575 and 29,295,052 shares outstanding at March 31, 2021 and December 31, 2020, respectively	157,784	157,784
Additional paid-in capital	296,177	296,186
Retained earnings	333,581	306,899
Accumulated other comprehensive loss, net of tax benefit	(20,440)	(22,144)
Treasury stock, at cost; 2,177,224 and 2,261,747 shares at March 31, 2021 and December 31, 2020, respectively	(44,647)	(46,253)
Total shareholders’ equity	722,455	692,472
Total liabilities and shareholders’ equity	$6,416,665	$6,336,496
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Interest income
Interest and fees on loans and leases:
Taxable	$47,655	$45,561
Exempt from federal income taxes	2,008	2,661
Total interest and fees on loans and leases	49,663	48,222
Interest and dividends on investment securities:
Taxable	1,303	2,705
Exempt from federal income taxes	87	240
Interest on deposits with other banks	56	325
Interest and dividends on other earning assets	348	527
Total interest income	51,457	52,019
Interest expense
Interest on deposits	3,400	7,406
Interest on short-term borrowings	2	106
Interest on long-term debt and subordinated notes	2,641	2,039
Total interest expense	6,043	9,551
Net interest income	45,414	42,468
(Reversal of provision) provision for credit losses	(11,283)	21,843
Net interest income after provision for credit losses	56,697	20,625
Noninterest income
Trust fee income	2,034	1,890
Service charges on deposit accounts	1,282	1,397
Investment advisory commission and fee income	4,697	4,255
Insurance commission and fee income	4,955	4,732
Other service fee income	2,192	1,870
Bank owned life insurance income	717	734
Net gain on sales of investment securities	65	695
Net gain on mortgage banking activities	5,938	2,744
Other income	1,370	67
Total noninterest income	23,250	18,384
Noninterest expense
Salaries, benefits and commissions	24,780	23,836
Net occupancy	2,739	2,574
Equipment	946	995
Data processing	3,050	2,760
Professional fees	1,748	1,317
Marketing and advertising	280	402
Deposit insurance premiums	636	504
Intangible expenses	249	330
Other expense	5,112	6,059
Total noninterest expense	39,540	38,777
Income before income taxes	40,407	232
Income tax expense (benefit)	7,804	(606)
Net income	$32,603	$838
Net income per share:
Basic	$1.11	$0.03
Diluted	1.11	0.03
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021			2020
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$40,407	$7,804	$32,603	$232	$(606)	$838
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,194	461	1,733	(4,965)	(1,042)	(3,923)
(Reversal of provision) provision for credit losses	(384)	(81)	(303)	597	125	472
Less: reclassification adjustment for net gains on sales realized in net income (1)	(65)	(14)	(51)	(695)	(146)	(549)
Total net unrealized gains (losses) on available-for-sale investment securities	1,745	366	1,379	(5,063)	(1,063)	(4,000)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	6	1	5	(497)	(104)	(393)
Less: reclassification adjustment for net losses realized in net income (2)	76	16	60	29	6	23
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	82	17	65	(468)	(98)	(370)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	329	69	260	297	62	235
Total defined benefit pension plans	329	69	260	297	62	235
Other comprehensive income (loss)	2,156	452	1,704	(5,234)	(1,099)	(4,135)
Total comprehensive income (loss)	$42,563	$8,256	$34,307	$(5,002)	$(1,705)	$(3,297)

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2021
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472
Net income	—	—	—	32,603	—	—	32,603
Other comprehensive income, net of income tax	—	—	—	—	1,704	—	1,704
Cash dividends declared ($0.20 per share)	—	—	—	(5,864)	—	—	(5,864)
Stock-based compensation	—	—	878	(56)	—	—	822
Stock issued under dividend reinvestment and employee stock purchase plans	23,311	—	65	(1)	—	545	609
Vesting of restricted stock units, net of shares withheld to cover income taxes	42,619	—	(1,126)	—	—	771	(355)
Exercise of stock options	36,286	—	17	—	—	742	759
Cancellation of performance-based restricted stock awards	(7,199)	—	157	—	—	(157)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at March 31, 2021	29,379,575	$157,784	$296,177	$333,581	$(20,440)	$(44,647)	$722,455

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2020
Balance at December 31, 2020	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122
Adjustment to initially apply ASU No. 2016-13 for CECL	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	838	—	—	838
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,135)	—	(4,135)
Cash dividends declared ($0.20 per share)	—	—	—	(5,866)	—	—	(5,866)
Stock-based compensation	—	—	424	(13)	—	—	411
Stock issued under dividend reinvestment and employee stock purchase plans	26,045	—	(49)	—	—	621	572
Vesting of restricted stock units	17,035		(346)	—	—	346	—
Exercise of stock options	5,000	—	(7)	—	—	101	94
Cancellations of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(203,150)	—	—	—	—	(4,438)	(4,438)
Balance at March 31, 2020	29,164,782	$157,784	$295,439	$272,478	$(25,628)	$(48,522)	$651,551

Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$32,603	$838
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of provision) provision for credit losses	(11,283)	21,843
Depreciation of premises and equipment	1,173	1,258
Net amortization of investment securities premiums and discounts	768	383
Net gain on sales of investment securities	(65)	(695)
Net gain on mortgage banking activities	(5,938)	(2,744)
Bank owned life insurance income	(717)	(734)
Stock-based compensation	874	435
Intangible expenses	249	330
Other adjustments to reconcile net income to cash (used in) provided by operating activities	(2,036)	273
Originations of loans held for sale	(142,877)	(63,730)
Proceeds from the sale of loans held for sale	163,052	58,959
Contributions to pension and other postretirement benefit plans	(66)	(68)
Increase in accrued interest receivable and other assets	(5,488)	(2,752)
Decrease in accrued interest payable and other liabilities	(376)	(2,544)
Net cash provided by operating activities	29,873	11,052
Cash flows from investing activities:
Proceeds from sale of premises and equipment	—	8
Purchases of premises and equipment	(1,311)	(387)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	20,197	12,475
Proceeds from maturities, calls and principal repayments of securities available-for-sale	12,708	12,896
Proceeds from sales of securities available-for-sale	1,563	62,276
Purchases of investment securities held-to-maturity	(4,625)	(43,116)
Purchases of investment securities available-for-sale	(32,540)	(32,242)
Proceeds from sales of money market mutual funds	2,020	4,753
Purchases of money market mutual funds	(2,150)	(4,644)
Net decrease (increases) in other investments	2,612	(211)
Net increase in loans and leases	(108,296)	(62,368)
Net cash used in investing activities	(109,822)	(50,560)
Cash flows from financing activities:
Net increase in deposits	68,869	47,229
Net increase (decrease) in short-term borrowings	8,770	(265)
Proceeds from issuance of long-term debt	—	125,000
Repayment of long-term debt	(15,000)	(65,000)
Repayment of subordinated debt	(10,000)	—
Payment of contingent consideration on acquisitions	(29)	(31)
Purchases of treasury stock	(650)	(4,438)
Stock issued under dividend reinvestment and employee stock purchase plans	609	572
Proceeds from exercise of stock options	759	94
Cash dividends paid	(5,920)	(5,879)
Net cash provided by financing activities	47,408	97,282
Net (decrease) increase in cash and cash equivalents	(32,541)	57,774
Cash and cash equivalents at beginning of year	219,858	125,128
Cash and cash equivalents at end of period	$187,317	$182,902

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,856	$9,420
Cash paid for income taxes, net of refunds	130	32
Non cash transactions:
Transfer of loans to other real estate owned	$126	$—
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-period presentation. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

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

Accounting Pronouncements Adopted in 2021

In August 2018, the FASB issued ASU No. 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Disclosures removed by this ASU include the following: 1) amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; and 3) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additional disclosures required by this ASU include: 1) the weighted-average interest crediting rates used in an entity's cash balance pension plans and other similar plans and 2) explanations for reasons for significant changes in the benefit obligation or plan assets. These amendments are to be applied retrospectively. This ASU became effective on January 1, 2021 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statement disclosures but will result in the elimination of certain disclosures for retirement plans and other postretirement benefits in the Form 10-K.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. This ASU became effective on January 1, 2021 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

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

In January 2021, the FASB issued ASU No. 2021-01, which refines the scope of ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). This ASU is available for adoption retrospective to March 12, 2020, or prospectively from January 7, 2021, through December 31, 2022, at which time transition is expected to be complete. The Corporation will analyze the potential impact of the provisions of this ASU in connection with its ongoing evaluation of ASU No. 2020-04.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. For additional information on the calculation of basic and diluted earnings per share, see Note 1, "Summary of Significant Accounting Policies - Earnings per Share" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2021	2020
Numerator:
Net income	$32,603	$838
Net income allocated to unvested restricted stock awards	(37)	—
Net income allocated to common shares	$32,566	$838
Denominator:
Weighted average shares outstanding	29,329	29,286
Average unvested restricted stock awards	(32)	(68)
Denominator for basic earnings per share—weighted-average shares outstanding	29,297	29,218
Effect of dilutive securities—employee stock options and restricted stock units	135	65
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,432	29,283
Basic earnings per share	$1.11	$0.03
Diluted earnings per share	$1.11	$0.03
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	315	329

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at March 31, 2021 and December 31, 2020, by contractual maturity within each type:

	At March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$5,000	$87	$—	$—	$5,087
After 1 year to 5 years	1,999	51	—	—	2,050
	6,999	138	—	—	7,137
Residential mortgage-backed securities:
After 5 years to 10 years	5,683	248	—	—	5,931
Over 10 years	122,471	3,916	(157)	—	126,230
	128,154	4,164	(157)	—	132,161
Total	$135,153	$4,302	$(157)	$—	$139,298
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$3,562	$22	$—	$—	$3,584
After 5 years to 10 years	6,602	24	—	—	6,626
	10,164	46	—	—	10,210
Residential mortgage-backed securities:
After 1 year to 5 years	287	10	—	—	297
After 5 years to 10 years	1,498	58	—	—	1,556
Over 10 years	132,250	1,184	(1,896)	—	131,538
	134,035	1,252	(1,896)	—	133,391
Collateralized mortgage obligations:
After 5 years to 10 years	694	20	—	—	714
Over 10 years	3,943	—	—	—	3,943
	4,637	20	—	—	4,657
Corporate bonds:
Within 1 year	998	9	—	—	1,007
After 1 year to 5 years	29,480	1,239	(56)	(6)	30,657
After 5 years to 10 years	60,000	150	(764)	(479)	58,907
	90,478	1,398	(820)	(485)	90,571
Total	$239,314	$2,716	$(2,716)	$(485)	$238,829

	At December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$171	$—	$—	$7,169
	6,998	171	—	—	7,169
Residential mortgage-backed securities:
After 5 years to 10 years	6,325	253	—	—	6,578
Over 10 years	137,934	4,644	—	—	142,578
	144,259	4,897	—	—	149,156
Total	$151,257	$5,068	$—	$—	$156,325
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	3,560	33	—	—	3,593
After 5 years to 10 years	9,881	63	—	—	9,944
	13,441	96	—	—	13,537
Residential mortgage-backed securities:
After 1 year to 5 years	323	10	—	—	333
After 5 years to 10 years	1,664	58	—	—	1,722
Over 10 years	110,018	2,153	(63)	—	112,108
	112,005	2,221	(63)	—	114,163
Collateralized mortgage obligations:
After 5 years to 10 years	754	21	—	—	775
Over 10 years	4,561	—	(15)	—	4,546
	5,315	21	(15)	—	5,321
Corporate bonds:
Within 1 year	499	2	—	—	501
After 1 year to 5 years	29,498	1,440	—	(16)	30,922
After 5 years to 10 years	60,496	3	(5,450)	(853)	54,196
	90,493	1,445	(5,450)	(869)	85,619
Total	$221,254	$3,783	$(5,528)	$(869)	$218,640

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $248.9 million and $249.6 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $15.5 million and $32.6 million were pledged to secure credit derivatives and interest rate swaps at March 31, 2021 and December 31, 2020, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Securities available-for-sale:
Proceeds from sales	$1,563	$62,276
Gross realized gains on sales	65	709
Gross realized losses on sales	—	14
Tax expense related to net realized gains on sales	14	146

At March 31, 2021 and December 31, 2020, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2021 and December 31, 2020, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$4,462	$(157)	$—	$—	$4,462	$(157)
Total	$4,462	$(157)	$—	$—	$4,462	$(157)
Securities Available-for-Sale
Residential mortgage-backed securities	$77,457	$(1,895)	$29	$(1)	$77,486	$(1,896)
Total	$77,457	$(1,895)	$29	$(1)	$77,486	$(1,896)
At December 31, 2020
Securities Held-to-Maturity
Total	$—	$—	$—	$—	$—	$—
Securities Available-for-Sale
Residential mortgage-backed securities	13,677	(62)	31	(1)	13,708	(63)
Collateralized mortgage obligations	4,545	(15)	—	—	4,545	(15)
Total	$18,222	$(77)	$31	$(1)	$18,253	$(78)

At March 31, 2021, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $4.5 million, including unrealized losses of $157 thousand. These holdings were comprised of two federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the three months ended March 31, 2021 or March 31, 2020. Accrued interest receivable on held-to-maturity debt securities totaled $357 thousand at March 31, 2021 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At March 31, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $77.5 million, including unrealized losses of $1.9 million. These holdings were comprised of sixteen federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $602 thousand at March 31, 2021 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the three months ended March 31, 2021 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended March 31, 2021
Securities Available-for-Sale
Beginning balance	$(869)
Additions for securities for which no previous expected credit losses were recognized	(19)
Change in securities for which a previous expected credit loss was recognized	403
Ending balance	$(485)
Three months ended March 31, 2020
Securities Available-for-Sale
Beginning balance	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	(300)
Additions for securities for which no previous expected credit losses were recognized	(25)
Change in securities for which a previous expected credit loss was recognized	(572)
Ending balance	$(897)

At March 31, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $52.6 million, including unrealized losses of $820 thousand, and allowance for credit losses of $485 thousand. These holdings were comprised of thirteen investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities. The reversal of the provision for credit losses of $403 thousand for the three months ended March 31, 2021 was primarily related to the improvement in fair value of six underlying securities that are tied to the 10-year swap curve which had significantly steepened during the quarter.

The Corporation recognized a $115 thousand net gain and a $268 thousand net loss on equity securities during the three months ended March 31, 2021 and 2020, respectively, in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2021 or March 31, 2020.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2021	At December 31, 2020
Commercial, financial and agricultural	$871,996	$892,665
Paycheck Protection Program	528,452	483,773
Real estate-commercial	2,531,700	2,458,872
Real estate-construction	249,652	243,355
Real estate-residential secured for business purpose	387,801	381,446
Real estate-residential secured for personal purpose	494,349	487,600
Real estate-home equity secured for personal purpose	162,529	166,609
Loans to individuals	25,468	27,482
Lease financings	163,059	165,039
Total loans and leases held for investment, net of deferred income	$5,415,006	$5,306,841
Less: Allowance for credit losses, loans and leases	(71,497)	(83,044)
Net loans and leases held for investment	$5,343,509	$5,223,797
Imputed interest on lease financings, included in the above table	$(17,283)	$(17,670)
Net deferred fees, included in the above table	(4,967)	(2,903)
Overdraft deposits included in the above table	4,705	948

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at March 31, 2021 and December 31, 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At March 31, 2021
Commercial, financial and agricultural	$1,195	$—	$40	$1,235	$868,755	$869,990	$2,006	$871,996
Paycheck Protection Program	—	—	—	—	528,452	528,452	—	528,452
Real estate—commercial real estate and construction:
Commercial real estate	3,893	88	—	3,981	2,505,693	2,509,674	22,026	2,531,700
Construction	1,164	—	—	1,164	248,488	249,652	—	249,652
Real estate—residential and home equity:
Residential secured for business purpose	2,364	660	—	3,024	381,918	384,942	2,859	387,801
Residential secured for personal purpose	1,014	—	403	1,417	491,065	492,482	1,867	494,349
Home equity secured for personal purpose	682	132	—	814	160,626	161,440	1,089	162,529
Loans to individuals	73	33	123	229	25,239	25,468	—	25,468
Lease financings	290	324	98	712	162,198	162,910	149	163,059
Total	$10,675	$1,237	$664	$12,576	$5,372,434	$5,385,010	$29,996	$5,415,006

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2020
Commercial, financial and agricultural	$1,104	$279	$50	$1,433	$888,405	$889,838	$2,827	$892,665
Paycheck Protection Program	—	—	—	—	483,773	483,773	—	483,773
Real estate—commercial real estate and construction:
Commercial real estate	3,230	859	945	5,034	2,431,099	2,436,133	22,739	2,458,872
Construction	361	—	—	361	242,994	243,355	—	243,355
Real estate—residential and home equity:
Residential secured for business purpose	3,726	603	—	4,329	374,331	378,660	2,786	381,446
Residential secured for personal purpose	6,057	80	—	6,137	479,377	485,514	2,086	487,600
Home equity secured for personal purpose	607	32	—	639	164,923	165,562	1,047	166,609
Loans to individuals	190	74	185	449	27,033	27,482	—	27,482
Lease financings	898	291	212	1,401	163,431	164,832	207	165,039
Total	$16,173	$2,218	$1,392	$19,783	$5,255,366	$5,275,149	$31,692	$5,306,841

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2021 and December 31, 2020.

	At March 31, 2021				At December 31, 2020
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$2,006	$—	$40	$2,046	$2,827	$—	$50	$2,877
Real estate—commercial real estate and construction:
Commercial real estate	22,026	—	—	22,026	22,739	—	945	23,684
Real estate—residential and home equity:
Residential secured for business purpose	2,859	—	—	2,859	2,786	—	—	2,786
Residential secured for personal purpose	1,867	—	403	2,270	2,086	—	—	2,086
Home equity secured for personal purpose	1,089	52	—	1,141	1,047	53	—	1,100
Loans to individuals	—	—	123	123	—	—	185	185
Lease financings	149	—	98	247	207	—	212	419
Total	$29,996	$52	$664	$30,712	$31,692	$53	$1,392	$33,137
 *Includes nonaccrual troubled debt restructured loans of $13.5 million and $14.1 million at March 31, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost basis of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At March 31, 2021
Commercial, financial and agricultural	$1,647	$359	$2,006	$40
Real estate-commercial	22,026	—	22,026	—
Real estate-residential secured for business purpose	2,832	27	2,859	—
Real estate-residential secured for personal purpose	1,740	127	1,867	403
Real estate-home equity secured for personal purpose	1,089	—	1,089	—
Loans to individuals	—	—	—	123
Lease financings	—	149	149	98
Total	$29,334	$662	$29,996	$664
At December 31, 2020
Commercial, financial and agricultural	$2,187	$640	$2,827	$50
Real estate-commercial	22,739	—	22,739	945
Real estate-residential secured for business purpose	2,663	123	2,786	—
Real estate-residential secured for personal purpose	1,958	128	2,086	—
Real estate-home equity secured for personal purpose	1,047	—	1,047	—
Loans to individuals	—	—	—	185
Lease financings	—	207	207	212
Total	$30,594	$1,098	$31,692	$1,392

The following table presents the amortized cost basis of collateral-dependent nonaccrual loans by class of loans and type of collateral as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At March 31, 2021
Commercial, financial and agricultural	$874	$1,132	$—	$2,006
Real estate-commercial	22,026	—	—	22,026
Real estate-residential secured for business purpose	2,859	—	—	2,859
Real estate-residential secured for personal purpose	1,867	—	—	1,867
Real estate-home equity secured for personal purpose	1,089	—	—	1,089
Total	$28,715	$1,132	$—	$29,847
At December 31, 2020
Commercial, financial and agricultural	$1,351	$1,194	$282	$2,827
Real estate-commercial	22,739	—	—	22,739
Real estate-residential secured for business purpose	2,786	—	—	2,786
Real estate-residential secured for personal purpose	2,086	—	—	2,086
Real estate-home equity secured for personal purpose	1,047	—	—	1,047
Total	$30,009	$1,194	$282	$31,485
(1) Collateral consists of business assets, including accounts receivable and personal property.
(2) Loans fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2020. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real-estate residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real-estate residential secured for a business purpose loans by credit quality indicator at March 31, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2021
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$69,723	$146,523	$90,985	$71,413	$34,561	$64,820	$374,556	$852,581
2. Special Mention	—	2,680	783	299	408	1,766	6,280	12,216
3. Substandard	—	—	36	145	17	714	6,287	7,199
Total	$69,723	$149,203	$91,804	$71,857	$34,986	$67,300	$387,123	$871,996

Paycheck Protection Program
Risk Rating
1. Pass	$161,718	$366,734	$—	$—	$—	$—	$—	$528,452
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$161,718	$366,734	$—	$—	$—	$—	$—	$528,452

Real Estate-Commercial
Risk Rating
1. Pass	$207,223	$1,011,644	$466,297	$202,198	$255,578	$262,380	$40,041	$2,445,361
2. Special Mention	—	6,173	26,482	3,472	—	6,992	1,248	44,367
3. Substandard	—	12,274	4,597	6,647	11,154	6,964	336	41,972
Total	$207,223	$1,030,091	$497,376	$212,317	$266,732	$276,336	$41,625	$2,531,700

Real Estate-Construction
Risk Rating
1. Pass	$28,695	$100,814	$56,044	$34,940	$124	$2,949	$4,821	$228,387
2. Special Mention	—	21,265	—	—	—	—	—	21,265
3. Substandard	—	—	—	—	—	—	—	—
Total	$28,695	$122,079	$56,044	$34,940	$124	$2,949	$4,821	$249,652

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$55,096	$105,094	$61,128	$45,109	$39,084	$51,891	$24,543	$381,945
2. Special Mention	—	1,343	—	187	75	304	—	1,909
3. Substandard	—	27	985	50	46	2,008	831	3,947
Total	$55,096	$106,464	$62,113	$45,346	$39,205	$54,203	$25,374	$387,801

Totals By Risk Rating
1. Pass	$522,455	$1,730,809	$674,454	$353,660	$329,347	$382,040	$443,961	$4,436,726
2. Special Mention	—	31,461	27,265	3,958	483	9,062	7,528	79,757
3. Substandard	—	12,301	5,618	6,842	11,217	9,686	7,454	53,118
Total	$522,455	$1,774,571	$707,337	$364,460	$341,047	$400,788	$458,943	$4,569,601

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$162,547	$93,967	$74,722	$38,906	$17,371	$56,053	$427,336	$870,902
2. Special Mention	2,723	783	316	500	777	1,144	8,318	14,561
3. Substandard	—	430	362	28	—	627	5,755	7,202
Total	$165,270	$95,180	$75,400	$39,434	$18,148	$57,824	$441,409	$892,665

Paycheck Protection Program
Risk Rating
1. Pass	$483,773	$—	$—	$—	$—	$—	$—	$483,773
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$483,773	$—	$—	$—	$—	$—	$—	$483,773

Real Estate-Commercial
Risk Rating
1. Pass	$1,084,157	$481,997	$223,646	$268,236	$143,041	$157,503	$43,008	$2,401,588
2. Special Mention	6,220	10,076	3,498	—	1,250	5,870	1,247	28,161
3. Substandard	3,803	3,998	709	11,383	1,207	6,690	1,333	29,123
Total	$1,094,180	$496,071	$227,853	$279,619	$145,498	$170,063	$45,588	$2,458,872

Real Estate-Construction
Risk Rating
1. Pass	$116,840	$59,507	$39,009	$113	$2,950	$—	$3,711	$222,130
2. Special Mention	21,225	—	—	—	—	—	—	21,225
3. Substandard	—	—	—	—	—	—	—	—
Total	$138,065	$59,507	$39,009	$113	$2,950	$—	$3,711	$243,355

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$118,925	$72,149	$52,775	$43,347	$37,768	$25,170	$25,510	$375,644
2. Special Mention	1,354	—	188	77	175	130	—	1,924
3. Substandard	28	991	50	64	1,065	962	718	3,878
Total	$120,307	$73,140	$53,013	$43,488	$39,008	$26,262	$26,228	$381,446

Totals By Risk Rating
1. Pass	$1,966,242	$707,620	$390,152	$350,602	$201,130	$238,726	$499,565	$4,354,037
2. Special Mention	31,522	10,859	4,002	577	2,202	7,144	9,565	65,871
3. Substandard	3,831	5,419	1,121	11,475	2,272	8,279	7,806	40,203
Total	$2,001,595	$723,898	$395,275	$362,654	$205,604	$254,149	$516,936	$4,460,111

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2021 and December 31, 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2021 and December 31, 2020.

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: Real-estate residential secured for personal purpose loans, Real-estate home equity secured for personal purpose loans, Loans to individuals and Lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2020. Loans and leases past due 90 days or more, loans and leases on nonaccrual status and troubled debt restructured loans and lease modifications are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents for the recorded investment in loans and leases held for investment for Real-estate residential secured for personal purpose loans, Real-estate home equity secured for personal purpose loans, Loans to individuals and Lease financings by credit quality indicator at March 31, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2021
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$65,849	$186,428	$51,724	$37,244	$37,472	$112,249	$1,113	$492,079
2. Nonperforming	—	1,065	—	55	—	1,150	—	2,270
Total	$65,849	$187,493	$51,724	$37,299	$37,472	$113,399	$1,113	$494,349

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$311	$1,061	$601	$724	$1,105	$2,367	$155,219	$161,388
2. Nonperforming	—	—	—	186	—	33	922	1,141
Total	$311	$1,061	$601	$910	$1,105	$2,400	$156,141	$162,529

Loans to Individuals
Payment Performance
1. Performing	$263	$1,305	$1,183	$823	$342	$2,180	$19,249	$25,345
2. Nonperforming	—	—	—	—	—	123	—	123
Total	$263	$1,305	$1,183	$823	$342	$2,303	$19,249	$25,468

Lease Financings
Payment Performance
1. Performing	$15,160	$67,256	$42,254	$26,121	$9,364	$2,657	$—	$162,812
2. Nonperforming	—	—	23	3	216	5	—	247
Total	$15,160	$67,256	$42,277	$26,124	$9,580	$2,662	$—	$163,059

Totals by Payment Performance
1. Performing	$81,583	$256,050	$95,762	$64,912	$48,283	$119,453	$175,581	$841,624
2. Nonperforming	—	1,065	23	244	216	1,311	922	3,781
Total	$81,583	$257,115	$95,785	$65,156	$48,499	$120,764	$176,503	$845,405

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$191,987	$61,880	$56,314	$50,983	$38,975	$84,138	$1,237	$485,514
2. Nonperforming	666	—	56	—	—	1,364	—	2,086
Total	$192,653	$61,880	$56,370	$50,983	$38,975	$85,502	$1,237	$487,600

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$1,195	$815	$829	$1,160	$518	$2,189	$158,803	$165,509
2. Nonperforming	—	—	198	—	—	36	866	1,100
Total	$1,195	$815	$1,027	$1,160	$518	$2,225	$159,669	$166,609

Loans to Individuals
Payment Performance
1. Performing	$1,795	$1,425	$970	$441	$220	$2,266	$20,180	$27,297
2. Nonperforming	—	—	—	—	—	23	162	185
Total	$1,795	$1,425	$970	$441	$220	$2,289	$20,342	$27,482

Lease Financings
Payment Performance
1. Performing	$72,173	$45,972	$30,679	$11,613	$3,616	$567	$—	$164,620
2. Nonperforming	12	182	5	205	7	8	—	419
Total	$72,185	$46,154	$30,684	$11,818	$3,623	$575	$—	$165,039

Totals by Payment Performance
1. Performing	$267,150	$110,092	$88,792	$64,197	$43,329	$89,160	$180,220	$842,940
2. Nonperforming	678	182	259	205	7	1,431	1,028	3,790
Total	$267,828	$110,274	$89,051	$64,402	$43,336	$90,591	$181,248	$846,730

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2021 and December 31, 2020.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The allowance for credit losses (ACL) on loans decreased during the three months ended March 31, 2021 primarily due to favorable changes in economic assumptions, which were impacted by the ongoing recovery from the COVID-19 pandemic, partially offset by loan growth. There were no changes to the reasonable and supportable forecast period, the reversion period, or any other significant methodology changes during the three months ended March 31, 2021. The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	Beginning balance	Adjustment to initially apply ASU No. 2016-13 for CECL	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2021
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$13,584	$—	$(3,078)	$(338)	$65	$10,233
Real Estate-Commercial	52,230	—	(6,771)	—	—	45,459
Real Estate-Construction	3,298	—	(499)	—	—	2,799
Real Estate-Residential Secured for Business Purpose	7,317	—	(679)	—	54	6,692
Real Estate-Residential Secured for Personal Purpose	3,055	—	1	—	—	3,056
Real Estate-Home Equity Secured for Personal Purpose	1,176	—	79	—	2	1,257
Loans to Individuals	533	—	(58)	(56)	28	447
Lease Financings	1,701	—	(254)	(91)	48	1,404
Unallocated	150	—	—	N/A	N/A	150
Total	$83,044	$—	$(11,259)	$(485)	$197	$71,497
Three Months Ended March 31, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$5,630	$(481)	$52	$19,244
Real Estate-Commercial	15,750	6,208	12,817	—	35	34,810
Real Estate-Construction	2,446	29	642	—	—	3,117
Real Estate-Residential Secured for Business Purpose	2,622	2,502	782	(3)	3	5,906
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	114	—	—	2,121
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	78	—	5	795
Loans to Individuals	470	104	47	(35)	14	600
Lease Financings	1,311	(135)	376	(152)	73	1,473
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$20,452	$(671)	$182	$68,216

N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at March 31, 2021 and 2020:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At March 31, 2021
Commercial, Financial and Agricultural	$253	$9,980	$10,233	$2,006	$869,990	$—	$871,996
Paycheck Protection Program	—	—	—	—	528,452	—	528,452
Real Estate-Commercial	—	45,459	45,459	22,026	2,509,522	152	2,531,700
Real Estate-Construction	—	2,799	2,799	—	249,652	—	249,652
Real Estate-Residential Secured for Business Purpose	3	6,689	6,692	2,859	384,942	—	387,801
Real Estate-Residential Secured for Personal Purpose	25	3,031	3,056	1,867	492,482	—	494,349
Real Estate-Home Equity Secured for Personal Purpose	—	1,257	1,257	1,089	161,440	—	162,529
Loans to Individuals	—	447	447	—	25,468	—	25,468
Lease Financings	—	1,404	1,404	—	163,059	—	163,059
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$281	$71,216	$71,497	$29,847	$5,385,007	$152	$5,415,006
At March 31, 2020
Commercial, Financial and Agricultural	$698	$18,546	$19,244	$3,934	$940,255	$—	$944,189
Real Estate-Commercial	1,547	33,263	34,810	28,827	2,071,584	288	2,100,699
Real Estate-Construction	—	3,117	3,117	—	215,150	—	215,150
Real Estate-Residential Secured for Business Purpose	95	5,811	5,906	1,270	376,374	—	377,644
Real Estate-Residential Secured for Personal Purpose	195	1,926	2,121	1,280	453,718	—	454,998
Real Estate-Home Equity Secured for Personal Purpose	—	795	795	820	176,585	—	177,405
Loans to Individuals	—	600	600	—	29,170	—	29,170
Lease Financings	—	1,473	1,473	—	149,570	—	149,570
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$2,535	$65,681	$68,216	$36,131	$4,412,406	$288	$4,448,825
N/A – Not applicable

Troubled Debt Restructured Loans

There were no loans that were restructured during the three months ended March 31, 2021 or March 31, 2020.

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. These loan and leases had a combined principal balance of approximately $73.0 million as of March 31, 2021, which represents approximately 1.5% of the loan portfolio, excluding PPP loans.

There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the three months ended March 31, 2021 or March 31, 2020.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	At March 31, 2021	At December 31, 2020
Real estate-residential secured for personal purpose	$57	$64
Total	$57	$64

There was no foreclosed residential real estate property included in other real estate owned at March 31, 2021 and December 31, 2020.

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
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2021	At December 31, 2020
2021 (excluding the three months ended March 31, 2021)	$47,581	$61,724
2022	53,034	49,970
2023	38,736	35,631
2024	23,604	20,821
2025	10,937	8,319
Thereafter	3,044	2,763
Total future minimum lease payments receivable	176,936	179,228
Plus: Unguaranteed residual	938	914
Plus: Initial direct costs	2,468	2,567
Less: Imputed interest	(17,283)	(17,670)
Lease financings	$163,059	$165,039

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. The Corporation also has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows.

Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2021 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2020	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2021	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2021			At December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$4,960	$1,829	$6,788	$4,787	$2,001
Customer related intangibles	6,017	5,635	381	7,604	7,147	457
Servicing rights	23,667	16,652	7,015	22,354	15,946	6,408
Total amortized intangible assets	$36,472	$27,247	$9,225	$36,746	$27,880	$8,866
(1) Included within accumulated amortization is a valuation allowance of $1 thousand and $87 thousand on mortgage servicing rights at March 31, 2021 and December 31, 2020, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2021 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$675
2022		666
2023		409
2024		267
2025		144
Thereafter		49
Total		$2,210
The aggregate fair value of mortgage servicing rights was $9.5 million and $6.7 million at March 31, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at March 31, 2021 and December 31, 2020.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning of period	$6,408	$6,626
Servicing rights capitalized	1,313	526
Amortization of servicing rights	(792)	(657)
Changes in valuation allowance	86	(55)
End of period	$7,015	$6,440
Loans serviced for others	$1,255,124	$1,087,174
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Valuation allowance, beginning of period	$(87)	$—
Additions	—	(55)
Reductions	86	—
Valuation allowance, end of period	$(1)	$(55)

The estimated amortization expense of servicing rights for the remainder of 2021 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$1,307
2022		1,077
2023		885
2024		725
2025		593
Thereafter		2,428
Total		$7,015

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2021 and December 31, 2020 consisted of the following:

	At March 31, 2021		At December 31, 2020
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,857,547	—%	$1,690,663
Demand deposits	0.19	2,006,368	0.22	2,070,183
Savings deposits	0.09	973,466	0.08	918,094
Time deposits	1.31	474,211	1.30	563,775
Total	0.21%	$5,311,592	0.24%	$5,242,715
The aggregate amount of time deposits in denominations of $100 thousand or more was $226.3 million at March 31, 2021 and $296.7 million at December 31, 2020. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $91.7 million at March 31, 2021 and $161.6 million at December 31, 2020.

At March 31, 2021, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$11,944
2022		174,693
2023		118,952
2024		124,004
2025		27,477
Thereafter		17,141
Total		$474,211

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$26,676	0.05%	$17,906	0.05%

Long-term debt:
FHLB advances	$95,000	1.34%	$110,000	1.42%

Subordinated notes	$173,617	5.02%	$183,515	4.96%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.3 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At March 31, 2021 and December 31, 2020, the Bank had outstanding short-term letters of credit with the FHLB totaling $560.7 million and $669.7 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.6 billion at March 31, 2021.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia (the FRB of Philadelphia) to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $37.7 million and $40.7 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2021 and December 31, 2020, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank have $2.3 billion and $2.2 billion of committed borrowing capacity at March 31, 2021 and December 31, 2020, respectively, of which $1.7 billion and $1.5 billion was available as of March 31, 2021 and December 31, 2020, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $460.0 million at March 31, 2021 and December 31, 2020, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB mature as follows:

(Dollars in thousands)	As of March 31, 2021	Weighted Average Rate
Remainder of 2021	$—	—%
2022	—	—
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
Thereafter	—	—
Total	$95,000	1.34%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended March 31,
	2021	2020	2021	2020
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$130	$117	$36	$28
Interest cost	354	417	21	24
Expected loss on plan assets	(892)	(816)	—	—
Amortization of net actuarial loss	317	291	12	6
Net periodic benefit (income) cost	$(91)	$9	$69	$58

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to make contributions of $156 thousand to its non-qualified retirement plans and $94 thousand to its other postretirement benefit plans in 2021. During the three months ended March 31, 2021, the Corporation contributed $39 thousand to its non-qualified retirement plans and $27 thousand to its other postretirement plans. During the three months ended March 31, 2021, $664 thousand was paid to participants from the retirement plans and $27 thousand was paid to participants from the other postretirement plans.

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

The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2021:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2021
Outstanding at December 31, 2020	453,785	$25.06
Forfeited	(9,500)	28.33
Exercised	(36,286)	20.90
Outstanding at March 31, 2021	407,999	25.35	5.6	$1,322
Exercisable at March 31, 2021	407,999	25.35	5.6	1,322
The following is a summary of nonvested stock options at March 31, 2021 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2020	49,771	$6.46
Vested	(49,771)	6.46
Nonvested stock options at March 31, 2021	—	—

The Corporation did not issue stock options during the three months ended March 31, 2021 or March 31, 2020.
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at March 31, 2021 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards and units at December 31, 2020	305,704	$21.18
Granted	139,007	27.67
Vested	(85,731)	22.68
Cancelled	(9,953)	22.35
Nonvested stock units at March 31, 2021	349,027	23.37

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Restricted stock units granted	139,007	179,080
Weighted average grant date fair value	$27.67	$18.62
Intrinsic value of units granted	$3,847	$2,923
Restricted stock awards and units vested	85,731	57,355
Weighted average grant date fair value	$22.68	$27.23
Intrinsic value of awards and units vested	$2,354	$1,335

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at March 31, 2021 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$6,925	2.3
	$6,925	2.3
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Stock-based compensation expense:
Stock options	$62	$108
Restricted stock awards and units	812	327
Employee stock purchase plan	23	20
Total	$897	$455
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$33	$106

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
Other comprehensive income	1,379	65	260	1,704
Balance, March 31, 2021	$—	$(356)	$(20,084)	$(20,440)

Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL	237	—	—	237
Other comprehensive (loss) income	(4,000)	(370)	235	(4,135)
Balance, March 31, 2020	$(6,994)	$(555)	$(18,079)	$(25,628)

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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At March 31, 2021, approximately $233 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2021. At March 31, 2021, the notional amount of the interest rate swap was $15.3 million and the fair value was a liability of $450 thousand.

The Corporation has an interest rate swap with a current notional amount of $147 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At March 31, 2021, the Corporation reported 110 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $707.3 million and remaining maturities ranging from 12 months to 10 years. At March 31, 2021, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $271 thousand. At March 31, 2021, the fair value of the swaps to the customers was a net liability of $15.5 million and these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2021
Interest rate swap - cash flow hedge	$15,255		$—	Other liabilities	$450
Total	$15,255		$—		$450
At December 31, 2020
Interest rate swap - cash flow hedge	$15,465		$—	Other liabilities	$533
Total	$15,465		$—		$533
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2021
Interest rate swap	$147		$—	Other liabilities	$5
Credit derivatives	707,333		—	Other liabilities	271
Interest rate locks with customers	97,001	Other assets	1,163		—
Forward loan sale commitments	119,637	Other assets	1,222		—
Total	$924,118		$2,385		$276
At December 31, 2020
Interest rate swap	$179		$—	Other liabilities	$8
Credit derivatives	643,556		—	Other liabilities	535
Interest rate locks with customers	77,246	Other assets	2,894		—
Forward loan sale commitments	112,690		—	Other liabilities	752
Total	$833,671		$2,894		$1,295

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2021	2020
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$76	$29
Total net loss		$(76)	$(29)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2021	2020
Credit derivatives	Other noninterest income	$1,107	$140
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(1,730)	2,512
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	1,974	(867)
Total net gain		$1,351	$1,785

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2021	At December 31, 2020
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(356)	$(421)
Total		$(356)	$(421)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2021.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at March 31, 2021 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $4 thousand at March 31, 2021.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, classified using the fair value hierarchy:

	At March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$10,210	$—	$10,210
Residential mortgage-backed securities	—	133,391	—	133,391
Collateralized mortgage obligations	—	4,657	—	4,657
Corporate bonds	—	80,971	9,600	90,571
Total available-for-sale securities	—	229,229	9,600	238,829
Equity securities:
Equity securities - financial services industry	933	—	—	933
Money market mutual funds	2,591	—	—	2,591
Total equity securities	3,524	—	—	3,524
Loans*	—	—	152	152
Loans held for sale	—	22,636	—	22,636
Interest rate locks with customers*	—	1,163	—	1,163
Forward loan sale commitments*	—	1,222	—	1,222
Total assets	$3,524	$254,250	$9,752	$267,526
Liabilities:
Contingent consideration liability	$—	$—	$28	$28
Interest rate swaps*	—	455	—	455
Credit derivatives*	—	—	271	271
Total liabilities	$—	$455	$299	$754
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $9.6 million of corporate bonds was comprised of one investment grade bond and the Corporation utilizes a third party to estimate fair value. The value is derived from a discounted cash flow analysis which utilizes a probability of default input. The $271 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 110 interest rate swaps with a current notional amount of $707.3 million. The March 31, 2021 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

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
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	(Decrease) increase in value	Balance at March 31, 2021
Corporate bonds	$9,600	$—	$—	$—	$9,600
Loans	187	—	(33)	(2)	152
Credit derivatives	(535)	(843)	—	1,107	(271)
Net total	$9,252	$(843)	$(33)	$1,105	$9,481

	Three Months Ended March 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Additions	Payments received	Increase in value	Balance at March 31, 2020
Loans	$317	$—	$(30)	$1	$288
Credit derivatives	(176)	(1,073)	—	140	(1,109)
Net total	$141	$(1,073)	$(30)	$141	$(821)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2021
Girard Partners	$55	$—	$29	$2	$28
Total contingent consideration liability	$55	$—	$29	$2	$28

	Three Months Ended March 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2020
Girard Partners	$160	$—	$31	$6	$135
Total contingent consideration liability	$160	$—	$31	$6	$135

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020:

	At March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$29,564	$29,564
Other real estate owned	—	—	7,481	7,481
Total	$—	$—	$37,045	$37,045

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$30,900	$30,900
Other real estate owned	—	—	7,355	7,355
Total	$—	$—	$38,255	$38,255

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2021 and December 31, 2020. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$187,317	$—	$—	$187,317	$187,317
Held-to-maturity securities	—	139,298	—	139,298	135,153
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	25,571
Net loans and leases held for investment	—	—	5,381,681	5,381,681	5,313,793
Servicing rights	—	—	9,655	9,655	7,015
Total assets	$187,317	$139,298	$5,391,336	$5,717,951	$5,668,849
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,837,381	$—	$—	$4,837,381	$4,837,381
Time deposits	—	482,098	—	482,098	474,211
Total deposits	4,837,381	482,098	—	5,319,479	5,311,592
Short-term borrowings	—	26,676	—	26,676	26,676
Long-term debt	—	97,193	—	97,193	95,000
Subordinated notes	—	181,000	—	181,000	173,617
Total liabilities	$4,837,381	$786,967	$—	$5,624,348	$5,606,885

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$219,858	$—	$—	$219,858	$219,858
Held-to-maturity securities	—	156,325	—	156,325	151,257
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,183
Net loans and leases held for investment	—	—	5,338,782	5,338,782	5,192,710
Servicing rights	—	—	6,783	6,783	6,408
Total assets	$219,858	$156,325	$5,345,565	$5,721,748	$5,598,416
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,678,940	$—	$—	$4,678,940	$4,678,940
Time deposits	—	574,018	—	574,018	563,775
Total deposits	4,678,940	574,018	—	5,252,958	5,242,715
Short-term borrowings	—	17,906	—	17,906	17,906
Long-term debt	—	112,968	—	112,968	110,000
Subordinated notes	—	190,045	—	190,045	183,515
Total liabilities	$4,678,940	$894,937	$—	$5,573,877	$5,554,136

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2021, individually analyzed loans held for investment had a carrying amount of $29.8 million with a valuation allowance of $281 thousand. At December 31, 2020, individually analyzed loans held for investment had a carrying amount of $31.5 million with a valuation allowance of $585 thousand. The Corporation had no individually analyzed leases at March 31, 2021 or December 31, 2020.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2021, servicing rights had a net carrying amount of $7.0 million, which included a valuation allowance of $1 thousand. At December 31, 2020, servicing rights had a net carrying amount of $6.5 million, which included a valuation allowance of $87 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2021, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. During the three months ended March 31, 2021, three commercial real estate properties were transferred to OREO with a carrying balance of $126 thousand. At March 31, 2021 and December 31, 2020, OREO had a carrying amount of $7.5 million and $7.4 million, respectively. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 13. Segment Reporting

At March 31, 2021, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2021	At December 31, 2020	At March 31, 2020
Banking	$6,313,000	$6,234,336	$5,362,279
Wealth Management	48,124	48,646	45,786
Insurance	37,075	35,906	35,935
Other	18,466	17,608	20,768
Consolidated assets	$6,416,665	$6,336,496	$5,464,768

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$51,449	$—	$—	$8	$51,457
Interest expense	3,750	—	—	2,293	6,043
Net interest income (expense)	47,699	—	—	(2,285)	45,414
Reversal of provision for credit losses	(11,283)	—	—	—	(11,283)
Noninterest income	11,230	6,773	5,105	142	23,250
Noninterest expense	30,496	4,191	3,304	1,549	39,540
Intersegment (revenue) expense*	(323)	164	159	—	—
Income (expense) before income taxes	40,039	2,418	1,641	(3,692)	40,407
Income tax expense (benefit)	8,271	498	351	(1,316)	7,804
Net income (loss)	$31,768	$1,920	$1,290	$(2,376)	$32,603
Net capital expenditures	$1,111	$5	$9	$62	$1,187

	Three Months Ended
	March 31, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$52,004	$7	$—	$8	$52,019
Interest expense	8,276	—	—	1,275	9,551
Net interest income (expense)	43,728	7	—	(1,267)	42,468
Provision for credit losses	21,843	—	—	—	21,843
Noninterest income	7,552	6,187	4,887	(242)	18,384
Other noninterest expense	31,247	4,178	3,196	156	38,777
Intersegment (revenue) expense*	(282)	152	130	—	—
(Loss) income before income taxes	(1,528)	1,864	1,561	(1,665)	232
Income tax (benefit) expense	(844)	382	336	(480)	(606)
Net (loss) income	$(684)	$1,482	$1,225	$(1,185)	$838
Net capital expenditures	$371	$5	$3	$—	$379
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

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe" "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements include but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

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
•If the economy is unable to remain open, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Our allowance for credit losses on loans and leases may increase if borrowers experience financial difficulties, which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•A sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could result in a goodwill or intangible impairment charge being recorded that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•A material decrease in net income or a net loss over several quarters could result in the elimination of or a decrease in the rate of our quarterly cash dividend;
•Our wealth management revenues may decline with continuing market turmoil;
•Our cyber security risks are increased as a result of an increase in the number of employees working remotely;
•We rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•FDIC premiums may increase if the agency experience additional resolution costs; and
•We face litigation, regulatory enforcement and reputation risk as a result of our participation in the PPP and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2020 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.

These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases, as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2020 Annual Report on Form 10-K.

General

The Corporation is a Pennsylvania corporation, organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. The consolidated financial statements include the accounts of the Corporation, the Bank and its subsidiaries.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2021	2020	Amount	Percent
Net income	$32,603	$838	$31,765	NM
Net income per share:
Basic	$1.11	$0.03	$1.08	NM
Diluted	1.11	0.03	1.08	NM
Return on average assets	2.07%	0.06%	201 BP	NM
Return on average equity	18.90%	0.50%	1,840 BP	NM

The Corporation reported net income of $32.6 million, or $1.11 diluted earnings per share, for the three months ended March 31, 2021, compared to net income of $838 thousand, or $0.03 diluted earnings per share, for the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Corporation recorded a reversal of provision for credit losses of $11.3 million, of which $12.9 million (after-tax benefit of $10.2 million), or $0.35 diluted earnings per share, was attributable to favorable changes in economic-related assumptions within the Corporation’s CECL model partially offset by a reserve increase attributable to loan growth. The provision for credit losses for the three months ended March 31, 2020 was $21.8 million of which $20.3 million (after-tax charge of $16.1 million), or $0.55 diluted earnings per share, was attributable to adverse changes in economic-related assumptions.

On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, which provides new COVID-19 relief funds, additional funding under the PPP and the establishment of PPP Second Draw Loans. The Small Business Administration (SBA) announced the taking of certain steps under the PPP to further promote equitable relief for smaller businesses. Under this program, we successfully originated approximately 1,200 PPP loans and secured funding of approximately $168.6 million for our customers as of April 15, 2021. During the quarter, we recorded income of $4.5 million within net interest income related to these loans, of which $2.3 million was the result of forgiveness and pay downs of PPP loans totaling $119.7 million. As of March 31, 2021, the Corporation had $9.5 million of net deferred fees on our balance sheet related to PPP loans.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2021 and 2020. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three months ended March 31, 2021 versus 2020

Net interest income on a tax-equivalent basis for the three months ended March 31, 2021 was $46.0 million, an increase of $2.8 million, or 6.6%, compared to the three months ended March 31, 2020. The increase in tax-equivalent net interest income for the three months ended March 31, 2021 compared to same period in the prior year was primarily due to $4.5 million in PPP income, a $3.5 million decrease in the cost of interest-bearing liabilities and growth in loans partially offset by a decrease in loan and investment yields.

The net interest margin, on a tax-equivalent basis, was 3.12% for the three months ended March 31, 2021 compared to 3.48% for the three months ended March 31, 2020. Excess liquidity reduced net interest margin by approximately eleven basis points for the three months ended March 31, 2021 compared to six basis points for the three months ended March 31, 2020. This excess liquidity was primarily driven by strong deposit balance growth over the last twelve months, which was partially attributable to the various stimulus initiatives associated with the COVID-19 pandemic. PPP loans had a favorable impact on net interest margin of four basis points for the three months ended March 31, 2021 compared to no impact for the three months ended March 31, 2020. Excluding the impact of excess liquidity and PPP loans, the net interest margin, on a tax-equivalent basis, was 3.19% and 3.54% for the three months ended March 31, 2021 and March 31, 2020, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$237,548	$56	0.10%	$118,108	$325	1.11%
U.S. government obligations	6,998	36	2.09	7,298	37	2.04
Obligations of states and political subdivisions	11,544	105	3.69	33,595	289	3.46
Other debt and equity securities	355,827	1,267	1.44	401,007	2,668	2.68
Federal Home Loan Bank, Federal Reserve Bank and other stock	26,368	348	5.35	31,450	527	6.74
Total interest-earning deposits, investments and other interest-earning assets	638,285	1,812	1.15	591,458	3,846	2.62
Commercial, financial and agricultural loans	782,208	6,798	3.52	821,267	8,631	4.23
Paycheck Protection Program loans	506,939	4,524	3.62	—	—	—
Real estate—commercial and construction loans	2,621,981	24,458	3.78	2,139,369	23,917	4.50
Real estate—residential loans	1,037,000	9,873	3.86	991,550	11,052	4.48
Loans to individuals	26,447	265	4.06	30,016	407	5.45
Municipal loans and leases	245,638	2,530	4.18	317,006	3,265	4.14
Lease financings	105,684	1,737	6.67	89,376	1,554	6.99
Gross loans and leases	5,325,897	50,185	3.82	4,388,584	48,826	4.47
Total interest-earning assets	5,964,182	51,997	3.54	4,980,042	52,672	4.25
Cash and due from banks	55,311			50,891
Allowance for credit losses, loans and leases	(83,254)			(44,372)
Premises and equipment, net	55,826			56,399
Operating lease right-of-use assets	34,033			34,545
Other assets	357,365			332,056
Total assets	$6,383,463			$5,409,561
Liabilities:
Interest-bearing checking deposits	$817,940	$490	0.24	$584,391	$796	0.55
Money market savings	1,243,673	853	0.28	1,057,336	2,903	1.10
Regular savings	959,232	298	0.13	816,760	792	0.39
Time deposits	525,800	1,759	1.36	602,903	2,915	1.94
Total time and interest-bearing deposits	3,546,645	3,400	0.39	3,061,390	7,406	0.97
Short-term borrowings	17,894	2	0.05	40,126	106	1.06
Long-term debt	101,333	348	1.39	169,205	764	1.82
Subordinated notes	183,340	2,293	5.07	94,847	1,275	5.41
Total borrowings	302,567	2,643	3.54	304,178	2,145	2.84
Total interest-bearing liabilities	3,849,212	6,043	0.64	3,365,568	9,551	1.14
Noninterest-bearing deposits	1,749,502			1,288,594
Operating lease liabilities	37,415			37,766
Accrued expenses and other liabilities	47,598			44,173
Total liabilities	5,683,727			4,736,101
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	296,136			295,318
Retained earnings and other equity	245,816			220,358
Total shareholders’ equity	699,736			673,460
Total liabilities and shareholders’ equity	$6,383,463			$5,409,561
Net interest income		$45,954			$43,121
Net interest spread			2.90			3.11
Effect of net interest-free funding sources			0.22			0.37
Net interest margin			3.12%			3.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	154.95%			147.97%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2021 and 2020 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2021 Versus 2020
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$170	$(439)	$(269)
U.S. government obligations	(2)	1	(1)
Obligations of states and political subdivisions	(202)	18	(184)
Other debt and equity securities	(273)	(1,128)	(1,401)
Federal Home Loan Bank, Federal Reserve Bank and other stock	(78)	(101)	(179)
Interest on deposits, investments and other earning assets	(385)	(1,649)	(2,034)
Commercial, financial and agricultural loans	(402)	(1,431)	(1,833)
Paycheck Protection Program loans	4,524	—	4,524
Real estate—commercial and construction loans	4,781	(4,240)	541
Real estate—residential loans	464	(1,643)	(1,179)
Loans to individuals	(45)	(97)	(142)
Municipal loans and leases	(765)	30	(735)
Lease financings	259	(76)	183
Interest and fees on loans and leases	8,816	(7,457)	1,359
Total interest income	8,431	(9,106)	(675)
Interest expense:
Interest-bearing checking deposits	245	(551)	(306)
Money market savings	429	(2,479)	(2,050)
Regular savings	116	(610)	(494)
Time deposits	(345)	(811)	(1,156)
Interest on time and interest-bearing deposits	445	(4,451)	(4,006)
Short-term borrowings	(38)	(66)	(104)
Long-term debt	(261)	(155)	(416)
Subordinated notes	1,103	(85)	1,018
Interest on borrowings	804	(306)	498
Total interest expense	1,249	(4,757)	(3,508)
Net interest income	$7,182	$(4,349)	$2,833

Provision for Credit Losses

The reversal of the provision for credit losses for the three months ended March 31, 2021 was $11.3 million, of which $12.9 million (after-tax benefit of $10.2 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model partially offset by a reserve increase attributable to loan growth. The provision for credit losses for the three months ended March 31, 2020 was $21.8 million, of which $20.3 million was attributable to adverse changes in economic-related assumptions. Net loan and lease charge-offs for the three months ended March 31, 2021 were $288 thousand compared to $489 thousand for the same period in the prior year.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Trust fee income	$2,034	$1,890	$144	7.6%
Service charges on deposit accounts	1,282	1,397	(115)	(8.2)
Investment advisory commission and fee income	4,697	4,255	442	10.4
Insurance commission and fee income	4,955	4,732	223	4.7
Other service fee income	2,192	1,870	322	17.2
Bank owned life insurance income	717	734	(17)	(2.3)
Net gain on sales of investment securities	65	695	(630)	(90.6)
Net gain on mortgage banking activities	5,938	2,744	3,194	116.4
Other income	1,370	67	1,303	NM
Total noninterest income	$23,250	$18,384	$4,866	26.5%
Three months ended March 31, 2021 versus 2020

Noninterest income for the three months ended March 31, 2021 was $23.3 million, an increase of $4.9 million, or 26.5%, from the three months ended March 31, 2020.

The net gain on mortgage banking activities increased $3.2 million, or 116.4%, for the three months ended March 31, 2021 from the comparable period in the prior year due to an increase in volume and an expansion of margins. Investment advisory commission and fee income increased $442 thousand, or 10.4%, for the three months ended March 31, 2021 from the comparable period in the prior year due to increased assets under management driven by favorable market conditions and new customer relationships. Insurance commission and fee income increased $223 thousand, or 4.7%, for the quarter ended March 31, 2021, primarily due to an increase in premiums for group life and health and commercial lines and an increase in contingent commission income of $36 thousand, which was $1.1 million for each of the quarters ended March 31, 2021 and 2020. Contingent commission income is largely recognized in the first quarter of the year.

Other income increased $1.3 million for the three months ended March 31, 2021 from the comparable period in the prior year primarily due to an increase of $967 thousand in fees on risk participation agreements for interest rate swaps driven by increased customer activity due to the current rate environment. Additionally, equity securities measured at fair value increased $384 thousand for the quarter.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries, benefits and commissions	$24,780	$23,836	$944	4.0%
Net occupancy	2,739	2,574	165	6.4
Equipment	946	995	(49)	(4.9)
Data processing	3,050	2,760	290	10.5
Professional fees	1,748	1,317	431	32.7
Marketing and advertising	280	402	(122)	(30.3)
Deposit insurance premiums	636	504	132	26.2
Intangible expenses	249	330	(81)	(24.5)
Other expense	5,112	6,059	(947)	(15.6)
Total noninterest expense	$39,540	$38,777	$763	2.0%
Three months ended March 31, 2021 versus 2020

Noninterest expense for the three months ended March 31, 2021 was $39.5 million, an increase of $763 thousand, or 2.0%, from the three months ended March 31, 2020.

Salaries, benefits and commissions increased $944 thousand, or 4.0%, for the three months ended March 31, 2021 from the comparable period in the prior year, primarily attributable to additional staff hired to support revenue generation across all business lines, annual merit increases and increased variable compensation due to strong pre-tax pre-provision income during the first quarter of 2021. The increases in salaries, benefits and commissions were offset by $582 thousand of incremental capitalized compensation related to the origination of PPP loans. Professional fees increased $431 thousand, or 32.7%, for the three months ended March 31, 2021 from the comparable period in the prior year primarily attributable to increased consultant fees in support of our Diversity, Equity and Inclusion and training initiatives. Data processing expenses increased $290 thousand, or 10.5%, for the three months ended March 31, 2021 from the comparable period in the prior year primarily due to continued investments in customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Deposit insurance premiums increased $132 thousand, or 26.2%, for the three months ended March 31, 2021 from the comparable period in the prior year primarily due to an increased assessment base due to asset growth.

Other expense decreased $947 thousand, or 15.6%, for the three months ended March 31, 2021 from the comparable period in the prior year primarily due to a $656 thousand charge related to the extinguishment of long-term debt that occurred in the first quarter of 2020 and a $295 thousand decrease in travel and entertainment expenses due to COVID-19 related restrictions.

Tax Provision

The provision for income taxes for the three months ended March 31, 2021 and 2020 was $7.8 million and $(606) thousand, respectively, at effective tax rates of 19.3% and (261.2)%, respectively. The effective tax rates for the quarters ended March 31, 2021 and 2020 reflect the benefits of tax-exempt income from investments in municipal securities and loans and leases. The calculation of the effective tax rate for income taxes for the quarter ended March 31, 2020 was based on the actual effective tax rate for the year-to-date period, given the uncertainty of the impact of COVID-19 at the time, and its potential impact on the Corporation’s estimate of the annual effective tax rate.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31, 2021	At December 31, 2020	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$187,317	$219,858	$(32,541)	(14.8%)
Investment securities, net of allowance for credit losses	377,506	373,176	4,330	1.2
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	25,571	28,183	(2,612)	(9.3)
Loans held for sale	22,636	37,039	(14,403)	(38.9)
Loans and leases held for investment	5,415,006	5,306,841	108,165	2.0
Allowance for credit losses, loans and leases	(71,497)	(83,044)	11,547	13.9
Premises and equipment, net	55,650	55,636	14	—
Operating lease right-of-use assets	34,317	34,325	(8)	—
Goodwill and other intangibles, net	181,784	181,425	359	0.2
Bank owned life insurance	118,435	117,718	717	0.6
Accrued interest receivable and other assets	69,940	65,339	4,601	7.0
Total assets	$6,416,665	$6,336,496	$80,169	1.3%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $32.5 million, or 14.8%, from December 31, 2020, primarily due to decreased cash letters of $24.1 million and decreased interest earning deposits at the Federal Reserve Bank of $8.1 million.

Investment Securities

Total investments securities at March 31, 2021 increased $4.3 million, or 1.2%, from December 31, 2020. Purchases of $39.3 million, increases in the fair value of available-for-sale investment securities of $1.7 million and a reversal of provision for credit losses of $384 thousand were partially offset by maturities and pay-downs of $29.6 million, sales of $3.6 million, calls of $3.3 million and net amortization of purchased premiums and discounts of $806 thousand.

Loans and Leases

Gross loans and leases held for investment increased $108.2 million, or 2.0%, from December 31, 2020. The growth in gross loans and leases held for investment was due to increases in commercial real estate loans of $72.8 million and PPP loan increases of $44.7 million.

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

At March 31, 2021, nonaccrual loans and leases and accruing troubled debt restructured loans were $30.0 million and had a related allowance for credit losses on loans and leases of $281 thousand. At December 31, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $31.7 million and had a related allowance for credit losses on loans and leases of $585 thousand. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. During the first quarter of 2021, three commercial real estate loans to one borrower totaling $126 thousand were transferred from nonaccrual loans to other real estate owned.

Other real estate owned was $7.5 million and $7.4 million at March 31, 2021 and December 31, 2020, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2021	At December 31, 2020
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$2,006	$2,827
Real estate—commercial	22,026	22,739
Real estate—residential	5,815	5,919
Lease financings	149	207
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	29,996	31,692
Accruing troubled debt restructured loans and lease modifications not included in the above	52	53
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	40	50
Real estate—commercial	—	945
Real estate—residential	403	—
Loans to individuals	123	185
Lease financings	98	212
Total accruing loans and leases, 90 days or more past due	664	1,392
Total nonperforming loans and leases	30,712	33,137
Other real estate owned	7,481	7,355
Total nonperforming assets	$38,193	$40,492
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.55%	0.60%
Nonperforming loans and leases / loans and leases held for investment	0.57%	0.62%
Nonperforming assets / total assets	0.60%	0.64%

Allowance for credit losses, loans and leases	$71,497	$83,044
Allowance for credit losses, loans and leases / loans and leases held for investment	1.32%	1.56%
Allowance for credit losses, loans and leases / nonaccrual loans and leases held for investment	238.36%	262.03%
Allowance for credit losses, loans and leases / nonperforming loans and leases held for investment	232.80%	250.61%

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$13,520	$14,069

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2021	At December 31, 2020
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$29,996	$31,692
Nonaccrual loans and leases with partial charge-offs	4,676	4,227
Life-to-date partial charge-offs on nonaccrual loans and leases	1,761	2,377
Specific reserves on individually analyzed loans	281	585
The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and

Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. As of March 31, 2021, there were approximately 54 loan and lease modifications outstanding with principal balances totaling $73.0 million. As of December 31, 2020, there were approximately 72 loan modifications outstanding with principal balances totaling $68.0 million.

Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of March 31, 2021:

(Dollars in thousands)	As of March 31, 2021
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
CRE - Retail	$356,690	8.8%	$—	—%
Animal Production	269,608	6.7	27	—
CRE - Office	247,320	6.1	—	—
CRE - 1-4 Family Residential Investment	246,643	6.1	1,097	0.4
CRE - Multi-family	213,065	5.3	—	—
CRE - Industrial / Warehouse	180,254	4.5	738	0.4
Hotels & Motels (Accommodation)	174,751	4.3	35,222	20.2
Education	155,589	3.9	2,638	1.7
Nursing and Residential Care Facilities	152,016	3.8	—	—
CRE - Mixed-Use - Residential	120,629	3.0	3,530	2.9
Specialty Trade Contractors	117,204	2.9	85	0.1
Real Estate Lenders, Secondary Market Financing	106,027	2.6	12	—
CRE - Medical Office	93,834	2.3	—	—
Homebuilding (tract developers, remodelers)	81,879	2.0	—	—
Merchant Wholesalers, Durable Goods	73,063	1.8	—	—
Crop Production	69,853	1.7	—	—
Motor Vehicle and Parts Dealers	65,839	1.6	—	—
Rental and Leasing Services	61,096	1.5	—	—
Fabricated Metal Product Manufacturing	60,472	1.5	—	—
Administrative and Support Services	58,298	1.4	101	0.2
Wood Product Manufacturing	57,180	1.4	—	—
Food Services and Drinking Places	53,168	1.3	3,300	6.2
Industries with >$50 million in outstandings	$3,014,478	74.5%	$46,750	1.6%
Industries with <$50 million in outstandings	$1,026,671	25.5%	$24,277	2.4%
Total Commercial Loans	$4,041,149	100.0%	$71,027	1.8%

Consumer Loans and Lease Financings	Total Outstanding Balance		$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
Real Estate-Residential Secured for Personal Purpose	$494,349		$1,712	0.3%
Real Estate-Home Equity Secured for Personal Purpose	162,529		84	0.1
Loans to Individuals	25,468		—	—
Lease Financings	163,059		212	0.1
Total Consumer Loans and Lease Financings	$845,405		$2,008	0.2%

Total	$4,886,554		$73,035	1.5%
(1) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs as of March 31, 2021.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $1.0 million and $982 thousand for the three months ended March 31, 2021 and 2020, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2021 and December 31, 2020.

The Corporation also has goodwill with a net carrying value of $172.6 million at March 31, 2021 and December 31, 2020, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2021 and 2020. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2021	At December 31, 2020	Change
			Amount	Percent
Deposits	$5,311,592	$5,242,715	$68,877	1.3%
Short-term borrowings	26,676	17,906	8,770	49.0
Long-term debt	95,000	110,000	(15,000)	(13.6)
Subordinated notes	173,617	183,515	(9,898)	(5.4)
Operating lease liabilities	37,737	37,690	47	0.1
Accrued interest payable and other liabilities	49,588	52,198	(2,610)	(5.0)
Total liabilities	$5,694,210	$5,644,024	$50,186	0.9%

Deposits

Total deposits increased $68.9 million, or 1.3%, from December 31, 2020, primarily due to increases in consumer and commercial deposits offset by a decrease in public funds and brokered deposits.

Borrowings

Total borrowings decreased $16.1 million, or 5.2%, from December 31, 2020. Long-term debt decreased $15.0 million primarily due to maturities of FHLB advances and subordinated notes decreased $9.8 million primarily due to a $10.0 million redemption of previously issued subordinated notes. These decreases were partially offset by an $8.8 million increase in short-term customer repurchase agreements.

Other Liabilities

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $2.5 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively. The increase was due to lower line utilization, which results in higher potential funding amounts.
Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2021	At December 31, 2020	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	296,177	296,186	(9)	—
Retained earnings	333,581	306,899	26,682	8.7
Accumulated other comprehensive loss	(20,440)	(22,144)	1,704	(7.7)
Treasury stock	(44,647)	(46,253)	1,606	(3.5)
Total shareholders’ equity	$722,455	$692,472	$29,983	4.3%

Total shareholders' equity increased $30.0 million, or 4.3%, from December 31, 2020. Retained earnings at March 31, 2021 increased by $26.7 million primarily due to net income of $32.6 million offset by $5.9 million of cash dividends declared and paid for the three months ended March 31, 2021. Accumulated other comprehensive loss decreased by $1.7 million mainly attributable to increases in the fair value of available-for-sale investment securities of $1.4 million, net of tax. Treasury stock decreased $1.6 million from December 31, 2020 primarily due to stock issued under dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $40.0 million and pre-tax loss of $1.5 million for the three months ended March 31, 2021 and 2020, respectively. See the section of this MD&A under the headings "Net Interest Income", "Interest Income", "Interest Expense", and "Provision for Credit Losses" for a discussion of the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.4 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. Noninterest income was $6.8 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. The increase in pre-tax income and noninterest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to appreciation of assets under management and supervision, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $4.2 billion as of March 31, 2021, $4.1 billion as of December 31, 2020, $3.3 billion as of March 31, 2020 and $3.8 billion as of December 31, 2019. The increase in assets under management and supervision of $116.1 million for the period from December 31, 2020 to March 31, 2021 and $926.7 million for the period from March 31, 2020 to March 31, 2021 was primarily due to the general improvement in the equity markets and new customer relationships.

The Insurance segment reported pre-tax income of $1.6 million for both the three months ended March 31, 2021 and 2020. Noninterest income was $5.1 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase in noninterest income for the three months ended March 31, 2021 was primarily due to an increase in insurance commissions of $127 thousand compared to the same period in the prior year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at March 31, 2021.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of March 31, 2021 and December 31, 2020 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$804,632	15.13%	$425,322	8.00%	$531,653	10.00%
Bank	634,728	11.98	423,859	8.00	529,824	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	589,084	11.08	318,992	6.00	425,322	8.00
Bank	580,797	10.96	317,894	6.00	423,859	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	589,084	11.08	239,244	4.50	345,575	6.50
Bank	580,797	10.96	238,421	4.50	344,386	6.50
Tier 1 Capital (to Average Assets):
Corporation	589,084	9.45	249,290	4.00	311,612	5.00
Bank	580,797	9.35	248,556	4.00	310,695	5.00
At December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$801,368	15.31%	$418,811	8.00%	$523,513	10.00%
Bank	632,183	12.12	417,416	8.00	521,769	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	314,108	6.00	418,811	8.00
Bank	569,821	10.92	313,062	6.00	417,416	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	235,581	4.50	340,284	6.50
Bank	569,821	10.92	234,796	4.50	339,150	6.50
Tier 1 Capital (to Average Assets):
Corporation	563,491	9.08	248,224	4.00	310,280	5.00
Bank	569,821	9.21	247,494	4.00	309,368	5.00
At March 31, 2021 and December 31, 2020, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At March 31, 2021, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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
Additionally, in March 2020, the Office of the Comptroller of the Currency, Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule (IFR) designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the coronavirus (COVID-19). The 2020 CECL IFR allows Corporations that adopted CECL before December 31, 2020 to defer 100 percent of the day one transitional amounts described above through

December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allows electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.
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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1 to the Condensed Consolidated Financial Statements, "Summary of Significant Accounting Policies."

Recent Regulatory and Legislative Developments

Coronavirus Response and Relief Supplemental Appropriations Act of 2021

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 ("CRRSA Act") was signed into law, which contains provisions that could directly impact financial institutions including: (1) extending until January 1, 2022 when insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (CECL) accounting standard; and (2) extending until January 1, 2022 the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019. The CRRSA Act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP, which was originally established under the CARES Act, was also extended under the CRRSA Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2021	—	$—	—	679,174
February 1 – 28, 2021	—	—	—	679,174
March 1 – 31, 2021	—	—	—	679,174
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – 31, 2021	—	$—
February 1 – 28, 2021	1,180	25.32
March 1 – 31, 2021	9,313	28.42
Total	10,493	$28.07

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.

	Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on January 29, 2021.

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

	Exhibit 101	The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: May 3, 2021	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2021	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)