Form 10-Q
period 2021-06-30
UNIVEST FINANCIAL Corp
filed 2021-08-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,412,731
(Title of Class)	(Number of shares outstanding at July 30, 2021)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2021	At December 31, 2020
ASSETS
Cash and due from banks	$50,358	$62,555
Interest-earning deposits with other banks	153,091	157,303
Cash and cash equivalents	203,449	219,858
Investment securities held-to-maturity (fair value $123,119 and $156,325 at June 30, 2021 and December 31, 2020, respectively)	119,692	151,257
Investment securities available-for-sale (amortized cost $274,613 and $221,254, net of allowance for credit losses of $485 and $869 at June 30, 2021 and December 31, 2020, respectively)	274,862	218,640
Investments in equity securities	2,872	3,279
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	25,228	28,183
Loans held for sale	27,322	37,039
Loans and leases held for investment	5,327,313	5,306,841
Less: Allowance for credit losses, loans and leases	(71,355)	(83,044)
Net loans and leases held for investment	5,255,958	5,223,797
Premises and equipment, net	56,067	55,636
Operating lease right-of-use assets	33,688	34,325
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	9,396	8,866
Bank owned life insurance	117,765	117,718
Accrued interest receivable and other assets	57,447	65,339
Total assets	$6,356,305	$6,336,496
LIABILITIES
Noninterest-bearing deposits	$1,872,031	$1,690,663
Interest-bearing deposits	3,446,673	3,552,052
Total deposits	5,318,704	5,242,715
Short-term borrowings	25,251	17,906
Long-term debt	95,000	110,000
Subordinated notes	98,719	183,515
Operating lease liabilities	37,131	37,690
Accrued interest payable and other liabilities	41,502	52,198
Total liabilities	5,616,307	5,644,024
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2021 and December 31, 2020; 31,556,799 shares issued at June 30, 2021 and December 31, 2020; 29,411,731 and 29,295,052 shares outstanding at June 30, 2021 and December 31, 2020, respectively	157,784	157,784
Additional paid-in capital	297,208	296,186
Retained earnings	348,579	306,899
Accumulated other comprehensive loss, net of tax benefit	(19,545)	(22,144)
Treasury stock, at cost; 2,145,068 and 2,261,747 shares at June 30, 2021 and December 31, 2020, respectively	(44,028)	(46,253)
Total shareholders’ equity	739,998	692,472
Total liabilities and shareholders’ equity	$6,356,305	$6,336,496
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans and leases	$50,588	$47,137	$100,251	$95,359
Interest and dividends on investment securities:
Taxable	1,399	2,218	2,702	4,923
Exempt from federal income taxes	48	196	135	436
Interest on deposits with other banks	46	67	102	392
Interest and dividends on other earning assets	360	362	708	889
Total interest income	52,441	49,980	103,898	101,999
Interest expense
Interest on deposits	3,159	4,372	6,559	11,778
Interest on short-term borrowings	3	122	5	228
Interest on long-term debt and subordinated notes	2,522	1,968	5,163	4,007
Total interest expense	5,684	6,462	11,727	16,013
Net interest income	46,757	43,518	92,171	85,986
(Reversal of provision) provision for credit losses	(59)	23,737	(11,342)	45,580
Net interest income after provision for credit losses	46,816	19,781	103,513	40,406
Noninterest income
Trust fee income	2,157	1,924	4,191	3,814
Service charges on deposit accounts	1,314	890	2,596	2,287
Investment advisory commission and fee income	4,558	3,540	9,255	7,795
Insurance commission and fee income	3,839	4,067	8,794	8,799
Other service fee income	2,748	1,488	4,940	3,358
Bank owned life insurance income	1,620	732	2,337	1,466
Net gain on sales of investment securities	54	65	119	760
Net gain on mortgage banking activities	3,461	3,515	9,399	6,259
Other income	479	1,779	1,849	1,846
Total noninterest income	20,230	18,000	43,480	36,384
Noninterest expense
Salaries, benefits and commissions	25,396	21,700	50,176	45,536
Net occupancy	2,656	2,478	5,395	5,052
Equipment	968	923	1,914	1,918
Data processing	3,064	2,750	6,114	5,510
Professional fees	2,015	1,264	3,763	2,581
Marketing and advertising	561	535	841	937
Deposit insurance premiums	613	615	1,249	1,119
Intangible expenses	249	321	498	651
Other expense	5,764	5,374	10,876	11,433
Total noninterest expense	41,286	35,960	80,826	74,737
Income before income taxes	25,760	1,821	66,167	2,053
Income tax expense (benefit)	4,885	(264)	12,689	(870)
Net income	$20,875	$2,085	$53,478	$2,923
Net income per share:
Basic	$0.71	$0.07	$1.82	$0.10
Diluted	0.71	0.07	1.81	0.10
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2021			2020
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$25,760	$4,885	$20,875	$1,821	$(264)	$2,085
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	788	167	621	7,169	1,504	5,665
Reversal of provision for credit losses	—	—	—	(42)	(8)	(34)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(54)	(11)	(43)	(65)	(14)	(51)
Total net unrealized gains on available-for-sale investment securities	734	156	578	7,062	1,482	5,580
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(4)	(1)	(3)	(62)	(13)	(49)
Less: reclassification adjustment for net losses realized in net income (2)	76	16	60	69	14	55
Total net unrealized gains on interest rate swaps used in cash flow hedges	72	15	57	7	1	6
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	329	69	260	297	62	235
Total defined benefit pension plans	329	69	260	297	62	235
Other comprehensive income	1,135	240	895	7,366	1,545	5,821
Total comprehensive income	$26,895	$5,125	$21,770	$9,187	$1,281	$7,906

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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2021			2020
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$66,167	$12,689	$53,478	$2,053	$(870)	$2,923
Other comprehensive income (loss):
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	2,982	628	2,354	2,204	462	1,742
(Reversal of provision) provision for credit losses	(384)	(81)	(303)	555	117	438
Less: reclassification adjustment for net gains on sales realized in net income (1)	(119)	(25)	(94)	(760)	(160)	(600)
Total net unrealized gains on available-for-sale investment securities	2,479	522	1,957	1,999	419	1,580
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	2	—	2	(559)	(118)	(441)
Less: reclassification adjustment for net losses realized in net income (2)	152	32	120	98	21	77
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	154	32	122	(461)	(97)	(364)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	658	138	520	594	124	470
Total defined benefit pension plans	658	138	520	594	124	470
Other comprehensive income	3,291	692	2,599	2,132	446	1,686
Total comprehensive income (loss)	$69,458	$13,381	$56,077	$4,185	$(424)	$4,609

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended June 30, 2021
Balance at March 31, 2021	29,379,575	$157,784	$296,177	$333,581	$(20,440)	$(44,647)	$722,455
Net income	—	—	—	20,875	—	—	20,875
Other comprehensive income, net of income tax	—	—	—	—	895	—	895
Cash dividends declared ($0.20 per share)	—	—	—	(5,877)	—	—	(5,877)
Stock-based compensation	—	—	822	—	—	(1)	821
Stock issued under dividend reinvestment and employee stock purchase plans	21,915	—	25	—	—	580	605
Exercise of stock options	10,241	—	14	—	—	210	224
Cancellation of performance-based restricted stock awards	—	—	170	—	—	(170)	—
Balance at June 30, 2021	29,411,731	$157,784	$297,208	$348,579	$(19,545)	$(44,028)	$739,998

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2020
Balance at March 31, 2020	29,164,782	$157,784	$295,439	$272,478	$(25,628)	$(48,522)	$651,551
Net income	—	—	—	2,085	—	—	2,085
Other comprehensive income, net of income tax	—	—	—	—	5,821	—	5,821
Cash dividends declared ($0.20 per share)	—	—	—	(5,811)	—	—	(5,811)
Stock-based compensation	—	—	651	(1)	—	—	650
Stock issued under dividend reinvestment and employee stock purchase plans	38,109	—	(62)	—	—	653	591
Purchases of treasury stock	(906)	—	—	—	—	(14)	(14)
Balance at June 30, 2020	29,201,985	$157,784	$296,028	$268,751	$(19,807)	$(47,883)	$654,873

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2021
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472
Net income	—	—	—	53,478	—	—	53,478
Other comprehensive income, net of income tax	—	—	—	—	2,599	—	2,599
Cash dividends declared ($0.40 per share)	—	—	—	(11,741)	—	—	(11,741)
Stock-based compensation	—	—	1,700	(56)	—	(1)	1,643
Stock issued under dividend reinvestment and employee stock purchase plans	45,226	—	90	(1)	—	1,125	1,214
Vesting of restricted stock unit awards	42,619	—	(1,126)	—	—	771	(355)
Exercise of stock options	46,527	—	31	—	—	952	983
Cancellation of performance-based restricted stock awards	(7,199)	—	327	—	—	(327)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at June 30, 2021	29,411,731	$157,784	$297,208	$348,579	$(19,545)	$(44,028)	$739,998

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2020
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122
Adjustment to initially apply ASU No. 2016-13 for CECL	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	2,923	—	—	2,923
Other comprehensive income, net of income tax	—	—	—	—	1,686	—	1,686
Cash dividends declared ($0.40 per share)	—	—	—	(11,677)	—	—	(11,677)
Stock-based compensation	—	—	1,075	(14)	—	—	1,061
Stock issued under dividend reinvestment and employee stock purchase plans	64,154	—	(111)	—	—	1,274	1,163
Vesting of restricted stock unit awards	17,035	—	(346)	—	—	346	—
Exercise of stock options	5,000	—	(7)	—	—	101	94
Cancellation of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(204,056)	—	—	—	—	(4,452)	(4,452)
Balance at June 30, 2020	29,201,985	$157,784	$296,028	$268,751	$(19,807)	$(47,883)	$654,873
Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$53,478	$2,923
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of provision) provision for credit losses	(11,342)	45,580
Depreciation of premises and equipment	2,355	2,448
Net amortization of investment securities premiums and discounts	1,499	977
Net gain on sales of investment securities	(119)	(760)
Net gain on mortgage banking activities	(9,399)	(6,259)
Bank owned life insurance income	(2,337)	(1,466)
Stock-based compensation	1,763	1,139
Intangible expenses	498	651
Other adjustments to reconcile net income to cash used in operating activities	(2,838)	(985)
Originations of loans held for sale	(282,978)	(186,426)
Proceeds from the sale of loans held for sale	306,944	178,995
Contributions to pension and other postretirement benefit plans	(133)	(136)
Increase in accrued interest receivable and other assets	(1,253)	(12,160)
(Decrease) increase in accrued interest payable and other liabilities	(7,745)	1,062
Net cash provided by operating activities	48,393	25,583
Cash flows from investing activities:
Proceeds from sale of premises and equipment	—	8
Purchases of premises and equipment	(2,911)	(1,688)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	39,166	32,663
Proceeds from maturities, calls and principal repayments of securities available-for-sale	28,817	30,087
Proceeds from sales of securities available-for-sale	3,115	63,565
Purchases of investment securities held-to-maturity	(8,626)	(43,116)
Purchases of investment securities available-for-sale	(85,719)	(39,003)
Proceeds from sales of money market mutual funds	4,309	6,912
Purchases of money market mutual funds	(3,763)	(6,529)
Net decrease in other investments	2,955	62
Net increase in loans and leases	(24,701)	(591,521)
Proceeds from sales of other real estate owned	7,255	—
Proceeds from bank owned life insurance	2,290	—
Net cash used in investing activities	(37,813)	(548,560)
Cash flows from financing activities:
Net increase in deposits	75,974	509,253
Net increase in short-term borrowings	7,345	192,100
Proceeds from issuance of long-term debt	—	125,000
Repayment of long-term debt	(15,000)	(65,000)
Repayment of subordinated debt	(85,000)	—
Payment of contingent consideration on acquisitions	(58)	(61)
Purchases of treasury stock	(650)	(4,452)
Stock issued under dividend reinvestment and employee stock purchase plans	1,214	1,163
Proceeds from exercise of stock options	983	94
Cash dividends paid	(11,797)	(11,719)
Net cash (used in) provided by financing activities	(26,989)	746,378
Net (decrease) increase in cash and cash equivalents	(16,409)	223,401
Cash and cash equivalents at beginning of year	219,858	125,128
Cash and cash equivalents at end of period	$203,449	$348,529

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,377	$17,535
Cash paid for income taxes, net of refunds	15,450	7,977
Non cash transactions:
Transfer of loans to other real estate owned	$126	$8,125
Transfer of loans to loans held for sale	3,959	14,416
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-period presentation. Operating results for the three-month or six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

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

Accounting Pronouncements Adopted in 2021

In August 2018, the FASB issued ASU No. 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Disclosures removed by this ASU include the following: (1) amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; and (3) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additional disclosures required by this ASU include: (1) the weighted-average interest crediting rates used in an entity's cash balance pension plans and other similar plans and (2) explanations for reasons for significant changes in the benefit obligation or plan assets. These amendments are to be applied retrospectively. This ASU became effective on January 1, 2021 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statement disclosures but will result in the elimination of certain disclosures for retirement plans and other postretirement benefits in the Form 10-K.

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

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance allows companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Corporation, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Corporation anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Corporation's financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$20,875	$2,085	$53,478	$2,923
Net income allocated to unvested restricted stock awards	—	(3)	(30)	—
Net income allocated to common shares	$20,875	$2,082	$53,448	$2,923
Denominator:
Weighted average shares outstanding	29,390	29,187	29,359	29,237
Average unvested restricted stock awards	—	(38)	(16)	(53)
Denominator for basic earnings per share—weighted-average shares outstanding	29,390	29,149	29,343	29,184
Effect of dilutive securities—employee stock options and restricted stock units	140	15	136	35
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,530	29,164	29,479	29,219
Basic earnings per share	$0.71	$0.07	$1.82	$0.10
Diluted earnings per share	$0.71	$0.07	$1.81	$0.10
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	283	705	287	451

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at June 30, 2021 and December 31, 2020, by contractual maturity within each type:

	At June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$5,000	$64	$—	$—	$5,064
After 1 year to 5 years	1,999	41	—	—	2,040
	6,999	105	—	—	7,104
Residential mortgage-backed securities:
After 5 years to 10 years	5,076	212	—	—	5,288
Over 10 years	107,617	3,269	(159)	—	110,727
	112,693	3,481	(159)	—	116,015
Total	$119,692	$3,586	$(159)	$—	$123,119
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$3,297	$15	$—	$—	$3,312
	3,297	15	—	—	3,312
Residential mortgage-backed securities:
After 1 year to 5 years	243	8	—	—	251
After 5 years to 10 years	1,979	80	—	—	2,059
Over 10 years	173,750	1,254	(1,154)	—	173,850
	175,972	1,342	(1,154)	—	176,160
Collateralized mortgage obligations:
After 5 years to 10 years	576	16	—	—	592
Over 10 years	3,525	13	—	—	3,538
	4,101	29	—	—	4,130
Corporate bonds:
Within 1 year	3,998	25	—	—	4,023
After 1 year to 5 years	26,746	1,147	(9)	(16)	27,868
After 5 years to 10 years	60,499	98	(759)	(469)	59,369
	91,243	1,270	(768)	(485)	91,260
Total	$274,613	$2,656	$(1,922)	$(485)	$274,862

	At December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$171	$—	$—	$7,169
	6,998	171	—	—	7,169
Residential mortgage-backed securities:
After 5 years to 10 years	6,325	253	—	—	6,578
Over 10 years	137,934	4,644	—	—	142,578
	144,259	4,897	—	—	149,156
Total	$151,257	$5,068	$—	$—	$156,325
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$3,560	$33	$—	$—	$3,593
After 5 years to 10 years	9,881	63	—	—	9,944
	13,441	96	—	—	13,537
Residential mortgage-backed securities:
After 1 year to 5 years	323	10	—	—	333
After 5 years to 10 years	1,664	58	—	—	1,722
Over 10 years	110,018	2,153	(63)	—	112,108
	112,005	2,221	(63)	—	114,163
Collateralized mortgage obligations:
After 5 years to 10 years	754	21	—	—	775
Over 10 years	4,561	—	(15)	—	4,546
	5,315	21	(15)	—	5,321
Corporate bonds:
Within 1 year	499	2	—	—	501
After 1 year to 5 years	29,498	1,440	—	(16)	30,922
After 5 years to 10 years	60,496	3	(5,450)	(853)	54,196
	90,493	1,445	(5,450)	(869)	85,619
Total	$221,254	$3,783	$(5,528)	$(869)	$218,640

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $249.2 million and $249.6 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $17.7 million and $32.6 million were pledged to secure credit derivatives and interest rate swaps at June 30, 2021 and December 31, 2020, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Securities available-for-sale:
Proceeds from sales	$3,115	$63,565
Gross realized gains on sales	119	774
Gross realized losses on sales	—	14
Tax expense related to net realized gains on sales	25	160

At June 30, 2021 and December 31, 2020, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2021 and December 31, 2020, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$8,420	$(159)	$—	$—	$8,420	$(159)
Total	$8,420	$(159)	$—	$—	$8,420	$(159)
Securities Available-for-Sale
Residential mortgage-backed securities	$91,660	$(1,154)	$—	$—	$91,660	$(1,154)
Corporate bonds	499	(1)	—	—	499	(1)
Total	$92,159	$(1,155)	$—	$—	$92,159	$(1,155)
At December 31, 2020
Securities Held-to-Maturity
Total	$—	$—	$—	$—	$—	$—
Securities Available-for-Sale
Residential mortgage-backed securities	$13,677	$(62)	$31	$(1)	$13,708	$(63)
Collateralized mortgage obligations	4,545	(15)	—	—	4,545	(15)
Total	$18,222	$(77)	$31	$(1)	$18,253	$(78)

At June 30, 2021, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $8.4 million, including unrealized losses of $159 thousand. These holdings were comprised of three federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the six months ended June 30, 2021 or June 30, 2020. Accrued interest receivable on held-to-maturity debt securities totaled $347 thousand at June 30, 2021 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At June 30, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $92.2 million, including unrealized losses of $1.2 million. These holdings were comprised of nineteen federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, and one investment grade corporate bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $530 thousand at June 30, 2021 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the three and six months ended June 30, 2021 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Six months ended June 30, 2021
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

At June 30, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $51.7 million, including unrealized losses of $299 thousand, and allowance for credit losses of $485 thousand. No additional allowance was recorded during the three months ended June 30, 2021. These holdings were comprised of eleven investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities. The reversal of the provision for credit losses of $403 thousand for the six months ended June 30, 2021 was primarily related to the improvement in fair value of six underlying securities that are tied to the 10-year swap curve which had significantly steepened during the first quarter of 2021.

The Corporation recognized a $139 thousand net gain and a $292 thousand net loss on equity securities during the six months ended June 30, 2021 and 2020, respectively, in other noninterest income. There were no sales of equity securities during the six months ended June 30, 2021 or June 30, 2020.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2021	At December 31, 2020
Commercial, financial and agricultural	$920,621	$892,665
Paycheck Protection Program	252,849	483,773
Real estate-commercial	2,600,919	2,458,872
Real estate-construction	274,529	243,355
Real estate-residential secured for business purpose	407,664	381,446
Real estate-residential secured for personal purpose	513,330	487,600
Real estate-home equity secured for personal purpose	160,018	166,609
Loans to individuals	25,845	27,482
Lease financings	171,538	165,039
Total loans and leases held for investment, net of deferred income	$5,327,313	$5,306,841
Less: Allowance for credit losses, loans and leases	(71,355)	(83,044)
Net loans and leases held for investment	$5,255,958	$5,223,797
Imputed interest on lease financings, included in the above table	$(18,049)	$(17,670)
Net deferred fees, included in the above table	(2,044)	(2,903)
Overdraft deposits included in the above table	4,236	948

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at June 30, 2021 and December 31, 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2021
Commercial, financial and agricultural	$629	$599	$476	$1,704	$917,671	$919,375	$1,246	$920,621
Paycheck Protection Program	517	—	—	517	252,332	252,849	—	252,849
Real estate—commercial real estate and construction:
Commercial real estate	7,734	—	137	7,871	2,566,784	2,574,655	26,264	2,600,919
Construction	153	—	—	153	274,376	274,529	—	274,529
Real estate—residential and home equity:
Residential secured for business purpose	1,368	1,293	31	2,692	401,927	404,619	3,045	407,664
Residential secured for personal purpose	1,695	761	—	2,456	508,714	511,170	2,160	513,330
Home equity secured for personal purpose	562	—	—	562	158,673	159,235	783	160,018
Loans to individuals	69	38	19	126	25,719	25,845	—	25,845
Lease financings	242	94	87	423	171,109	171,532	6	171,538
Total	$12,969	$2,785	$750	$16,504	$5,277,305	$5,293,809	$33,504	$5,327,313

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2020
Commercial, financial and agricultural	$1,104	$279	$50	$1,433	$888,405	$889,838	$2,827	$892,665
Paycheck Protection Program	—	—	—	—	483,773	483,773	—	483,773
Real estate—commercial real estate and construction:
Commercial real estate	3,230	859	945	5,034	2,431,099	2,436,133	22,739	2,458,872
Construction	361	—	—	361	242,994	243,355	—	243,355
Real estate—residential and home equity:
Residential secured for business purpose	3,726	603	—	4,329	374,331	378,660	2,786	381,446
Residential secured for personal purpose	6,057	80	—	6,137	479,377	485,514	2,086	487,600
Home equity secured for personal purpose	607	32	—	639	164,923	165,562	1,047	166,609
Loans to individuals	190	74	185	449	27,033	27,482	—	27,482
Lease financings	898	291	212	1,401	163,431	164,832	207	165,039
Total	$16,173	$2,218	$1,392	$19,783	$5,255,366	$5,275,149	$31,692	$5,306,841

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2021 and December 31, 2020.

	At June 30, 2021				At December 31, 2020
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans held for sale **	$3,962	$—	$—	$3,962	$—	$—	$—	$—
Loans and leases held for investment:
Commercial, financial and agricultural	1,246	—	476	1,722	2,827	—	50	2,877
Real estate—commercial real estate and construction:
Commercial real estate	26,264	—	137	26,401	22,739	—	945	23,684
Real estate—residential and home equity:
Residential secured for business purpose	3,045	—	31	3,076	2,786	—	—	2,786
Residential secured for personal purpose	2,160	—	—	2,160	2,086	—	—	2,086
Home equity secured for personal purpose	783	52	—	835	1,047	53	—	1,100
Loans to individuals	—	—	19	19	—	—	185	185
Lease financings	6	—	87	93	207	—	212	419
Total	$37,466	$52	$750	$38,268	$31,692	$53	$1,392	$33,137
*Includes nonaccrual troubled debt restructured loans of $2.3 million and $14.1 million at June 30, 2021 and December 31, 2020, respectively.
**Includes two commercial real estate loans at June 30, 2021.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At June 30, 2021
Commercial, financial and agricultural	$887	$359	$1,246	$476
Real estate-commercial	26,264	—	26,264	137
Real estate-residential secured for business purpose	3,045	—	3,045	31
Real estate-residential secured for personal purpose	2,035	125	2,160	—
Real estate-home equity secured for personal purpose	783	—	783	—
Loans to individuals	—	—	—	19
Lease financings	—	6	6	87
Total	$33,014	$490	$33,504	$750
At December 31, 2020
Commercial, financial and agricultural	$2,187	$640	$2,827	$50
Real estate-commercial	22,739	—	22,739	945
Real estate-residential secured for business purpose	2,663	123	2,786	—
Real estate-residential secured for personal purpose	1,958	128	2,086	—
Real estate-home equity secured for personal purpose	1,047	—	1,047	—
Loans to individuals	—	—	—	185
Lease financings	—	207	207	212
Total	$30,594	$1,098	$31,692	$1,392

For the six months ended June 30, 2021, $4 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents the amortized cost basis of collateral-dependent nonaccrual loans by class of loans and type of collateral as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At June 30, 2021
Commercial, financial and agricultural	$352	$894	$—	$1,246
Real estate-commercial	26,264	—	—	26,264
Real estate-residential secured for business purpose	3,045	—	—	3,045
Real estate-residential secured for personal purpose	2,160	—	—	2,160
Real estate-home equity secured for personal purpose	783	—	—	783
Total	$32,604	$894	$—	$33,498
At December 31, 2020
Commercial, financial and agricultural	$1,351	$1,194	$282	$2,827
Real estate-commercial	22,739	—	—	22,739
Real estate-residential secured for business purpose	2,786	—	—	2,786
Real estate-residential secured for personal purpose	2,086	—	—	2,086
Real estate-home equity secured for personal purpose	1,047	—	—	1,047
Total	$30,009	$1,194	$282	$31,485
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real-estate residential secured for a business purpose loans by credit quality indicator at June 30, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2021
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$113,440	$117,162	$77,601	$65,416	$31,339	$58,679	$438,655	$902,292
2. Special Mention	—	2,633	782	285	383	1,610	6,264	11,957
3. Substandard	125	—	34	143	15	313	5,742	6,372
Total	$113,565	$119,795	$78,417	$65,844	$31,737	$60,602	$450,661	$920,621

Paycheck Protection Program
Risk Rating
1. Pass	$165,540	$87,309	$—	$—	$—	$—	$—	$252,849
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$165,540	$87,309	$—	$—	$—	$—	$—	$252,849

Real Estate-Commercial
Risk Rating
1. Pass	$408,934	$957,849	$446,367	$180,449	$245,775	$236,338	$38,710	$2,514,422
2. Special Mention	2,509	4,794	25,742	3,447	—	5,751	1,281	43,524
3. Substandard	—	33,145	3,268	1,711	1,873	2,574	402	42,973
Total	$411,443	$995,788	$475,377	$185,607	$247,648	$244,663	$40,393	$2,600,919

Real Estate-Construction
Risk Rating
1. Pass	$85,521	$94,373	$46,937	$15,797	$199	$3,020	$7,390	$253,237
2. Special Mention	—	20,500	—	—	792	—	—	21,292
3. Substandard	—	—	—	—	—	—	—	—
Total	$85,521	$114,873	$46,937	$15,797	$991	$3,020	$7,390	$274,529

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$100,638	$96,942	$57,903	$39,901	$35,781	$42,428	$27,888	$401,481
2. Special Mention	—	361	221	185	75	1,645	—	2,487
3. Substandard	—	—	884	48	32	1,934	798	3,696
Total	$100,638	$97,303	$59,008	$40,134	$35,888	$46,007	$28,686	$407,664

Totals By Risk Rating
1. Pass	$874,073	$1,353,635	$628,808	$301,563	$313,094	$340,465	$512,643	$4,324,281
2. Special Mention	2,509	28,288	26,745	3,917	1,250	9,006	7,545	79,260
3. Substandard	125	33,145	4,186	1,902	1,920	4,821	6,942	53,041
Total	$876,707	$1,415,068	$659,739	$307,382	$316,264	$354,292	$527,130	$4,456,582

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$162,547	$93,967	$74,722	$38,906	$17,371	$56,053	$427,336	$870,902
2. Special Mention	2,723	783	316	500	777	1,144	8,318	14,561
3. Substandard	—	430	362	28	—	627	5,755	7,202
Total	$165,270	$95,180	$75,400	$39,434	$18,148	$57,824	$441,409	$892,665

Paycheck Protection Program
Risk Rating
1. Pass	$483,773	$—	$—	$—	$—	$—	$—	$483,773
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$483,773	$—	$—	$—	$—	$—	$—	$483,773

Real Estate-Commercial
Risk Rating
1. Pass	$1,084,157	$481,997	$223,646	$268,236	$143,041	$157,503	$43,008	$2,401,588
2. Special Mention	6,220	10,076	3,498	—	1,250	5,870	1,247	28,161
3. Substandard	3,803	3,998	709	11,383	1,207	6,690	1,333	29,123
Total	$1,094,180	$496,071	$227,853	$279,619	$145,498	$170,063	$45,588	$2,458,872

Real Estate-Construction
Risk Rating
1. Pass	$116,840	$59,507	$39,009	$113	$2,950	$—	$3,711	$222,130
2. Special Mention	21,225	—	—	—	—	—	—	21,225
3. Substandard	—	—	—	—	—	—	—	—
Total	$138,065	$59,507	$39,009	$113	$2,950	$—	$3,711	$243,355

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$118,925	$72,149	$52,775	$43,347	$37,768	$25,170	$25,510	$375,644
2. Special Mention	1,354	—	188	77	175	130	—	1,924
3. Substandard	28	991	50	64	1,065	962	718	3,878
Total	$120,307	$73,140	$53,013	$43,488	$39,008	$26,262	$26,228	$381,446

Totals By Risk Rating
1. Pass	$1,966,242	$707,620	$390,152	$350,602	$201,130	$238,726	$499,565	$4,354,037
2. Special Mention	31,522	10,859	4,002	577	2,202	7,144	9,565	65,871
3. Substandard	3,831	5,419	1,121	11,475	2,272	8,279	7,806	40,203
Total	$2,001,595	$723,898	$395,275	$362,654	$205,604	$254,149	$516,936	$4,460,111

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2021 or December 31, 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2021 or December 31, 2020.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Real-estate residential secured for personal purpose loans, Real-estate home equity secured for personal purpose loans, Loans to individuals and Lease financings by credit quality indicator at June 30, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2021
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$130,371	$175,767	$43,250	$30,493	$31,029	$99,443	$817	$511,170
2. Nonperforming	106	651	—	373	—	1,030	—	2,160
Total	$130,477	$176,418	$43,250	$30,866	$31,029	$100,473	$817	$513,330

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$665	$1,017	$528	$545	$963	$2,105	$153,360	$159,183
2. Nonperforming	—	—	—	183	—	28	624	835
Total	$665	$1,017	$528	$728	$963	$2,133	$153,984	$160,018

Loans to Individuals
Payment Performance
1. Performing	$1,089	$1,150	$1,013	$670	$247	$2,123	$19,534	$25,826
2. Nonperforming	—	—	—	—	—	19	—	19
Total	$1,089	$1,150	$1,013	$670	$247	$2,142	$19,534	$25,845

Lease Financings
Payment Performance
1. Performing	$38,488	$62,676	$38,257	$22,752	$7,817	$1,455	$—	$171,445
2. Nonperforming	—	—	20	2	10	61	—	93
Total	$38,488	$62,676	$38,277	$22,754	$7,827	$1,516	$—	$171,538

Totals by Payment Performance
1. Performing	$170,613	$240,610	$83,048	$54,460	$40,056	$105,126	$173,711	$867,624
2. Nonperforming	106	651	20	558	10	1,138	624	3,107
Total	$170,719	$241,261	$83,068	$55,018	$40,066	$106,264	$174,335	$870,731

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$191,987	$61,880	$56,314	$50,983	$38,975	$84,138	$1,237	$485,514
2. Nonperforming	666	—	56	—	—	1,364	—	2,086
Total	$192,653	$61,880	$56,370	$50,983	$38,975	$85,502	$1,237	$487,600

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$1,195	$815	$829	$1,160	$518	$2,189	$158,803	$165,509
2. Nonperforming	—	—	198	—	—	36	866	1,100
Total	$1,195	$815	$1,027	$1,160	$518	$2,225	$159,669	$166,609

Loans to Individuals
Payment Performance
1. Performing	$1,795	$1,425	$970	$441	$220	$2,266	$20,180	$27,297
2. Nonperforming	—	—	—	—	—	23	162	185
Total	$1,795	$1,425	$970	$441	$220	$2,289	$20,342	$27,482

Lease Financings
Payment Performance
1. Performing	$72,173	$45,972	$30,679	$11,613	$3,616	$567	$—	$164,620
2. Nonperforming	12	182	5	205	7	8	—	419
Total	$72,185	$46,154	$30,684	$11,818	$3,623	$575	$—	$165,039

Totals by Payment Performance
1. Performing	$267,150	$110,092	$88,792	$64,197	$43,329	$89,160	$180,220	$842,940
2. Nonperforming	678	182	259	205	7	1,431	1,028	3,790
Total	$267,828	$110,274	$89,051	$64,402	$43,336	$90,591	$181,248	$846,730

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2021 or December 31, 2020.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The allowance for credit losses (ACL) on loans decreased during the three and six months ended June 30, 2021 primarily due to favorable changes in economic-related assumptions, which were impacted by the ongoing recovery from the COVID-19 pandemic, partially offset by loan growth. There were no changes to the reasonable and supportable forecast period, the reversion period, or any other significant methodology changes during the three or six months ended June 30, 2021. The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and six months ended June 30, 2021 and 2020:

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2021
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$10,233	$1,689	$(350)	$162	$11,734
Paycheck Protection Program	—	3	—	—	3
Real Estate-Commercial	45,459	(2,347)	(523)	605	43,194
Real Estate-Construction	2,799	850	—	—	3,649
Real Estate-Residential Secured for Business Purpose	6,692	260	(227)	22	6,747
Real Estate-Residential Secured for Personal Purpose	3,056	(436)	—	—	2,620
Real Estate-Home Equity Secured for Personal Purpose	1,257	(155)	—	22	1,124
Loans to Individuals	447	(145)	(23)	40	319
Lease Financings	1,404	382	(18)	47	1,815
Unallocated	150	—	N/A	N/A	150
Total	$71,497	$101	$(1,141)	$898	$71,355
Three Months Ended June 30, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$19,244	$(2,034)	$(744)	$270	$16,736
Real Estate-Commercial	34,810	18,663	(2,802)	—	50,671
Real Estate-Construction	3,117	1,013	—	—	4,130
Real Estate-Residential Secured for Business Purpose	5,906	2,365	(96)	5	8,180
Real Estate-Residential Secured for Personal Purpose	2,121	548	—	—	2,669
Real Estate-Home Equity Secured for Personal Purpose	795	273	—	3	1,071
Loans to Individuals	600	239	(93)	25	771
Lease Financings	1,473	510	(212)	68	1,839
Unallocated	150	—	N/A	N/A	150
Total	$68,216	$21,577	$(3,947)	$371	$86,217
N/A – Not applicable

(Dollars in thousands)	Beginning balance	Adjustment to initially apply ASU No. 2016-13 for CECL	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2021
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$13,584	$—	$(1,389)	$(688)	$227	$11,734
Paycheck Protection Program	—	—	3	—	—	3
Real Estate-Commercial	52,230	—	(9,118)	(523)	605	43,194
Real Estate-Construction	3,298	—	351	—	—	3,649
Real Estate-Residential Secured for Business Purpose	7,317	—	(419)	(227)	76	6,747
Real Estate-Residential Secured for Personal Purpose	3,055	—	(435)	—	—	2,620
Real Estate-Home Equity Secured for Personal Purpose	1,176	—	(76)	—	24	1,124
Loans to Individuals	533	—	(203)	(79)	68	319
Lease Financings	1,701	—	128	(109)	95	1,815
Unallocated	150	—	—	N/A	N/A	150
Total	$83,044	$—	$(11,158)	$(1,626)	$1,095	$71,355
Six Months Ended June 30, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$3,596	$(1,225)	$322	$16,736
Real Estate-Commercial	15,750	6,208	31,480	(2,802)	35	50,671
Real Estate-Construction	2,446	29	1,655	—	—	4,130
Real Estate-Residential Secured for Business Purpose	2,622	2,502	3,147	(99)	8	8,180
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	662	—	—	2,669
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	351	—	8	1,071
Loans to Individuals	470	104	286	(128)	39	771
Lease Financings	1,311	(135)	886	(364)	141	1,839
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$42,029	$(4,618)	$553	$86,217

N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at June 30, 2021 and 2020:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At June 30, 2021
Commercial, Financial and Agricultural	$333	$11,401	$11,734	$1,246	$919,375	$—	$920,621
Paycheck Protection Program	—	3	3	—	252,849	—	252,849
Real Estate-Commercial	—	43,194	43,194	26,264	2,574,537	118	2,600,919
Real Estate-Construction	—	3,649	3,649	—	274,529	—	274,529
Real Estate-Residential Secured for Business Purpose	—	6,747	6,747	3,045	404,619	—	407,664
Real Estate-Residential Secured for Personal Purpose	23	2,597	2,620	2,160	511,170	—	513,330
Real Estate-Home Equity Secured for Personal Purpose	—	1,124	1,124	783	159,235	—	160,018
Loans to Individuals	—	319	319	—	25,845	—	25,845
Lease Financings	—	1,815	1,815	—	171,538	—	171,538
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$356	$70,999	$71,355	$33,498	$5,293,697	$118	$5,327,313
At June 30, 2020
Commercial, Financial and Agricultural	$905	$15,831	$16,736	$4,208	$818,525	$—	$822,733
Paycheck Protection Program	$—	$—	$—	$—	$498,978	$—	$498,978
Real Estate-Commercial	19	50,652	50,671	17,568	2,204,667	255	2,222,490
Real Estate-Construction	—	4,130	4,130	—	212,534	—	212,534
Real Estate-Residential Secured for Business Purpose	1	8,179	8,180	1,754	374,296	—	376,050
Real Estate-Residential Secured for Personal Purpose	210	2,459	2,669	1,268	461,244	—	462,512
Real Estate-Home Equity Secured for Personal Purpose	—	1,071	1,071	977	172,064	—	173,041
Loans to Individuals	—	771	771	—	29,222	—	29,222
Lease Financings	—	1,839	1,839	—	154,249	—	154,249
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$1,135	$85,082	$86,217	$25,775	$4,925,779	$255	$4,951,809
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding troubled debt restructurings of accruing and nonaccrual loans:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	1	$619	$619
Total	—	$—	$—	1	$619	$619

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	1	$619	$619
Total	—	$—	$—	1	$619	$619

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. These loans and leases had a combined principal balance of approximately $54.2 million as of June 30, 2021, which represents approximately 1.1% of the loan portfolio, excluding PPP loans.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2021 and 2020.

	Amortization Period Extension
(Dollars in thousands)	No. of Loans	Amount
Three Months Ended June 30, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—
Three Months Ended June 30, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$619
Total	1	$619
Six Months Ended June 30, 2021
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

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$13	—	$—	1	$13
Real estate—residential secured for personal purpose	1	530	—	—	1	530	—	—
Total	1	$530	1	$13	1	$530	1	$13

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	At June 30, 2021	At December 31, 2020
Real estate-residential secured for personal purpose	$—	$64
Total	$—	$64

There was no foreclosed residential real estate property included in other real estate owned at June 30, 2021 and December 31, 2020.

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
The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2021	At December 31, 2020
2021 (excluding the six months ended June 30, 2021)	$34,230	$61,724
2022	58,374	49,970
2023	44,053	35,631
2024	28,539	20,821
2025	15,211	8,319
Thereafter	5,630	2,763
Total future minimum lease payments receivable	186,037	179,228
Plus: Unguaranteed residual	993	914
Plus: Initial direct costs	2,557	2,567
Less: Imputed interest	(18,049)	(17,670)
Lease financings	$171,538	$165,039

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

Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2021 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2020	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2021	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2021			At December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$5,129	$1,659	$6,788	$4,787	$2,001
Customer related intangibles	6,017	5,713	304	7,604	7,147	457
Servicing rights	24,807	17,374	7,433	22,354	15,946	6,408
Total amortized intangible assets	$37,612	$28,216	$9,396	$36,746	$27,880	$8,866
(1) Included within accumulated amortization is a valuation allowance of $1 thousand and $87 thousand on mortgage servicing rights at June 30, 2021 and December 31, 2020, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2021 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$428
2022		666
2023		409
2024		267
2025		145
Thereafter		48
Total		$1,963
The aggregate fair value of mortgage servicing rights was $9.7 million and $6.7 million at June 30, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at June 30, 2021 and December 31, 2020.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning of period	$7,015	$6,440	$6,408	$6,626
Servicing rights capitalized	1,140	835	2,453	1,361
Amortization of servicing rights	(722)	(911)	(1,514)	(1,568)
Changes in valuation allowance	—	(283)	86	(338)
End of period	$7,433	$6,081	$7,433	$6,081
Loans serviced for others	$1,303,105	$1,113,819	$1,303,105	$1,113,819

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Valuation allowance, beginning of period	$(1)	$(55)	$(87)	$—
Additions	—	(283)	—	(338)
Reductions	—	—	86	—
Valuation allowance, end of period	$(1)	$(338)	$(1)	$(338)

The estimated amortization expense of servicing rights for the remainder of 2021 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$1,426
2022		1,167
2023		951
2024		774
2025		627
Thereafter		2,488
Total		$7,433

Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2021 and December 31, 2020 consisted of the following:

	At June 30, 2021		At December 31, 2020
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,872,031	—%	$1,690,663
Demand deposits	0.19	1,967,862	0.22	2,070,183
Savings deposits	0.09	986,588	0.08	918,094
Time deposits	1.19	492,223	1.30	563,775
Total	0.19%	$5,318,704	0.24%	$5,242,715
The aggregate amount of time deposits in denominations of $100 thousand or more was $248.5 million at June 30, 2021 and $296.7 million at December 31, 2020. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $118.0 million at June 30, 2021 and $161.6 million at December 31, 2020.

At June 30, 2021, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$6,299
2022		134,154
2023		169,945
2024		131,662
2025		30,020
Thereafter		20,143
Total		$492,223

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$25,251	0.05%	$17,906	0.05%

Long-term debt:
FHLB advances	$95,000	1.34%	$110,000	1.42%

Subordinated notes	$98,719	5.31%	$183,515	4.96%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.3 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At June 30, 2021 and December 31, 2020, the Bank had outstanding short-term letters of credit with the FHLB totaling $529.1 million and $669.7 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.7 billion at June 30, 2021.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $34.1 million and $40.7 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2021 and December 31, 2020, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank have $2.4 billion and $2.2 billion of committed borrowing capacity at June 30, 2021 and December 31, 2020, respectively, of which $1.7 billion and $1.5 billion was available as of June 30, 2021 and December 31, 2020, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $460.0 million at June 30, 2021 and December 31, 2020, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB mature as follows:

(Dollars in thousands)	As of June 30, 2021	Weighted Average Rate
Remainder of 2021	$—	—%
2022	—	—
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
Thereafter	—	—
Total	$95,000	1.34%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$131	$116	$35	$27
Interest cost	353	417	22	25
Expected loss on plan assets	(901)	(818)	—	—
Amortization of net actuarial loss	317	291	12	6
Net periodic benefit (income) cost	$(100)	$6	$69	$58

	Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$261	$233	$71	$55
Interest cost	707	834	43	49
Expected loss on plan assets	(1,793)	(1,634)	—	—
Amortization of net actuarial loss	634	582	24	12
Net periodic benefit (income) cost	$(191)	$15	$138	$116

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to make contributions of $156 thousand to its non-qualified retirement plans and $94 thousand to its other postretirement benefit plans in 2021. During the six months ended June 30, 2021, the Corporation contributed $78 thousand to its non-qualified retirement plans and $55 thousand to its other postretirement plans. During the six months ended June 30, 2021, $1.3 million was paid to participants from the retirement plans and $55 thousand was paid to participants from the other postretirement plans.

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

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2021:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2021
Outstanding at December 31, 2020	453,785	$25.06
Forfeited	(9,500)	28.33
Exercised	(46,527)	21.13
Outstanding at June 30, 2021	397,758	25.44	5.4	$912
Exercisable at June 30, 2021	397,758	25.44	5.4	912
The following is a summary of nonvested stock options at June 30, 2021 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2020	49,771	$6.46
Vested	(49,771)	6.46
Nonvested stock options at June 30, 2021	—	—
The Corporation did not issue stock options during the six months ended June 30, 2021 or June 30, 2020.
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at June 30, 2021 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards and units at December 31, 2020	305,704	$21.18
Granted	154,607	27.82
Vested	(85,731)	22.68
Cancelled	(10,677)	22.40
Nonvested stock units at June 30, 2021	363,903	23.61

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020
Restricted stock units granted	154,607	179,080
Weighted average grant date fair value	$27.82	$18.62
Intrinsic value of units granted	$4,301	$3,335
Restricted stock awards and units vested	85,731	59,855
Weighted average grant date fair value	$22.68	$27.17
Intrinsic value of awards and units vested	$2,354	$1,375

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at June 30, 2021 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$6,466	2.1
	$6,466	2.1

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Stock-based compensation expense:
Stock options	$62	$190
Restricted stock awards and units	1,701	949
Employee stock purchase plan	48	44
Total	$1,811	$1,183
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$203	$243

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
Other comprehensive income	1,957	122	520	2,599
Balance, June 30, 2021	$578	$(299)	$(19,824)	$(19,545)

Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL	237	—	—	237
Other comprehensive income (loss)	1,580	(364)	470	1,686
Balance, June 30, 2020	$(1,414)	$(549)	$(17,844)	$(19,807)

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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans that were originated in 2013 with balances totaling $29.1 million at time of the hedge. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2021, approximately $232 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2021. At June 30, 2021, the notional amount of the interest rate swap was $15.0 million and the fair value was a liability of $379 thousand.

The Corporation has an interest rate swap with a current notional amount of $114 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At June 30, 2021, the Corporation reported 116 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $730.9 million and remaining maturities ranging from 9 months to 10 years. At June 30, 2021, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $369 thousand. At June 30, 2021, the fair value of the swaps to the customers was a net liability of $20.6 million and these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2021
Interest rate swap - cash flow hedge	$15,042		$—	Other liabilities	$379
Total	$15,042		$—		$379
At December 31, 2020
Interest rate swap - cash flow hedge	$15,465		$—	Other liabilities	$533
Total	$15,465		$—		$533

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2021
Interest rate swap	$114		$—	Other liabilities	$4
Credit derivatives	730,918		—	Other liabilities	369
Interest rate locks with customers	56,719	Other assets	1,662		—
Forward loan sale commitments	84,041		—	Other liabilities	267
Total	$871,792		$1,662		$640
At December 31, 2020
Interest rate swap	$179		$—	Other liabilities	$8
Credit derivatives	643,556		—	Other liabilities	535
Interest rate locks with customers	77,246	Other assets	2,894		—
Forward loan sale commitments	112,690		—	Other liabilities	752
Total	$833,671		$2,894		$1,295

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2021	2020	2021	2020
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$76	$69	$152	$98
Total net loss		$(76)	$(69)	$(152)	$(98)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2021	2020	2021	2020
Credit derivatives	Other noninterest income	$272	$1,665	$1,379	$1,805
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	499	542	(1,231)	3,054
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(1,489)	304	485	(563)
Total net (loss) gain		$(718)	$2,511	$633	$4,296

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2021	At December 31, 2020
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(299)	$(421)
Total		$(299)	$(421)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2021.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at June 30, 2021 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $2 thousand at June 30, 2021.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, classified using the fair value hierarchy:

	At June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$3,312	$—	$3,312
Residential mortgage-backed securities	—	176,159	—	176,159
Collateralized mortgage obligations	—	4,130	—	4,130
Corporate bonds	—	81,561	9,700	91,261
Total available-for-sale securities	—	265,162	9,700	274,862
Equity securities:
Equity securities - financial services industry	956	—	—	956
Money market mutual funds	1,916	—	—	1,916
Total equity securities	2,872	—	—	2,872
Loans*	—	—	118	118
Loans held for sale	—	27,322	—	27,322
Interest rate locks with customers*	—	1,662	—	1,662
Total assets	$2,872	$294,146	$9,818	$306,836
Liabilities:
Interest rate swaps*	$—	$383	$—	$383
Credit derivatives*	—	—	369	369
Forward loan sale commitments*	—	267	—	267
Total liabilities	$—	$650	$369	$1,019
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $9.7 million of corporate bonds was comprised of one investment grade bond and the Corporation utilizes a third party to estimate fair value. The value is derived from a discounted cash flow analysis which utilizes a probability of default input. The $369 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 116 interest rate swaps with a current notional amount of $730.9 million. The June 30, 2021 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

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
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	Increase (decrease) in value	Balance at June 30, 2021
Corporate bonds	$9,600	$—	$—	$100	$9,700
Loans	187	—	(65)	(4)	118
Credit derivatives	(535)	(1,213)	—	1,379	(369)
Net total	$9,252	$(1,213)	$(65)	$1,475	$9,449

	Six Months Ended June 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Additions	Payments received	Increase (decrease) in value	Balance at June 30, 2020
Loans	$317	$—	$(60)	$(2)	$255
Credit derivatives	(176)	(2,541)	—	1,805	(912)
Net total	$141	$(2,541)	$(60)	$1,803	$(657)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2021
Girard Partners	$55	$—	$58	$3	$—
Total contingent consideration liability	$55	$—	$58	$3	$—

	Six Months Ended June 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2020
Girard Partners	$160	$—	$61	$10	$109
Total contingent consideration liability	$160	$—	$61	$10	$109

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020:

	At June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$33,142	$33,142
Other real estate owned	—	—	279	279
Total	$—	$—	$33,421	$33,421

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$30,900	$30,900
Other real estate owned	—	—	7,355	7,355
Total	$—	$—	$38,255	$38,255

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2021 and December 31, 2020. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$203,449	$—	$—	$203,449	$203,449
Held-to-maturity securities	—	123,119	—	123,119	119,692
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	25,228
Net loans and leases held for investment	—	—	5,317,505	5,317,505	5,226,485
Servicing rights	—	—	9,793	9,793	7,433
Total assets	$203,449	$123,119	$5,327,298	$5,653,866	$5,582,287
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,826,481	$—	$—	$4,826,481	$4,826,481
Time deposits	—	500,436	—	500,436	492,223
Total deposits	4,826,481	500,436	—	5,326,917	5,318,704
Short-term borrowings	—	25,251	—	25,251	25,251
Long-term debt	—	96,976	—	96,976	95,000
Subordinated notes	—	106,500	—	106,500	98,719
Total liabilities	$4,826,481	$729,163	$—	$5,555,644	$5,537,674

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$219,858	$—	$—	$219,858	$219,858
Held-to-maturity securities	—	156,325	—	156,325	151,257
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,183
Net loans and leases held for investment	—	—	5,338,782	5,338,782	5,192,710
Servicing rights	—	—	6,783	6,783	6,408
Total assets	$219,858	$156,325	$5,345,565	$5,721,748	$5,598,416
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,678,940	$—	$—	$4,678,940	$4,678,940
Time deposits	—	574,018	—	574,018	563,775
Total deposits	4,678,940	574,018	—	5,252,958	5,242,715
Short-term borrowings	—	17,906	—	17,906	17,906
Long-term debt	—	112,968	—	112,968	110,000
Subordinated notes	—	190,045	—	190,045	183,515
Total liabilities	$4,678,940	$894,937	$—	$5,573,877	$5,554,136

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

Loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. At June 30, 2021, loans held for sale included two nonaccrual commercial real estate loans totaling $4.0 million. The fair value of these loans was measured based on the estimated sale price of the loans and is classified within Level 1 in the fair value hierarchy.

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2021, individually analyzed loans held for investment had a carrying amount of $33.5 million with a valuation allowance of $356 thousand. At December 31, 2020, individually analyzed loans held for investment had a carrying amount of $31.5 million with a valuation allowance of $585 thousand. The Corporation had no individually analyzed leases at June 30, 2021 or December 31, 2020.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2021, servicing rights had a net carrying amount of $7.4 million, which included a valuation allowance of $1 thousand. At December 31, 2020, servicing rights had a net carrying amount of $6.5 million, which included a valuation allowance of $87 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2021, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. During the six months ended June 30, 2021, three commercial real estate properties were transferred to OREO with a carrying balance of $126 thousand. At June 30, 2021 and December 31, 2020, OREO had a carrying amount of $279 thousand and $7.4 million, respectively. During the quarter, a commercial real estate property with a carrying value of $7.1 million was sold. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 13. Segment Reporting

At June 30, 2021, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2021	At December 31, 2020	At June 30, 2020
Banking	$6,249,195	$6,234,336	$6,024,054
Wealth Management	49,822	48,646	46,141
Insurance	37,929	35,906	34,574
Other	19,359	17,608	20,543
Consolidated assets	$6,356,305	$6,336,496	$6,125,312

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$52,432	$1	$—	$8	$52,441
Interest expense	3,483	—	—	2,201	5,684
Net interest income (expense)	48,949	1	—	(2,193)	46,757
Reversal of provision for credit losses	(59)	—	—	—	(59)
Noninterest income	9,433	6,756	3,990	51	20,230
Noninterest expense	33,103	4,386	3,150	647	41,286
Intersegment (revenue) expense*	(323)	164	159	—	—
Income (expense) before income taxes	25,661	2,207	681	(2,789)	25,760
Income tax expense (benefit)	4,905	459	139	(618)	4,885
Net income (loss)	$20,756	$1,748	$542	$(2,171)	$20,875
Net capital expenditures	$1,579	$7	$4	$9	$1,599

	Three Months Ended
	June 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$49,971	$—	$—	$9	$49,980
Interest expense	5,256	—	—	1,206	6,462
Net interest income	44,715	—	—	(1,197)	43,518
Provision for credit losses	23,737	—	—	—	23,737
Noninterest income	8,284	5,504	4,209	3	18,000
Noninterest Expense	28,546	3,729	2,925	760	35,960
Intersegment (revenue) expense*	(274)	146	128	—	—
Income (loss) before income taxes	990	1,629	1,156	(1,954)	1,821
Income tax (benefit) expense	(578)	331	242	(259)	(264)
Net income (loss)	$1,568	$1,298	$914	$(1,695)	$2,085
Net capital expenditures	$1,274	$1	$6	$20	$1,301

	Six Months Ended
	June 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$103,881	$1	$—	$16	$103,898
Interest expense	7,233	—	—	4,494	11,727
Net interest income (expense)	96,648	1	—	(4,478)	92,171
Reversal of provision for credit losses	(11,342)	—	—	—	(11,342)
Noninterest income	20,663	13,529	9,095	193	43,480
Noninterest expense	63,599	8,577	6,454	2,196	80,826
Intersegment (revenue) expense*	(646)	328	318	—	—
Income (expense) before income taxes	65,700	4,625	2,323	(6,481)	66,167
Income tax expense (benefit)	13,176	957	490	(1,934)	12,689
Net income (loss)	$52,524	$3,668	$1,833	$(4,547)	$53,478
Net capital expenditures	$2,690	$12	$13	$71	$2,786

	Six Months Ended
	June 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$101,975	$7	$—	$17	$101,999
Interest expense	13,532	—	—	2,481	16,013
Net interest income	88,443	7	—	(2,464)	85,986
Provision for credit losses	45,580	—	—	—	45,580
Noninterest income	15,836	11,691	9,096	(239)	36,384
Noninterest expense	59,793	7,907	6,121	916	74,737
Intersegment (revenue) expense*	(556)	298	258	—	—
(Loss) income before income taxes	(538)	3,493	2,717	(3,619)	2,053
Income tax (benefit) expense	(1,422)	713	577	(738)	(870)
Net income (loss)	$884	$2,780	$2,140	$(2,881)	$2,923
Net capital expenditures	$1,645	$6	$9	$20	$1,680
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

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe" "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

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
•Economic changes impacting the assumptions utilized to calculate the allowance for credit losses;
•Our ability to access cost-effective funding;
•Our ability to continue to implement our business strategies;
•Our ability to manage market risk, credit risk and operational risk;
•Timing of revenue and expenditures;
•Adverse changes in the securities markets;
•Our ability to enter new markets successfully and capitalize on growth opportunities;
•Competition for loans, deposits and employees;
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

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the continuing impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are also subject to the following risks, uncertainties and assumptions:

•Demand for our products and services may decline, making it difficult to grow assets and income;
•If the economy is unable to remain open, and higher levels of unemployment exist for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Our allowance for credit losses on loans and leases may increase if borrowers experience financial difficulties, which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•A sustained decline in our stock price or the occurrence of what management would deem to be a triggering event could occur, either of which could result in a goodwill or intangible impairment charge being recorded that would adversely impact our results of operations;
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
•FDIC premiums may increase if the agency experiences additional resolution costs; and
•Litigation, regulatory enforcement and reputation risk as a result of our participation in the PPP and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.

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

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2020 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(Dollars in thousands, except per share data)	2021	2020	Amount	2021	2020	Amount
Net income	$20,875	$2,085	$18,790	$53,478	$2,923	$50,555
Net income per share:
Basic	$0.71	$0.07	$0.64	$1.82	$0.10	$1.72
Diluted	0.71	0.07	0.64	1.81	0.10	1.71
Return on average assets	1.30%	0.14%	116 BP	1.68%	0.10%	158 BP
Return on average equity	11.49%	1.27%	1,022 BP	15.10%	0.88%	1,422 BP

The Corporation reported net income of $20.9 million, or $0.71 diluted earnings per share, for the three months ended June 30, 2021, compared to net income of $2.1 million, or $0.07 diluted earnings per share, for the three months ended June 30, 2020. Net income for the six months ended June 30, 2021 was $53.5 million, or $1.81 diluted earnings per share, compared to net income of $2.9 million, or $0.10 diluted earnings per share, for the six months ended June 30, 2020.

During the three months ended June 30, 2021, the Corporation recorded a reversal of provision for credit losses of $59 thousand, of which $2.8 million (after-tax benefit of $2.2 million), or $0.08 diluted earnings per share, was attributable to favorable changes in economic-related assumptions within the Corporation’s CECL model partially offset by a reserve increase attributable to loan growth. During the three months ended June 30, 2020, the Corporation recorded a provision for credit losses of $23.7 million, of which $21.5 million related to loans and leases and $2.2 million related to unfunded commitments. Included within the $21.5 million in provision for credit losses was $19.9 million (after-tax charge of $15.7 million), or $0.54 diluted earnings per share, which was attributable to changes in economic-related assumptions within the Corporation’s CECL model. During the six months ended June 30, 2021, the Corporation recorded a reversal of provision for credit losses of $11.3 million, of which $15.8 million (after-tax benefit of $12.5 million), or $0.42 diluted earnings per share, was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model partially offset by a reserve increase attributable to loan growth. During the six months ended June 30, 2020, the Corporation recorded CECL related charges of $45.6 million, of which $40.2 million (after-tax charge of $31.8 million), or $1.09 diluted earnings per share, was attributable to economic-related assumptions within the CECL model.

On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, which provided new COVID-19 relief funds, additional funding under the PPP and the establishment of PPP Second Draw Loans. The Small Business Administration (SBA) announced it was taking certain steps under the PPP to further promote equitable relief for smaller businesses. Under the PPP Second Draw Loan program, we originated 1,226 PPP loans and secured funding of approximately $169.5 million for our customers as of June 30, 2021.

As of June 30, 2021, $252.8 million in PPP loan originations remain outstanding. During the second quarter of 2021, we recorded income of $4.8 million within net interest income related to these loans, of which $3.7 million was the result of forgiveness and pay downs of PPP loans totaling $282.3 million. During the six months ended June 30, 2021, we recorded income of $9.3 million within net interest income related to these loans, of which $7.1 million was the result of forgiveness and pay downs of PPP loans totaling $402.0 million. As of June 30, 2021, the Corporation had $6.4 million of net deferred fees on the balance sheet related to PPP loans, which represented approximately 35.2% of the initial deferred fee amount.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2021 and 2020. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and six months ended June 30, 2021 versus 2020

Net interest income on a tax-equivalent basis for the three months ended June 30, 2021 was $47.3 million, an increase of $3.1 million, or 7.1%, compared to $44.2 million for the three months ended June 30, 2020. Net interest income on a tax-equivalent basis for the six months ended June 30, 2021 was $93.3 million, an increase of $6.0 million, or 6.8%, compared to the same period in 2020. The increase in tax-equivalent net interest income for the three and six months ended June 30, 2021 compared to the comparable periods in the prior year was primarily due to an increase in PPP loan income of $2.7 million and $7.2 million, respectively, and lower deposit costs offset by a decrease in yield on loans and investment securities.

The net interest margin, on a tax-equivalent basis, was 3.15% and 3.14% for the three and six months ended June 30, 2021, respectively, compared to 3.18% and 3.32% for the three and six months ended June 30, 2020, respectively. Excess liquidity reduced the net interest margin by approximately ten basis points for the three and six months ended June 30, 2021 compared to sixteen and twelve basis points for the three and six months ended June 30, 2020, respectively. This excess liquidity was primarily driven by strong deposit balance growth over the last fifteen months, which was partially attributable to the various stimulus initiatives associated with the COVID-19 pandemic. As PPP loans are forgiven, the associated deferred fees are recognized in earnings, thus attaining yields in excess of 2020 run rates. PPP loans had a favorable impact on net interest margin of eleven basis points for the second quarter of 2021 and an unfavorable impact of nine basis points for the six months ended June 30, 2021, compared to an unfavorable impact of nine and four basis points for the three and six months ended June 30, 2020, respectively. Excluding the impact of excess liquidity and PPP loans, the net interest margin, on a tax-equivalent basis, was 3.14% and 3.17% for the three and six months ended June 30, 2021, respectively, compared to 3.43% and 3.48% for the three and six months ended June 30, 2020, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$215,349	$46	0.09%	$313,668	$67	0.09%
U.S. government obligations	6,999	35	2.01	7,236	36	2.00
Obligations of states and political subdivisions	6,070	58	3.83	26,546	240	3.64
Other debt and equity securities	372,625	1,364	1.47	378,175	2,182	2.32
Federal Home Loan Bank, Federal Reserve Bank and other stock	25,872	360	5.58	28,977	362	5.02
Total interest-earning deposits, investments and other interest-earning assets	626,915	1,863	1.19	754,602	2,887	1.54
Commercial, financial and agricultural loans	826,464	6,910	3.35	816,976	7,330	3.61
Paycheck Protection Program loans	408,928	4,778	4.69	370,669	2,128	2.31
Real estate—commercial and construction loans	2,701,137	24,931	3.70	2,232,827	23,110	4.16
Real estate—residential loans	1,065,065	9,836	3.70	1,004,671	10,270	4.11
Loans to individuals	25,284	251	3.98	29,079	327	4.52
Municipal loans and leases	251,311	2,598	4.15	291,433	2,977	4.11
Lease financings	110,921	1,819	6.58	91,203	1,592	7.02
Gross loans and leases	5,389,110	51,123	3.80	4,836,858	47,734	3.97
Total interest-earning assets	6,016,025	52,986	3.53	5,591,460	50,621	3.64
Cash and due from banks	52,948			46,970
Allowance for credit losses, loans and leases	(73,052)			(69,292)
Premises and equipment, net	55,903			55,750
Operating lease right-of-use assets	33,992			34,419
Other assets	357,813			341,483
Total assets	$6,443,629			$6,000,790
Liabilities:
Interest-bearing checking deposits	$786,931	$487	0.25	$617,927	$372	0.24
Money market savings	1,219,375	831	0.27	1,063,463	853	0.32
Regular savings	978,807	282	0.12	872,422	475	0.22
Time deposits	485,060	1,559	1.29	577,462	2,672	1.86
Total time and interest-bearing deposits	3,470,173	3,159	0.37	3,131,274	4,372	0.56
Short-term borrowings	19,109	3	0.06	161,365	122	0.30
Long-term debt	95,000	321	1.36	210,040	762	1.46
Subordinated notes	172,016	2,201	5.13	94,890	1,206	5.11
Total borrowings	286,125	2,525	3.54	466,295	2,090	1.80
Total interest-bearing liabilities	3,756,298	5,684	0.61	3,597,569	6,462	0.72
Noninterest-bearing deposits	1,880,916			1,663,395
Operating lease liabilities	37,426			37,680
Accrued expenses and other liabilities	40,239			41,196
Total liabilities	5,714,879			5,339,840
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	296,599			295,681
Retained earnings and other equity	274,367			207,485
Total shareholders’ equity	728,750			660,950
Total liabilities and shareholders’ equity	$6,443,629			$6,000,790
Net interest income		$47,302			$44,159
Net interest spread			2.92			2.92
Effect of net interest-free funding sources			0.23			0.26
Net interest margin			3.15%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	160.16%			155.42%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2021 and 2020 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$226,387	$102	0.09%	$215,888	$392	0.37%
U.S. government obligations	6,999	71	2.05	7,267	73	2.02
Obligations of states and political subdivisions	8,792	163	3.74	30,070	529	3.54
Other debt and equity securities	364,272	2,631	1.46	389,591	4,850	2.50
Federal Home Loan Bank, Federal Reserve Bank and other stock	26,119	708	5.47	30,214	889	5.92
Total interest-earning deposits, investments and other interest-earning assets	632,569	3,675	1.17	673,030	6,733	2.01
Commercial, financial and agricultural loans	804,458	13,708	3.44	819,121	15,961	3.92
Paycheck Protection Program loans	457,663	9,302	4.10	185,334	2,128	2.31
Real estate—commercial and construction loans	2,661,778	49,389	3.74	2,186,098	47,027	4.33
Real estate—residential loans	1,051,110	19,709	3.78	998,111	21,322	4.30
Loans to individuals	25,862	516	4.02	29,548	734	5.00
Municipal loans and leases	248,490	5,128	4.16	304,219	6,242	4.13
Lease financings	108,317	3,556	6.62	90,289	3,146	7.01
Gross loans and leases	5,357,678	101,308	3.81	4,612,720	96,560	4.21
Total interest-earning assets	5,990,247	104,983	3.53	5,285,750	103,293	3.93
Cash and due from banks	54,123			48,931
Allowance for credit losses, loans and leases	(78,125)			(56,832)
Premises and equipment, net	55,865			56,074
Operating lease right-of-use assets	34,013			34,482
Other assets	357,589			336,122
Total assets	$6,413,712			$5,704,527
Liabilities:
Interest-bearing checking deposits	$802,350	$977	0.25	$601,159	$1,168	0.39
Money market savings	1,231,457	1,684	0.28	1,060,399	3,756	0.71
Regular savings	969,073	580	0.12	844,591	1,267	0.30
Time deposits	505,318	3,318	1.32	590,183	5,587	1.90
Total time and interest-bearing deposits	3,508,198	6,559	0.38	3,096,332	11,778	0.76
Short-term borrowings	18,506	5	0.05	100,745	228	0.46
Long-term debt	98,149	669	1.37	189,623	1,526	1.62
Subordinated notes	177,647	4,494	5.10	94,868	2,481	5.26
Total borrowings	294,302	5,168	3.54	385,236	4,235	2.21
Total interest-bearing liabilities	3,802,500	11,727	0.62	3,481,568	16,013	0.92
Noninterest-bearing deposits	1,815,572			1,475,994
Operating lease liabilities	37,419			37,724
Accrued expenses and other liabilities	43,897			42,036
Total liabilities	5,699,388			5,037,322
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	296,369			295,500
Retained earnings and other equity	260,171			213,921
Total shareholders’ equity	714,324			667,205
Total liabilities and shareholders’ equity	$6,413,712			$5,704,527
Net interest income		$93,256			$87,280
Net interest spread			2.91			3.01
Effect of net interest-free funding sources			0.23			0.31
Net interest margin			3.14%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities	157.53%			151.82%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2021 and 2020 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2021 Versus 2020			June 30, 2021 Versus 2020
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(21)	$—	$(21)	$19	$(309)	$(290)
U.S. government obligations	(1)	—	(1)	(3)	1	(2)
Obligations of states and political subdivisions	(194)	12	(182)	(394)	28	(366)
Other debt and equity securities	(31)	(787)	(818)	(299)	(1,920)	(2,219)
Federal Home Loan Bank, Federal Reserve Bank and other stock	(40)	38	(2)	(116)	(65)	(181)
Interest on deposits, investments and other earning assets	(287)	(737)	(1,024)	(793)	(2,265)	(3,058)
Commercial, financial and agricultural loans	88	(508)	(420)	(287)	(1,966)	(2,253)
Paycheck Protection Program loans	242	2,408	2,650	4,692	2,482	7,174
Real estate—commercial and construction loans	4,541	(2,720)	1,821	9,331	(6,969)	2,362
Real estate—residential loans	608	(1,042)	(434)	1,081	(2,694)	(1,613)
Loans to individuals	(40)	(36)	(76)	(84)	(134)	(218)
Municipal loans and leases	(408)	29	(379)	(1,158)	44	(1,114)
Lease financings	331	(104)	227	594	(184)	410
Interest and fees on loans and leases	5,362	(1,973)	3,389	14,169	(9,421)	4,748
Total interest income	5,075	(2,710)	2,365	13,376	(11,686)	1,690
Interest expense:
Interest-bearing checking deposits	100	15	115	311	(502)	(191)
Money market savings	117	(139)	(22)	517	(2,589)	(2,072)
Regular savings	51	(244)	(193)	162	(849)	(687)
Time deposits	(382)	(731)	(1,113)	(725)	(1,544)	(2,269)
Total time and interest-bearing deposits	(114)	(1,099)	(1,213)	265	(5,484)	(5,219)
Short-term borrowings	(62)	(57)	(119)	(107)	(116)	(223)
Long-term debt	(392)	(49)	(441)	(649)	(208)	(857)
Subordinated notes	990	5	995	2,090	(77)	2,013
Interest on borrowings	536	(101)	435	1,334	(401)	933
Total interest expense	422	(1,200)	(778)	1,599	(5,885)	(4,286)
Net interest income	$4,653	$(1,510)	$3,143	$11,777	$(5,801)	$5,976

Provision for Credit Losses

The reversal of the provision for credit losses for the three months ended June 30, 2021 was $59 thousand, of which $2.8 million (after-tax benefit of $2.2 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by a reserve increase attributable to loan growth. The provision for credit losses for the three months ended June 30, 2020 was $23.7 million, of which $21.5 million related to loans and leases and $2.2 million related to unfunded commitments. Included within the $21.5 million in provision for credit losses was $19.9 million (after-tax charge of $15.7 million) which was attributable to changes in economic-related assumptions within the Corporation's CECL model.

The reversal of the provision for credit losses for the six months ended June 30, 2021 was $11.3 million, of which $15.8 million (after-tax benefit of $12.5 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by a reserve increase attributable to loan growth. The provision for credit losses for the six months June 30, 2020 was $45.6 million, of which $40.2 million (after-tax charge of $31.8 million) was attributable to economic-related assumptions within the Corporation's CECL model.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Trust fee income	$2,157	$1,924	$233	12.1%	$4,191	$3,814	$377	9.9%
Service charges on deposit accounts	1,314	890	424	47.6	2,596	2,287	309	13.5
Investment advisory commission and fee income	4,558	3,540	1,018	28.8	9,255	7,795	1,460	18.7
Insurance commission and fee income	3,839	4,067	(228)	(5.6)	8,794	8,799	(5)	(0.1)
Other service fee income	2,748	1,488	1,260	84.7	4,940	3,358	1,582	47.1
Bank owned life insurance income	1,620	732	888	121.3	2,337	1,466	871	59.4
Net gain on sales of investment securities	54	65	(11)	(16.9)	119	760	(641)	(84.3)
Net gain on mortgage banking activities	3,461	3,515	(54)	(1.5)	9,399	6,259	3,140	50.2
Other income	479	1,779	(1,300)	(73.1)	1,849	1,846	3	0.2
Total noninterest income	$20,230	$18,000	$2,230	12.4%	$43,480	$36,384	$7,096	19.5%
Three and six months ended June 30, 2021 versus 2020

Noninterest income for the three months ended June 30, 2021 was $20.2 million, an increase of $2.2 million, or 12.4%, from the three months ended June 30, 2020. Noninterest income for the six months ended June 30, 2021 was $43.5 million, an increase of $7.1 million, or 19.5%, from the six months ended June 30, 2020.

The net gain on mortgage banking activities decreased $54 thousand, or 1.5%, for the three months ended June 30, 2021 and increased $3.1 million, or 50.2%, for the six months ended June 30, 2021 from the comparable periods in the prior year. The increase for the six months ended June 30, 2021 was due to an increase in volume and an expansion of margins. Investment advisory commission and fee income increased $1.0 million, or 28.8%, for the three months ended June 30, 2021 and $1.5 million, or 18.7%, for the six months ended June 30, 2021 from the comparable periods in the prior year, due to increased assets under management driven by favorable market conditions and new customer relationships. BOLI income increased $888 thousand, or 121.3%, for the three months end June 30, 2021 and $871 thousand, or 59.4%, for the six months ended June 30, 2021, primarily due to tax-free proceeds from BOLI death benefit claims of $893 thousand.

Other service fee income increased $1.3 million, or 84.7%, for the three months ended June 30, 2021 and $1.6 million, or 47.1%, for the six months ended June 30, 2021 compared to the comparable periods in the prior year. Mortgage servicing fees increased $599 thousand for the three months ended June 30, 2021 and $692 thousand for the six months ended June 30, 2021 driven by an increase in retained servicing associated with elevated mortgage volume over the past fifteen months. Interchange fee income increased $494 thousand for the three months ended June 30, 2021 and $672 thousand for the six months ended

June 30, 2021 due to increased customer activity as the markets we operate in continue to re-open. Other income decreased $1.3 million for the three months ended June 30, 2021 due to a decrease of $1.4 million in fees on risk participation agreements for interest rate swaps driven by a decrease in customer demand.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries, benefits and commissions	$25,396	$21,700	$3,696	17.0%	$50,176	$45,536	$4,640	10.2%
Net occupancy	2,656	2,478	178	7.2	5,395	5,052	343	6.8
Equipment	968	923	45	4.9	1,914	1,918	(4)	(0.2)
Data processing	3,064	2,750	314	11.4	6,114	5,510	604	11.0
Professional fees	2,015	1,264	751	59.4	3,763	2,581	1,182	45.8
Marketing and advertising	561	535	26	4.9	841	937	(96)	(10.2)
Deposit insurance premiums	613	615	(2)	(0.3)	1,249	1,119	130	11.6
Intangible expenses	249	321	(72)	(22.4)	498	651	(153)	(23.5)
Other expense	5,764	5,374	390	7.3	10,876	11,433	(557)	(4.9)
Total noninterest expense	$41,286	$35,960	$5,326	14.8%	$80,826	$74,737	$6,089	8.1%
Three and six months ended June 30, 2021 versus 2020

Noninterest expense for the three months ended June 30, 2021 was $41.3 million, an increase of $5.3 million, or 14.8%, from the three months ended June 30, 2020. Noninterest expense for the six months ended June 30, 2021 was $80.8 million, an increase of $6.1 million, or 8.1%, from the six months ended June 30, 2020.

Salaries, benefits and commissions increased $3.7 million, or 17.0%, for the three months ended June 30, 2021 and $4.6 million, or 10.2%, for the six months ended June 30, 2021 from the comparable periods in the prior year. These increases reflect our continued investment in staff to support revenue generation across all business lines and annual merit increases. Variable compensation expenses increased $1.0 million and $1.7 million for the three and six months ended June 30, 2021, respectively, from the comparable periods in the prior year, due to increased profitability, specifically in our mortgage banking and wealth management lines of business. Additionally, capitalized compensation related to PPP origination activity was $1.2 million and $664 thousand lower in the three and six months ended June 30, 2021, respectively, from the comparable periods in the prior year.

Data processing expenses increased $314 thousand, or 11.4%, for the three months ended June 30, 2021 and $604 thousand, or 11.0%, for the six months ended June 30, 2021, primarily due to continued investments in our end-to-end loan origination solution for loans below $1.0 million, customer relationship management software, internal infrastructure improvements and outsourced data processing solutions. Professional fees increased $751 thousand, or 59.4%, for the three months ended June 30, 2021 and $1.2 million, or 45.8%, for the six months ended June 30, 2021, primarily attributable to increased consultant fees in support of our Diversity, Equity and Inclusion, training initiatives and treasury management product enhancements.

Other expense increased $390 thousand, or 7.3%, for the three months ended June 30, 2021, primarily attributable to an increase in interchange fee expense and travel and entertainment expenses, which are beginning to normalize as the markets we operate in continue to re-open. Other expense decreased $557 thousand, or 4.9%, for the six months ended June 30, 2021 primarily due to a $656 thousand charge related to the extinguishment of long-term debt that occurred in the first quarter of 2020.

Tax Provision

The Corporation recognized a tax expense of $4.9 million for the three months ended June 30, 2021 compared to a tax benefit of $264 thousand for the three months ended June 30, 2020, resulting in an effective rate of 19.0% and (14.5)%, respectively. The Corporation recognized a tax expense of $12.7 million for the six months ended June 30, 2021 compared to a tax benefit of $870 thousand for the six months ended June 30, 2020, resulting in an effective rate of 19.2% and (42.4)%, respectively. The effective tax rates for the three and six months ended June 30, 2021 and 2020 reflects the level of pre-tax income and the benefits of tax-exempt income from investments in municipal securities and loans and leases. The calculation of the effective tax rate for income taxes for the quarter ended June 30, 2020 was based on the actual effective tax rate for the year-to-date period, given the uncertainty of the impact of COVID-19 at the time, and its potential impact on the Corporation’s estimate of the annual effective tax rate.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2021	At December 31, 2020	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$203,449	$219,858	$(16,409)	(7.5%)
Investment securities, net of allowance for credit losses	397,426	373,176	24,250	6.5
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	25,228	28,183	(2,955)	(10.5)
Loans held for sale	27,322	37,039	(9,717)	(26.2)
Loans and leases held for investment	5,327,313	5,306,841	20,472	0.4
Allowance for credit losses, loans and leases	(71,355)	(83,044)	11,689	14.1
Premises and equipment, net	56,067	55,636	431	0.8
Operating lease right-of-use assets	33,688	34,325	(637)	(1.9)
Goodwill and other intangibles, net	181,955	181,425	530	0.3
Bank owned life insurance	117,765	117,718	47	—
Accrued interest receivable and other assets	57,447	65,339	(7,892)	(12.1)
Total assets	$6,356,305	$6,336,496	$19,809	0.3%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $16.4 million, or 7.5%, from December 31, 2020, primarily due to decreased interest earning deposits at the Federal Reserve Bank of $9.9 million as the Corporation used excess liquidity to fund net asset growth.

Investment Securities

Total investments securities at June 30, 2021 increased $24.3 million, or 6.5%, from December 31, 2020. Purchases of $98.1 million, increases in the fair value of available-for-sale investment securities of $2.5 million and a reversal of provision for credit losses of $384 thousand were partially offset by maturities and pay-downs of $57.8 million, sales of $7.4 million, calls of $10.2 million and net amortization of purchased premiums and discounts of $1.6 million.

Loans and Leases

Gross loans and leases held for investment increased $20.5 million, or 0.4%, from December 31, 2020. The growth in gross loans and leases held for investment was due to increases in commercial, commercial real estate and residential real estate loans of $246.5 million, offset by PPP loan decreases of $230.9 million.

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

Nonperforming assets were $38.5 million at June 30, 2021 and $40.5 million at December 31, 2020. At June 30, 2021 nonaccrual loans and leases and accruing troubled debt restructured loans were $37.5 million and had a related allowance for credit losses on loans and leases of $356 thousand. At December 31, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $31.7 million and had a related allowance for credit losses on loans and leases of $585 thousand. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows.

Net loan and lease charge-offs for the three months ended June 30, 2021 were $243 thousand compared to $3.6 million for the same period in the prior year. Net loan and lease charge-offs for the six months ended June 30, 2021 were $531 thousand compared to $4.1 million for the same period in the prior year.

Other real estate owned was $279 thousand and $7.4 million at June 30, 2021 and December 31, 2020, respectively. The decrease of $7.1 million was related to the sale of a commercial real estate property which was transferred to other real estate owned in the second quarter of 2020.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At June 30, 2021	At December 31, 2020
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$3,962	$—
Loans held for investment:
Commercial, financial and agricultural	1,246	2,827
Real estate—commercial	26,264	22,739
Real estate—residential	5,988	5,919
Lease financings	6	207
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	37,466	31,692
Accruing troubled debt restructured loans and lease modifications not included in the above	52	53
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	476	50
Real estate—commercial	137	945
Real estate—residential	31	—
Loans to individuals	19	185
Lease financings	87	212
Total accruing loans and leases, 90 days or more past due	750	1,392
Total nonperforming loans and leases	38,268	33,137
Other real estate owned	279	7,355
Total nonperforming assets	$38,547	$40,492
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment and nonaccrual loans held for sale	0.70%	0.60%
Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	0.72%	0.62%
Nonperforming assets / total assets	0.61%	0.64%

Allowance for credit losses, loans and leases	$71,355	$83,044
Allowance for credit losses, loans and leases / loans and leases held for investment	1.34%	1.56%
Allowance for credit losses, loans and leases / nonaccrual loans and leases held for investment	212.97%	262.03%
Allowance for credit losses, loans and leases / nonperforming loans and leases held for investment	208.00%	250.61%

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,268	$14,069

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2021	At December 31, 2020
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$33,504	$31,692
Nonaccrual loans and leases with partial charge-offs	2,994	4,227
Life-to-date partial charge-offs on nonaccrual loans and leases	2,099	2,377
Specific reserves on individually analyzed loans	356	585
The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and

Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. As of June 30, 2021, there were approximately 34 loan and lease modifications outstanding with principal balances totaling $54.2 million. As of December 31, 2020, there were approximately 72 loan modifications outstanding with principal balances totaling $68.0 million.

Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of June 30, 2021:

(Dollars in thousands)	As of June 30, 2021
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
CRE - Retail	$365,096	8.7%	$—	—%
Animal Production	281,368	6.7	—	—
CRE - 1-4 Family Residential Investment	250,694	6.0	605	0.2
CRE - Office	249,692	5.9	—	—
CRE - Industrial / Warehouse	217,874	5.2	—	—
CRE - Multi-family	206,766	4.9	—	—
Hotels & Motels (Accommodation)	170,730	4.1	26,036	15.2
Nursing and Residential Care Facilities	158,292	3.8	—	—
Education	152,983	3.6	—	—
CRE - Mixed-Use - Residential	122,489	2.9	3,268	2.7
Specialty Trade Contractors	121,303	2.9	36	—
Real Estate Lenders, Secondary Market Financing	103,796	2.5	—	—
CRE - Medical Office	96,075	2.3	—	—
Homebuilding (tract developers, remodelers)	89,915	2.1	—	—
Private Equity & Special Purpose Entities	87,111	2.1	—	—
Merchant Wholesalers, Durable Goods	78,944	1.9	—	—
Crop Production	72,558	1.7	—	—
Motor Vehicle and Parts Dealers	67,371	1.6	—	—
Rental and Leasing Services	63,142	1.5	—	—
Wood Product Manufacturing	63,095	1.5	—	—
Fabricated Metal Product Manufacturing	59,398	1.4	—	—
Merchant Wholesalers, Nondurable Goods	53,783	1.3	—	—
Food Services and Drinking Places	51,356	1.2	3,233	6.3
Administrative and Support Services	50,296	1.1	101	0.2
Industries with >$50 million in outstandings	$3,234,127	76.9%	$33,279	1.0%
Industries with <$50 million in outstandings	$969,606	23.1%	$18,272	1.9%
Total Commercial Loans	$4,203,733	100.0%	$51,551	1.2%

Consumer Loans and Lease Financings	Total Outstanding Balance		$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
Real Estate-Residential Secured for Personal Purpose	$513,330		$2,429	0.5%
Real Estate-Home Equity Secured for Personal Purpose	160,018		—	—
Loans to Individuals	25,845		—	—
Lease Financings	171,538		215	0.1
Total Consumer Loans and Lease Financings	$870,731		$2,644	0.3%

Total	$5,074,464		$54,195	1.1%
(1) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs as of June 30, 2021.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $969 thousand and $1.2 million for the three months ended June 30, 2021 and 2020, respectively. The amortization of intangible assets was $2.0 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2021 and December 31, 2020.

The Corporation also has goodwill with a net carrying value of $172.6 million at June 30, 2021 and December 31, 2020, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2021 and 2020. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2021	At December 31, 2020	Change
			Amount	Percent
Deposits	$5,318,704	$5,242,715	$75,989	1.4%
Short-term borrowings	25,251	17,906	7,345	41.0
Long-term debt	95,000	110,000	(15,000)	(13.6)
Subordinated notes	98,719	183,515	(84,796)	(46.2)
Operating lease liabilities	37,131	37,690	(559)	(1.5)
Accrued interest payable and other liabilities	41,502	52,198	(10,696)	(20.5)
Total liabilities	$5,616,307	$5,644,024	$(27,717)	(0.5%)

Deposits

Total deposits increased $76.0 million, or 1.4%, from December 31, 2020, primarily due to increases in commercial and consumer deposits offset by a decrease in brokered deposits and a seasonal decrease in public funds deposits.

Borrowings

Total borrowings decreased $92.5 million, or 29.7%, from December 31, 2020. Long-term debt decreased $15.0 million primarily due to maturities of FHLB advances and subordinated notes decreased $84.8 million primarily due to a $85.0 million redemption of the previously issued 2016 and 2015 subordinated notes during the year. These decreases were partially offset by an $7.3 million increase in short-term customer repurchase agreements.

Other Liabilities

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $2.3 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2021	At December 31, 2020	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	297,208	296,186	1,022	0.3
Retained earnings	348,579	306,899	41,680	13.6
Accumulated other comprehensive loss	(19,545)	(22,144)	2,599	(11.7)
Treasury stock	(44,028)	(46,253)	2,225	(4.8)
Total shareholders’ equity	$739,998	$692,472	$47,526	6.9%

Total shareholders' equity increased $47.5 million, or 6.9%, from December 31, 2020. Retained earnings at June 30, 2021 increased by $41.7 million primarily due to net income of $53.5 million offset by $11.7 million of cash dividends paid for the six months ended June 30, 2021. Accumulated other comprehensive loss decreased by $2.6 million, primarily attributable to increases in the fair value of available-for-sale investment securities of $2.0 million, net of tax. Treasury stock decreased $2.2 million from December 31, 2020 primarily due to stock issued under dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $25.7 million and $990 thousand for the three months ended June 30, 2021 and 2020, respectively, and pre-tax income of $65.7 million and a pre-tax loss of $538 thousand for the six months ended June 30, 2021 and 2020, respectively. See the section of this MD&A under the headings "Net Interest Income" and "Provision for Credit Losses" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.2 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively and $4.6 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively. Noninterest income was $6.8 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively, and $13.5 and $11.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase in pre-tax income and noninterest income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to increased assets under management and supervision driven by favorable market conditions and new customer relationships. Assets under management and supervision were $4.5 billion as of June 30, 2021, $4.2 billion as of March 31, 2021, $4.1 billion as of December 31, 2020, $3.6 billion as of June 30, 2020 and $3.3 billion as of March 31, 2020. The increase in assets under management and supervision of $406.2 million for the period from December 31, 2020 to June 30, 2021 and $899.5 million for the period from June 30, 2020 to June 30, 2021 was primarily due to the general improvement in the equity markets and new customer relationships.

The Insurance segment reported pre-tax income of $681 thousand and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. Noninterest income was $4.0 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively, and $9.1 million for the six months ended June 30, 2021 and 2020. The decrease in pre-tax income for the three and six months ended June 30, 2021 was primarily due to increases in salary expense. The decrease in noninterest income for the three months ended June 30, 2021 was primarily due to a decrease in contingent commission income, which was $16 thousand and $175 thousand for the three months ended June 30, 2021 and 2020, respectively.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at June 30, 2021.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of June 30, 2021 and December 31, 2020 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$759,245	13.82%	$439,659	8.00%	$549,574	10.00%
Bank	642,897	11.74	438,125	8.00	547,656	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	606,573	11.04	329,744	6.00	439,659	8.00
Bank	588,944	10.75	328,594	6.00	438,125	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	606,573	11.04	247,308	4.50	357,223	6.50
Bank	588,944	10.75	246,445	4.50	355,977	6.50
Tier 1 Capital (to Average Assets):
Corporation	606,573	9.64	251,624	4.00	314,530	5.00
Bank	588,944	9.39	250,876	4.00	313,595	5.00
At December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$801,368	15.31%	$418,811	8.00%	$523,513	10.00%
Bank	632,183	12.12	417,416	8.00	521,769	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	314,108	6.00	418,811	8.00
Bank	569,821	10.92	313,062	6.00	417,416	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	235,581	4.50	340,284	6.50
Bank	569,821	10.92	234,796	4.50	339,150	6.50
Tier 1 Capital (to Average Assets):
Corporation	563,491	9.08	248,224	4.00	310,280	5.00
Bank	569,821	9.21	247,494	4.00	309,368	5.00
At June 30, 2021 and December 31, 2020, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At June 30, 2021, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL was adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital.
Additionally, in March 2020, the Office of the Comptroller of the Currency, the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule (IFR) designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the coronavirus (COVID-19). The 2020 CECL IFR allows corporations that adopted CECL before December 31, 2020 to defer 100 percent of the day one transitional amounts described above through December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allows electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.
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

Recent Regulatory and Legislative Developments

Coronavirus Response and Relief Supplemental Appropriations Act, 2021

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 ("CRRSA Act") was signed into law, which contains provisions that could directly impact financial institutions including: (1) extending until January 1, 2022 when insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (CECL) accounting standard; and (2) extending until January 1, 2022 the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019. The CRRSA Act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP, which was originally established under the CARES Act, was also extended under the CRRSA Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2021	—	$—	—	679,174
May 1 – 31, 2021	—	—	—	679,174
June 1 – 30, 2021	—	—	—	679,174
Total	—	$—	—

1.On May 27, 2015, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. The stock repurchase plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – 30, 2021	—	$—
May 1 – 31, 2021	—	—
June 1 – 30, 2021	—	—
Total	—	$—

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: August 2, 2021	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2021	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)