Form 10-Q
period 2021-09-30
UNIVEST FINANCIAL Corp
filed 2021-11-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,449,012
(Title of Class)	(Number of shares outstanding at November 1, 2021)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2021	At December 31, 2020
ASSETS
Cash and due from banks	$67,517	$62,555
Interest-earning deposits with other banks	834,840	157,303
Cash and cash equivalents	902,357	219,858
Investment securities held-to-maturity (fair value $115,661 and $156,325 at September 30, 2021 and December 31, 2020, respectively)	112,643	151,257
Investment securities available-for-sale (amortized cost $278,923 and $221,254, net of allowance for credit losses of $815 and $869 at September 30, 2021 and December 31, 2020, respectively)	277,773	218,640
Investments in equity securities	2,961	3,279
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,679	28,183
Loans held for sale	29,093	37,039
Loans and leases held for investment	5,252,045	5,306,841
Less: Allowance for credit losses, loans and leases	(70,146)	(83,044)
Net loans and leases held for investment	5,181,899	5,223,797
Premises and equipment, net	55,354	55,636
Operating lease right-of-use assets	31,570	34,325
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization	9,359	8,866
Bank owned life insurance	117,981	117,718
Accrued interest receivable and other assets	57,624	65,339
Total assets	$6,979,852	$6,336,496
LIABILITIES
Noninterest-bearing deposits	$1,861,007	$1,690,663
Interest-bearing deposits	4,077,147	3,552,052
Total deposits	5,938,154	5,242,715
Short-term borrowings	14,101	17,906
Long-term debt	95,000	110,000
Subordinated notes	98,797	183,515
Operating lease liabilities	34,641	37,690
Accrued interest payable and other liabilities	43,136	52,198
Total liabilities	6,223,829	5,644,024
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2021 and December 31, 2020; 31,556,799 shares issued at September 30, 2021 and December 31, 2020; 29,438,402 and 29,295,052 shares outstanding at September 30, 2021 and December 31, 2020, respectively	157,784	157,784
Additional paid-in capital	298,033	296,186
Retained earnings	363,607	306,899
Accumulated other comprehensive loss, net of tax benefit	(20,073)	(22,144)
Treasury stock, at cost; 2,118,397 and 2,261,747 shares at September 30, 2021 and December 31, 2020, respectively	(43,328)	(46,253)
Total shareholders’ equity	756,023	692,472
Total liabilities and shareholders’ equity	$6,979,852	$6,336,496
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans and leases	$51,476	$48,310	$151,727	$143,669
Interest and dividends on investment securities:
Taxable	1,552	1,646	4,254	6,569
Exempt from federal income taxes	20	137	155	573
Interest on deposits with other banks	189	100	291	492
Interest and dividends on other earning assets	334	419	1,042	1,308
Total interest income	53,571	50,612	157,469	152,611
Interest expense
Interest on deposits	3,230	4,028	9,789	15,806
Interest on short-term borrowings	2	97	7	325
Interest on long-term debt and subordinated notes	1,652	2,633	6,815	6,640
Total interest expense	4,884	6,758	16,611	22,771
Net interest income	48,687	43,854	140,858	129,840
(Reversal of provision) provision for credit losses	(182)	3,935	(11,524)	49,515
Net interest income after provision for credit losses	48,869	39,919	152,382	80,325
Noninterest income
Trust fee income	2,126	1,915	6,317	5,729
Service charges on deposit accounts	1,422	1,187	4,018	3,474
Investment advisory commission and fee income	4,796	4,005	14,051	11,800
Insurance commission and fee income	3,837	3,776	12,631	12,575
Other service fee income	2,576	2,093	7,516	5,451
Bank owned life insurance income	925	741	3,262	2,207
Net gain on sales of investment securities	21	57	140	817
Net gain on mortgage banking activities	3,224	5,860	12,623	12,119
Other income	1,625	2,171	3,474	4,017
Total noninterest income	20,552	21,805	64,032	58,189
Noninterest expense
Salaries, benefits and commissions	26,641	24,059	76,817	69,595
Net occupancy	2,525	2,609	7,920	7,661
Equipment	1,000	972	2,914	2,890
Data processing	3,274	2,862	9,388	8,372
Professional fees	2,174	1,321	5,937	3,902
Marketing and advertising	539	463	1,380	1,400
Deposit insurance premiums	765	707	2,014	1,826
Intangible expenses	214	283	712	934
Other expense	6,116	5,251	16,992	16,684
Total noninterest expense	43,248	38,527	124,074	113,264
Income before income taxes	26,173	23,197	92,340	25,250
Income tax expense	5,262	5,078	17,951	4,208
Net income	$20,911	$18,119	$74,389	$21,042
Net income per share:
Basic	$0.71	$0.62	$2.53	$0.72
Diluted	0.71	0.62	2.52	0.72
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2021			2020
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$26,173	$5,262	$20,911	$23,197	$5,078	$18,119
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(1,378)	(292)	(1,086)	726	153	573
Provision (reversal of provision) for credit losses	330	70	260	(163)	(35)	(128)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(21)	(4)	(17)	(57)	(12)	(45)
Total net unrealized (losses) gains on available-for-sale investment securities	(1,069)	(226)	(843)	506	106	400
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(7)	(1)	(6)	5	2	3
Less: reclassification adjustment for net losses realized in net income (2)	77	16	61	78	16	62
Total net unrealized gains on interest rate swaps used in cash flow hedges	70	15	55	83	18	65
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	329	69	260	307	65	242
Total defined benefit pension plans	329	69	260	307	65	242
Other comprehensive (loss) income	(670)	(142)	(528)	896	189	707
Total comprehensive income	$25,503	$5,120	$20,383	$24,093	$5,267	$18,826

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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2021			2020
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$92,340	$17,951	$74,389	$25,250	$4,208	$21,042
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	1,604	336	1,268	2,930	615	2,315
(Reversal of provision) provision for credit losses	(54)	(11)	(43)	392	82	310
Less: reclassification adjustment for net gains on sales realized in net income (1)	(140)	(29)	(111)	(817)	(172)	(645)
Total net unrealized gains on available-for-sale investment securities	1,410	296	1,114	2,505	525	1,980
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(5)	(1)	(4)	(554)	(116)	(438)
Less: reclassification adjustment for net losses realized in net income (2)	229	48	181	176	37	139
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	224	47	177	(378)	(79)	(299)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	987	207	780	901	189	712
Total defined benefit pension plans	987	207	780	901	189	712
Other comprehensive income	2,621	550	2,071	3,028	635	2,393
Total comprehensive income	$94,961	$18,501	$76,460	$28,278	$4,843	$23,435

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended September 30, 2021
Balance at June 30, 2021	29,411,731	$157,784	$297,208	$348,579	$(19,545)	$(44,028)	$739,998
Net income	—	—	—	20,911	—	—	20,911
Other comprehensive loss, net of income tax benefit	—	—	—	—	(528)	—	(528)
Cash dividends declared ($0.20 per share)	—	—	—	(5,883)	—	—	(5,883)
Stock-based compensation	—	—	852	—	—	1	853
Stock issued under dividend reinvestment and employee stock purchase plans	22,327	—	—	—	—	610	610
Vesting of restricted stock units	1,344	—	(27)	—	—	27	—
Exercise of stock options	3,000	—	—	—	—	62	62
Balance at September 30, 2021	29,438,402	$157,784	$298,033	$363,607	$(20,073)	$(43,328)	$756,023

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2020
Balance at June 30, 2020	29,201,985	$157,784	$296,028	$268,751	$(19,807)	$(47,883)	$654,873
Net income	—	—	—	18,119	—	—	18,119
Other comprehensive income, net of income tax	—	—	—	—	707	—	707
Cash dividends declared ($0.20 per share)	—	—	—	(5,845)	—	—	(5,845)
Stock-based compensation	—	—	658	1	—	—	659
Stock issued under dividend reinvestment and employee stock purchase plans	39,317	—	(87)	—	—	681	594
Balance at September 30, 2020	29,241,302	$157,784	$296,599	$281,026	$(19,100)	$(47,202)	$669,107

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2021
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472
Net income	—	—	—	74,389	—	—	74,389
Other comprehensive income, net of income tax	—	—	—	—	2,071	—	2,071
Cash dividends declared ($0.60 per share)	—	—	—	(17,624)	—	—	(17,624)
Stock-based compensation	—	—	2,552	(56)	—	—	2,496
Stock issued under dividend reinvestment and employee stock purchase plans	67,553	—	90	(1)	—	1,735	1,824
Vesting of restricted stock units, net of shares withheld to cover taxes	43,963	—	(1,153)	—	—	798	(355)
Exercise of stock options	49,527	—	31	—	—	1,014	1,045
Cancellation of performance-based restricted stock awards	(7,199)	—	327	—	—	(327)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at September 30, 2021	29,438,402	$157,784	$298,033	$363,607	$(20,073)	$(43,328)	$756,023

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2020
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122
Adjustment to initially apply ASU No. 2016-13 for CECL	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	21,042	—	—	21,042
Other comprehensive income, net of income tax	—	—	—	—	2,393	—	2,393
Cash dividends declared ($0.60 per share)	—	—	—	(17,522)	—	—	(17,522)
Stock-based compensation	—	—	1,733	(13)	—	—	1,720
Stock issued under dividend reinvestment and employee stock purchase plans	103,471	—	(198)	—	—	1,955	1,757
Vesting of restricted stock units	17,035	—	(346)	—	—	346	—
Exercise of stock options	5,000	—	(7)	—	—	101	94
Cancellation of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(204,056)	—	—	—	—	(4,452)	(4,452)
Balance at September 30, 2020	29,241,302	$157,784	$296,599	$281,026	$(19,100)	$(47,202)	$669,107
Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$74,389	$21,042
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of provision) provision for credit losses	(11,524)	49,515
Depreciation of premises and equipment	3,523	3,620
Net amortization of investment securities premiums and discounts	2,078	1,755
Net gain on sales of investment securities	(140)	(817)
Net gain on mortgage banking activities	(12,623)	(12,119)
Bank owned life insurance income	(3,262)	(2,207)
Stock-based compensation	2,674	1,853
Intangible expenses	712	934
Other adjustments to reconcile net income to cash used in operating activities	(4,956)	(3,392)
Originations of loans held for sale	(396,418)	(322,135)
Proceeds from the sale of loans held for sale	417,920	321,233
Contributions to pension and other postretirement benefit plans	(198)	(203)
Increase in accrued interest receivable and other assets	(882)	(18,774)
(Decrease) increase in accrued interest payable and other liabilities	(5,750)	5,786
Net cash provided by operating activities	65,543	46,091
Cash flows from investing activities:
Purchases of premises and equipment	(3,241)	(2,363)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	52,121	56,933
Proceeds from maturities, calls and principal repayments of securities available-for-sale	40,088	43,853
Proceeds from sales of securities available-for-sale	4,135	65,621
Purchases of investment securities held-to-maturity	(14,852)	(43,116)
Purchases of investment securities available-for-sale	(102,585)	(49,329)
Proceeds from sales of money market mutual funds	5,818	10,487
Purchases of money market mutual funds	(5,336)	(10,971)
Net decrease in other investments	(496)	(1,469)
Proceeds from sale of loans originally held-for-investment	996	—
Proceeds from sale of portfolio loans	—	14,416
Net decrease (increase) in loans and leases	54,661	(851,403)
Proceeds from sales of other real estate owned	7,255	75
Proceeds from bank owned life insurance	2,302	—
Net cash provided by (used in) investing activities	40,866	(767,266)
Cash flows from financing activities:
Net increase in deposits	695,414	851,521
Net decrease in short-term borrowings	(3,805)	(999)
Proceeds from issuance of long-term debt	—	125,000
Repayment of long-term debt	(15,000)	(70,000)
Proceeds from issuance of subordinated notes	—	98,448
Repayment of subordinated debt	(85,000)	—
Payment of contingent consideration on acquisitions	(58)	(91)
Purchases of treasury stock	(650)	(4,452)
Stock issued under dividend reinvestment and employee stock purchase plans	1,824	1,757
Proceeds from exercise of stock options	1,045	94
Cash dividends paid	(17,680)	(17,555)
Net cash provided by financing activities	576,090	983,723
Net increase in cash and cash equivalents	682,499	262,548
Cash and cash equivalents at beginning of year	219,858	125,128
Cash and cash equivalents at end of period	$902,357	$387,676

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,516	$23,089
Cash paid for income taxes, net of refunds	22,327	12,014
Non cash transactions:
Transfer of loans to other real estate owned	$126	$8,125
Transfer of loans to loans held for sale	996	14,416
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-period presentation. Operating results for the three-month or nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

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

In January 2021, the FASB issued ASU No. 2021-01, which refines the scope of ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). This ASU is available for adoption retrospective to March 12, 2020, or prospectively from January 7, 2021 through December 31, 2022, at which time transition is expected to be complete. The Corporation will analyze the potential impact of the provisions of this ASU in connection with its ongoing evaluation of ASU No. 2020-04.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. For additional information on the calculation of basic and diluted earnings per share, see Note 1, "Summary of Significant Accounting Policies - Earnings per Share" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$20,911	$18,119	$74,389	$21,042
Net income allocated to unvested restricted stock awards	—	(23)	(28)	(29)
Net income allocated to common shares	$20,911	$18,096	$74,361	$21,013
Denominator:
Weighted average shares outstanding	29,420	29,227	29,380	29,233
Average unvested restricted stock awards	—	(38)	(10)	(47)
Denominator for basic earnings per share—weighted-average shares outstanding	29,420	29,189	29,370	29,186
Effect of dilutive securities—employee stock options and restricted stock units	142	28	143	32
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,562	29,217	29,513	29,218
Basic earnings per share	$0.71	$0.62	$2.53	$0.72
Diluted earnings per share	$0.71	$0.62	$2.52	$0.72
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	286	526	289	509

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at September 30, 2021 and December 31, 2020, by contractual maturity within each type:

	At September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$6,999	$72	$—	$—	$7,071
	6,999	72	—	—	7,071
Residential mortgage-backed securities:
After 5 years to 10 years	5,761	251	—	—	6,012
Over 10 years	99,883	3,067	(372)	—	102,578
	105,644	3,318	(372)	—	108,590
Total	$112,643	$3,390	$(372)	$—	$115,661
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,325	$8	$—	$—	$2,333
	2,325	8	—	—	2,333
Residential mortgage-backed securities:
After 1 year to 5 years	214	7	—	—	221
After 5 years to 10 years	1,785	73	—	—	1,858
Over 10 years	179,675	1,101	(2,013)	—	178,763
	181,674	1,181	(2,013)	—	180,842
Collateralized mortgage obligations:
After 5 years to 10 years	528	13	—	—	541
Over 10 years	3,158	9	—	—	3,167
	3,686	22	—	—	3,708
Corporate bonds:
Within 1 year	3,500	15	—	—	3,515
After 1 year to 5 years	27,738	1,056	(14)	(23)	28,757
After 5 years to 10 years	60,000	—	(590)	(792)	58,618
	91,238	1,071	(604)	(815)	90,890
Total	$278,923	$2,282	$(2,617)	$(815)	$277,773

	At December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$171	$—	$—	$7,169
	6,998	171	—	—	7,169
Residential mortgage-backed securities:
After 5 years to 10 years	6,325	253	—	—	6,578
Over 10 years	137,934	4,644	—	—	142,578
	144,259	4,897	—	—	149,156
Total	$151,257	$5,068	$—	$—	$156,325
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$3,560	$33	$—	$—	$3,593
After 5 years to 10 years	9,881	63	—	—	9,944
	13,441	96	—	—	13,537
Residential mortgage-backed securities:
After 1 year to 5 years	323	10	—	—	333
After 5 years to 10 years	1,664	58	—	—	1,722
Over 10 years	110,018	2,153	(63)	—	112,108
	112,005	2,221	(63)	—	114,163
Collateralized mortgage obligations:
After 5 years to 10 years	754	21	—	—	775
Over 10 years	4,561	—	(15)	—	4,546
	5,315	21	(15)	—	5,321
Corporate bonds:
Within 1 year	499	2	—	—	501
After 1 year to 5 years	29,498	1,440	—	(16)	30,922
After 5 years to 10 years	60,496	3	(5,450)	(853)	54,196
	90,493	1,445	(5,450)	(869)	85,619
Total	$221,254	$3,783	$(5,528)	$(869)	$218,640

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $298.4 million and $249.6 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $25.1 million and $32.6 million were pledged to secure credit derivatives and interest rate swaps at September 30, 2021 and December 31, 2020, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Securities available-for-sale:
Proceeds from sales	$4,135	$65,621
Gross realized gains on sales	140	831
Gross realized losses on sales	—	14
Tax expense related to net realized gains on sales	29	172

At September 30, 2021 and December 31, 2020, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2021 and December 31, 2020, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$14,360	$(372)	$—	$—	$14,360	$(372)
Total	$14,360	$(372)	$—	$—	$14,360	$(372)
Securities Available-for-Sale
Residential mortgage-backed securities	$133,703	$(1,878)	$3,124	$(135)	$136,827	$(2,013)
Corporate bonds	1,412	(1)	—	—	1,412	(1)
Total	$135,115	$(1,879)	$3,124	$(135)	$138,239	$(2,014)
At December 31, 2020
Securities Held-to-Maturity
Total	$—	$—	$—	$—	$—	$—
Securities Available-for-Sale
Residential mortgage-backed securities	$13,677	$(62)	$31	$(1)	$13,708	$(63)
Collateralized mortgage obligations	4,545	(15)	—	—	4,545	(15)
Total	$18,222	$(77)	$31	$(1)	$18,253	$(78)

At September 30, 2021, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $14.4 million, including unrealized losses of $372 thousand. These holdings were comprised of six federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended September 30, 2021 or September 30, 2020. Accrued interest receivable on held-to-maturity debt securities totaled $286 thousand at September 30, 2021 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At September 30, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $138.2 million, including unrealized losses of $2.0 million. These holdings were comprised of twenty-nine federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, and three investment grade corporate bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $593 thousand at September 30, 2021 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the nine months ended September 30, 2021 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Nine months ended September 30, 2021
Securities Available-for-Sale
Beginning balance	$(869)
Additions for securities for which no previous expected credit losses were recognized	(22)
Change in securities for which a previous expected credit loss was recognized	76
Ending balance	$(815)
Nine months ended September 30, 2020
Securities Available-for-Sale
Beginning balance	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	(300)
Additions for securities for which no previous expected credit losses were recognized	(1)
Change in securities for which a previous expected credit loss was recognized	(391)
Ending balance	$(692)

At September 30, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $62.6 million, including unrealized losses of $1.4 million, and allowance for credit losses of $815 thousand. These holdings were comprised of fourteen investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities. The reversal of the provision for credit losses of $76 thousand for the nine months ended September 30, 2021 was primarily related to the improvement in fair value of six securities that are tied to the 10-year swap curve, which had steepened during 2021.

The Corporation recognized a $164 thousand net gain and a $321 thousand net loss on equity securities during the nine months ended September 30, 2021 and 2020, respectively, in other noninterest income. There were no sales of equity securities during the nine months ended September 30, 2021 or September 30, 2020.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2021	At December 31, 2020
Commercial, financial and agricultural	$927,015	$892,665
Paycheck Protection Program	85,601	483,773
Real estate-commercial	2,669,898	2,458,872
Real estate-construction	260,874	243,355
Real estate-residential secured for business purpose	412,001	381,446
Real estate-residential secured for personal purpose	535,705	487,600
Real estate-home equity secured for personal purpose	159,029	166,609
Loans to individuals	26,458	27,482
Lease financings	175,464	165,039
Total loans and leases held for investment, net of deferred income	$5,252,045	$5,306,841
Less: Allowance for credit losses, loans and leases	(70,146)	(83,044)
Net loans and leases held for investment	$5,181,899	$5,223,797
Imputed interest on lease financings, included in the above table	$(18,445)	$(17,670)
Net deferred costs (fees), included in the above table	1,696	(2,903)
Overdraft deposits included in the above table	3,267	948

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at September 30, 2021 and December 31, 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2021
Commercial, financial and agricultural	$1,177	$49	$2,000	$3,226	$922,856	$926,082	$933	$927,015
Paycheck Protection Program	95	—	—	95	85,506	85,601	—	85,601
Real estate—commercial real estate and construction:
Commercial real estate	1,343	—	—	1,343	2,640,259	2,641,602	28,296	2,669,898
Construction	—	—	—	—	260,874	260,874	—	260,874
Real estate—residential and home equity:
Residential secured for business purpose	789	344	—	1,133	408,399	409,532	2,469	412,001
Residential secured for personal purpose	2,025	—	—	2,025	531,601	533,626	2,079	535,705
Home equity secured for personal purpose	301	42	—	343	157,965	158,308	721	159,029
Loans to individuals	215	16	58	289	26,169	26,458	—	26,458
Lease financings	655	654	146	1,455	173,979	175,434	30	175,464
Total	$6,600	$1,105	$2,204	$9,909	$5,207,608	$5,217,517	$34,528	$5,252,045

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2020
Commercial, financial and agricultural	$1,104	$279	$50	$1,433	$888,405	$889,838	$2,827	$892,665
Paycheck Protection Program	—	—	—	—	483,773	483,773	—	483,773
Real estate—commercial real estate and construction:
Commercial real estate	3,230	859	945	5,034	2,431,099	2,436,133	22,739	2,458,872
Construction	361	—	—	361	242,994	243,355	—	243,355
Real estate—residential and home equity:
Residential secured for business purpose	3,726	603	—	4,329	374,331	378,660	2,786	381,446
Residential secured for personal purpose	6,057	80	—	6,137	479,377	485,514	2,086	487,600
Home equity secured for personal purpose	607	32	—	639	164,923	165,562	1,047	166,609
Loans to individuals	190	74	185	449	27,033	27,482	—	27,482
Lease financings	898	291	212	1,401	163,431	164,832	207	165,039
Total	$16,173	$2,218	$1,392	$19,783	$5,255,366	$5,275,149	$31,692	$5,306,841

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2021 and December 31, 2020.

	At September 30, 2021				At December 31, 2020
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$933	$—	$2,000	$2,933	$2,827	$—	$50	$2,877
Real estate—commercial real estate and construction:
Commercial real estate	28,296	—	—	28,296	22,739	—	945	23,684
Real estate—residential and home equity:
Residential secured for business purpose	2,469	—	—	2,469	2,786	—	—	2,786
Residential secured for personal purpose	2,079	—	—	2,079	2,086	—	—	2,086
Home equity secured for personal purpose	721	51	—	772	1,047	53	—	1,100
Loans to individuals	—	—	58	58	—	—	185	185
Lease financings	30	—	146	176	207	—	212	419
Total	$34,528	$51	$2,204	$36,783	$31,692	$53	$1,392	$33,137
*Includes nonaccrual troubled debt restructured loans of $2.4 million and $14.1 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At September 30, 2021
Commercial, financial and agricultural	$933	$—	$933	$2,000
Real estate-commercial	28,213	83	28,296	—
Real estate-residential secured for business purpose	2,469	—	2,469	—
Real estate-residential secured for personal purpose	2,079	—	2,079	—
Real estate-home equity secured for personal purpose	721	—	721	—
Loans to individuals	—	—	—	58
Lease financings	—	30	30	146
Total	$34,415	$113	$34,528	$2,204
At December 31, 2020
Commercial, financial and agricultural	$2,187	$640	$2,827	$50
Real estate-commercial	22,739	—	22,739	945
Real estate-residential secured for business purpose	2,663	123	2,786	—
Real estate-residential secured for personal purpose	1,958	128	2,086	—
Real estate-home equity secured for personal purpose	1,047	—	1,047	—
Loans to individuals	—	—	—	185
Lease financings	—	207	207	212
Total	$30,594	$1,098	$31,692	$1,392

For the nine months ended September 30, 2021, $9 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents the amortized cost basis of collateral-dependent nonaccrual loans by class of loans and type of collateral as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At September 30, 2021
Commercial, financial and agricultural	$281	$477	$175	$933
Real estate-commercial	28,296	—	—	28,296
Real estate-residential secured for business purpose	2,469	—	—	2,469
Real estate-residential secured for personal purpose	2,079	—	—	2,079
Real estate-home equity secured for personal purpose	721	—	—	721
Total	$33,846	$477	$175	$34,498

(Dollars in thousands)	Real Estate	Other (1)	None (3)	Total
At December 31, 2020
Commercial, financial and agricultural	$1,351	$1,194	$282	$2,827
Real estate-commercial	22,739	—	—	22,739
Real estate-residential secured for business purpose	2,786	—	—	2,786
Real estate-residential secured for personal purpose	2,086	—	—	2,086
Real estate-home equity secured for personal purpose	1,047	—	—	1,047
Total	$30,009	$1,194	$282	$31,485
(1) Collateral consists of business assets, including accounts receivable and personal property.
(2) Loans fully guaranteed by the SBA.
(3) Loans fully reserved given lack of collateral.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real-estate residential secured for a business purpose loans by credit quality indicator at September 30, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2021
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$148,549	$101,422	$75,241	$55,694	$25,859	$53,712	$436,226	$896,703
2. Special Mention	—	5,257	2,560	440	487	1,372	14,609	24,725
3. Substandard	—	—	30	69	15	295	5,178	5,587
Total	$148,549	$106,679	$77,831	$56,203	$26,361	$55,379	$456,013	$927,015

Paycheck Protection Program
Risk Rating
1. Pass	$80,766	$4,835	$—	$—	$—	$—	$—	$85,601
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$80,766	$4,835	$—	$—	$—	$—	$—	$85,601

Real Estate-Commercial
Risk Rating
1. Pass	$582,442	$927,367	$428,304	$167,225	$229,552	$197,290	$43,313	$2,575,493
2. Special Mention	2,490	9,963	25,574	3,421	919	5,691	1,323	49,381
3. Substandard	—	32,071	3,405	2,038	1,849	5,554	107	45,024
Total	$584,932	$969,401	$457,283	$172,684	$232,320	$208,535	$44,743	$2,669,898

Real Estate-Construction
Risk Rating
1. Pass	$97,157	$66,437	$47,603	$16,330	$198	$—	$9,616	$237,341
2. Special Mention	3,033	500	—	20,000	—	—	—	23,533
3. Substandard	—	—	—	—	—	—	—	—
Total	$100,190	$66,937	$47,603	$36,330	$198	$—	$9,616	$260,874

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$131,220	$90,933	$55,887	$36,180	$31,894	$33,800	$26,619	$406,533
2. Special Mention	—	1,078	214	—	74	1,100	—	2,466
3. Substandard	—	—	—	46	29	2,350	577	3,002
Total	$131,220	$92,011	$56,101	$36,226	$31,997	$37,250	$27,196	$412,001

Totals By Risk Rating
1. Pass	$1,040,134	$1,190,994	$607,035	$275,429	$287,503	$284,802	$515,774	$4,201,671
2. Special Mention	5,523	16,798	28,348	23,861	1,480	8,163	15,932	100,105
3. Substandard	—	32,071	3,435	2,153	1,893	8,199	5,862	53,613
Total	$1,045,657	$1,239,863	$638,818	$301,443	$290,876	$301,164	$537,568	$4,355,389

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$162,547	$93,967	$74,722	$38,906	$17,371	$56,053	$427,336	$870,902
2. Special Mention	2,723	783	316	500	777	1,144	8,318	14,561
3. Substandard	—	430	362	28	—	627	5,755	7,202
Total	$165,270	$95,180	$75,400	$39,434	$18,148	$57,824	$441,409	$892,665

Paycheck Protection Program
Risk Rating
1. Pass	$483,773	$—	$—	$—	$—	$—	$—	$483,773
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$483,773	$—	$—	$—	$—	$—	$—	$483,773

Real Estate-Commercial
Risk Rating
1. Pass	$1,084,157	$481,997	$223,646	$268,236	$143,041	$157,503	$43,008	$2,401,588
2. Special Mention	6,220	10,076	3,498	—	1,250	5,870	1,247	28,161
3. Substandard	3,803	3,998	709	11,383	1,207	6,690	1,333	29,123
Total	$1,094,180	$496,071	$227,853	$279,619	$145,498	$170,063	$45,588	$2,458,872

Real Estate-Construction
Risk Rating
1. Pass	$116,840	$59,507	$39,009	$113	$2,950	$—	$3,711	$222,130
2. Special Mention	21,225	—	—	—	—	—	—	21,225
3. Substandard	—	—	—	—	—	—	—	—
Total	$138,065	$59,507	$39,009	$113	$2,950	$—	$3,711	$243,355

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$118,925	$72,149	$52,775	$43,347	$37,768	$25,170	$25,510	$375,644
2. Special Mention	1,354	—	188	77	175	130	—	1,924
3. Substandard	28	991	50	64	1,065	962	718	3,878
Total	$120,307	$73,140	$53,013	$43,488	$39,008	$26,262	$26,228	$381,446

Totals By Risk Rating
1. Pass	$1,966,242	$707,620	$390,152	$350,602	$201,130	$238,726	$499,565	$4,354,037
2. Special Mention	31,522	10,859	4,002	577	2,202	7,144	9,565	65,871
3. Substandard	3,831	5,419	1,121	11,475	2,272	8,279	7,806	40,203
Total	$2,001,595	$723,898	$395,275	$362,654	$205,604	$254,149	$516,936	$4,460,111

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2021 or December 31, 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2021 or December 31, 2020.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Real-estate residential secured for personal purpose loans, Real-estate home equity secured for personal purpose loans, Loans to individuals and Lease financings by credit quality indicator at September 30, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2021
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$174,244	$171,641	$38,776	$27,575	$26,533	$94,642	$215	$533,626
2. Nonperforming	54	643	—	371	—	1,011	—	2,079
Total	$174,298	$172,284	$38,776	$27,946	$26,533	$95,653	$215	$535,705

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$641	$953	$478	$514	$887	$1,811	$152,973	$158,257
2. Nonperforming	—	—	—	182	—	65	525	772
Total	$641	$953	$478	$696	$887	$1,876	$153,498	$159,029

Loans to Individuals
Payment Performance
1. Performing	$1,337	$1,019	$850	$543	$157	$1,982	$20,512	$26,400
2. Nonperforming	—	—	—	—	—	58	—	58
Total	$1,337	$1,019	$850	$543	$157	$2,040	$20,512	$26,458

Lease Financings
Payment Performance
1. Performing	$59,726	$57,225	$32,465	$19,328	$5,838	$706	$—	$175,288
2. Nonperforming	23	16	66	12	5	54	—	176
Total	$59,749	$16	$32,531	$19,340	$5,843	$760	$—	$175,464

Totals by Payment Performance
1. Performing	$235,948	$230,838	$72,569	$47,960	$33,415	$99,141	$173,700	$893,571
2. Nonperforming	77	659	66	565	5	1,188	525	3,085
Total	$236,025	$231,497	$72,635	$48,525	$33,420	$100,329	$174,225	$896,656

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$191,987	$61,880	$56,314	$50,983	$38,975	$84,138	$1,237	$485,514
2. Nonperforming	666	—	56	—	—	1,364	—	2,086
Total	$192,653	$61,880	$56,370	$50,983	$38,975	$85,502	$1,237	$487,600

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$1,195	$815	$829	$1,160	$518	$2,189	$158,803	$165,509
2. Nonperforming	—	—	198	—	—	36	866	1,100
Total	$1,195	$815	$1,027	$1,160	$518	$2,225	$159,669	$166,609

Loans to Individuals
Payment Performance
1. Performing	$1,795	$1,425	$970	$441	$220	$2,266	$20,180	$27,297
2. Nonperforming	—	—	—	—	—	23	162	185
Total	$1,795	$1,425	$970	$441	$220	$2,289	$20,342	$27,482

Lease Financings
Payment Performance
1. Performing	$72,173	$45,972	$30,679	$11,613	$3,616	$567	$—	$164,620
2. Nonperforming	12	182	5	205	7	8	—	419
Total	$72,185	$46,154	$30,684	$11,818	$3,623	$575	$—	$165,039

Totals by Payment Performance
1. Performing	$267,150	$110,092	$88,792	$64,197	$43,329	$89,160	$180,220	$842,940
2. Nonperforming	678	182	259	205	7	1,431	1,028	3,790
Total	$267,828	$110,274	$89,051	$64,402	$43,336	$90,591	$181,248	$846,730

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2021 or December 31, 2020.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The allowance for credit losses (ACL) on loans decreased during the three and nine months ended September 30, 2021 primarily due to favorable changes in economic-related assumptions, which were impacted by the ongoing recovery from the COVID-19 pandemic, partially offset by loan growth and a qualitative factor adjustment related to expected losses resulting from severe weather-related damages. There were no changes to the reasonable and supportable forecast period, the reversion period, or any other significant methodology changes during the three or nine months ended September 30, 2021. The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended September 30, 2021
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$11,734	$450	$(787)	$789	$12,186
Paycheck Protection Program	3	(1)	—	—	2
Real Estate-Commercial	43,194	(1,809)	(72)	193	41,506
Real Estate-Construction	3,649	205	—	—	3,854
Real Estate-Residential Secured for Business Purpose	6,747	(218)	—	2	6,531
Real Estate-Residential Secured for Personal Purpose	2,620	(129)	—	—	2,491
Real Estate-Home Equity Secured for Personal Purpose	1,124	(49)	—	1	1,076
Loans to Individuals	319	76	(59)	18	354
Lease Financings	1,815	204	(34)	24	2,009
Unallocated	150	(13)	N/A	N/A	137
Total	$71,355	$(1,284)	$(952)	$1,027	$70,146
Three Months Ended September 30, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$16,736	$(2,401)	$(142)	$354	$14,547
Real Estate-Commercial	50,671	7,481	—	—	58,152
Real Estate-Construction	4,130	355	—	—	4,485
Real Estate-Residential Secured for Business Purpose	8,180	251	(88)	23	8,366
Real Estate-Residential Secured for Personal Purpose	2,669	47	—	—	2,716
Real Estate-Home Equity Secured for Personal Purpose	1,071	204	—	4	1,279
Loans to Individuals	771	(170)	(69)	17	549
Lease Financings	1,839	(149)	(149)	85	1,626
Unallocated	150	—	N/A	N/A	150
Total	$86,217	$5,618	$(448)	$483	$91,870
N/A – Not applicable

(Dollars in thousands)	Beginning balance	Adjustment to initially apply ASU No. 2016-13 for CECL	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended September 30, 2021
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$13,584	$—	$(939)	$(1,475)	$1,016	$12,186
Paycheck Protection Program	—	—	2	—	—	2
Real Estate-Commercial	52,230	—	(10,927)	(595)	798	41,506
Real Estate-Construction	3,298	—	556	—	—	3,854
Real Estate-Residential Secured for Business Purpose	7,317	—	(637)	(227)	78	6,531
Real Estate-Residential Secured for Personal Purpose	3,055	—	(564)	—	—	2,491
Real Estate-Home Equity Secured for Personal Purpose	1,176	—	(125)	—	25	1,076
Loans to Individuals	533	—	(127)	(138)	86	354
Lease Financings	1,701	—	332	(143)	119	2,009
Unallocated	150	—	(13)	N/A	N/A	137
Total	$83,044	$—	$(12,442)	$(2,578)	$2,122	$70,146
Nine Months Ended September 30, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$1,195	$(1,367)	$676	$14,547
Real Estate-Commercial	15,750	6,208	38,961	(2,802)	35	58,152
Real Estate-Construction	2,446	29	2,010	—	—	4,485
Real Estate-Residential Secured for Business Purpose	2,622	2,502	3,398	(187)	31	8,366
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	709	—	—	2,716
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	555	—	12	1,279
Loans to Individuals	470	104	116	(197)	56	549
Lease Financings	1,311	(135)	737	(513)	226	1,626
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$47,647	$(5,066)	$1,036	$91,870
N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at September 30, 2021 and 2020:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At September 30, 2021
Commercial, Financial and Agricultural	$—	$12,186	$12,186	$933	$926,082	$—	$927,015
Paycheck Protection Program	—	2	2	—	85,601	—	85,601
Real Estate-Commercial	15	41,491	41,506	28,296	2,641,520	82	2,669,898
Real Estate-Construction	—	3,854	3,854	—	260,874	—	260,874
Real Estate-Residential Secured for Business Purpose	—	6,531	6,531	2,469	409,532	—	412,001
Real Estate-Residential Secured for Personal Purpose	—	2,491	2,491	2,079	533,626	—	535,705
Real Estate-Home Equity Secured for Personal Purpose	—	1,076	1,076	721	158,308	—	159,029
Loans to Individuals	—	354	354	—	26,458	—	26,458
Lease Financings	—	2,009	2,009	—	175,464	—	175,464
Unallocated	N/A	137	137	N/A	N/A	N/A	N/A
Total	$15	$70,131	$70,146	$34,498	$5,217,465	$82	$5,252,045
At September 30, 2020
Commercial, Financial and Agricultural	$891	$13,656	$14,547	$3,809	$890,505	$—	$894,314
Paycheck Protection Program	$—	$—	$—	$—	$501,580	$—	$501,580
Real Estate-Commercial	19	58,133	58,152	20,464	2,349,006	221	2,369,691
Real Estate-Construction	—	4,485	4,485	—	233,590	—	233,590
Real Estate-Residential Secured for Business Purpose	1	8,365	8,366	2,151	376,088	—	378,239
Real Estate-Residential Secured for Personal Purpose	181	2,535	2,716	2,395	472,293	—	474,688
Real Estate-Home Equity Secured for Personal Purpose	—	1,279	1,279	948	171,500	—	172,448
Loans to Individuals	—	549	549	—	27,771	—	27,771
Lease Financings	—	1,626	1,626	—	159,535	—	159,535
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$1,092	$90,778	$91,870	$29,767	$5,181,868	$221	$5,211,856
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding troubled debt restructurings of accruing and nonaccrual loans:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	3	$200	$198	—	$—	$—
Real estate—residential secured for personal purpose	—	—	—	1	544	544
Total	3	$200	$198	1	$544	$544

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	1	$619	$619
Real estate—commercial real estate	3	200	198	—	—	—
Real estate—residential secured for personal purpose	—	—	—	1	544	544
Total	3	$200	$198	2	$1,163	$1,163

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. These loans and leases had a combined principal balance of approximately $18.1 million as of September 30, 2021, which represents approximately 0.3% of the loan portfolio, excluding PPP loans.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2021 and 2020.

	Amortization Period Extension
(Dollars in thousands)	No. of Loans	Amount
Three Months Ended September 30, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	3	$198
Total	3	$198
Three Months Ended September 30, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	1	$544
Total	1	$544
Nine Months Ended September 30, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	3	$198
Total	3	$198
Nine Months Ended September 30, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$619
Real estate—residential secured for personal purpose	1	544
Total	2	$1,163

There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the three and nine months ended September 30, 2021 or September 30, 2020.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at September 30, 2021 or December 31, 2020:

(Dollars in thousands)	At September 30, 2021	At December 31, 2020
Real estate-residential secured for personal purpose	$—	$64
Total	$—	$64

There was no foreclosed residential real estate property included in other real estate owned at September 30, 2021 or December 31, 2020.

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2021	At December 31, 2020
2021 (excluding the nine months ended September 30, 2021)	$15,484	$61,724
2022	63,076	49,970
2023	48,916	35,631
2024	33,363	20,821
2025	19,605	8,319
Thereafter	9,756	2,763
Total future minimum lease payments receivable	190,200	179,228
Plus: Unguaranteed residual	1,124	914
Plus: Initial direct costs	2,585	2,567
Less: Imputed interest	(18,445)	(17,670)
Lease financings	$175,464	$165,039

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

Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2021 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2020	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2021	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2021			At December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$5,277	$1,511	$6,788	$4,787	$2,001
Customer related intangibles	6,017	5,779	238	7,604	7,147	457
Servicing rights	25,679	18,069	7,610	22,354	15,946	6,408
Total amortized intangible assets	$38,484	$29,125	$9,359	$36,746	$27,880	$8,866
(1) Included within accumulated amortization is a valuation allowance of $18 thousand and $87 thousand on mortgage servicing rights at September 30, 2021 and December 31, 2020, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2021 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$214
2022		666
2023		409
2024		267
2025		145
Thereafter		48
Total		$1,749
The aggregate fair value of mortgage servicing rights was $10.1 million and $6.7 million at September 30, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30, 2021 and December 31, 2020.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning of period	$7,433	$6,081	$6,408	$6,626
Servicing rights capitalized	872	900	3,325	2,261
Amortization of servicing rights	(678)	(834)	(2,192)	(2,402)
Changes in valuation allowance	(17)	132	69	(206)
End of period	$7,610	$6,279	$7,610	$6,279
Loans serviced for others	$1,326,364	$1,167,316	$1,326,364	$1,167,316

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Valuation allowance, beginning of period	$(1)	$(338)	$(87)	$—
Additions	(17)	—	—	(206)
Reductions	—	132	69	—
Valuation allowance, end of period	$(18)	$(206)	$(18)	$(206)

The estimated amortization expense of servicing rights for the remainder of 2021 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$1,426
2022		1,174
2023		964
2024		790
2025		646
Thereafter		2,610
Total		$7,610

Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2021 and December 31, 2020 consisted of the following:

	At September 30, 2021		At December 31, 2020
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,861,007	—%	$1,690,663
Demand deposits	0.20	2,588,316	0.22	2,070,183
Savings deposits	0.09	994,791	0.08	918,094
Time deposits	1.12	494,040	1.30	563,775
Total	0.20%	$5,938,154	0.24%	$5,242,715
The aggregate amount of time deposits in denominations of $100 thousand or more was $253.7 million at September 30, 2021 and $296.7 million at December 31, 2020. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $122.5 million at September 30, 2021 and $161.6 million at December 31, 2020.

At September 30, 2021, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2021		$6,973
2022		68,581
2023		209,744
2024		145,565
2025		38,595
Thereafter		24,582
Total		$494,040

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$14,101	0.05%	$17,906	0.05%

Long-term debt:
FHLB advances	$95,000	1.34%	$110,000	1.42%

Subordinated notes	$98,797	5.31%	$183,515	4.96%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.4 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At September 30, 2021 and December 31, 2020, the Bank had outstanding short-term letters of credit with the FHLB totaling $937.6 million and $669.7 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.4 billion at September 30, 2021.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $31.5 million and $40.7 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2021 and December 31, 2020, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $2.4 billion and $2.2 billion of committed borrowing capacity at September 30, 2021 and December 31, 2020, respectively, of which $1.4 billion and $1.5 billion was available as of September 30, 2021 and December 31, 2020, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $400.0 million and $460.0 million at September 30, 2021 and December 31, 2020, respectively, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB mature as follows:

(Dollars in thousands)	As of September 30, 2021	Weighted Average Rate
Remainder of 2021	$—	—%
2022	—	—
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
Thereafter	—	—
Total	$95,000	1.34%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$164	$117	$36	$27
Interest cost	366	425	21	23
Expected return on plan assets	(946)	(816)	—	—
Amortization of net actuarial loss	318	300	11	7
Net periodic benefit (income) cost	$(98)	$26	$68	$57

	Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$425	$350	$107	$82
Interest cost	1,073	1,259	64	72
Expected return on plan assets	(2,739)	(2,450)	—	—
Amortization of net actuarial loss	952	882	35	19
Net periodic benefit (income) cost	$(289)	$41	$206	$173

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the consolidated statements of income.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to make contributions of $156 thousand to its non-qualified retirement plans and $94 thousand to its other postretirement benefit plans in 2021. During the nine months ended September 30, 2021, the Corporation contributed $117 thousand to its non-qualified retirement plans and $81 thousand to its other postretirement plans. During the nine months ended September 30, 2021, $2.0 million was paid to participants from the retirement plans and $81 thousand was paid to participants from the other postretirement plans.

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

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2021:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2021
Outstanding at December 31, 2020	453,785	$25.06
Forfeited	(9,500)	28.33
Exercised	(49,527)	21.07
Outstanding at September 30, 2021	394,758	25.48	5.2	$1,015
Exercisable at September 30, 2021	394,758	25.48	5.2	1,015
The following is a summary of nonvested stock options at September 30, 2021 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2020	49,771	$6.46
Vested	(49,771)	6.46
Nonvested stock options at September 30, 2021	—	—
The Corporation did not issue stock options during the nine months ended September 30, 2021 or September 30, 2020.
The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at September 30, 2021 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards and units at December 31, 2020	305,704	$21.18
Granted	155,607	27.81
Vested	(87,075)	22.71
Cancelled	(14,396)	22.88
Nonvested stock units at September 30, 2021	359,840	23.61

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020
Restricted stock units granted	155,607	179,080
Weighted average grant date fair value	$27.81	$18.62
Intrinsic value of units granted	$4,328	$3,335
Restricted stock awards and units vested	87,075	59,855
Weighted average grant date fair value	$22.71	$27.17
Intrinsic value of awards and units vested	$2,391	$1,375

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at September 30, 2021 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$5,484	2.0
	$5,484	2.0

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Stock-based compensation expense:
Stock options	$62	$274
Restricted stock awards and units	2,612	1,579
Employee stock purchase plan	72	65
Total	$2,746	$1,918
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$389	$375

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
Other comprehensive income	1,114	177	780	2,071
Balance, September 30, 2021	$(265)	$(244)	$(19,564)	$(20,073)

Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL	237	—	—	237
Other comprehensive income (loss)	1,980	(299)	712	2,393
Balance, September 30, 2020	$(1,014)	$(484)	$(17,602)	$(19,100)

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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans that were originated in 2013 with balances totaling $29.1 million at time of the hedge. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At September 30, 2021, approximately $228 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2021. At September 30, 2021, the notional amount of the interest rate swap was $14.8 million and the fair value was a liability of $309 thousand.

The Corporation has an interest rate swap with a current notional amount of $80 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At September 30, 2021, the Corporation reported 123 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $762.4 million and remaining maturities ranging from 6 months to 10 years. At September 30, 2021, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $350 thousand. At September 30, 2021, the fair value of the swaps to the customers was a net liability of $18.2 million and these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. The Corporation

pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2021
Interest rate swap - cash flow hedge	$14,828		$—	Other liabilities	$309
Total	$14,828		$—		$309
At December 31, 2020
Interest rate swap - cash flow hedge	$15,465		$—	Other liabilities	$533
Total	$15,465		$—		$533
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2021
Interest rate swap	$80		$—	Other liabilities	$2
Credit derivatives	762,420		—	Other liabilities	350
Interest rate locks with customers	55,227	Other assets	1,256		—
Forward loan sale commitments	84,320	Other assets	167		—
Total	$902,047		$1,423		$352
At December 31, 2020
Interest rate swap	$179		$—	Other liabilities	$8
Credit derivatives	643,556		—	Other liabilities	535
Interest rate locks with customers	77,246	Other assets	2,894		—
Forward loan sale commitments	112,690		—	Other liabilities	752
Total	$833,671		$2,894		$1,295

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2021	2020	2021	2020
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$77	$78	$229	$176
Total net loss		$(77)	$(78)	$(229)	$(176)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2021	2020	2021	2020
Credit derivatives	Other noninterest income	$487	$2,339	$1,866	$4,143
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(406)	1,442	(1,637)	4,496
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	434	108	919	(455)
Total net gain		$515	$3,889	$1,148	$8,184

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2021	At December 31, 2020
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(244)	$(421)
Total		$(244)	$(421)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2021.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at September 30, 2021 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $1 thousand at September 30, 2021.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, classified using the fair value hierarchy:

	At September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,333	$—	$2,333
Residential mortgage-backed securities	—	180,842	—	180,842
Collateralized mortgage obligations	—	3,708	—	3,708
Corporate bonds	—	81,265	9,625	90,890
Total available-for-sale securities	—	268,148	9,625	277,773
Equity securities:
Equity securities - financial services industry	982	—	—	982
Money market mutual funds	1,979	—	—	1,979
Total equity securities	2,961	—	—	2,961
Loans*	—	—	82	82
Loans held for sale	—	29,093	—	29,093
Interest rate locks with customers*	—	1,256	—	1,256
Forward loan sale commitments*	—	167	—	167
Total assets	$2,961	$298,664	$9,707	$311,332
Liabilities:
Interest rate swaps*	$—	$311	$—	$311
Credit derivatives*	—	—	350	350
Total liabilities	$—	$311	$350	$661
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $9.6 million of corporate bonds was comprised of one investment grade bond and the Corporation utilizes a third party to estimate fair value. The value is derived from a discounted cash flow analysis which utilizes a probability of default input. The $350 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 123 interest rate swaps with a current notional amount of $762.4 million. The September 30, 2021 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

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
The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	Increase (decrease) in value	Balance at September 30, 2021
Corporate bonds	$9,600	$—	$—	$25	$9,625
Loans	187	—	(100)	(5)	82
Credit derivatives	(535)	(1,681)	—	1,866	(350)
Net total	$9,252	$(1,681)	$(100)	$1,886	$9,357

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Additions	Payments received	Increase (decrease) in value	Balance at September 30, 2020
Corporate bonds	$—	$—	$—	$—	$—
Loans	317	—	(91)	(5)	221
Credit derivatives	(176)	(4,683)	—	4,143	(716)
Net total	$141	$(4,683)	$(91)	$4,138	$(495)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2021
Girard Partners	$55	$—	$58	$3	$—
Total contingent consideration liability	$55	$—	$58	$3	$—

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2020
Girard Partners	$160	$—	$91	$14	$83
Total contingent consideration liability	$160	$—	$91	$14	$83

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020:

	At September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$34,483	$34,483
Other real estate owned	—	—	279	279
Total	$—	$—	$34,762	$34,762

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$30,900	$30,900
Other real estate owned	—	—	7,355	7,355
Total	$—	$—	$38,255	$38,255

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2021 and December 31, 2020. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$902,357	$—	$—	$902,357	$902,357
Held-to-maturity securities	—	115,661	—	115,661	112,643
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,679
Net loans and leases held for investment	—	—	5,223,709	5,223,709	5,147,334
Servicing rights	—	—	10,336	10,336	7,610
Total assets	$902,357	$115,661	$5,234,045	$6,252,063	$6,198,623
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,444,114	$—	$—	$5,444,114	$5,444,114
Time deposits	—	500,192	—	500,192	494,040
Total deposits	5,444,114	500,192	—	5,944,306	5,938,154
Short-term borrowings	—	14,101	—	14,101	14,101
Long-term debt	—	96,762	—	96,762	95,000
Subordinated notes	—	105,500	—	105,500	98,797
Total liabilities	$5,444,114	$716,555	$—	$6,160,669	$6,146,052

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$219,858	$—	$—	$219,858	$219,858
Held-to-maturity securities	—	156,325	—	156,325	151,257
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,183
Net loans and leases held for investment	—	—	5,338,782	5,338,782	5,192,710
Servicing rights	—	—	6,783	6,783	6,408
Total assets	$219,858	$156,325	$5,345,565	$5,721,748	$5,598,416
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,678,940	$—	$—	$4,678,940	$4,678,940
Time deposits	—	574,018	—	574,018	563,775
Total deposits	4,678,940	574,018	—	5,252,958	5,242,715
Short-term borrowings	—	17,906	—	17,906	17,906
Long-term debt	—	112,968	—	112,968	110,000
Subordinated notes	—	190,045	—	190,045	183,515
Total liabilities	$4,678,940	$894,937	$—	$5,573,877	$5,554,136

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2021, individually analyzed loans held for investment had a carrying amount of $34.5 million with a valuation allowance of $15 thousand. At December 31, 2020, individually analyzed loans held for investment had a carrying amount of $31.5 million with a valuation allowance of $585 thousand. The Corporation had no individually analyzed leases at September 30, 2021 or December 31, 2020.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2021, servicing rights had a net carrying amount of $7.6 million, which included a valuation allowance of $18 thousand. At December 31, 2020, servicing rights had a net carrying amount of $6.5 million, which included a valuation allowance of $87 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2021, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. During the nine months ended September 30, 2021, three commercial real estate properties were transferred to OREO with a carrying balance of $126 thousand. At September 30, 2021 and December 31, 2020, OREO had a carrying amount of $279 thousand and $7.4 million, respectively. During the nine months ended September 30, 2021, a commercial real estate property with a carrying value of $7.1 million was sold. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 13. Segment Reporting

At September 30, 2021, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2021	At December 31, 2020	At September 30, 2020
Banking	$6,868,525	$6,234,336	$6,277,894
Wealth Management	51,280	48,646	47,550
Insurance	38,118	35,906	35,168
Other	21,929	17,608	22,219
Consolidated assets	$6,979,852	$6,336,496	$6,382,831

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$53,562	$—	$—	$9	$53,571
Interest expense	3,556	—	—	1,328	4,884
Net interest income (expense)	50,006	—	—	(1,319)	48,687
Reversal of provision for credit losses	(182)	—	—	—	(182)
Noninterest income	9,548	6,963	3,988	53	20,552
Noninterest expense	34,378	4,922	3,232	716	43,248
Intersegment (revenue) expense*	(323)	164	159	—	—
Income (expense) before income taxes	25,681	1,877	597	(1,982)	26,173
Income tax expense (benefit)	5,196	391	123	(448)	5,262
Net income (loss)	$20,485	$1,486	$474	$(1,534)	$20,911
Net capital expenditures	$431	$4	$5	$15	$455

	Three Months Ended
	September 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$50,603	$1	$—	$8	$50,612
Interest expense	4,867	—	—	1,891	6,758
Net interest income	45,736	1	—	(1,883)	43,854
Provision for credit losses	3,935	—	—	—	3,935
Noninterest income	11,919	5,963	3,924	(1)	21,805
Noninterest Expense	31,304	3,845	2,974	404	38,527
Intersegment (revenue) expense*	(296)	168	128	—	—
Income (loss) before income taxes	22,712	1,951	822	(2,288)	23,197
Income tax (benefit) expense	4,367	396	171	144	5,078
Net income (loss)	$18,345	$1,555	$651	$(2,432)	$18,119
Net capital expenditures	$646	$15	$14	$8	$683

	Nine Months Ended
	September 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$157,443	$1	$—	$25	$157,469
Interest expense	10,789	—	—	5,822	16,611
Net interest income (expense)	146,654	1	—	(5,797)	140,858
Reversal of provision for credit losses	(11,524)	—	—	—	(11,524)
Noninterest income	30,211	20,492	13,083	246	64,032
Noninterest expense	97,977	13,499	9,686	2,912	124,074
Intersegment (revenue) expense*	(969)	492	477	—	—
Income (expense) before income taxes	91,381	6,502	2,920	(8,463)	92,340
Income tax expense (benefit)	18,373	1,347	613	(2,382)	17,951
Net income (loss)	$73,008	$5,155	$2,307	$(6,081)	$74,389
Net capital expenditures	$3,121	$16	$18	$86	$3,241

	Nine Months Ended
	September 30, 2020
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$152,578	$8	$—	$25	$152,611
Interest expense	18,399	—	—	4,372	22,771
Net interest income	134,179	8	—	(4,347)	129,840
Provision for credit losses	49,515	—	—	—	49,515
Noninterest income	27,755	17,654	13,020	(240)	58,189
Noninterest expense	91,097	11,752	9,095	1,320	113,264
Intersegment (revenue) expense*	(852)	466	386	—	—
(Loss) income before income taxes	22,174	5,444	3,539	(5,907)	25,250
Income tax (benefit) expense	2,944	1,109	749	(594)	4,208
Net income (loss)	$19,230	$4,335	$2,790	$(5,313)	$21,042
Net capital expenditures	$2,291	$21	$23	$28	$2,363
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

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe" "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below:

•Operating, legal and regulatory risks;
•Economic, political and competitive forces;
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
•Economic assumptions utilized to calculate the allowance for credit losses;
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

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the continued reopening of businesses will result in a meaningful increase in economic activity. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are also subject to the following risks, uncertainties and assumptions:

•Demand for our products and services may decline;
•If the economy is unable to remain open, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;
•Collateral for loans, especially real estate, may decline in value;
•Our allowance for credit losses may have to be increased if economic conditions worsen or if borrowers experience financial difficulties;
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
•FDIC premiums may increase if the agency experiences additional resolution costs; and
•Litigation, regulatory enforcement risk and reputation risk regarding our participation in the Paycheck Protection Program and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net income	$20,911	$18,119	$2,792	15.4%	$74,389	$21,042	$53,347	253.5%
Net income per share:
Basic	$0.71	$0.62	$0.09	14.5	$2.53	$0.72	$1.81	251.4
Diluted	0.71	0.62	0.09	14.5	2.52	0.72	1.80	250.0
Return on average assets	1.24%	1.15%	9 BP	7.8	1.53%	0.48%	105 BP	218.8
Return on average equity	11.12%	10.89%	23 BP	2.1	13.72%	4.22%	950 BP	225.5
The Corporation reported net income of $20.9 million, or $0.71 diluted earnings per share, for the three months ended September 30, 2021, compared to net income of $18.1 million, or $0.62 diluted earnings per share, for the three months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was $74.4 million, or $2.52 diluted earnings per share, compared to net income of $21.0 million, or $0.72 diluted earnings per share, for the nine months ended September 30, 2020.

As of September 30, 2021, $85.6 million in PPP loan originations remained outstanding. During the third quarter of 2021, we recorded income of $4.2 million within net interest income related to these loans, of which $3.7 million was the result of recognition of associated net deferred loan fees upon forgiveness and pay downs of PPP loans totaling $171.4 million. During the nine months ended September 30, 2021, we recorded income of $13.5 million within net interest income related to these loans, of which $8.6 million was the result of recognition of associated net deferred loan fees upon forgiveness and pay downs of PPP loans totaling $575.3 million. As of September 30, 2021, the Corporation had $2.4 million of net deferred fees on the balance sheet related to PPP loans, which represented approximately 13.2% of the initial deferred fee amount.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2021 and 2020. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and nine months ended September 30, 2021 versus 2020

Net interest income on a tax-equivalent basis for the three months ended September 30, 2021 was $49.2 million, an increase of $4.8 million, or 10.7%, compared to $44.5 million for the three months ended September 30, 2020. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2021 was $142.5 million, an increase of $10.7 million, or 8.1%, compared to the same period in 2020. The increase in tax-equivalent net interest income for the three months ended September 30, 2021 compared to the comparable period in the prior year was primarily due to an increase in PPP loan income of $1.4 million, a $1.9 million decrease in the cost of interest-bearing liabilities and growth in loans partially offset by a decrease in loan, excluding PPP, and investment yields. The increase in tax-equivalent net interest income for the nine months ended September 30, 2021 compared to the comparable period in the prior year was primarily due to an increase in PPP loan income of $8.5 million, a $6.2 million decrease in the cost of interest-bearing liabilities and growth in loans partially offset by a decrease in loans and investment yields.

The net interest margin, on a tax-equivalent basis, was 3.11% and 3.13% for the three and nine months ended September 30, 2021, respectively, compared to 3.02% and 3.21% for the three and nine months ended September 30, 2020, respectively. Excess liquidity reduced the net interest margin by approximately 27 and 16 basis points for the three and nine months ended September 30, 2021, respectively, compared to 18 and 14 basis points for the three and nine months ended September 30, 2020, respectively. This excess liquidity was primarily driven by strong growth of deposit balances since the beginning of the COVID-19 pandemic, primarily due to the various pandemic-related stimulus initiatives. PPP loans had a favorable impact on net interest margin of 20 and 12 basis points for the three and nine months ended September 30, 2021, respectively, compared to an unfavorable impact of ten and seven basis points for the three and nine months ended September 30, 2020, respectively. As PPP loans are forgiven, the associated deferred fees are recognized in earnings, which occurred with greater frequency in 2021 as compared to 2020. Excluding the impact of excess liquidity and PPP loans, the net interest margin, on a tax-equivalent basis, was 3.18% and 3.17% for the three and nine months ended September 30, 2021, respectively, compared to 3.30% and 3.42% for the three and nine months ended September 30, 2020, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$530,191	$189	0.14%	$368,181	$100	0.11%
U.S. government obligations	6,999	36	2.04	6,998	36	2.05
Obligations of states and political subdivisions	2,992	24	3.18	18,004	167	3.69
Other debt and equity securities	385,289	1,516	1.56	360,219	1,610	1.78
Federal Home Loan Bank, Federal Reserve Bank and other stock	26,713	334	4.96	28,651	419	5.82
Total interest-earning deposits, investments and other interest-earning assets	952,184	2,099	0.87	782,053	2,332	1.19
Commercial, financial and agricultural loans	880,986	7,412	3.34	807,376	7,330	3.61
Paycheck Protection Program loans	162,611	4,162	10.15	500,549	2,811	2.23
Real estate—commercial and construction loans	2,784,398	25,634	3.65	2,358,971	23,547	3.97
Real estate—residential loans	1,100,799	10,171	3.67	1,009,407	10,380	4.09
Loans to individuals	26,048	253	3.85	28,663	309	4.29
Municipal loans and leases	247,603	2,504	4.01	267,364	2,839	4.22
Lease financings	117,966	1,856	6.24	97,707	1,662	6.77
Gross loans and leases	5,320,411	51,992	3.88	5,070,037	48,878	3.84
Total interest-earning assets	6,272,595	54,091	3.42	5,852,090	51,210	3.48
Cash and due from banks	59,642			56,715
Allowance for credit losses, loans and leases	(72,606)			(87,046)
Premises and equipment, net	55,685			55,755
Operating lease right-of-use assets	31,998			33,875
Other assets	350,863			354,216
Total assets	$6,698,177			$6,265,605
Liabilities:
Interest-bearing checking deposits	$857,098	$537	0.25	$725,580	$468	0.26
Money market savings	1,382,832	922	0.26	1,116,628	897	0.32
Regular savings	998,568	281	0.11	901,716	449	0.20
Time deposits	496,702	1,490	1.19	525,656	2,214	1.68
Total time and interest-bearing deposits	3,735,200	3,230	0.34	3,269,580	4,028	0.49
Short-term borrowings	15,116	2	0.05	130,359	97	0.30
Long-term debt	95,000	324	1.35	208,776	742	1.41
Subordinated notes	98,754	1,328	5.34	155,945	1,891	4.82
Total borrowings	208,870	1,654	3.14	495,080	2,730	2.19
Total interest-bearing liabilities	3,944,070	4,884	0.49	3,764,660	6,758	0.71
Noninterest-bearing deposits	1,931,525			1,760,818
Operating lease liabilities	35,094			37,170
Accrued expenses and other liabilities	41,303			41,010
Total liabilities	5,951,992			5,603,658
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	297,482			296,272
Retained earnings and other equity	290,919			207,891
Total shareholders’ equity	746,185			661,947
Total liabilities and shareholders’ equity	$6,698,177			$6,265,605
Net interest income		$49,207			$44,452
Net interest spread			2.93			2.77
Effect of net interest-free funding sources			0.18			0.25
Net interest margin			3.11%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	159.04%			155.45%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2021 and 2020 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$328,768	$291	0.12%	$267,023	$492	0.25%
U.S. government obligations	6,999	107	2.04	7,176	109	2.03
Obligations of states and political subdivisions	6,838	187	3.66	26,019	696	3.57
Other debt and equity securities	371,355	4,147	1.49	379,729	6,460	2.27
Federal Home Loan Bank, Federal Reserve Bank and other stock	26,319	1,042	5.29	29,689	1,308	5.88
Total interest-earning deposits, investments and other interest-earning assets	740,279	5,774	1.04	709,636	9,065	1.71
Commercial, financial and agricultural loans	830,248	21,120	3.40	815,178	23,291	3.82
Paycheck Protection Program loans	358,231	13,464	5.03	291,173	4,939	2.27
Real estate—commercial and construction loans	2,703,100	75,023	3.71	2,244,143	70,574	4.20
Real estate—residential loans	1,067,855	29,880	3.74	1,001,904	31,702	4.23
Loans to individuals	25,925	769	3.97	29,251	1,043	4.76
Municipal loans and leases	248,191	7,632	4.11	291,845	9,081	4.16
Lease financings	111,569	5,412	6.49	92,780	4,808	6.92
Gross loans and leases	5,345,119	153,300	3.83	4,766,274	145,438	4.08
Total interest-earning assets	6,085,398	159,074	3.49	5,475,910	154,503	3.77
Cash and due from banks	55,983			51,544
Allowance for credit losses, loans and leases	(76,265)			(66,977)
Premises and equipment, net	55,803			55,967
Operating lease right-of-use assets	33,334			34,278
Other assets	355,323			342,196
Total assets	$6,509,576			$5,892,918
Liabilities:
Interest-bearing checking deposits	$820,800	$1,514	0.25	$642,935	$1,636	0.34
Money market savings	1,282,470	2,606	0.27	1,079,279	4,653	0.58
Regular savings	979,013	861	0.12	863,772	1,716	0.27
Time deposits	502,414	4,808	1.28	568,517	7,801	1.83
Total time and interest-bearing deposits	3,584,697	9,789	0.37	3,154,503	15,806	0.67
Short-term borrowings	17,363	7	0.05	110,689	325	0.39
Long-term debt	97,088	993	1.37	196,053	2,268	1.55
Subordinated notes	151,060	5,822	5.15	115,376	4,372	5.06
Total borrowings	265,511	6,822	3.44	422,118	6,965	2.20
Total interest-bearing liabilities	3,850,208	16,611	0.58	3,576,621	22,771	0.85
Noninterest-bearing deposits	1,854,648			1,571,629
Operating lease liabilities	36,636			37,538
Accrued expenses and other liabilities	43,023			41,691
Total liabilities	5,784,515			5,227,479
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	296,744			295,759
Retained earnings and other equity	270,533			211,896
Total shareholders’ equity	725,061			665,439
Total liabilities and shareholders’ equity	$6,509,576			$5,892,918
Net interest income		$142,463			$131,732
Net interest spread			2.91			2.92
Effect of net interest-free funding sources			0.22			0.29
Net interest margin			3.13%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities	158.05%			153.10%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2021 and 2020 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2021 Versus 2020			September 30, 2021 Versus 2020
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$55	$34	$89	$98	$(299)	$(201)
U.S. government obligations	—	—	—	(3)	1	(2)
Obligations of states and political subdivisions	(123)	(20)	(143)	(526)	17	(509)
Other debt and equity securities	109	(203)	(94)	(139)	(2,174)	(2,313)
Federal Home Loan Bank, Federal Reserve Bank and other stock	(26)	(59)	(85)	(141)	(125)	(266)
Interest on deposits, investments and other earning assets	15	(248)	(233)	(711)	(2,580)	(3,291)
Commercial, financial and agricultural loans	648	(566)	82	425	(2,596)	(2,171)
Paycheck Protection Program loans	(2,974)	4,325	1,351	1,357	7,168	8,525
Real estate—commercial and construction loans	4,068	(1,981)	2,087	13,312	(8,863)	4,449
Real estate—residential loans	902	(1,111)	(209)	2,002	(3,824)	(1,822)
Loans to individuals	(26)	(30)	(56)	(111)	(163)	(274)
Municipal loans and leases	(200)	(135)	(335)	(1,341)	(108)	(1,449)
Lease financings	330	(136)	194	919	(315)	604
Interest and fees on loans and leases	2,748	366	3,114	16,563	(8,701)	7,862
Total interest income	2,763	118	2,881	15,852	(11,281)	4,571
Interest expense:
Interest-bearing checking deposits	87	(18)	69	380	(502)	(122)
Money market savings	203	(178)	25	771	(2,818)	(2,047)
Regular savings	46	(214)	(168)	210	(1,065)	(855)
Time deposits	(116)	(608)	(724)	(834)	(2,159)	(2,993)
Total time and interest-bearing deposits	220	(1,018)	(798)	527	(6,544)	(6,017)
Short-term borrowings	(49)	(46)	(95)	(156)	(162)	(318)
Long-term debt	(388)	(30)	(418)	(1,036)	(239)	(1,275)
Subordinated notes	(751)	188	(563)	1,371	79	1,450
Interest on borrowings	(1,188)	112	(1,076)	179	(322)	(143)
Total interest expense	(968)	(906)	(1,874)	706	(6,866)	(6,160)
Net interest income	$3,731	$1,024	$4,755	$15,146	$(4,415)	$10,731

Provision for Credit Losses

The reversal of the provision for credit losses for the three months ended September 30, 2021 was $182 thousand, of which $2.9 million (after-tax benefit of $2.3 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by an increase in reserves for loan, unfunded commitments and investment securities. The provision for credit losses for the three months ended September 30, 2020 was $3.9 million, of which $5.6 million was related to loans and leases, $163 thousand was a reversal of provision related to investment securities and $1.5 million was a reversal of provision related to unfunded commitments. Included within the $3.9 million in provision for credit losses was $280 thousand (after-tax charge of $221 thousand), which was attributable to changes in economic-related assumptions within the Corporation's CECL model, which were predominately driven by COVID-19.

The reversal of the provision for credit losses for the nine months ended September 30, 2021 was $11.5 million, of which $18.7 million (after-tax benefit of $14.8 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by an increase in reserves for loans, unfunded commitments and investment securities. The provision for credit losses for the nine months ended September 30, 2020 was $49.5 million, of which $40.5 million (after-tax charge of $32.0 million) was attributable to economic-related assumptions within the Corporation's CECL model.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Trust fee income	2,126	$1,915	$211	11.0%	$6,317	$5,729	$588	10.3%
Service charges on deposit accounts	1,422	1,187	235	19.8	4,018	3,474	544	15.7
Investment advisory commission and fee income	4,796	4,005	791	19.8	14,051	11,800	2,251	19.1
Insurance commission and fee income	3,837	3,776	61	1.6	12,631	12,575	56	0.4
Other service fee income	2,576	2,093	483	23.1	7,516	5,451	2,065	37.9
Bank owned life insurance income	925	741	184	24.8	3,262	2,207	1,055	47.8
Net gain on sales of investment securities	21	57	(36)	(63.2)	140	817	(677)	(82.9)
Net gain on mortgage banking activities	3,224	5,860	(2,636)	(45.0)	12,623	12,119	504	4.2
Other income	1,625	2,171	(546)	(25.1)	3,474	4,017	(543)	(13.5)
Total noninterest income	$20,552	$21,805	$(1,253)	(5.7%)	$64,032	$58,189	$5,843	10.0%
Three and nine months ended September 30, 2021 versus 2020

Noninterest income for the three months ended September 30, 2021 was $20.6 million, a decrease of $1.3 million, or 5.7%, from the three months ended September 30, 2020. Noninterest income for the nine months ended September 30, 2021 was $64.0 million, an increase of $5.8 million, or 10.0%, from the nine months ended September 30, 2020.

The net gain on mortgage banking activities decreased $2.6 million, or 45.0%, for the three months ended September 30, 2021 but increased $504 thousand, or 4.2%, for the nine months ended September 30, 2021 from the comparable periods in the prior year. The decrease for the three months ended September 30, 2021 was primarily due to a decrease in volume and a contraction of margins. Investment advisory commission and fee income increased $791 thousand, or 19.8%, for the three months ended September 30, 2021 and $2.3 million, or 19.1%, for the nine months ended September 30, 2021 from the comparable periods in the prior year, due to increased assets under management driven by favorable market conditions and new customer relationships. BOLI income increased $184 thousand, or 24.8%, for the three months ended September 30, 2021 and $1.1 million, or 47.8%, for the nine months ended September 30, 2021 from the comparable periods in the prior year, primarily due to tax-free proceeds from BOLI death benefit claims of $893 thousand and $196 thousand received in the second and third quarter of 2021, respectively.

Other service fee income increased $483 thousand, or 23.1%, for the three months ended September 30, 2021 and $2.1 million, or 37.9%, for the nine months ended September 30, 2021 from the comparable periods in the prior year. Interchange fee income increased $290 thousand for the three months ended September 30, 2021 and $962 thousand for the nine months ended September 30, 2021 from the comparable periods in the prior year, due to increased customer activity. Mortgage servicing fees increased $163 thousand for the three months ended September 30, 2021 and $855 thousand for the nine months ended September 30, 2021 from the comparable periods in the prior year, driven by an increase in retained servicing associated with elevated mortgage volume over the past eighteen months.

Other income decreased $546 thousand, or 25.1%, for the three months ended September 30, 2021 and $543 thousand, or 13.5%, for the nine months ended September 30, 2021 from the comparable periods in the prior year. Fees on risk participation agreements for interest rate swaps decreased $1.9 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, from the comparable periods in the prior year driven by a decrease in customer demand. Gain on the sale of SBA loans increased $897 thousand and $922 thousand for the three and nine months ended September 30, 2021, respectively, from the comparable periods in the prior year. This increase was reflective of the Corporation's commitment to delivering comprehensive financial solutions to small businesses and the expansion of the SBA lending team during the first half of 2021. Net gains or losses related to valuations and sales of other real estate owned increased $297 thousand for the three and nine months ended September 30, 2021 from the comparable periods in the prior year, primarily due to a $300 thousand valuation adjustment on other real estate owned during the third quarter of 2020. Other income increased $456 thousand for the nine months ended September 30, 2021 primarily driven by a gain on the value of equity securities measured at fair value of $164 thousand compared to a loss of $321 thousand for the nine months ended September 30, 2020.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries, benefits and commissions	26,641	24,059	$2,582	10.7%	$76,817	$69,595	$7,222	10.4%
Net occupancy	2,525	2,609	(84)	(3.2)	7,920	7,661	259	3.4
Equipment	1,000	972	28	2.9	2,914	2,890	24	0.8
Data processing	3,274	2,862	412	14.4	9,388	8,372	1,016	12.1
Professional fees	2,174	1,321	853	64.6	5,937	3,902	2,035	52.2
Marketing and advertising	539	463	76	16.4	1,380	1,400	(20)	(1.4)
Deposit insurance premiums	765	707	58	8.2	2,014	1,826	188	10.3
Intangible expenses	214	283	(69)	(24.4)	712	934	(222)	(23.8)
Other expense	6,116	5,251	865	16.5	16,992	16,684	308	1.8
Total noninterest expense	$43,248	$38,527	$4,721	12.3%	$124,074	$113,264	$10,810	9.5%
Three and nine months ended September 30, 2021 versus 2020

Noninterest expense for the three months ended September 30, 2021 was $43.2 million, an increase of $4.7 million, or 12.3%, from the three months ended September 30, 2020. Noninterest expense for the nine months ended September 30, 2021 was $124.1 million, an increase of $10.8 million, or 9.5%, from the nine months ended September 30, 2020.

Salaries, benefits and commissions increased $2.6 million, or 10.7%, for the three months ended September 30, 2021 and $7.2 million, or 10.4%, for the nine months ended September 30, 2021 from the comparable periods in the prior year. These increases reflect our continued investment in revenue producing staff across all business lines and annual merit increases. Additionally, variable incentive compensation expenses increased $829 thousand and $2.6 million for the three and nine months ended September 30, 2021, respectively, from the comparable periods in the prior year, due to increased profitability.

Professional fees increased $853 thousand, or 64.6%, for the three months ended September 30, 2021 and $2.0 million, or 52.2%, for the nine months ended September 30, 2021 from the comparable periods in the prior year, primarily attributable to increased consultant fees in support of our Diversity, Equity and Inclusion program, training initiatives and treasury management product enhancements. Data processing expenses increased $412 thousand, or 14.4%, for the three months ended September 30, 2021 and $1.0 million, or 12.1%, for the nine months ended September 30, 2021 from the comparable periods in the prior year, primarily due to continued investments in our end-to-end loan origination solution for loans below $1.0 million, customer relationship management software, internal infrastructure improvements and outsourced data processing solutions.
Other expense increased $865 thousand, or 16.5%, for the three months ended September 30, 2021 from the comparable period in the prior year, due to increases in professional liability insurance, bank shares tax expense, interchange fee expense and travel and entertainment expenses, which are beginning to normalize as the markets we operate in continue to remain open.

Tax Provision

The Corporation recognized a tax expense of $5.3 million and $5.1 million for the three months ended September 30, 2021 and 2020 resulting in an effective rate of 20.1% and 21.9%, respectively. The Corporation recognized a tax expense of $18.0 million and $4.2 million for the nine months ended September 30, 2021 and 2020 resulting in an effective rate of 19.4% and 16.7%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 reflects the level of pre-tax income and the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective income tax rate for the nine months ended September 30, 2021 was favorably impacted by discrete tax benefits and proceeds from BOLI death benefits.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At September 30, 2021	At December 31, 2020	Change
(Dollars in thousands)			Amount	Percent
Cash and cash equivalents	$902,357	$219,858	$682,499	310.4%
Investment securities, net of allowance for credit losses	393,377	373,176	20,201	5.4
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,679	28,183	496	1.8
Loans held for sale	29,093	37,039	(7,946)	(21.5)
Loans and leases held for investment	5,252,045	5,306,841	(54,796)	(1.0)
Allowance for credit losses, loans and leases	(70,146)	(83,044)	12,898	15.5
Premises and equipment, net	55,354	55,636	(282)	(0.5)
Operating lease right-of-use assets	31,570	34,325	(2,755)	(8.0)
Goodwill and other intangibles, net	181,918	181,425	493	0.3
Bank owned life insurance	117,981	117,718	263	0.2
Accrued interest receivable and other assets	57,624	65,339	(7,715)	(11.8)
Total assets	$6,979,852	$6,336,496	$643,356	10.2%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $682.5 million, or 310.4%, from December 31, 2020, primarily due to increased interest earning deposits at the Federal Reserve Bank of $675.2 million, which stems from excess cash on hand due to deposit growth.

Investment Securities

Total investment securities at September 30, 2021 increased $20.2 million, or 5.4%, from December 31, 2020. Purchases of $122.8 million, increases in the fair value of available-for-sale investment securities of $1.4 million and a reversal of provision for credit losses of $54 thousand were partially offset by maturities and pay-downs of $81.1 million, calls of $11.1 million, sales of $10.0 million and net amortization of purchased premiums and discounts of $2.2 million.

Loans and Leases

Gross loans and leases held for investment decreased $54.8 million, or 1.0%, from December 31, 2020. Gross loans and leases held for investment, excluding PPP loans, at September 30, 2021 increased $343.4 million or 7.1% from December 31, 2020. The growth in gross loans and leases held for investment, excluding PPP loans, was primarily due to increases in commercial, construction, commercial real estate, and residential mortgage loans.

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

Nonperforming assets were $37.1 million at September 30, 2021 and $40.5 million at December 31, 2020. At September 30, 2021 nonaccrual loans and leases and accruing troubled debt restructured loans were $34.6 million and had a related allowance for credit losses on loans and leases of $15 thousand. At December 31, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $31.7 million and had a related allowance for credit losses on loans and leases of $585 thousand. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows.

Net loan and lease recoveries for the three months ended September 30, 2021 were $75 thousand compared to $35 thousand for the same period in the prior year. Net loan and lease charge-offs for the nine months ended September 30, 2021 were $456 thousand compared to $4.0 million for the same period in the prior year. The nine months ended September 30, 2020 included a $2.7 million charge-off related to a commercial real estate loan.

Other real estate owned was $279 thousand and $7.4 million at September 30, 2021 and December 31, 2020, respectively. The decrease of $7.1 million was related to the sale of a commercial real estate property in the second quarter of 2021 which was transferred to other real estate owned in the second quarter of 2020.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At September 30, 2021	At December 31, 2020
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$933	$2,827
Real estate—commercial	28,296	22,739
Real estate—residential	5,269	5,919
Lease financings	30	207
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	34,528	31,692
Accruing troubled debt restructured loans and lease modifications not included in the above	51	53
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	2,000	50
Real estate—commercial	—	945
Loans to individuals	58	185
Lease financings	146	212
Total accruing loans and leases, 90 days or more past due	2,204	1,392
Total nonperforming loans and leases	36,783	33,137
Other real estate owned	279	7,355
Total nonperforming assets	$37,062	$40,492
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.66%	0.60%
Nonperforming loans and leases / loans and leases held for investment	0.70%	0.62%
Nonperforming assets / total assets	0.53%	0.64%

Allowance for credit losses, loans and leases	$70,146	$83,044
Allowance for credit losses, loans and leases / loans and leases held for investment	1.34%	1.56%
Allowance for credit losses, loans and leases / nonaccrual loans and leases held for investment	203.16%	262.03%
Allowance for credit losses, loans and leases / nonperforming loans and leases held for investment	190.70%	250.61%

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,418	$14,069

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2021	At December 31, 2020
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$34,528	$31,692
Nonaccrual loans and leases with partial charge-offs	3,118	4,227
Life-to-date partial charge-offs on nonaccrual loans and leases	2,269	2,377
Specific reserves on individually analyzed loans	15	585
The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. As of September 30, 2021, there were approximately 14 loan and lease modifications outstanding with principal balances totaling $18.1 million. As of December 31, 2020, there were approximately 72 loan modifications outstanding with principal balances totaling $68.0 million.

Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of September 30, 2021:

(Dollars in thousands)	As of September 30, 2021
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
CRE - Retail	$365,379	8.6%	$—	—%
Animal Production	291,723	6.8	—	—
CRE - 1-4 Family Residential Investment	255,116	6.0	—	—
CRE - Office	240,011	5.6	—	—
CRE - Multi-family	206,667	4.8	—	—
CRE - Industrial / Warehouse	180,421	4.2	—	—
Nursing and Residential Care Facilities	171,482	4.0	—	—
Hotels & Motels (Accommodation)	170,042	4.0	10,613	6.2%
Education	156,395	3.7	—	—
Specialty Trade Contractors	122,222	2.9	—	—
CRE - Mixed-Use - Residential	120,873	2.8	—	—
CRE - Medical Office	103,553	2.4	—	—
Real Estate Lenders, Secondary Market Financing	98,983	2.3	—	—
Homebuilding (tract developers, remodelers)	92,782	2.2	—	—
Merchant Wholesalers, Durable Goods	87,849	2.1	—	—
Crop Production	75,439	1.8	—	—
Private Equity & Special Purpose Entities	74,026	1.7	—	—
Rental and Leasing Services	70,499	1.7	—	—
Motor Vehicle and Parts Dealers	66,880	1.6	—	—
Food Manufacturing	65,857	1.5	—	—
Wood Product Manufacturing	64,403	1.5	—	—
Fabricated Metal Product Manufacturing	60,991	1.4	—	—
Merchant Wholesalers, Nondurable Goods	60,276	1.4	—	—
Food Services and Drinking Places	57,794	1.3	—	—
Administrative and Support Services	53,430	1.3	104	0.2
Miniwarehouse/Self-Storage	52,815	1.2	—	—
Industries with >$50 million in outstandings	$3,365,908	78.8%	$10,717	0.3%
Industries with <$50 million in outstandings	$903,880	21.2%	$6,878	0.8%
Total Commercial Loans	$4,269,788	100.0%	$17,595	0.4%

Consumer Loans and Lease Financings	Total Outstanding Balance		$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
Real Estate-Residential Secured for Personal Purpose	$535,705		$337	0.1%
Real Estate-Home Equity Secured for Personal Purpose	159,029		—	—
Loans to Individuals	26,458		15	0.1
Lease Financings	175,464		107	0.1
Total Consumer Loans and Lease Financings	$896,656		$459	0.1%

Total	$5,166,444		$18,054	0.3%
(1) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs as of September 30, 2021.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $892 thousand and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. The amortization of intangible assets was $2.9 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2021 and December 31, 2020.

The Corporation also has goodwill with a net carrying value of $172.6 million at September 30, 2021 and December 31, 2020, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2021 and 2020. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2021	At December 31, 2020	Change
			Amount	Percent
Deposits	$5,938,154	$5,242,715	$695,439	13.3%
Short-term borrowings	14,101	17,906	(3,805)	(21.2)
Long-term debt	95,000	110,000	(15,000)	(13.6)
Subordinated notes	98,797	183,515	(84,718)	(46.2)
Operating lease liabilities	34,641	37,690	(3,049)	(8.1)
Accrued interest payable and other liabilities	43,136	52,198	(9,062)	(17.4)
Total liabilities	$6,223,829	$5,644,024	$579,805	10.3%

Deposits

Total deposits increased $695.4 million, or 13.3%, from December 31, 2020, primarily due to increases in commercial, consumer and public funds deposits offset by a decrease in brokered deposits.

Borrowings

Total borrowings decreased $103.5 million, or 33.2%, from December 31, 2020, due to decreases in short-term borrowings of $3.8 million, a decrease in long-term debt of $15.0 million, primarily due to maturities of FHLB advances, and a decrease in subordinated notes of $84.7 million, primarily due to a $85.0 million redemption of the previously issued 2016 and 2015 subordinated notes during the year.
Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2021	At December 31, 2020	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	298,033	296,186	1,847	0.6
Retained earnings	363,607	306,899	56,708	18.5
Accumulated other comprehensive loss	(20,073)	(22,144)	2,071	(9.4)
Treasury stock	(43,328)	(46,253)	2,925	(6.3)
Total shareholders’ equity	$756,023	$692,472	$63,551	9.2%

Total shareholders' equity increased $63.6 million, or 9.2%, from December 31, 2020. Retained earnings at September 30, 2021 increased by $56.7 million primarily due to net income of $74.4 million offset by $17.6 million of cash dividends paid for the nine months ended September 30, 2021. Treasury stock decreased $2.9 million from December 31, 2020 primarily due to stock issued under dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity. Accumulated other comprehensive loss decreased by $2.1 million, primarily attributable to increases in the fair value of available-for-sale investment securities of $1.1 million, net of tax.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $25.7 million and $22.7 million for the three months ended September 30, 2021 and 2020, respectively, and pre-tax income of $91.4 million and $22.2 million for the nine months ended September 30, 2021 and 2020, respectively. See the section of this MD&A under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $1.9 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively and $6.5 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively. Noninterest income was $7.0 million and $6.0 million for the three months ended September 30, 2021 and 2020, respectively, and $20.5 million and $17.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in pre-tax income and noninterest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to increased assets under management and supervision driven by favorable market conditions and new customer relationships. Assets under management and supervision were $4.6 billion as of September 30, 2021, $4.5 billion as of June 30, 2021, $4.1 billion as of December 31, 2020, $3.8 billion as of September 30, 2020 and $3.6 billion as of June 30, 2020.

The Insurance segment reported pre-tax income of $597 thousand and $822 thousand for the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. Noninterest income was $4.0 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, and $13.1 million and $13.0 million for the nine months ended September 30, 2021 and 2020. The decrease in pre-tax income for the three and nine months ended September 30, 2021 was primarily due to increases in salary expense as we continue to invest in revenue producing positions.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at September 30, 2021.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of September 30, 2021 and December 31, 2020 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$775,691	13.87%	$447,422	8.00%	$559,278	10.00%
Bank	654,784	11.75	445,683	8.00	557,104	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	623,607	11.15	335,567	6.00	447,422	8.00
Bank	601,497	10.80	334,262	6.00	445,683	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	623,607	11.15	251,675	4.50	363,531	6.50
Bank	601,497	10.80	250,697	4.50	362,117	6.50
Tier 1 Capital (to Average Assets):
Corporation	623,607	9.53	261,801	4.00	327,251	5.00
Bank	601,497	9.22	260,951	4.00	326,189	5.00
At December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$801,368	15.31%	$418,811	8.00%	$523,513	10.00%
Bank	632,183	12.12	417,416	8.00	521,769	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	314,108	6.00	418,811	8.00
Bank	569,821	10.92	313,062	6.00	417,416	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	235,581	4.50	340,284	6.50
Bank	569,821	10.92	234,796	4.50	339,150	6.50
Tier 1 Capital (to Average Assets):
Corporation	563,491	9.08	248,224	4.00	310,280	5.00
Bank	569,821	9.21	247,494	4.00	309,368	5.00
At September 30, 2021 and December 31, 2020, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At September 30, 2021, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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
Additionally, in March 2020, the Office of the Comptroller of the Currency, the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule (IFR) designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the coronavirus (COVID-19). The 2020 CECL IFR allows corporations that adopted CECL before December 31, 2020 to defer 100 percent of the day-one transitional amounts described above through December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allows electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.
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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one-year time period, is for the Bank to repay certificates of deposit and long-term borrowings. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2021	—	$—	—	679,174
August 1 – 31, 2021	—	—	—	679,174
September 1 – 30, 2021	—	—	—	679,174
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2021	—	$—
August 1 – 31, 2021	—	—
September 1 – 30, 2021	—	—
Total	—	$—

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: November 2, 2021	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021	/s/ Brian J. Richardson
Brian J. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)