Form 10-K
period 2021-12-31
UNIVEST FINANCIAL Corp
filed 2022-02-25
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $760,024,605 as of June 30, 2021 based on the June 30, 2021 closing price of the Registrant's Common Stock of $26.37 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,527,248
(Title of Class)	(Number of shares outstanding at February 11, 2022)
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders on April 27, 2022.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe," "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include, but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Certain of these risks, uncertainties and assumptions are set forth below as well as the risk factors described in Item 1A. "Risk Factors":

•Operating, legal and regulatory risks;
•Economic, political and competitive events;
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
•Our ability to implement our business strategies;
•Our ability to manage market risk, credit risk and operational risk;
•Timing and amount of revenue and expenditures;
•Adverse changes in the securities markets;
•Our ability to enter new markets successfully and capitalize on growth opportunities;
•Competition for loans, deposits and employees;
•System failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers;
•The failure to maintain current technologies and/or to successfully implement future information technology enhancements;
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
•If the economy worsens, loan delinquencies, problem assets, and foreclosures may increase;
•Collateral for loans, especially real estate, may decline in value;
•Our allowance for credit losses on loans and leases may have to be increased if economic conditions worsen or borrowers experience financial difficulties;
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
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and
•Litigation, regulatory enforcement risk and reputation risk regarding our participation in the Paycheck Protection Program (PPP) and the risk that the Small Business Administration (the SBA) may not fund some or all PPP loan guaranties.

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

Item 1.     Business

General

The Corporation is a Pennsylvania corporation, organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the Bank). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation's and the Bank's headquarters are located at 14 North Main Street, Souderton, Pennsylvania 18964. At December 31, 2021, the Corporation had total assets of $7.1 billion, net loans and leases of $5.2 billion, total deposits of $6.1 billion and total shareholders' equity of $773.8 million.

The Bank is a Pennsylvania state-chartered bank and trust company. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia.

The Bank is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services throughout its markets of operation. The Bank is the parent company of Girard Investment Services, LLC, a full-service registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. Girard Investments has two offices in Pennsylvania. Girard Advisory Services is headquartered in King of Prussia, Pennsylvania with a satellite office in Florida. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business headquartered in Warminster, Pennsylvania, and Univest Insurance, LLC, an independent insurance agency which has four offices in Pennsylvania and one in Maryland.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The Corporation provides banking and financial services to customers primarily in Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York counties in Pennsylvania and Atlantic, Burlington and Cape May counties in New Jersey. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where 20 out of our 37 financial centers are located.

Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include health care and social assistance, professional and technical services, manufacturing, retail trade, administrative and waste services, accommodation and food services and educational services. Unemployment rates at December 2021 were 3.0% in Montgomery County and 3.3% in Bucks County, compared to Pennsylvania's unemployment rate of 4.0% and the federal unemployment rate of 3.9%, according to the Bureau of Labor Statistics.

As of June 30, 2021, the Corporation ranked fifth out of 36 financial institutions in deposit market share in Montgomery County with 12 financial centers and seventh out of 33 financial institutions in Bucks County with 9 financial centers, with 6.4% of total combined deposit market share in the two counties according to data provided by FDIC Market Share Data.

Montgomery County's population has grown 6.8% to 854,000 from 2010 to 2022, and is expected to grow another 3.5% through 2027, while Bucks County's population has increased 2.3% to 640,000 during the same period, and is expected to grow 2.4% through 2027, according to S&P Global. The median age is 42 years and 45 years in Montgomery and Bucks counties, respectively, slightly higher than the median age of 41 years in Pennsylvania and higher than the median age in the United States of 39 years. County estimates project the median age to increase over the next five years. The median yearly household income was $101,000 and $102,000 in Montgomery and Bucks counties, respectively, during 2021 and is expected to increase 9% for Montgomery County and 11% for Bucks County through 2027, according to S&P Global. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania of $70,000 and the United States at $72,000 for 2021.

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

Other competitors, including credit unions, consumer finance companies, insurance companies, wealth management providers, leasing companies, financial technology companies, specialty finance companies, technology companies and mutual funds, compete for certain lending and deposit gathering services and insurance and wealth management services offered by the Bank and its operating segments.

Human Capital Resources

At December 31, 2021, we employed 920 individuals, nearly all of whom are full-time and of which approximately 58% are women. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel. As an integrated full-service financial institution, approximately 68% of our employees are employed through our banking segment, 8% through our wealth management business, 11% through our insurance business and the remaining 13% of our employees serve in shared support functions for each of our three segments. The Corporation is a community- and employee-centric organization that believes in putting our core values of tradition, integrity, excellence, community and spirituality into action while delivering an excellent customer experience. With a Mission Statement that challenges us to be a strong leader in our markets and active in our communities, being a responsible corporate citizen is at the core of how we operate.

Hiring and Promotion

The Corporation seeks to hire well-qualified employees who are also a good fit for our core values. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. We currently source candidates using various methods, including social media, third party search firms, internal referral programs and connections with local schools. Whenever possible, we seek to fill positions by promotion and transfer within the organization. During 2021, we promoted 106 employees. As of December 31, 2021, 33% of our Senior Leadership Team members were women.

Training and Development

The training and development of our employees is a priority. In 2021, we invested more than $935 thousand in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology. In addition, as part of "Univest University," we provide several certification programs including a Skill Builder Certification Program, a Supervisor Certification, a Leadership Certification and an Advanced Leadership Certification. These programs include courses that address communication skills, customer service, managing conflict, alternative management styles, business ethics and emotional intelligence. During the year ended December 31, 2021, we provided approximately 9,443 training hours to our employees.

In addition to our internal training efforts, we provide a Tuition Reimbursement Program, in which costs for undergraduate degree, graduate degree, and advanced intensive technical training programs from an accredited college or university are eligible for reimbursement up to $3,500 per year. We also participate in a College Partnership Program in which our college partners provide a variety of discounts and services for our employees.

Retention

Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our commitment to living our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable benefits aids in retention of our employees. Univest’s annual turnover rate of 16% continues to be well below the industry average of 25.6% according to the Bureau of Labor Statistics. At December 31, 2021, 17% of our current staff had been with us for 15 years or more.

Safety, Health and Welfare

The safety, health and wellness of our employees is consistently a top priority. Throughout the COVID-19 pandemic, we continued to responsibly serve the needs of our customers while prioritizing the health and safety of our employees and gave a majority of our employees the option to work remotely during this time. We designated a Pandemic Safety Officer who was available to employees at any time. We provided each employee with 10 additional paid days of sick time to be used if an employee contracted COVID, if the family member of an employee contracted COVID, or if an employee was exposed to someone who tested positive for COVID. We provided our employees with access to the Calm app, which is a highly rated app for sleep, meditation and relaxation, at no cost to our employees.

Our financial centers re-opened in April 2021, while following the recommended Federal, State and local guidance at the direction from the CDC, State Departments of Health and other governing bodies. As part of these protocols, employees were equipped with personal protective equipment, social distancing requirements were enforced, and occupancy was limited. We also provided our employees with memberships to Care.com to assist employees with finding suitable care for members of their household as we began to return to in-office work. As of April 4, 2022, a majority of employees will return to the office with a hybrid work arrangement (e.g. three days in the office and two days remote per week).

Benefits

On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time off and leave policies. Beginning in 2021, we provided lower-wage earners with higher insurance subsidies. We also offer an Employee Assistance Program in which employees and members of their families may utilize counseling services freely and confidentially.

Diversity, Equity and Inclusion

Univest is committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. Univest's diversity initiatives are applicable, but not limited to, our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of a work environment built on the premise of gender and diversity equity that encourages and enforces:

•Respectful communication and cooperation between all employees
•Teamwork and employee participation, fostering representation of all groups and perspectives
•Employer and employee contributions to the communities we serve to promote a greater understanding and respect for diversity

All employees of Univest have a responsibility to treat others with dignity and respect. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. All employees are also required to complete annual diversity awareness training to enhance their knowledge to fulfill this responsibility. Our Diversity, Equity and Inclusion (DEI) Committee was established to ensure that our workplace is a supportive environment with equal opportunities for everyone. The DEI Committee reports progress on our Diversity, Equity and Inclusion Strategic Plan to the Board of Directors quarterly. The DEI Committee spent the year working with DEI specialists at PwC. An assessment of Univest was completed and the resulting transparency report was shared with all employees and discussed at a company-wide Town Hall meeting allowing for conversations on what is working well and where there is room for improvement in the area of DEI. Regular employee communications, including a DEI newsletter, Univest United, were shared throughout the year to help drive awareness. This newsletter, among other things, serves to spotlight employees and their diverse backgrounds through their own personal stories. During 2021, we invested $580 thousand in various DEI initiatives.

A Learning & Development Committee worked throughout the year to develop and test learning sessions that will serve as a foundation for increasing awareness on diversity, equity and inclusion topics. The sessions will be facilitated by team members from throughout our organization and are planned to launch in the first half of 2022.

Employee Engagement

Our President and Chief Executive Officer communicates with our entire organization on a weekly basis via email. These emails began as an effective way to provide relevant and timely information to our organization at the onset of the pandemic and have transitioned to providing updates on key organizational initiatives, such as DEI matters, financial performance, and other focus areas. Additionally, we hold quarterly employee webcasts, during which senior management presents and employees have the opportunity to ask questions.

Community Involvement

Our Connecting with Community volunteer initiative is one of the pillars of our philanthropy program. In 2021, we provided our employees with 16 Connecting with Community events to choose from in support of local charitable organizations. In addition to these Connecting with Community opportunities, we encourage our employees to volunteer independently so that they truly bring our community core value to life. In 2021, Univest employees volunteered 10,897 hours. In addition to being generous with their time, our employees also supported our annual fundraiser for the United Way. Through voluntary payroll deductions, Univest employees contributed more than $91 thousand. Our employees also participated in online fundraising for the American Red Cross Southeastern Pennsylvania Region, with the Corporation matching donations, and raised $18 thousand for the American Red Cross. In 2021, the Corporation partnered with two financial education innovators to provide 5,467 students with access to interactive online courses that educate on critical financial topics, as well as post informative articles and videos on social media channels on financial topics, such as budgeting, saving for retirement and tips for first-time homebuyers. During 2021, the Corporation contributed $2.1 million to non-profit organizations to provide financial support to the communities it serves.

Supervision and Regulation

The financial services industry in the United States, particularly entities that are chartered as banks, is highly regulated by federal and state laws that limit the types of businesses in which banks and their holding companies may engage, and which impose significant operating requirements and limitations on banking entities. This regulatory framework is designed to protect depositors and consumers, the safety and soundness of depository institutions and their holding companies, and the stability of the banking system as a whole. This framework affects the activities and investments of the Corporation and its subsidiaries and gives the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies. The discussion below is only a brief summary of some of the significant laws and regulations that affect the Bank and the Corporation, and is not intended to be a complete description of all such laws.

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

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). We are also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting (discussion below), and other requirements of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX created new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2021. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation's Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

The USA PATRIOT Act

The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Capital Rules

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The risk-based capital standards applicable to the Corporation and the Bank are based on the current ~~st~~andards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. Under the Basel III rules, the minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital to risk weighted assets ratio of 4.5% (6.5% to be considered "well capitalized") and a Tier 1 capital to risk weighted assets ratio of 6.0%, (8.0% to be considered "well capitalized") and total capital to risk weighted assets ratio of 8.0% (10.0% to be considered "well capitalized"). The minimum required Tier 1 capital to average assets ratio is 4.0% (5.0% to be considered "well capitalized"). Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. See Note 21, "Regulatory Matters" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.

Federal law requires, among other things, that federal bank regulators take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements.

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of regulatory capital rules for non-advanced approaches institutions pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996. The rule increased common equity tier 1 capital threshold deductions from 10% to 25% for mortgage servicing assets, deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The rule also removed the aggregate 15% common equity tier 1 capital threshold deduction for mortgage servicing assets, deferred tax assets, and significant investments in the capital of unconsolidated financial institutions. In addition, the rule simplified the determination of the amount of minority interests includable in regulatory capital and retained the 250% risk weight for non-deducted amounts of mortgage servicing assets and temporary difference deferred tax assets. The rule took effect April 1, 2020 for the threshold deductions and minority interests. These rule changes did not materially impact the Bank's and Corporation's capital calculations.

Corporation as Source of Strength

The Board has issued a policy statement regarding dividends, by bank holding companies. In general, the Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified this policy. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized or otherwise suffers financial difficulties. In addition, the Board's regulations and guidance require prior notice to the agency of a bank holding company's payment of dividends or repurchase of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock or otherwise engage in capital distributions. The Bank is also subject to limitations and requirements under state and federal law with respect to capital distributions, including payment of dividends to the Corporation.

Wealth Management and Insurance Businesses

The Corporation's wealth management and insurance businesses are subject to additional regulatory requirements. The securities brokerage activities of Girard Investment Services, LLC are subject to regulation by the SEC, the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Girard Advisory Services, LLC and Girard Pension Services, LLC are registered investment advisory firms which are subject to regulation by the SEC. Univest Insurance, LLC and Girard Investment Services, LLC are licensed by the Pennsylvania Insurance Department and are subject to its laws and regulations.

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

Acquisitions

The Corporation, through its business segments, provide financial solutions to individuals, businesses, municipalities and non-profit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining a determined commitment to the communities it serves. The Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions, to be the best integrated financial solutions provider in the market. The most recent acquisitions include certain assets of the Paul I. Sheaffer Insurance Agency on December 1, 2021, Fox Chase Bancorp on July 1, 2016 and Valley Green Bank on January 1, 2015.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation's website address is www.univest.net. Information included on the Corporation's website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2021 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•Demand for our products and services may decline;
•If the economy worsens, loan delinquencies, problem assets, and foreclosures may increase;
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
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; and
•Litigation, regulatory enforcement risk and reputation risk regarding our participation in the Paycheck Protection Program (PPP) and the risk that the Small Business Administration (the SBA) may not fund some or all PPP loan guaranties.

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

At December 31, 2021, approximately 82.8% of our loan and lease portfolio, excluding PPP loans, consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases, which are generally perceived as having more risk of default than residential real estate and consumer loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business, as well as the factors affecting residential real estate borrowers.

Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

Commercial business loans and leases are typically affected by the borrowers' ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate that is indexed off of a floating rate such as the Prime Rate, LIBOR, SOFR and BSBY. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. Included in real estate-construction is track development financing, which have greater risk because of the potential for diminished demand for residential housing and decreases in real estate valuations. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames may also cause the interest carrying cost for projects to be higher than the builder projected, negatively impacting the builder's profit and cash flows and, therefore, their ability to make principal and interest payments.

An increase in nonperforming loans and leases from these types of loans could result in an increase in the provision for credit losses and an increase in loan and lease charge-offs. The risk of credit losses on loans and leases increases if the economy worsens.

The Corporation's allowance for possible credit losses on loans and leases may be insufficient, and an increase in the allowance would reduce earnings.

We maintain an allowance for credit losses on loans and leases. The allowance is established through a provision for credit losses on loans and leases based on management's evaluation of expected credit losses in our loan portfolio factoring in current and forecasted economic conditions. The allowance is based upon a number of factors, including the size and composition of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the current expected credit losses in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as not sharing similar risk characteristics with other pooled loans and leases individually analyzed and augment the allowance based upon our estimation of the potential loss associated with those individually analyzed loans and leases. Additions to our allowance for credit losses on loans and leases decrease our net income.

If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong, our allowance for credit losses on loans and leases may not be sufficient to cover our losses, which would have an adverse effect on our operating results.

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

Changes in national and regional economic conditions could impact our loan and lease portfolios. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings as customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and/or the quality of our loan portfolio may decline. Any of these scenarios could require us to charge off loans, which could result in an increase to our provision for credit losses on loans and leases, which would reduce our net income and capital levels.

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

Risks Related to Our Operations

Our failure to effectively utilize the excess liquidity on our balance sheet may have an adverse effect on our financial performance and the value of our common stock.

At December 31, 2021, we had $840.9 million in interest-earning deposits with other banks, which far exceeded our historical amounts. The high level of cash equivalents reflected strong deposit growth, primarily due to the various pandemic-related stimulus incentives, which far exceeded loan growth. We expect this excess liquidity to decrease as customers spend funds and we use it to fund future loan growth. However, if our excess liquidity does not decrease, or does not decrease in a reasonable period of time, our financial metrics could be negatively impacted, which could negatively impact the value of our common stock.

The Corporation's controls and procedures may fail or be circumvented.

Our management and board review and update the Corporation's internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any failure to follow or circumvention of these controls, policies and procedures could have a material adverse impact on our financial condition and results of operations.

The Corporation may not be able to attract and retain skilled people.

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. We maintain change in control agreements and grant equity awards with time-based vesting with certain executive officers to aid in our retention of these individuals. Our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

If we lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2021, 34% of our deposit base was comprised of noninterest-bearing deposits, of which 24% consisted of business deposits, which are primarily operating accounts for businesses, and 10% consisted of consumer deposits. The competition for these deposits in our markets is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation's information technology systems, and the systems of third parties upon which the Corporation relies, may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation.

The Corporation relies heavily on information technology systems, including the systems of third-party service providers, to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Corporation's customer relationship management and general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in our security systems (including cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed. Information security and cyber-security risks have increased significantly in recent years because of new technologies and the increased number of employees working remotely, the use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions. Accordingly, the Corporation may be required to expend additional resources to continue to enhance its protective measures or to investigate and remediate any information security vulnerabilities or exposures. The occurrence of any system failures, interruptions, or breaches in security could expose the Corporation to reputation risk, litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

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

The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. The LIBOR yield curve is also utilized in our fair value calculations. The reform of major interest benchmarks led to the announcement that LIBOR would not be supported in its current form after June 30, 2023; however banking regulators have indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Additionally, banking regulators have stated that the failure to adequately prepare for LIBOR's discontinuance could undermine financial stability and an institution's safety and soundness and create litigation, operational, and consumer protection risks. The Corporation believes the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks, which the Corporation will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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

The Corporation's operations and profitability are impacted by general business and economic conditions, including long-term and short-term interest rates, inflation, money supply, political issues, legislative, tax, accounting and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

We are subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A material claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations and comment on the classification of our assets and the level of our allowance for credit losses. Changes in such regulation and oversight, whether in the form of regulatory or enforcement policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

We cannot predict the effect of legislative and regulatory initiatives, which could increase our costs of doing business and adversely affect our results of operations and financial condition.

Changes to statutes, regulations and/or regulatory or accounting policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements or the required size of our allowance for credit losses and change deposit insurance assessments, any of which would negatively impact our financial condition and result of operations. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

The wealth management business is subject to regulation by regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority ("FINRA"), may institute administrative or judicial proceedings that may result in censure, fines, civil money penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant introducing broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. The wealth management business also may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

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

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders' ownership interest and the per share book value of our common stock. An acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

Our acquisition activities could involve a number of additional risks, including the risks of:
•Incurring time and expense associated with identifying and evaluating and negotiating potential transactions;
•Using estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets, which later prove to be inaccurate;
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

Certain provisions in the Corporation's Articles of Incorporation and Bylaws, as well as federal banking laws, regulatory approval requirements, and Pennsylvania law, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation's shareholders.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

As of December 31, 2021, the Corporation and its subsidiaries occupied 53 properties, most of which are used principally as banking offices.

The following table details the Corporation's properties as of December 31, 2021:

Property Address		County, State	Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Bucks, PA	Owned
4390 Davisville Rd., Hatboro, PA 19040	(3)	Montgomery, PA	Owned
5871 Lower York Rd., Lahaska, PA 18931		Bucks, PA	Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Montgomery, PA	Owned
4601 Carlisle Pk, Mechanicsburg, PA 17050	(2) (3)	Cumberland, PA	Owned
1950 John Fries Highway, Milford Square, PA 18935		Bucks, PA	Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Montgomery, PA	Owned
15 Swamp Rd., Newtown, PA 18940		Bucks, PA	Owned
921 West Ave., Ocean City, NJ 08226	(3)	Cape May, NJ	Owned
401 Rhawn St., Philadelphia, PA 19111		Philadelphia, PA	Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Montgomery, PA	Owned
10 W. Broad St., Souderton, PA 18964	(3)	Montgomery, PA	Owned
500 Harleysville Pk., Souderton, PA 18964		Montgomery, PA	Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Bucks, PA	Owned
1041 York Rd., Warminster, PA 18974		Bucks, PA	Owned
2901 Whiteford Rd, York, PA 17402	(2) (3)	York, PA	Owned
574 Main St., Bethlehem, PA 18018		Northampton, PA	Leased
694 DeKalb Pk., Blue Bell, PA 19422		Montgomery, PA	Leased
4250 Oregon Pk., Brownstown, PA 17508		Lancaster, PA	Leased
1135 Georgetown Rd., Christiana, PA 17509		Lancaster, PA	Leased
1980 S. Easton Rd, Doylestown, PA 18901	(2) (3)	Bucks, PA	Leased
321 Main St., East Greenville, PA 18041		Montgomery, PA	Leased
1536 S. Broad St., Philadelphia, PA 19146		Philadelphia, PA	Leased
1642 Fairmount Ave., Philadelphia, PA 19130		Philadelphia, PA	Leased
3601 Market St., Philadelphia, PA 19104		Philadelphia, PA	Leased
7226 Germantown Ave., Philadelphia, PA 19119		Philadelphia, PA	Leased
1103 Rocky Dr., Reading, PA 19609	(2) (3)	Berks, PA	Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Lancaster, PA	Leased
200 North High St., West Chester, PA 19380	(3)	Chester, PA	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Lancaster, PA	Leased
5089 Hamilton Blvd., Allentown, PA 18106		Lehigh, PA	Land Lease
2645 Street Rd., Bensalem, PA 19020		Bucks, PA	Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Montgomery, PA	Land Lease
1 Heritage Dr., Gordonville, PA 17529		Lancaster, PA	Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Montgomery, PA	Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Montgomery, PA	Land Lease
940 2nd Street Pk., Richboro, PA 18954		Bucks, PA	Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (3)	Montgomery, PA	Owned
15 Washington Ave., Souderton, PA 18964		Montgomery, PA	Owned
16 Harbor Pl., Souderton, PA 18964		Montgomery, PA	Owned

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Lehigh, PA	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Lee, FL	Leased
555 Croton Rd., King of Prussia, PA 19406		Montgomery, PA	Leased
41 West Broad Street, Souderton, PA 18964		Montgomery, PA	Owned

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Lehigh, PA	Owned
3541 Old Philadelphia Pk, Intercourse, PA 17534		Lancaster, PA	Owned
521 Main St., Lansdale, PA 19446		Montgomery, PA	Owned
9120 Chesapeake Ave., Suite 101, North Beach, MD 20714		Calvery, MD	Leased

Glenloch Corporate Campus, 1473 Dunwoody Dr., West Chester, PA 19380	(1) (3)	Chester, PA	Owned

Other Offices:
1317 2nd Ave., Cumberland, WI 54829	(1)	Barron, WI	Leased
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(1) (3)	Lancaster, PA	Leased
312 West Route 38 Ste 105, Moorestown, NJ 08057	(3)	Burlington, NJ	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Philadelphia, PA	Leased
(1) Banking Segment
(2) Wealth Management Segment
(3) Corporate banking

Additionally, the Bank provides banking services for the residents and employees of 14 retirement home communities and has four off-premise automated teller machines. The Bank provides banking services nationwide through the internet via its website www.univest.net. The Corporation's website and the information contained therein is not intended to be incorporated into this Annual Report on Form 10-K.

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

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's common stock is traded on the NASDAQ Global Select Market under the symbol "UVSP." At February 11, 2022, the Corporation had 2,444 stockholders of record.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation's common stock during the five years ended December 31, 2021, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2016, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on $100 Investment Made on December 31, 2016
DOLLARS
325
300
275
250
225
200
175
150
125
100
75
50
12/16
12/17
12/18
12/19
12/20
12/21
Univest Financial Corporation
NASDAQ Stock Market (US)
NASDAQ Bank

Five Year Cumulative Total Return Summary ($)

	2016	2017	2018	2019	2020	2021
Univest Financial Corporation	100.00	93.32	74.04	94.82	75.71	113.25
NASDAQ Stock Market (US)	100.00	129.70	126.08	172.34	250.01	305.53
NASDAQ Banks	100.00	105.42	88.45	110.00	101.89	145.55

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2021, under the Corporation's Board approved program:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	—	$—	—	679,174
November 1 - 30, 2021	—	—	—	679,174
December 1 – 31, 2021	—	—	—	679,174
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - 31, 2021	—	$—
November 1 - 30, 2021	—	—
December 1 – 31, 2021	—	—
Total	—	$—

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2021 and 2020, 53,549 and 87,686 shares, respectively, were issued under the dividend reinvestment plan, with 56,255 shares available for future purchase at December 31, 2021.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2021 and 2020, 32,638 and 53,035 shares, respectively, were issued under the employee stock purchase plan, with 514,158 shares available for future issuance at December 31, 2021.

Item 6.    [RESERVED]

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

Allowance for Credit Losses on Loan and Leases: The Allowance for Credit Losses (ACL) on loans and leases are provided using techniques that estimate losses on pools of loans and leases that share similar risk characteristics, specifically identify losses on individual loans and leases that do not share similar risk characteristics with others, and estimate the amount of unallocated allowance necessary to account for losses that may be present in the loan and lease portfolio but not yet currently identifiable. The adequacy of these allowances are sensitive to changes in current and forecasted economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral securing such payments. Management utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance. The key assumptions used in the model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) recovery delay (5) reasonable and supportable economic forecasts, (6) forecast reversion period, (7) expected recoveries on charged off loans, and (8) discount rate. Although management believes it uses the best information available to establish the ACL, future adjustments to the ACL may be necessary and the Corporation’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the ACL in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our ACL based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing ACL may not be adequate or increases may be necessary should the quality of any loans or leases deteriorate as a result of the factors discussed above. Any material increase in the ACL would adversely affect the Corporation’s financial condition and results of operations.

Quantitative Attribution Analysis

(Dollars in thousands)	Allowance for credit losses on loans and leases
December 31, 2020	$83,044
Recoveries	2,800
Charge-offs	(3,013)
Provision attributed to economic conditions	(18,339)
Provision attributed to other impacts	7,432
December 31, 2021	$71,924

Economic Factors

	At December 31, 2021	At December 31, 2020	Description of Economic Factors
Prepayment rates	12.45%	11.14%	Average total portfolio rate
Curtailment rates	27.77%	27.18%	Average total portfolio rate
Recovery delay	29 months	28 months	Average across all pools
Economic forecast	Moody's downside weighted 80% S2, 20% S3	Moody's downside S2	Moody's US Macro Forecast Narratives for December 2021
Unemployment rates	6.29%	7.70%	Average of 4 quarter forecast period
GDP rates	2.13%	2.29%	Average of 4 quarter forecast period
House price index	3.04%	(0.16)%	Average of 4 quarter forecast period
Retail sales	N/A	5.50%	Average of 4 quarter forecast period

Sensitivity Analysis

The below table indicates the impact to the allowance for credit losses on loans and leases if the factors described below were adjusted in the Corporation's CECL model.

	Increase (Decrease)	Adjustment Factor
Prepayment rates	+/- 1,700	If rates were adjusted across all pools by +/-100 basis points
Curtailment rates	+/- 400	If rates were adjusted across all pools by +/- 100 basis points
Recovery delay	+/- 2,200	If recovery delays were adjusted by +/- 3 months across all pools
Economic forecast	(27,577)	If Baseline forecasts were used instead of the weighted Downside scenarios
Economic forecast	(6,000)	If S2 Downside forecasts were used instead of the S2 Downside weighted 80% & S3 Downside weighted 20%
Economic forecast	26,381	If S3 Downside forecasts were used instead of the S2 Downside weighted 80% & S3 Downside weighted 20%
Unemployment rates	10,643	If rates were increased across all pools by 100 basis points
Unemployment rates	(9,871)	If rates were decreased across all pools by 100 basis points
GDP rates	+/- 2,700	If the GDP forecast inputs were adjusted by +/- 100 basis points
House price index	+/- 100	If the HPI forecast inputs were adjusted by +/- 100 basis points
Reversion period	95	If the reversion period was increased by 2 quarters across all pools
Reversion period	(771)	If the reversion period was decreased by 2 quarters across all pools

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

Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Earnings
Interest income	$209,731	$203,945	$214,093	$190,488	$163,015
Interest expense	21,348	29,584	44,861	32,426	19,839
Net interest income	188,383	174,361	169,232	158,062	143,176
(Reversal of provision) provision for credit losses (1)	(10,132)	40,794	8,511	20,310	9,892
Net interest income after provision for credit losses	198,515	133,567	160,721	137,752	133,284
Noninterest income	83,224	78,328	65,422	60,173	59,240
Noninterest expense	167,409	154,998	146,090	137,239	130,713
Net income before income taxes	114,330	56,897	80,053	60,686	61,811
Income taxes	22,529	9,981	14,334	10,143	17,717
Net income	$91,801	$46,916	$65,719	$50,543	$44,094
Financial Condition at Year End
Cash and cash equivalents	$890,150	$219,858	$125,128	$109,420	$75,409
Investment securities, net of allowance for credit losses	496,989	373,176	441,599	473,306	454,082
Net loans and leases held for investment	5,238,093	5,223,797	4,351,505	3,977,210	3,598,512
Assets	7,122,421	6,336,496	5,380,924	4,984,347	4,554,862
Deposits	6,055,124	5,242,715	4,360,075	3,885,933	3,554,919
Borrowings	213,980	311,421	263,596	429,672	355,590
Shareholders' equity	773,794	692,472	675,122	624,133	603,374
Per Common Share Data
Average shares outstanding (in thousands)	29,403	29,244	29,300	29,370	26,862
Earnings per share – basic	$3.12	$1.60	$2.24	$1.72	$1.64
Earnings per share – diluted	3.11	1.60	2.24	1.72	1.64
Dividends declared per share	0.80	0.60	0.80	0.80	0.80
Book value (at year-end)	26.23	23.64	23.01	21.32	20.57
Dividends declared to net income	25.6%	37.4%	35.7%	46.5%	49.6%
Profitability Ratios
Return on average assets	1.38%	0.78%	1.26%	1.07%	1.01%
Return on average equity	12.50	7.02	10.07	8.26	8.37
Average equity to average assets	11.04	11.12	12.49	12.92	12.10
Efficiency ratio	60.9	60.6	61.4	61.9	62.2
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual, troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.63%	0.60%	0.88%	0.65%	0.40%
Nonperforming loans and leases to loans and leases held for investment	0.64	0.62	0.88	0.67	0.74
Nonperforming assets to total assets	0.48	0.64	0.73	0.56	0.63
Net charge-offs to average loans and leases outstanding	—	0.10	0.06	0.33	0.17
Allowance for credit losses, loans and leases, to total loans and leases held for investment	1.35	1.56	0.81	0.73	0.60
Allowance for credit losses, loans and leases, to nonaccrual loans and leases	216.57	262.03	91.58	112.04	148.48
Allowance for credit losses, loans and leases, to nonperforming loans and leases	213.05	250.61	91.12	108.99	80.69
(1) The Corporation adopted CECL effective January 1, 2020. Amounts reported for 2017-2019 were previously referred to as provision for loan and lease losses in prior filings and accounted for under legacy accounting standards.

Executive Overview

The Corporation's consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
Net income	$91,801	$46,916	$65,719	$44,885	$(18,803)	95.7%	(28.6%)
Net income per share:
Basic	$3.12	$1.60	$2.24	$1.52	$(0.64)	95.0	(28.6)
Diluted	3.11	1.60	2.24	1.51	(0.64)	94.4	(28.6)
Return on average assets	1.38%	0.78%	1.26%	60 BP	(48 BP)	76.9	(38.1)
Return on average equity	12.50%	7.02%	10.07%	548 BP	(305 BP)	78.1	(30.3)

2021 Overview

The Corporation reported net income of $91.8 million, or $3.11 diluted earnings per share, for 2021 compared to net income of $46.9 million, or $1.60 diluted earnings per share, for 2020.

During the year ended December 31, 2021, the Corporation reversed CECL related charges of $10.1 million, of which $17.9 million (after-tax benefit of $14.2 million), or $0.48 diluted earnings per share, was attributable to favorable changes in economic-related assumptions within the CECL model partially offset by a $7.4 million increase in reserves for loans.

The financial results for the year ended December 31, 2021 included tax-free bank owned life insurance ("BOLI") death benefit claims of $1.1 million, or $0.04 diluted earnings per share, and income of $15.0 million, or $0.40 diluted earnings per share, within net interest income related to PPP loans, of which $10.4 million was the result of recognition of associated net deferred loan fees upon forgiveness and pay downs of PPP loans totaling $630.7 million.

2020 Overview

The Corporation reported net income of $46.9 million, or $1.60 diluted earnings per share, for 2020 compared to net income of $65.7 million, or $2.24 diluted earnings per share, for 2019.

The Corporation adopted CECL effective January 1, 2020. Upon adoption, the allowance for credit losses on loans and leases increased by $12.9 million, the allowance for credit losses on investments increased by $300 thousand and the reserve for unfunded commitments increased by $1.1 million, which, in the aggregate, resulted in an after-tax retained earnings adjustment of $11.3 million. In conjunction with this adoption, management adjusted certain Financial Statement line item titles to reflect the new accounting standard. Prior period amounts, which are accounted for under previous accounting standards, are presented on the same line item throughout the remainder of this document.

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

Acquisitions

Paul I. Sheaffer Insurance Agency

On December 1, 2021, Univest Insurance, LLC., the Bank's insurance subsidiary, completed the acquisition of certain assets of the Paul I. Sheaffer Insurance Agency (Sheaffer), a full-service firm providing insurance solutions to businesses and individuals in Central Pennsylvania.

The Corporation paid $3.8 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending November 30, 2024, based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). The potential aggregate cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $1.9 million over the next three years. As a result of the acquisition, the Corporation recorded goodwill of $3.0 million (inclusive of the contingent consideration) and customer-related intangibles of $2.5 million.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation's revenue. Table 1 presents the Corporation's average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the years ended December 31, 2021, 2020 and 2019. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

2021 versus 2020

Reported net interest income for the year ended December 31, 2021 was $188.4 million, an increase of $14.0 million, or 8.0%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2021 was $190.5 million, an increase of $13.7 million, or 7.7%, from the prior year. The increase in reported and tax-equivalent net interest income was primarily due to an increase in PPP loan income of $7.0 million, an $8.2 million decrease in the cost of interest-bearing liabilities and growth in loans, primarily commercial real estate loans, partially offset by a decrease in loan yields, excluding PPP loans, and investment yields. The net interest margin on a tax-equivalent basis for the year ended December 31, 2021 was 3.06% compared to 3.16% for 2020. The net interest margin decrease was attributable to increased levels of excess liquidity in 2021 driven by strong deposit growth, primarily due to the various pandemic-related stimulus initiatives offset by the favorable impact of fully forgiven PPP loans.

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

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$476,351	$661	0.14%	$274,372	$574	0.21%	$141,774	$2,876	2.03%
U.S. government obligations	6,999	144	2.06	7,132	145	2.03	14,665	254	1.73
Obligations of states and political subdivisions*	5,702	206	3.61	23,065	825	3.58	50,360	1,693	3.36
Other debt and equity securities	393,762	5,992	1.52	371,814	7,697	2.07	396,816	10,406	2.62
Federal Home Loan Bank, Federal Reserve Bank and other stock	26,844	1,417	5.28	29,726	1,746	5.87	31,446	2,154	6.85
Total interest-earning deposits, investments and other interest-earning assets	909,658	8,420	0.93	706,109	10,987	1.56	635,061	17,383	2.74
Commercial, financial and agricultural loans	840,133	28,142	3.35	817,489	30,657	3.75	815,472	40,496	4.97
Paycheck Protection Program loans	281,484	15,032	5.34	342,920	8,072	2.35	—	—	—
Real estate—commercial and construction loans	2,734,259	101,692	3.72	2,312,996	94,962	4.11	1,936,073	91,634	4.73
Real estate—residential loans	1,077,952	40,045	3.71	1,007,915	42,047	4.17	950,743	46,031	4.84
Loans to individuals	26,062	1,018	3.91	28,792	1,332	4.63	31,912	1,976	6.19
Municipal loans and leases*	247,396	10,147	4.10	283,495	11,857	4.18	331,831	13,262	4.00
Lease financings	115,189	7,363	6.39	95,194	6,498	6.83	82,588	5,904	7.15
Gross loans and leases	5,322,475	203,439	3.82	4,888,801	195,425	4.00	4,148,619	199,303	4.80
Total interest-earning assets	6,232,133	211,859	3.40	5,594,910	206,412	3.69	4,783,680	216,686	4.53
Cash and due from banks	55,724			52,000			48,877
Allowance for credit losses, loans and leases	(74,943)			(73,459)			(32,389)
Premises and equipment, net	55,875			55,888			58,237
Operating lease right-of-use asset	32,758			34,277			35,712
Other assets	353,896			343,261			330,466
Total assets	$6,655,443			$6,006,877			$5,224,583
Liabilities:
Interest-bearing checking deposits	$850,713	2,007	0.24	$692,049	2,173	0.31	$500,295	2,790	0.56
Money market savings	1,366,762	3,574	0.26	1,113,039	5,551	0.50	995,403	15,843	1.59
Regular savings	983,752	1,114	0.11	874,366	2,057	0.24	802,865	3,660	0.46
Time deposits	498,638	6,178	1.24	572,103	9,835	1.72	677,199	13,276	1.96
Total time and interest-bearing deposits	3,699,865	12,873	0.35	3,251,557	19,616	0.60	2,975,762	35,569	1.20
Short-term borrowings	16,552	8	0.05	86,658	327	0.38	56,882	1,012	1.78
Long-term debt	96,562	1,318	1.36	189,410	2,879	1.52	156,366	3,236	2.07
Subordinated notes	137,896	7,149	5.18	134,949	6,762	5.01	94,695	5,044	5.33
Total borrowings	251,010	8,475	3.38	411,017	9,968	2.43	307,943	9,292	3.02
Total interest-bearing liabilities	3,950,875	21,348	0.54	3,662,574	29,584	0.81	3,283,705	44,861	1.37
Noninterest-bearing deposits	1,891,330			1,599,333			1,210,577
Operating lease liabilities	36,001			37,557			38,791
Accrued expenses and other liabilities	42,781			39,212			39,057
Total liabilities	5,920,987			5,338,676			4,572,130
Shareholders' Equity:
Common stock	157,784			157,784			157,784
Additional paid-in capital	297,189			296,023			293,784
Retained earnings and other equity	279,483			214,394			200,885
Total shareholders' equity	734,456			668,201			652,453
Total liabilities and shareholders' equity	$6,655,443			$6,006,877			$5,224,583
Net interest income		$190,511			$176,828			$171,825
Net interest spread			2.86			2.88			3.16
Effect of net interest-free funding sources			0.20			0.28			0.43
Net interest margin			3.06%			3.16%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities	157.74%			152.76%			145.68%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred fees (costs) of $8.7 million, $893 thousand and ($2.7) million for the years ended December 31, 2021, 2020 and 2019, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2021, 2020 and 2019 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2021 compared to 2020 and for the year ended December 31, 2020 compared to 2019, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2021 Versus 2020			For the Years Ended December 31, 2020 Versus 2019
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$324	$(237)	$87	$1,459	$(3,761)	$(2,302)
U.S. government obligations	(3)	2	(1)	(147)	38	(109)
Obligations of states and political subdivisions	(626)	7	(619)	(972)	104	(868)
Other debt and equity securities	433	(2,138)	(1,705)	(625)	(2,084)	(2,709)
Federal Home Loan Bank, Federal Reserve Bank and other stock	(162)	(167)	(329)	(113)	(295)	(408)
Interest on deposits, investments and other interest-earning assets	(34)	(2,533)	(2,567)	(398)	(5,998)	(6,396)
Commercial, financial and agricultural loans	830	(3,345)	(2,515)	100	(9,939)	(9,839)
Paycheck Protection Program loans	(1,672)	8,632	6,960	8,072	—	8,072
Real estate—commercial and construction loans	16,286	(9,556)	6,730	16,336	(13,008)	3,328
Real estate—residential loans	2,810	(4,812)	(2,002)	2,652	(6,636)	(3,984)
Loans to individuals	(119)	(195)	(314)	(180)	(464)	(644)
Municipal loans and leases	(1,486)	(224)	(1,710)	(1,986)	581	(1,405)
Lease financings	1,303	(438)	865	868	(274)	594
Interest and fees on loans and leases	17,952	(9,938)	8,014	25,862	(29,740)	(3,878)
Total interest income	17,918	(12,471)	5,447	25,464	(35,738)	(10,274)
Interest expense:
Interest-bearing checking deposits	404	(570)	(166)	871	(1,488)	(617)
Money market savings	1,084	(3,061)	(1,977)	1,677	(11,969)	(10,292)
Regular savings	250	(1,193)	(943)	303	(1,906)	(1,603)
Time deposits	(1,153)	(2,504)	(3,657)	(1,924)	(1,517)	(3,441)
Total time and interest-bearing deposits	585	(7,328)	(6,743)	927	(16,880)	(15,953)
Short-term borrowings	(154)	(165)	(319)	363	(1,048)	(685)
Long-term debt	(1,285)	(276)	(1,561)	604	(961)	(357)
Subordinated notes	152	235	387	2,036	(318)	1,718
Interest on borrowings	(1,287)	(206)	(1,493)	3,003	(2,327)	676
Total interest expense	(702)	(7,534)	(8,236)	3,930	(19,207)	(15,277)
Net interest income	$18,620	$(4,937)	$13,683	$21,534	$(16,531)	$5,003

Interest Income

2021 versus 2020

Interest income on a tax-equivalent basis for the year ended December 31, 2021 was $211.9 million, an increase of $5.4 million, or 2.6%, from 2020. The increase in interest income was primarily due to an increase in PPP loan income of $7.0 million, offset by a decrease in loan yields, excluding PPP loans, and investment yields.

2020 versus 2019

Interest income on a tax-equivalent basis for the year ended December 31, 2020 was $206.4 million, a decrease of $10.3 million, or 4.7%, from 2019. The decrease in interest income attributable to rate changes of $35.7 million was primarily due to the Federal Reserve interest rate reductions of 75 basis points in the third and fourth quarters of 2019 and 150 basis points in the first quarter of 2020 and its impact on loan and investment yields. This decrease was offset by an increase of $17.4 million attributable to volume changes, excluding PPP loans, which was due to increases in average gross loans and leases held for investment, of $397.3 million, excluding PPP loans, and was offset by $8.1 million in income from PPP loans.

Interest Expense

2021 versus 2020

Interest expense for the year ended December 31, 2021 was $21.3 million, a decrease of $8.2 million, or 27.8%, from 2020. The decrease in interest expense was primarily due to $6.7 million decrease in the cost of interest-bearing deposits, due to the current rate environment, and a $1.5 million decrease in interest expense on long-term FHLB advances.

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

Provision for Credit Losses

The reversal of provision for credit losses for the year ended December 31, 2021 was $10.1 million and the provision for credit losses for the years ended December 31, 2020 and 2019, was $40.8 million, and $8.5 million, respectively. Net loan and lease charge-offs for the years ended December 31, 2021, 2020, and 2019 were $213 thousand, $4.6 million and $2.6 million, respectively. See Executive Overview for additional information.

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
Trust fee income	$8,403	$7,703	$7,826	$700	$(123)	9.1%	(1.6%)
Service charges on deposit accounts	5,504	4,845	5,946	659	(1,101)	13.6	(18.5)
Investment advisory commission and fee income	18,936	15,944	15,940	2,992	4	18.8	—
Insurance commission and fee income	16,357	16,087	16,571	270	(484)	1.7	(2.9)
Other service fee income	10,275	7,543	9,341	2,732	(1,798)	36.2	(19.2)
Bank owned life insurance income	3,981	2,940	3,179	1,041	(239)	35.4	(7.5)
Net gain on sales of investment securities	145	871	54	(726)	817	(83.4)	N/M
Net gain on mortgage banking activities	15,141	16,442	3,946	(1,301)	12,496	(7.9)	316.7
Other income	4,482	5,953	2,619	(1,471)	3,334	(24.7)	127.3
Total noninterest income	$83,224	$78,328	$65,422	$4,896	$12,906	6.3%	19.7%

2021 versus 2020

Noninterest income for the year ended December 31, 2021 was $83.2 million, an increase of $4.9 million, or 6.3%, compared to 2020.

Investment advisory commission and fee income increased $3.0 million, or 18.8%, for the year ended December 31, 2021, due to increased assets under management driven by new customer relationships and favorable market conditions. BOLI income increased $1.0 million, or 35.4%, for the year ended December 31, 2021, primarily due to proceeds from BOLI death benefits of $1.1 million.

Other service fee income increased $2.7 million, or 36.2%, for the year ended December 31, 2021, from the prior year. Interchange income increased $1.2 million for the year ended December 31, 2021, due to increased customer activity. Mortgage servicing fees increased $1.2 million for the year ended December 31, 2021, driven by an increase in retained servicing associated with elevated mortgage volume and reduced amortization due to decreased refinance activity and lower prepayment assumptions.

Net gain on mortgage banking activities decreased $1.3 million, or 7.9%, for the year ended December 31, 2021, due to a decrease in volume and contraction of margins.

Other income decreased $1.5 million, or 24.7%, for the year ended December 31, 2021. Fees on risk participation agreements for interest rate swaps decreased $3.5 million for the year ended December 31, 2021, driven by a decrease in customer demand. Gain on sale of small business administration (SBA) loans increased $1.3 million for the year ended December 31, 2021. This increase was reflective of the Corporation's continued commitment to delivering comprehensive financial solutions to small businesses through the expansion of the SBA lending team during the first half of 2021. Other income also increased $347 thousand driven by an increase in the fair value of equity securities during the year ended December 31, 2021.

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

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
Salaries, benefits and commissions	$104,191	$93,208	$88,289	$10,983	$4,919	11.8%	5.6%
Net occupancy	10,397	10,358	10,221	39	137	0.4	1.3
Equipment	3,899	3,841	4,170	58	(329)	1.5	(7.9)
Data processing	12,743	11,333	10,450	1,410	883	12.4	8.4
Professional fees	7,687	5,338	5,563	2,349	(225)	44.0	(4.0)
Marketing and advertising	2,063	1,975	2,594	88	(619)	4.5	(23.9)
Deposit insurance premiums	2,712	2,591	780	121	1,811	4.7	232.2
Intangible expenses	979	1,216	1,595	(237)	(379)	(19.5)	(23.8)
Restructuring charges	—	1,439	—	(1,439)	1,439	N/M	N/M
Other expense	22,738	23,699	22,428	(961)	1,271	(4.1)	5.7
Total noninterest expense	$167,409	$154,998	$146,090	$12,411	$8,908	8.0%	6.1%

2021 versus 2020

Noninterest expense for the year ended December 31, 2021 was $167.4 million, an increase of $12.4 million, or 8.0%, compared to 2020.

Salaries, benefits and commissions increased $11.0 million, or 11.8%, for the year ended December 31, 2021. The increase reflects our continued investment in revenue producing staff across all business lines and annual merit increases. Variable incentive compensation expenses increased $3.6 million from the prior year due to increased profitability. Additionally, the Corporation modified the vesting criteria for performance-based restricted stock grants in 2020 to better reflect the operating environment, which resulted in a benefit of $928 thousand in salaries, benefits and commissions in the fourth quarter of 2020.

Professional fees increased $2.3 million, or 44.0%, for the year ended December 31, 2021, primarily attributable to consulting fees totaling $1.5 million during 2021 in support of our Diversity, Equity and Inclusion program, training initiatives and treasury management product enhancements. Data processing expense increased $1.4 million, or 12.4%, primarily due to continued investments in our end-to-end loan origination solution for loans below $1.0 million, customer relationship management software, internal infrastructure improvements and outsourced data processing solutions.

Restructuring charges decreased $1.4 million for the year ended December 31, 2021. These charges related to the Corporation's financial center optimization plan announced in 2020. Other expense decreased $961 thousand, or 4.1%, primarily driven by extinguishment of long-term debt expense of $1.8 million for the year ended December 31, 2020, offset primarily by increases in interchange expense driven by increased customer activity.

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

Tax Provision

The provision for income taxes was $22.5 million, $10.0 million and $14.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, at effective rates of 19.7%, 17.5% and 17.9%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and leases. Excluding this impact, the effective tax rate was 21.2%, 21.3% and 21.1% for the years ended December 31, 2021, 2020, and 2019, respectively.

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Cash and cash equivalents	$890,150	$219,858	$670,292	304.9%
Investment securities, net of allowance for credit losses	496,989	373,176	123,813	33.2
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,186	28,183	3	—
Loans held for sale	21,600	37,039	(15,439)	(41.7)
Loans and leases held for investment	5,310,017	5,306,841	3,176	0.1
Allowance for credit losses, loans and leases	(71,924)	(83,044)	11,120	(13.4)
Premises and equipment, net	56,882	55,636	1,246	2.2
Operating lease right-of-use asset	30,407	34,325	(3,918)	(11.4)
Goodwill and other intangibles, net	187,358	181,425	5,933	3.3
Bank owned life insurance	118,699	117,718	981	0.8
Accrued interest receivable and other assets	54,057	65,339	(11,282)	(17.3)
Total assets	$7,122,421	$6,336,496	$785,925	12.4%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $670.3 million, or 304.9%, from December 31, 2020, primarily due to increased interest earning deposits at the Federal Reserve Bank of $678.9 million, resulting from excess cash on hand due to deposit growth exceeding the growth in loans and securities.

Investment Securities
Total investment securities at December 31, 2021 increased $123.8 million, or 33.2%, from December 31, 2020, primarily driven by purchases of $253.1 million, primarily of residential mortgage-backed securities, offset by $127.0 million in maturities and pay-downs, sales, and calls, and net amortization of purchased premiums and discounts of $2.8 million.

Table 3—Investment Securities

The following table shows the carrying amount of investment securities, net of allowance for credit losses, at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2021	2020	2019
U.S. government corporations and agencies	$6,999	$6,998	$7,297
State and political subdivisions	2,333	13,537	34,595
Residential mortgage-backed securities	391,089	258,422	303,515
Collateralized mortgage obligations	3,278	5,321	2,361
Corporate bonds	90,291	85,619	91,208
Equity securities	2,999	3,279	2,623
Total investment securities	$496,989	$373,176	$441,599

Table 4—Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of investment securities at amortized cost at December 31, 2021. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined, net of allowance for credit losses.

	1 Year or less		After 1 Year to 5 Years		After 5 Years to 10 Years		After 10 Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government corporations and agencies	$6,999	2.05%	$—	—%	$—	—%	$—	—%
State and political subdivisions	—	—	2,326	2.51	—	—		—
Residential mortgage-backed securities	31	4.79	153	2.06	7,494	2.42	384,929	1.69
Collateralized mortgage obligations	—	—	—	—	481	2.77	2,813	0.56
Corporate bonds	2,500	1.00	28,731	2.26	60,000	1.49	—	—
Total held-to- maturity and available-for-sale investment securities	$9,530	1.79%	$31,210	2.28%	$67,975	1.60%	$387,742	1.68%

At December 31, 2021, the Corporation had no reportable investments in any single issuer representing more than 10% of shareholders' equity.

Loans and Leases

Gross loans and leases held for investment at December 31, 2021 increased $3.2 million, or 0.1%, from December 31, 2020. Gross loans and leases held for investment, excluding the $452.0 million decrease in PPP loans, increased $455.2 million, or 9.4% from December 31, 2020. The growth in gross loans and leases held for investment, excluding PPP loans, was primarily due to increases in commercial, construction, commercial real estate loans, and residential mortgage loans and lease financings.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2021	2020	2019
Commercial, financial and agricultural	$956,396	$892,665	$947,029
Paycheck Protection Program	31,748	483,773	—
Real estate-commercial	2,718,535	2,458,872	2,040,441
Real estate-construction	283,918	243,355	232,595
Real estate-residential secured for business purpose	409,900	381,446	373,973
Real estate-residential secured for personal purpose	540,566	487,600	439,059
Real estate-home equity secured for personal purpose	158,909	166,609	174,435
Loans to individuals	25,504	27,482	29,883
Lease financings	184,541	165,039	149,421
Total loans and leases held for investment, net of deferred income	$5,310,017	$5,306,841	$4,386,836
Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity schedule of the loan and lease portfolio at December 31, 2021. Loans with variable rates or floating interest rates include adjustable rate instruments that may have longer than one month, and in some instances, multiple years of a fixed rate interest period.

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years to Fifteen Years	Due After Fifteen Years
Commercial, financial and agricultural	$255,346	$49,028	$165,505	$29,248	$11,565
Paycheck Protection Program	31,748	865	30,883	—	—
Real estate-commercial	1,274,460	117,681	958,164	198,440	175
Real estate-construction	50,487	6,736	31,437	2,314	10,000
Real estate-residential secured for business purpose	247,168	38,134	185,125	23,909	—
Real estate-residential secured for personal purpose	61,847	662	15,158	14,437	31,590
Real estate-home equity secured for personal purpose	6,327	1,434	846	3,996	51
Loans to individuals	9,322	4,483	3,320	1,243	276
Lease financings	184,541	59,386	122,526	2,629	—
Loans and leases with fixed predetermined interest rates	$2,121,246	$278,409	$1,512,964	$276,216	$53,657

Commercial, financial and agricultural	$701,050	$623,965	$54,625	$22,460	$—
Real estate-commercial	1,444,075	930,424	474,470	37,943	1,238
Real estate-construction	233,431	184,948	22,818	25,665	—
Real estate-residential secured for business purpose	162,732	60,881	93,357	8,494	—
Real estate-residential secured for personal purpose	478,719	27,375	58,440	392,904	—
Real estate-home equity secured for personal purpose	152,582	151,151	1,431	—	—
Loans to individuals	16,182	15,857	4	321	—
Loans with variable or floating interest rates	$3,188,771	$1,994,601	$705,145	$487,787	$1,238
Total gross loans and leases held for investment	$5,310,017	$2,273,010	$2,218,109	$764,003	$54,895

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

At December 31, 2021, nonaccrual loans and leases and accruing troubled debt restructured loans were $33.3 million and had a related allowance for credit losses on loans and leases of $11 thousand. At December 31, 2020, nonaccrual loans and leases and accruing troubled debt restructured loans were $31.7 million and had a related allowance for credit losses on loans and leases of $585 thousand. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Other real estate owned was $279 thousand at December 31, 2021, compared to $7.4 million at December 31, 2020. The decrease of $7.1 million was related to the sale of a commercial real estate property in the second quarter of 2021 which was transferred to other real estate owned in the second quarter of 2020.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; and Related Ratios

The following table details information pertaining to the Corporation's nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2021	2020	2019
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	$33,210	$31,692	$38,578
Accruing troubled debt restructured loans and lease modifications not included in the above	51	53	54
Accruing loans and leases, 90 days or more past due	498	1,392	143
Total nonperforming loans and leases	$33,759	$33,137	$38,775
Other real estate owned	279	7,355	516
Total nonperforming assets	$34,038	$40,492	$39,291

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$758	$14,069	$13,817

Loans and leases held for investment	$5,310,017	$5,306,841	$4,386,836
Allowance for credit losses, loans and leases	71,924	83,044	35,331

Allowance for credit losses, loans and leases / loans and leases held for investment	1.35%	1.56%	0.81%
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.63%	0.60%	0.88%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	216.57%	262.03%	91.58%

The following table provides additional information on the Corporation's nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2021	2020	2019	2018
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$33,210	$31,692	$38,578	$26,208
Nonaccrual loans and leases with partial charge-offs	1,429	4,227	1,966	2,210
Life-to-date partial charge-offs on nonaccrual loans and leases	536	2,377	1,320	1,320
Specific reserves on individually analyzed loans	11	585	2,108	1,415

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, which permitted such modifications not to be categorized as troubled debt restructurings. As of December 31, 2021, there were nine loan and lease modifications outstanding with principal balances totaling $6.2 million, which represented approximately 0.1% of the loan portfolio, excluding PPP loans. As of December 31, 2020, there were 72 loan modifications outstanding with principal balances totaling $68.0 million, which represented approximately 1.4% of the loan portfolio, excluding PPP loans. See Table 8 below for a breakdown of these loans by industry description.

Table 8—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of December 31, 2021:

(Dollars in thousands)	As of December 31, 2021
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
CRE - Retail	$350,373	8.0%	$—	—%
Animal Production	304,487	7.0	—	—
CRE - 1-4 Family Residential Investment	255,397	5.8	—	—
CRE - Office	235,078	5.4	—	—
CRE - Multi-family	222,488	5.1	—	—
Nursing and Residential Care Facilities	169,708	3.9	—	—
Hotels & Motels (Accommodation)	169,397	3.9	1,437	0.8
CRE - Industrial / Warehouse	169,329	3.9	—	—
Education	162,776	3.7	—	—
Specialty Trade Contractors	130,418	3.0	—	—
CRE - Mixed-Use - Residential	121,019	2.8	3,405	2.8
Merchant Wholesalers, Durable Goods	110,675	2.5	—	—
CRE - Medical Office	106,348	2.4	—	—
Homebuilding (tract developers, remodelers)	93,469	2.1	—	—
Real Estate Lenders, Secondary Market Financing	87,389	2.0	—	—
Crop Production	81,704	1.9	—	—
Motor Vehicle and Parts Dealers	78,292	1.8	—	—
Food Manufacturing	75,587	1.7	—	—
Wood Product Manufacturing	70,769	1.6	—	—
Rental and Leasing Services	69,048	1.6	—	—
Administrative and Support Services	66,529	1.5	—	—
Personal and Laundry Services	62,051	1.4	—	—
Food Services and Drinking Places	59,636	1.4	—	—
Fabricated Metal Product Manufacturing	58,924	1.3	—	—
Merchant Wholesalers, Nondurable Goods	57,114	1.3	—	—
Repair and Maintenance	53,820	1.2	—	—
Miniwarehouse / Self-Storage	51,987	1.2	—	—
Religious Organizations, Advocacy Groups	50,432	1.2	—	—
Industries with >$50 million in outstandings	$3,524,244	80.7%	$4,842	0.1%
Industries with <$50 million in outstandings	$844,505	19.3%	$981	0.1%
Total Commercial Loans	$4,368,749	100.0%	$5,823	0.1%

Consumer Loans and Lease Financings	Total Outstanding Balance		$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (1)
Real Estate-Residential Secured for Personal Purpose	$540,566		$338	0.1%
Real Estate-Home Equity Secured for Personal Purpose	158,909		—	—
Loans to Individuals	25,504		14	0.1
Lease Financings	184,541		33	—
Total Consumer Loans and Lease Financings	$909,520		$385	—%

Total	$5,278,269		$6,208	0.1%
(1) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs as of December 31, 2021.

Table 9—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial, financial and agricultural	$909,682	$16	—%	$906,823	$1,139	0.13%	$929,175	$1,598	0.17%
Paycheck Protection Program	281,484	—	—	342,920	—	—	—	—	—
Real estate-commercial	2,589,585	(204)	(0.01)	2,210,610	2,818	0.13	1,861,626	309	0.02
Real estate-construction	264,951	—	—	230,764	—	—	226,185	—	—
Real estate-residential secured for business purpose	399,926	147	0.04	377,192	113	0.03	364,254	10	—
Real estate-residential secured for personal purpose	521,240	—	—	464,967	181	0.04	415,661	119	0.03
Real estate-home equity secured for personal purpose	160,176	(64)	(0.04)	172,905	(15)	(0.01)	178,865	72	0.04
Loans to individuals	26,048	135	0.52	28,792	187	0.65	31,912	260	0.81
Lease financings	169,383	183	0.11	153,828	225	0.15	140,941	183	0.13
Total	$5,322,475	$213	—%	$4,888,801	$4,648	0.10%	$4,148,619	$2,551	0.06%

During the second quarter of 2020, the Corporation recorded a charge-off of $2.7 million related to one commercial real-estate loan borrower.

Table 10—Allowance for Credit Losses On Loans and Leases

The following table summarizes the allocation of the allowance for credit losses on loans and leases, and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
	2021			2020
(Dollars in thousands)	ACL	% of ACL to Total ACL	% of Loans to Total Loans	ACL	% of ACL to Total ACL	% of Loans to Total Loans
Commercial, financial and agricultural	$13,536	18.8%	18.0%	$13,584	16.4%	16.8%
Paycheck Protection Program	2	—	0.6	—	—	9.1
Real estate-commercial	41,095	57.1	51.2	52,230	62.9	46.4
Real estate-construction	4,575	6.4	5.3	3,298	4.0	4.6
Real estate-residential secured for business purpose	6,482	9.0	7.7	7,317	8.8	7.2
Real estate-residential secured for personal purpose	2,403	3.3	10.2	3,055	3.7	9.2
Real estate-home equity secured for personal purpose	1,028	1.4	3.0	1,176	1.4	3.1
Loans to individuals	363	0.5	0.5	533	0.6	0.5
Lease financings	2,290	3.2	3.5	1,701	2.0	3.1
Unallocated	150	0.2	N/A	150	0.2	N/A
Total	$71,924	100.0%	100.0%	$83,044	100.0%	100.0%
At December 31, 2021, the allowance for credit losses on individually analyzed loans was $11 thousand, or 0.03% of the balance of individually analyzed loans of $33.1 million. At December 31, 2020, the allowance for credit losses on individually analyzed loans was $585 thousand, or 1.9% of the balance of individually analyzed loans of $31.5 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The increase in goodwill of $3.0 million was related to the Sheaffer acquisition. Other intangible assets increased $3.0 million, primarily due to an increase of $2.5 million in customer-related intangibles related to the Sheaffer acquisition. There was no impairment of goodwill or identifiable intangibles recorded during 2019 through 2021. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Deposits	$6,055,124	5,242,715	$812,409	15.5%
Short-term borrowings	20,106	17,906	2,200	12.3
Long-term debt	95,000	110,000	(15,000)	(13.6)
Subordinated notes	98,874	183,515	(84,641)	(46.1)
Operating lease liabilities	33,453	37,690	(4,237)	(11.2)
Accrued interest payable and other liabilities	46,070	52,198	(6,128)	(11.7)
Total liabilities	$6,348,627	$5,644,024	$704,603	12.5%

Deposits

Total deposits increased $812.4 million, or 15.5%, from December 31, 2020, primarily due to increases in commercial, consumer and public fund deposits offset by a decrease in brokered deposits.

Table 11—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Noninterest-bearing deposits	$1,891,330	$1,599,333	$1,210,577
Interest-bearing checking deposits	850,713	692,049	500,295
Money market savings	1,366,762	1,113,039	995,403
Regular savings	983,752	874,366	802,865
Time deposits	498,638	572,103	677,199
Total average deposits	$5,591,195	$4,850,890	$4,186,339

At December 31, 2021 and 2020, the Corporation had $3.4 billion and $2.9 billion, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2021 and 2020, the Corporation had $119.9 million and $161.6 million, respectively, in time deposits in excess of $250,000 maturing disclosed in the table below. Brokered deposits in the amount of $15.0 million at December 31, 2020 are not included in time deposits more than $250,000. There were no brokered time deposits at December 31, 2021.

(Dollars in thousands)	For the Years Ended December, 31
Maturity Period	2021	2020
Due Three Months or Less	$14,405	$76,641
Due Over Three Months to Six Months	34,270	27,798
Due Over Six Months to Twelve Months	36,296	29,612
Due Over Twelve Months	34,924	27,544
Total	$119,895	$161,595

Borrowings

Total borrowings decreased $97.4 million from December 31, 2020 due to $85.0 million of redemptions of subordinated notes, which issued in 2015 and 2016, and a decrease of $15.0 million in long-term FHLB advances.

Short-term borrowings at December 31, 2021 included $20.1 million of customer repurchase agreements on an overnight basis. Long-term debt at December 31, 2021 included $95.0 million of FHLB advances and $98.9 million of subordinated notes. At December 31, 2021 and 2020, the Bank had outstanding short-term letters of credit with the FHLB totaling $831.8 million and $669.7 million, respectively, which were utilized to collateralize public fund deposits.

SHAREHOLDERS' EQUITY

The following table presents total shareholders' equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Common stock	157,784	157,784	$—	—%
Additional paid-in capital	299,181	296,186	2,995	1.0
Retained earnings	375,124	306,899	68,225	22.2
Accumulated other comprehensive loss	(16,353)	(22,144)	5,791	(26.2)
Treasury stock	(41,942)	(46,253)	4,311	(9.3)
Total shareholders' equity	$773,794	$692,472	$81,322	11.7%

The increase in shareholder's equity at December 31, 2021 of $81.3 million from December 31, 2020 was primarily related to an increase in retained earnings of $68.2 million. Retained earnings was impacted by net income of $91.8 million, partially offset by $23.5 million of cash dividends paid during the year. Accumulated other comprehensive loss decreased by $5.8 million, primarily due to unrealized gains of $5.4 million related to the defined benefit pension plans. Treasury stock decreased by $4.3 million, primarily related to $2.2 million of stock issued under dividend reinvestment and employee stock purchase plans and $1.9 million of stock options exercised.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 23, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

The Banking segment reported pre-tax income of $113.1 million in 2021, $53.2 million in 2020 and $74.4 million in 2019. See the section of this MD&A under the heading ""Results of Operations" and "Financial Condition" for a discussion of the key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $8.5 million in 2021 and $7.5 million in 2020 and 2019, which included noninterest income of $27.5 million in 2021, $23.8 million in 2020 and $23.9 million in 2019. The pre-tax income and noninterest income increased from 2020 primarily due to increased assets under management and supervision driven by favorable market conditions and new client relationships. Noninterest income decreased slightly in 2020 from 2019 primarily due to decreased asset values driven by volatile market performance throughout 2020. Wealth Management assets under management and supervision were $4.9 billion as of December 31, 2021, $4.1 billion as of December 31, 2020 and $3.8 billion as of December 31, 2019.

The Insurance segment reported pre-tax income of $3.4 million in 2021, $4.1 million in 2020 and $4.3 million in 2019, which included noninterest income of $17.0 million in 2021, $16.7 million in 2020 and $17.3 million in 2019. The decrease in pre-tax income in 2021 compared to 2020 was primarily due to increases in salary expense as we continue to invest in revenue producing positions. The increase in noninterest income in 2021 compared to 2020 was primarily due to an increase in premiums for commercial lines, which was $7.7 million and $7.2 million at December 31, 2021 and 2020, respectively, offset by a decrease in contingent commission income, which was $1.2 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. The decreases in pre-tax income and noninterest income in 2020 compared to 2019 was primarily due to a decrease in contingent commission income, which was $1.4 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.

Capital Adequacy

Capital guidelines assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2.

At December 31, 2021, the Corporation had a Tier 1 risk-based capital ratio of 11.08% and total risk-based capital ratio of 13.77%. At December 31, 2020, the Corporation had a Tier 1 capital ratio of 10.76% and total risk-based capital ratio of 15.31%. The Corporation continues to be in the "well-capitalized" category under regulatory standards. Details on the capital ratios can be found in Note 21, "Regulatory Matters," included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

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
The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure short-term rate exposure. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulation uses expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates company-developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets tend to decrease in value; conversely, as interest rates decline, fixed-rate assets tend to increase in value.

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

Table 12—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation's gap analysis at December 31, 2021:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$49,202	$49,202
Interest-earning deposits with other banks	840,948	—	—	—	—	840,948
Investment securities, net of allowance for credit losses	81,975	44,714	181,606	183,139	5,555	496,989
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	28,186	28,186
Loans held for sale	21,600	—	—	—	—	21,600
Loans and leases, net of allowance for credit losses	3,265,225	295,942	1,366,562	382,288	(71,924)	5,238,093
Other assets	—	—	—	—	447,403	447,403
Total assets	$4,209,748	$340,656	$1,548,168	$565,427	$458,422	$7,122,421
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$2,065,423	$2,065,423
Interest-bearing demand deposits	2,493,604	—	—	—	—	2,493,604
Savings deposits	1,011,931	—	—	—	—	1,011,931
Time deposits	69,175	183,010	218,817	13,164	—	484,166
Borrowings	20,106	—	193,874	—	—	213,980
Other liabilities	—	—	—	—	79,523	79,523
Shareholders' equity	—	—	—	—	773,794	773,794
Total liabilities and shareholders' equity	$3,594,816	$183,010	$412,691	$13,164	$2,918,740	$7,122,421
Interest rate swaps	$15,644	$—	$—	$—	$—
Incremental gap	$630,576	$157,646	$1,135,477	$552,263	$(2,460,318)
Cumulative gap	$630,576	$788,222	$1,923,699	$2,475,962
Cumulative gap as a percentage of interest-earning assets	9.4%	11.8%	28.7%	37.0%

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

The changes to net interest income are shown in the below table at December 31, 2021. The results suggest the Corporation's year-end balance sheet is asset sensitive as net interest income is projected to increase in a rising rate environment. The Corporation acknowledges that the excess liquidity at year end is materially elevated and significantly adds to the increased asset sensitivity modelled within the rising rate scenarios. Actual results will likely be different than modeled due to changes in excess liquidity and other numerous factors, including interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$56,478	31.51%
+200 basis points	38,932	21.72
+100 basis points	20,506	11.44
-100 basis points	(4,259)	(2.38)

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

The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review, and monitoring procedures in place to mitigate these risks. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk primarily by using $1.00 buyout leases and equipment finance agreements, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease term for the majority of the lease portfolio.

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

Liquidity

The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation's ability to ensure that sufficient cash flows and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings, certificates of deposit at maturity, operating expense and capital expenditures. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a daily basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

Commitments to extend credit are the Bank's most significant commitment in both the under and over one-year time periods. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1, "Summary of Significant Accounting Policies" of this Form 10-K.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. In the normal course of its business activities including lending, investing, receiving deposits and borrowing funds, the Corporation is subject to changes in the economic value and/or earnings potential of the assets and liabilities due to changes in interest rates. The Corporation's Investment Asset/Liability Management Committee is responsible for managing interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels. The Corporation's Board of Directors establishes policies that govern interest rate risk management.

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Rate Sensitivity.

Item 8.    Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Page
Report of Independent Registered Public Accounting Firm	47
Auditor Name: KPMG, LLP
Auditor Location: Philadelphia, PA
Auditor Firm ID: 185

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses, and its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, which established Accounting Standards Codification Topic 842, Leases.

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

Valuation of the allowance for credit losses related to pooled loans

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases was $71.9 million as of December 31, 2021, a portion of which is related to pooled loans (the collective ACL). The Company utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its collective ACL balance. The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. The Company estimated the collective ACL using a model that incorporates probability of default (PD) and loss given default (LGD) components. The PD model component incorporates economic factors into forecasting within the DCF model utilizing a method which generates PD rate inputs by analyzing how one or more economic factors, chosen based on statistical correlation to a loan pool’s performance, change the default rate using a statistical regression analysis. The reasonable and supportable forecasts and scenarios are based on the projected performance of the selected economic variables which are sourced from a third party. Management evaluated the likelihood of each scenario to determine a reasonable and supportable forecast, including the relevant economic factors (loss driver selection). Management utilizes a four quarter forecast period followed by a four quarter reversion to historical averages. The LGD model component is determined utilizing an estimation technique that derives a LGD input from segment specific risk curves that correlate LGD with PD. The effective interest rate of the underlying loans of the Company serves as the discount rate applied to the expected periodic cash flows. The collective ACL estimate also included consideration of the need for qualitative adjustments related to factors that are not fully captured in the quantitative model.

We identified the assessment of the collective ACL as a critical audit matter. Such assessment required complex auditor judgment, and specialized skills and knowledge in the industry due to significant measurement uncertainty. The assessment of the collective ACL encompassed the evaluation of the collective ACL methodology, including the assumptions used to estimate (1) the PD rate input and its key assumptions including loan pool segmentation, peer selection, the historical observation period, and loss driver selection, (2) the reasonable and supportable economic forecast and scenarios and (3) the LGD input. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL, including controls over the:

•governance and oversight over the collective ACL methodology
•development of the PD rate input and LGD rate input
•determination of the key assumptions used to estimate the PD rate input, reasonable and supportable economic forecast and scenarios, and the LGD rate input
•measurement and on-going monitoring of the collective ACL estimate.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used and considered, including the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:

•evaluating the Company's collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the assumptions used in determining the PD rate input, reasonable and supportable economic forecast, and LGD rate input, by inspecting management's model and methodology documentation and through comparisons against Company specific metrics and applicable industry and regulatory practices
•determining whether loans are pooled by similar risk characteristics by comparing to the Company's business and environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company's accounting practices
•potential bias in the accounting estimate.

We have served as the Company's auditor since 2004.
Philadelphia, Pennsylvania
February 25, 2022

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2021	2020

ASSETS
Cash and due from banks	$49,202	$62,555
Interest-earning deposits with other banks	840,948	157,303
Cash and cash equivalents	890,150	219,858
Investment securities held-to-maturity (fair value $178,402 and $156,325 at December 31, 2021 and 2020, respectively)	176,983	151,257
Investment securities available-for-sale (amortized cost $319,474 and $221,254, net of allowance for credit losses of $929 and $869 at December 31, 2021 and 2020, respectively)	317,007	218,640
Investments in equity securities	2,999	3,279
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	28,186	28,183
Loans held for sale	21,600	37,039
Loans and leases held for investment	5,310,017	5,306,841
Less: Allowance for credit losses, loans and leases	(71,924)	(83,044)
Net loans and leases held for investment	5,238,093	5,223,797
Premises and equipment, net	56,882	55,636
Operating lease right-of-use asset	30,407	34,325
Goodwill	175,510	172,559
Other intangibles, net of accumulated amortization	11,848	8,866
Bank owned life insurance	118,699	117,718
Accrued interest receivable and other assets	54,057	65,339
Total assets	$7,122,421	$6,336,496
LIABILITIES
Noninterest-bearing deposits	$2,065,423	$1,690,663
Interest-bearing deposits	3,989,701	3,552,052
Total deposits	6,055,124	5,242,715
Short-term borrowings	20,106	17,906
Long-term debt	95,000	110,000
Subordinated notes	98,874	183,515
Operating lease liabilities	33,453	37,690
Accrued interest payable and other liabilities	46,070	52,198
Total liabilities	6,348,627	5,644,024
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2021 and 2020; 31,556,799 shares issued at December 31, 2021 and 2020; 29,500,542 and 29,295,052 shares outstanding at December 31, 2021 and 2020, respectively	157,784	157,784
Additional paid-in capital	299,181	296,186
Retained earnings	375,124	306,899
Accumulated other comprehensive loss, net of tax benefit	(16,353)	(22,144)
Treasury stock, at cost; 2,056,257 and 2,261,747 shares at December 31, 2021 and 2020, respectively	(41,942)	(46,253)
Total shareholders' equity	773,794	692,472
Total liabilities and shareholders' equity	$7,122,421	$6,336,496
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019

Interest income
Interest and fees on loans and leases	$201,347	$193,105	$196,983
Interest and dividends on investment securities:
Taxable	6,136	7,842	10,660
Exempt from federal income taxes	170	678	1,420
Interest on deposits with other banks	661	574	2,876
Interest and dividends on other earning assets	1,417	1,746	2,154
Total interest income	209,731	203,945	214,093
Interest expense
Interest on demand deposits	5,581	7,724	18,633
Interest on savings deposits	1,114	2,057	3,660
Interest on time deposits	6,178	9,835	13,276
Interest on short-term borrowings	8	327	1,012
Interest on long-term debt and subordinated notes	8,467	9,641	8,280
Total interest expense	21,348	29,584	44,861
Net interest income	188,383	174,361	169,232
(Reversal of provision) provision for credit losses	(10,132)	40,794	8,511
Net interest income after provision for credit losses	198,515	133,567	160,721
Noninterest income
Trust fee income	8,403	7,703	7,826
Service charges on deposit accounts	5,504	4,845	5,946
Investment advisory commission and fee income	18,936	15,944	15,940
Insurance commission and fee income	16,357	16,087	16,571
Other service fee income	10,275	7,543	9,341
Bank owned life insurance income	3,981	2,940	3,179
Net gain on sales of investment securities	145	871	54
Net gain on mortgage banking activities	15,141	16,442	3,946
Other income	4,482	5,953	2,619
Total noninterest income	83,224	78,328	65,422
Noninterest expense
Salaries, benefits and commissions	104,191	93,208	88,289
Net occupancy	10,397	10,358	10,221
Equipment	3,899	3,841	4,170
Data processing	12,743	11,333	10,450
Professional fees	7,687	5,338	5,563
Marketing and advertising	2,063	1,975	2,594
Deposit insurance premiums	2,712	2,591	780
Intangible expenses	979	1,216	1,595
Restructuring charges	—	1,439	—
Other expense	22,738	23,699	22,428
Total noninterest expense	167,409	154,998	146,090
Income before income taxes	114,330	56,897	80,053
Income tax expense	22,529	9,981	14,334
Net income	$91,801	$46,916	$65,719
Net income per share:
Basic	$3.12	$1.60	$2.24
Diluted	3.11	1.60	2.24
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2021			2020			2019
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$114,330	$22,529	$91,801	$56,897	$9,981	$46,916	$80,053	$14,334	$65,719
Other comprehensive income (loss):
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	292	61	231	2,346	493	1,853	10,168	2,135	8,033
Provision for credit losses	60	13	47	569	119	450	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	(145)	(30)	(115)	(871)	(183)	(688)	(54)	(11)	(43)
Total net unrealized gains on available-for-sale investment securities	207	44	163	2,044	429	1,615	10,114	2,124	7,990
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	28	6	22	(553)	(116)	(437)	(420)	(88)	(332)
Less: reclassification adjustment for net losses (gains) realized in net income (2)	304	64	240	254	53	201	(22)	(5)	(17)
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	332	70	262	(299)	(63)	(236)	(442)	(93)	(349)
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	5,476	1,150	4,326	(3,772)	(792)	(2,980)	(2,308)	(485)	(1,823)
Less: amortization of net actuarial loss included in net periodic pension costs (3)	1,316	276	1,040	1,202	252	950	1,176	248	928
Less: accretion of prior service cost included in net periodic pension costs (3)	—	—	—	—	—	—	(181)	(38)	(143)
Total defined benefit pension plans	6,792	1,426	5,366	(2,570)	(540)	(2,030)	(1,313)	(275)	(1,038)
Other comprehensive income (loss)	7,331	1,540	5,791	(825)	(174)	(651)	8,359	1,756	6,603
Total comprehensive income	$121,661	$24,069	$97,592	$56,072	$9,807	$46,265	$88,412	$16,090	$72,322
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in interest expense on demand deposits on the consolidated statements of income (before tax amount).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 13, "Retirement Plans and Other Postretirement Benefits" for additional details.

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2018	29,270,852	$157,784	$292,401	$248,167	$(28,416)	$(45,803)	$624,133

Adjustment to initially apply ASU No. 2016-02 for leases	—	—	—	(1,525)	—	—	(1,525)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	—	—	(83)	83	—	—
Adjustment to initially apply ASU No. 2017-08 for premium amortization on purchased callable debt securities	—	—	—	(39)	—		(39)
Net income	—	—	—	65,719	—	—	65,719
Other comprehensive income, net of income tax	—	—	—	—	6,603	—	6,603
Cash dividends declared ($0.80 per share)	—	—	—	(23,437)	—	—	(23,437)
Stock-based compensation	—	—	2,277	—	—	—	2,277
Stock issued under dividend reinvestment and employee stock purchase plans	90,669	—	162	1	—	2,070	2,233
Exercise of stock options	69,038	—	(182)	—	—	1,385	1,203
Cancellations of performance-based restricted stock awards	(17,349)	—	341	—	—	(341)	—
Purchases of treasury stock	(78,581)	—	—	—	—	(2,045)	(2,045)
Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122

Adjustment to initially apply ASU No. 2016-13 for CECL	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	46,916	—	—	46,916
Other comprehensive loss, net of income tax benefit	—	—	—	—	(651)	—	(651)
Cash dividends declared ($0.60 per share)	—	—	—	(17,522)	—	—	(17,522)
Stock-based compensation	—	—	1,367	(14)	—	—	1,353
Stock issued under dividend reinvestment and employee stock purchase plans	140,721	—	(197)	—	—	2,566	2,369
Vesting of restricted stock units, net of shares withheld to cover taxes	13,175	—	(346)	—	—	276	(70)
Exercise of stock options	21,500	—	(55)	—	—	439	384
Cancellations of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(200,196)	—	—	—	—	(4,382)	(4,382)
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472

Net income	—	—	—	91,801	—	—	91,801
Other comprehensive income, net of income tax	—	—	—	—	5,791	—	5,791
Cash dividends declared ($0.80 per share)	—	—	—	(23,519)	—	—	(23,519)
Stock-based compensation	—	—	3,513	(56)	—	—	3,457
Stock issued under dividend reinvestment and employee stock purchase plans	86,187	—	153	(1)	—	2,232	2,384
Vesting of restricted stock units, net of shares withheld to cover taxes	43,963	—	(1,153)	—	—	798	(355)
Exercise of stock options	93,033	—	155	—	—	1,903	2,058
Cancellations of performance-based restricted stock awards	(7,199)	—	327	—	—	(327)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$91,801	$46,916	$65,719
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of provision) provision for credit losses	(10,132)	40,794	8,511
Depreciation of premises and equipment	4,662	4,780	5,277
Net gain on sales of investment securities	(145)	(871)	(54)
Net gain on mortgage banking activities	(15,141)	(16,442)	(3,946)
Bank owned life insurance income	(3,981)	(2,940)	(3,179)
Net amortization of investment securities premiums and discounts	2,676	2,594	1,738
Amortization, fair market value adjustments and capitalization of servicing rights	(1,470)	218	141
Net (accretion) amortization of acquisition accounting fair value adjustments	(144)	42	(761)
Stock-based compensation	3,698	1,480	2,348
Intangible expenses	979	1,216	1,595
Other adjustments to reconcile net income to cash used in by operating activities	(4,963)	(5,485)	(1,635)
Deferred tax expense (benefit)	3,553	(9,854)	(1,807)
Originations of loans held for sale	(495,710)	(484,842)	(227,083)
Proceeds from the sale of loans held for sale	527,855	468,070	227,473
Contributions to pension and other postretirement benefit plans	(265)	(270)	(266)
Increase in accrued interest receivable and other assets	(3,131)	(2,835)	(2,332)
Increase in accrued interest payable and other liabilities	2,195	8,608	1,409
Net cash provided by operating activities	102,337	51,179	73,148
Cash flows from investing activities:
Net cash paid due to acquisitions	(3,820)	—	—
Proceeds from sale of premises and equipment	—	4	1,410
Purchases of premises and equipment	(5,878)	(3,753)	(3,856)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	64,583	81,850	34,207
Proceeds from maturities, calls and principal repayments of securities available-for-sale	50,431	54,758	67,020
Proceeds from sales of securities available-for-sale	4,636	66,421	26,494
Purchases of investment securities held-to-maturity	(91,979)	(43,115)	(84,733)
Purchases of investment securities available-for-sale	(154,270)	(91,273)	(2,993)
Proceeds from sales of money market mutual funds	7,328	12,297	5,035
Purchases of money market mutual funds	(6,887)	(13,139)	(5,413)
Net (increase) decrease in other investments	(3)	71	83
Proceeds from sale of loans originally held-for-investment	996	14,416	—
Net increase in loans and leases	(2,171)	(947,204)	(381,343)
Proceeds from sales of other real estate owned	7,255	1,275	720
Proceeds from bank owned life insurance	3,000	—	—
Net cash used in investing activities	(126,779)	(867,392)	(343,369)
Cash flows from financing activities:
Net increase in deposits	812,375	882,625	474,190
Net increase (decrease) in short-term borrowings	2,200	(774)	(171,088)
Proceeds from issuance of long-term debt	—	125,000	25,000
Repayment of long-term debt	(15,000)	(165,000)	(20,000)
Proceeds from issuance of subordinated notes	—	100,000	—
Subordinated notes issuance costs	—	(1,552)	—
Repayment of subordinated notes	(85,000)	(10,000)	—
Payment of contingent consideration on acquisitions	(58)	(121)	(129)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(355)	(70)	—
Purchases of treasury stock	(295)	(4,382)	(2,045)
Stock issued under dividend reinvestment and employee stock purchase plans	2,384	2,369	2,233
Proceeds from exercise of stock options	2,058	384	1,203
Cash dividends paid	(23,575)	(17,536)	(23,435)

Net cash provided by financing activities	694,734	910,943	285,929
Net increase in cash and cash equivalents	670,292	94,730	15,708
Cash and cash equivalents at beginning of year	219,858	125,128	109,420
Cash and cash equivalents at end of period	$890,150	$219,858	$125,128

	For the Years Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,824	$29,233	$44,479
Cash paid for income taxes, net of refunds	26,589	17,316	17,171
Non cash transactions:
Transfer of loans to other real estate owned	$126	$8,405	$71
Transfer of loans to loans held for sale	996	14,416	—
Contingent consideration recorded as goodwill	1,618	—	—
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

Note 1. Summary of Significant Accounting Policies

Organization

Univest Financial Corporation (the Corporation) through its wholly-owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. The Bank is the parent company of Girard Investment Services, LLC, a full-service registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm, and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency, and Univest Capital, Inc., an equipment financing business. The Bank's subsidiaries enhance the traditional banking services provided by the Bank.
The Bank serves Bucks, Berks, Chester, Cumberland, Dauphin, Delaware, Lancaster, Lehigh, Montgomery, Northampton, Philadelphia and York Counties in Pennsylvania and Atlantic, Burlington and Cape May Counties in New Jersey through 37 banking offices and provides banking services to the residents and employees of 14 retirement communities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, including the Bank as the Corporation's primary subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation. Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Corporation.

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

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of estimated income taxes. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Securities purchased with the intention of recognizing short-term profits are placed in a trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2021 or 2020.

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

Accrued interest receivable on held-to-maturity debt securities totaled $414 thousand at December 31, 2021 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Corporation obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario, or a combination of scenarios, in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale debt securities totaled $593 thousand at December 31, 2021 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Investment Securities - Prior to ASU No. 2016-13 adoption

The Corporation adopted ASU No. 2016-13 effective January 1, 2020. Financial statement amounts related to Investment Securities recorded as of December 31, 2019 and for the period ended December 31, 2019 is presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2019.

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2019. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of estimated income taxes, reflected in accumulated other comprehensive income, a separate component of shareholders' equity. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

At December 31, 2021 and 2020, the Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the Federal Home Loan Bank (FHLB), and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held $13.5 million of FHLB stock at December 31, 2021 and 2020. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and periodically evaluated for impairment based on ultimate recovery of par value. The Corporation determined there was no impairment of its investments in these stocks at December 31, 2021 or 2020.

Loans Held for Sale

The Corporation may elect the fair value option for loans intended for sale in the secondary market. This election is made on a loan level basis at the time of origination. If the fair value option is not elected, loans held for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2021 and 2020, loans held for sale were accounted for under the fair value option. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.

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

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus during the years ended December 31, 2020 and 2021. In accordance with such guidance, these loans and leases were not categorized as troubled debt restructurings.

Accrued interest receivable on loans and leases held for investment totaled $11.9 million at December 31, 2021 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. $11.5 million of this amount is excluded from the estimate of expected credit losses. $355 thousand of this amount represents accrued interest receivable on loans that were modified in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus and includes an allowance for credit losses of $5 thousand.

Overdraft deposits are reclassified as loans and are included in the total loans and leases on the balance sheet.

Loan and Lease Fees

Fees collected upon loan or lease originations and certain direct costs of originating loans and leases are deferred and recognized over the contractual lives of the related loans and leases as yield adjustments using the interest method. Upon prepayment or other disposition of the underlying loans and leases before their contractual maturities, any associated unearned fees or unamortized costs are recognized. Initial direct costs, comprised of commissions paid that would not have been incurred if the lease had not been obtained, are deferred and amortized over the life of the contract, and are classified within net interest income.

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses (ACL) on loans and leases is a valuation account that is used to present the net amount expected to be collected on a loan or lease. The ACL on loans and leases is measured on a collective (pooled) basis when similar risk characteristics exist. The ACL on loans and leases is adjusted through provision for credit losses as a charge against, or credit to, earnings. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and any subsequent recoveries are credited to the ACL on loans and leases. Management evaluates the ACL on loans and leases on a quarterly basis and when changes in the reserve are necessary, an adjustment is made. The ACL on loans and leases is included within Allowance for credit losses, loans and leases on the consolidated balance sheet. Changes in the ACL on loans and leases are recorded within Provision for credit losses on the consolidated statements of income.

Management utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis of such loans and leases to determine its allowance for credit loss balance.

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

The key inputs to the DCF model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) recovery delay, (5) reasonable and supportable economic forecasts, (6) forecast reversion period, (7) expected recoveries on charged off loans, and (8) discount rate.

Probability of Default (PD)

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selects economic factors for each loan pool that have strong correlations to historical default rates, and reviews the economic factors selected on an annual basis. For the period ended December 31, 2021, the factors management selected were unemployment rate, GDP, and housing pricing index.

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

Recovery Delay

The recovery delay input within the DCF calculation represents an estimate of the period of time between when a modeled default occurs and the ultimate resolution of that default, specifically the portion of that default that does not result in a loss. Management analyzes historical recovery activity on previous default activity to subjectively determine an appropriate recovery delay for each pool.

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario and utilizes a single scenario, or a combination of scenarios, in the model.

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

Reserve for Loan and Lease Losses - Prior to ASU No. 2016-13 adoption

The Corporation adopted ASU No. 2016-13 effective January 1, 2020. Financial statement amounts related to the Allowance For Credit Losses On Loans and Leases recorded as of December 31, 2019 and for the period ended December 31, 2019 is presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Goodwill and Other Intangible Assets

The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized using the sum of the year's digits over their estimated useful lives of up to fifteen years. Customer-related intangibles are the value associated with the existing customer base acquired in business combinations accounted for under the purchase method. Customer-related intangibles are amortized over their estimated useful lives of five to twelve years. The Corporation performs an assessment of goodwill at least on an annual basis or more often if events and circumstances indicate that a goodwill impairment test should be performed. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The Corporation has selected October 31st as the date to perform the annual impairment test.

Servicing rights are recognized as separate assets when loans are sold and the servicing rights are retained. Capitalized servicing rights are reported in other intangible assets on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Servicing rights are evaluated for impairment, on a quarterly basis, based upon the estimated fair value of the rights as compared to their amortized cost. The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the portfolios serviced. The impairment test stratifies servicing assets based on predominant risk characteristics of the underlying financial assets such as the term and interest rate. In conjunction with the impairment test, the Corporation records a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost. Subsequent changes in the valuation of the assets are recorded as either an increase or a reduction of the valuation allowance, however, if the fair value exceeds amortized cost, such excess will not be recognized.

Bank Owned Life Insurance

The Corporation has invested in bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Corporation for certain employees. The Corporation is the owner and beneficiary of the policies, however certain policies include split-dollar endorsements. Under these endorsements, beneficiaries of the insured individuals are entitled to a portion of the proceeds from the policy upon death of the insured. The life insurance investment is carried at the net cash surrender value of the underlying policies. Changes in the net cash surrender value of these policies are reflected in noninterest income. Proceeds from and purchases of bank-owned life insurance are reflected on the consolidated statements of cash flows under investing activities. The Corporation recognizes a liability for the future death benefit for certain endorsement split-dollar life insurance arrangements that provide an employee with a death benefit in a postretirement period.

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

Retirement Plans and Other Postretirement Benefits

Substantially all employees who were hired before December 8, 2009 are covered by a non-contributory retirement plan. Effective December 31, 2009, the benefits previously accrued under the non-contributory retirement plan were frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion, the plan provided benefits based on a formula of each participant's final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Employees hired on or after December 8, 2009 are not eligible to participate in the non-contributory retirement plan. The Corporation also maintains a non-qualified benefit plan that provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. This non-qualified benefit plan is not offered to new participants and all current participants are now retired. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation's measurement date for plan assets and obligations is fiscal year-end. The Corporation recognizes on its consolidated balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan, which was established in 1981 prior to the existence of 401(k) deferred salary savings, employee stock purchase and long-term incentive plans, and therefore is not offered to new participants. All current participants are now retired. This non-qualified plan is accounted for under guidance for deferred compensation arrangements.

Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the underlying transaction is recognized in earnings. To determine fair value, the Corporation uses third-party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date.

The Corporation may use interest-rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The entire change in the fair values of the derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in interest income. In a fair value hedge, the entire change in the fair values of the interest rate swap and hedged item included in the assessment of hedge effectiveness is recorded in interest income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

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

Off-balance Sheet Commitments and Reserve for Unfunded Commitments

Commitments are made to accommodate the financial needs of customers. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Corporation maintains a reserve for off-balance sheet credit exposures that are currently unfunded. Management calculates funding rates using historical loan level data at the portfolio level. The current quarter's funding rate is subtracted from the maximum historical funding rate which is then applied to each pool's total available line of credit. The applicable ACL pool level loss rates for the current quarter are then applied to calculate the reserve for unfunded commitments liability each period.

The reserve for off-balance sheet credit exposures is included within Accrued expenses and other liabilities on the consolidated balance sheet. Changes in the reserve for off-balance sheet credit exposures are recorded within Provision for credit losses on the consolidated statement of income.

Lease Liabilities and Right-of-Use Assets

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2021, the Corporation's leases have remaining terms of 16 months to 22 years.

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

Accounting Pronouncements Adopted in 2021

In August 2018, the FASB issued ASU No. 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Disclosures removed by this ASU include the following: (1) amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; and (3) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additional disclosures required by this ASU include: (1) the weighted-average interest crediting rates used in an entity's cash balance pension plans and other similar plans; and (2) explanations for reasons for significant changes in the benefit obligation or plan assets. All amendments should be applied retrospectively. This ASU was effective on January 1, 2021 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. This ASU was effective on January 1, 2021 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Corporation, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Corporation is in the process of evaluating the amendments and determining the impact on our financial statements.

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

In October 2021, the FASB issued ASU No. 2021-08, which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU is effective for fiscal years beginning after December 15, 2022 or January 1, 2023 for the Corporation. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2021	2020	2019
Numerator:
Net income	$91,801	$46,916	$65,719
Net income allocated to unvested restricted stock awards	(26)	(69)	(236)
Net income allocated to common shares	$91,775	$46,847	$65,483
Denominator:
Weighted average shares outstanding	29,403	29,244	29,300
Average unvested restricted stock awards	(8)	(46)	(107)
Denominator for basic earnings per share—weighted-average shares outstanding	29,395	29,198	29,193
Effect of dilutive securities—employee stock options and restricted stock units	159	70	68
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,554	29,268	29,261
Basic earnings per share	$3.12	$1.60	$2.24
Diluted earnings per share	$3.11	$1.60	$2.24
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	277	491	325

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The average balances of cash on deposit at the Federal Reserve Bank of Philadelphia were $471.7 million and $270.7 million for the years ended December 31, 2021 and 2020, respectively. There were no reserve requirements at December 31, 2021 or 2020 as a result of the Federal Reserve Board reducing the reserve requirement ratios to zero during the first quarter of 2020.

The Corporation maintains interest-earning deposit accounts at other financial institutions and pledges certain of these deposits as collateral for credit derivatives and interest rate swap agreements. At December 31, 2021 and 2020, the Corporation had $100 thousand of deposits pledged for interest rate swap agreements. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Acquisition

Paul I. Sheaffer Insurance Agency

On December 1, 2021, Univest Insurance, LLC, the Bank's insurance subsidiary, completed the acquisition of certain assets of the Paul I. Sheaffer Insurance Agency, a full-service firm providing insurance solutions to businesses and individuals in Central Pennsylvania.

The Corporation paid $3.8 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending November 30, 2024, based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). The potential aggregate cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $1.9 million over the next three years. As a result of the acquisition, the Corporation recorded goodwill of $3.0 million and customer-related intangibles of $2.5 million. The goodwill is expected to be deductible for tax purposes. The customer-related intangibles are being amortized over nine years using the sum-of-the-years-digits amortization method.

Note 5. Investment Securities

The following tables show the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at December 31, 2021 and 2020, by contractual maturity within each type:

	At December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$6,999	$34	$—	$—	$7,033
	6,999	34	—	—	7,033
Residential mortgage-backed securities:
After 5 years to 10 years	5,208	194	—	—	5,402
Over 10 years	164,776	2,175	(984)	—	165,967
	169,984	2,369	(984)	—	171,369
Total	$176,983	$2,403	$(984)	$—	$178,402
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,326	$7	$—	$—	$2,333
	2,326	7	—	—	2,333
Residential mortgage-backed securities:
Within 1 year	31	—	—	—	31
After 1 year to 5 years	153	5	—	—	158
After 5 years to 10 years	2,286	82	—	—	2,368
Over 10 years	220,153	671	(2,276)	—	218,548
	222,623	758	(2,276)	—	221,105
Collateralized mortgage obligations:
After 5 years to 10 years	481	7	—	—	488
Over 10 years	2,813	—	(23)	—	2,790
	3,294	7	(23)	—	3,278
Corporate bonds:
Within 1 year	2,500	4	—	—	2,504
After 1 year to 5 years	28,731	755	(67)	(51)	29,368
After 5 years to 10 years	60,000	—	(703)	(878)	58,419
	91,231	759	(770)	(929)	90,291
Total	$319,474	$1,531	$(3,069)	$(929)	$317,007

	At December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$6,998	$171	$—	$—	$7,169
	6,998	171	—	—	7,169
Residential mortgage-backed securities:
After 5 years to 10 years	6,325	253	—	—	6,578
Over 10 years	137,934	4,644	—	—	142,578
	144,259	4,897	—	—	149,156
Total	$151,257	$5,068	$—	$—	$156,325
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$3,560	$33	$—	$—	$3,593
After 5 years to 10 years	9,881	63	—	—	9,944
	13,441	96	—	—	13,537
Residential mortgage-backed securities:
After 1 year to 5 years	323	10	—	—	333
After 5 years to 10 years	1,664	58	—	—	1,722
Over 10 years	110,018	2,153	(63)	—	112,108
	112,005	2,221	(63)	—	114,163
Collateralized mortgage obligations:
After 5 years to 10 years	754	21	—	—	775
Over 10 years	4,561	—	(15)	—	4,546
	5,315	21	(15)	—	5,321
Corporate bonds:
Within 1 year	499	2	—	—	501
After 1 year to 5 years	29,498	1,440	—	(16)	30,922
After 5 years to 10 years	60,496	3	(5,450)	(853)	54,196
	90,493	1,445	(5,450)	(869)	85,619
Total	$221,254	$3,783	$(5,528)	$(869)	$218,640

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

Securities with a carrying value of $281.7 million and $249.6 million at December 31, 2021 and 2020, respectively, were pledged to secure public funds deposits and other contractual obligations. In addition, securities of $23.0 million and $32.6 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2021 and 2020, respectively. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Securities available-for-sale:
Proceeds from sales	$4,636	$66,421	$26,494
Gross realized gains on sales	145	885	78
Gross realized losses on sales	—	14	24
Tax expense related to net realized gains on sales	30	183	11
At December 31, 2021 and 2020, there were no reportable investments in any single issuer representing more than 10% of shareholders' equity.
The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2021 and 2020, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$89,837	$(984)	$—	$—	$89,837	$(984)
Total	$89,837	$(984)	$—	$—	$89,837	$(984)
Securities Available-for-Sale
Residential mortgage-backed securities	$164,326	$(1,816)	$12,097	$(460)	$176,423	$(2,276)
Collateralized mortgage obligations	2,790	(23)	—	—	2,790	(23)
Corporate bonds	779	(1)	—	—	779	(1)
Total	$167,895	$(1,840)	$12,097	$(460)	$179,992	$(2,300)

At December 31, 2020
Securities Held-to-Maturity
Total	$—	$—	$—	$—	$—	$—
Securities Available-for-Sale
Residential mortgage-backed securities	$13,677	$(62)	$31	$(1)	$13,708	$(63)
Collateralized mortgage obligations	4,545	(15)	—	—	4,545	(15)
Total	$18,222	$(77)	$31	$(1)	$18,253	$(78)

At December 31, 2021, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $89.8 million, including unrealized losses of $984 thousand. These holdings were comprised of sixteen federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended December 31, 2021 or 2020. Accrued interest receivable on held-to-maturity debt securities totaled $414 thousand at December 31, 2021 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At December 31, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $180.0 million, including unrealized losses of $2.3 million. These holdings were comprised of (1) 36 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two investment grade corporate bonds and (3) one collateralized mortgage obligation bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $593 thousand at December 31, 2021 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the years ended December 31, 2021 and 2020 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
For the Year Ended December 31, 2021
Securities Available-for-Sale
Beginning balance	$(869)
Additions for securities for which no previous expected credit losses were recognized	(44)
Change in securities for which a previous expected credit loss was recognized	(16)
Ending balance	$(929)

For the Year Ended December 31, 2020
Securities Available-for-Sale
Beginning balance	$—
Adjustment to initially apply ASU No. 2016-13 for CECL	(300)
Change in securities for which a previous expected credit loss was recognized	(569)
Ending balance	$(869)

At December 31, 2021, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $66.2 million, including unrealized losses of $1.7 million, and allowance for credit losses of $929 thousand. These holdings were comprised of 22 investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $161 thousand net gain and a $186 thousand net loss on equity securities during the years ended December 31, 2021 and 2020, respectively, in other noninterest income. There were no sales of equity securities during the years ended December 31, 2021 or 2020.

Note 6. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2021	2020
Commercial, financial and agricultural	$956,396	$892,665
Paycheck Protection Program	31,748	483,773
Real estate-commercial	2,718,535	2,458,872
Real estate-construction	283,918	243,355
Real estate-residential secured for business purpose	409,900	381,446
Real estate-residential secured for personal purpose	540,566	487,600
Real estate-home equity secured for personal purpose	158,909	166,609
Loans to individuals	25,504	27,482
Lease financings	184,541	165,039
Total loans and leases held for investment, net of deferred income	5,310,017	5,306,841
Less: Allowance for credit losses, loans and leases	(71,924)	(83,044)
Net loans and leases held for investment	$5,238,093	$5,223,797

Imputed interest on lease financings, included in the above table	$(19,104)	$(17,670)
Net deferred costs (fees), included in the above table	3,408	(2,903)
Overdraft deposits included in the above table	4,268	948

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at December 31, 2021 and 2020:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2021
Commercial, financial and agricultural	$3,407	$894	$—	$4,301	$951,647	$955,948	$448	$956,396
Paycheck Protection Program	367	—	—	367	31,381	31,748	—	31,748
Real estate—commercial real estate and construction:
Commercial real estate	234	—	—	234	2,690,401	2,690,635	27,900	2,718,535
Construction	—	—	—	—	283,918	283,918	—	283,918
Real estate—residential and home equity:
Residential secured for business purpose	542	—	216	758	406,955	407,713	2,187	409,900
Residential secured for personal purpose	2,976	162	—	3,138	535,379	538,517	2,049	540,566
Home equity secured for personal purpose	646	129	—	775	157,589	158,364	545	158,909
Loans to individuals	90	27	180	297	25,207	25,504	—	25,504
Lease financings	774	397	102	1,273	183,187	184,460	81	184,541
Total	$9,036	$1,609	$498	$11,143	$5,265,664	$5,276,807	$33,210	$5,310,017

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2020
Commercial, financial and agricultural	$1,104	$279	$50	$1,433	$888,405	$889,838	$2,827	$892,665
Paycheck Protection Program	—	—	—	—	483,773	483,773	—	483,773
Real estate—commercial real estate and construction:
Commercial real estate	3,230	859	945	5,034	2,431,099	2,436,133	22,739	2,458,872
Construction	361	—	—	361	242,994	243,355	—	243,355
Real estate—residential and home equity:
Residential secured for business purpose	3,726	603	—	4,329	374,331	378,660	2,786	381,446
Residential secured for personal purpose	6,057	80	—	6,137	479,377	485,514	2,086	487,600
Home equity secured for personal purpose	607	32	—	639	164,923	165,562	1,047	166,609
Loans to individuals	190	74	185	449	27,033	27,482	—	27,482
Lease financings	898	291	212	1,401	163,431	164,832	207	165,039
Total	$16,173	$2,218	$1,392	$19,783	$5,255,366	$5,275,149	$31,692	$5,306,841

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2021 and 2020.

	At December 31,
	2021				2020
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$448	$—	$—	$448	$2,827	$—	$50	$2,877
Real estate—commercial real estate and construction:
Commercial real estate	27,900	—	—	27,900	22,739	—	945	23,684
Real estate—residential and home equity:
Residential secured for business purpose	2,187	—	216	2,403	2,786	—	—	2,786
Residential secured for personal purpose	2,049	—	—	2,049	2,086	—	—	2,086
Home equity secured for personal purpose	545	51	—	596	1,047	53	—	1,100
Loans to individuals	—	—	180	180	—	—	185	185
Lease financings	81	—	102	183	207	—	212	419
Total	$33,210	$51	$498	$33,759	$31,692	$53	$1,392	$33,137
 * Includes nonaccrual troubled debt restructured loans of $758 thousand and $14.1 million at December 31, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of December 31, 2021 and 2020.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At December 31, 2021
Commercial, financial and agricultural	$448	$—	$448	$—
Real estate-commercial	27,818	82	27,900	—
Real estate-residential secured for business purpose	2,187	—	2,187	216
Real estate-residential secured for personal purpose	2,049	—	2,049	—
Real estate-home equity secured for personal purpose	545	—	545	—
Loans to individuals	—	—	—	180
Lease financings	—	81	81	102
Total	$33,047	$163	$33,210	$498
At December 31, 2020
Commercial, financial and agricultural	$2,187	$640	$2,827	$50
Real estate-commercial	22,739	—	22,739	945
Real estate-residential secured for business purpose	2,663	123	2,786	—
Real estate-residential secured for personal purpose	1,958	128	2,086	—
Real estate-home equity secured for personal purpose	1,047	—	1,047	—
Loans to individuals	—	—	—	185
Lease financings	—	207	207	212
Total	$30,594	$1,098	$31,692	$1,392

For the year ended December 31, 2021, $19 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2021 and 2020.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2021
Commercial, financial and agricultural	$273	$—	$175	$448
Real estate-commercial	27,900	—	—	27,900
Real estate-residential secured for business purpose	2,187	—	—	2,187
Real estate-residential secured for personal purpose	2,049	—	—	2,049
Real estate-home equity secured for personal purpose	545	—	—	545
Lease financings	—	81	—	81
Total	$32,954	$81	$175	$33,210

(Dollars in thousands)	Real Estate	Other (1)	None (3)	Total
At December 31, 2020
Commercial, financial and agricultural	$1,351	$1,194	$282	$2,827
Real estate-commercial	22,739	—	—	22,739
Real estate-residential secured for business purpose	2,786	—	—	2,786
Real estate-residential secured for personal purpose	2,086	—	—	2,086
Real estate-home equity secured for personal purpose	1,047	—	—	1,047
Lease financings	—	207	—	207
Total	$30,009	$1,401	$282	$31,692
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed by the SBA.
(3) Loans fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2021. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real-estate commercial loans, Real-estate construction loans and Real estate-residential secured for a business purpose loans by credit quality indicator at December 31, 2021 and 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$215,197	$79,739	$69,618	$52,507	$23,253	$49,827	$442,288	$932,429
2. Special Mention	1,001	3,459	2,389	394	428	1,231	10,162	19,064
3. Substandard	—	—	—	—	16	200	4,687	4,903
Total	$216,198	$83,198	$72,007	$52,901	$23,697	$51,258	$457,137	$956,396

Paycheck Protection Program
Risk Rating
1. Pass	$31,554	$194	$—	$—	$—	$—	$—	$31,748
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$31,554	$194	$—	$—	$—	$—	$—	$31,748

Real Estate-Commercial
Risk Rating
1. Pass	$802,878	$858,426	$407,944	$155,892	$195,756	$172,702	$48,354	$2,641,952
2. Special Mention	2,567	14,338	23,134	—	916	5,630	98	46,683
3. Substandard	—	22,055	3,405	1,995	1,110	1,335	—	29,900
Total	$805,445	$894,819	$434,483	$157,887	$197,782	$179,667	$48,452	$2,718,535

Real Estate-Construction
Risk Rating
1. Pass	$137,622	$59,952	$38,592	$9,995	$198	$—	$8,543	$254,902
2. Special Mention	4,684	500	3,832	20,000	—	—	—	29,016
3. Substandard	—	—	—	—	—	—	—	—
Total	$142,306	$60,452	$42,424	$29,995	$198	$—	$8,543	$283,918

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$154,423	$84,982	$51,970	$34,373	$28,852	$25,819	$25,564	$405,983
2. Special Mention	210	352	—	—	73	1,093	—	1,728
3. Substandard	—	—	—	45	24	1,549	571	2,189
Total	$154,633	$85,334	$51,970	$34,418	$28,949	$28,461	$26,135	$409,900

Totals By Risk Rating
1. Pass	$1,341,674	$1,083,293	$568,124	$252,767	$248,059	$248,348	$524,749	$4,267,014
2. Special Mention	8,462	18,649	29,355	20,394	1,417	7,954	10,260	96,491
3. Substandard	—	22,055	3,405	2,040	1,150	3,084	5,258	36,992
Total	$1,350,136	$1,123,997	$600,884	$275,201	$250,626	$259,386	$540,267	$4,400,497

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$162,547	$93,967	$74,722	$38,906	$17,371	$56,053	$427,336	$870,902
2. Special Mention	2,723	783	316	500	777	1,144	8,318	14,561
3. Substandard	—	430	362	28	—	627	5,755	7,202
Total	$165,270	$95,180	$75,400	$39,434	$18,148	$57,824	$441,409	$892,665

Paycheck Protection Program
Risk Rating
1. Pass	$483,773	$—	$—	$—	$—	$—	$—	$483,773
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$483,773	$—	$—	$—	$—	$—	$—	$483,773

Real Estate-Commercial
Risk Rating
1. Pass	$1,084,157	$481,997	$223,646	$268,236	$143,041	$157,503	$43,008	$2,401,588
2. Special Mention	6,220	10,076	3,498	—	1,250	5,870	1,247	28,161
3. Substandard	3,803	3,998	709	11,383	1,207	6,690	1,333	29,123
Total	$1,094,180	$496,071	$227,853	$279,619	$145,498	$170,063	$45,588	$2,458,872

Real Estate-Construction
Risk Rating
1. Pass	$116,840	$59,507	$39,009	$113	$2,950	$—	$3,711	$222,130
2. Special Mention	21,225	—	—	—	—	—	—	21,225
3. Substandard	—	—	—	—	—	—	—	—
Total	$138,065	$59,507	$39,009	$113	$2,950	$—	$3,711	$243,355

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$118,925	$72,149	$52,775	$43,347	$37,768	$25,170	$25,510	$375,644
2. Special Mention	1,354	—	188	77	175	130	—	1,924
3. Substandard	28	991	50	64	1,065	962	718	3,878
Total	$120,307	$73,140	$53,013	$43,488	$39,008	$26,262	$26,228	$381,446

Totals By Risk Rating
1. Pass	$1,966,242	$707,620	$390,152	$350,602	$201,130	$238,726	$499,565	$4,354,037
2. Special Mention	31,522	10,859	4,002	577	2,202	7,144	9,565	65,871
3. Substandard	3,831	5,419	1,121	11,475	2,272	8,279	7,806	40,203
Total	$2,001,595	$723,898	$395,275	$362,654	$205,604	$254,149	$516,936	$4,460,111

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2021 or 2020. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2021 or 2020.

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: Real-estate residential secured for personal purpose loans, Real-estate home equity secured for personal purpose loans, Loans to individuals and Lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2021. Loans and leases past due 90 days or more, loans and leases on nonaccrual status and troubled debt restructured loans and lease modifications are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Real-estate residential secured for personal purpose loans, Real-estate home equity secured for personal purpose loans, Loans to individuals and Lease financings by credit quality indicator at December 31, 2021 and 2020.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$219,680	$162,609	$34,102	$23,065	$19,912	$78,960	$189	$538,517
2. Nonperforming	53	634	—	371	—	991	—	2,049
Total	$219,733	$163,243	$34,102	$23,436	$19,912	$79,951	$189	$540,566

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$961	$876	$370	$415	$704	$1,655	$153,332	$158,313
2. Nonperforming	—	—	—	173	—	60	363	596
Total	$961	$876	$370	$588	$704	$1,715	$153,695	$158,909

Loans to Individuals
Payment Performance
1. Performing	$1,376	$893	$722	$466	$100	$1,673	$20,094	$25,324
2. Nonperforming	—	—	—	—	—	180	—	180
Total	$1,376	$893	$722	$466	$100	$1,853	$20,094	$25,504

Lease Financings
Payment Performance
1. Performing	$83,161	$51,808	$28,405	$16,389	$4,204	$391	$—	$184,358
2. Nonperforming	—	14	64	58	7	40	—	183
Total	$83,161	$51,822	$28,469	$16,447	$4,211	$431	$—	$184,541

Totals by Payment Performance
1. Performing	$305,178	$216,186	$63,599	$40,335	$24,920	$82,679	$173,615	$906,512
2. Nonperforming	53	648	64	602	7	1,271	363	3,008
Total	$305,231	$216,834	$63,663	$40,937	$24,927	$83,950	$173,978	$909,520

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2020
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$191,987	$61,880	$56,314	$50,983	$38,975	$84,138	$1,237	$485,514
2. Nonperforming	666	—	56	—	—	1,364	—	2,086
Total	$192,653	$61,880	$56,370	$50,983	$38,975	$85,502	$1,237	$487,600

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$1,195	$815	$829	$1,160	$518	$2,189	$158,803	$165,509
2. Nonperforming	—	—	198	—	—	36	866	1,100
Total	$1,195	$815	$1,027	$1,160	$518	$2,225	$159,669	$166,609

Loans to Individuals
Payment Performance
1. Performing	$1,795	$1,425	$970	$441	$220	$2,266	$20,180	$27,297
2. Nonperforming	—	—	—	—	—	23	162	185
Total	$1,795	$1,425	$970	$441	$220	$2,289	$20,342	$27,482

Lease Financings
Payment Performance
1. Performing	$72,173	$45,972	$30,679	$11,613	$3,616	$567	$—	$164,620
2. Nonperforming	12	182	5	205	7	8	—	419
Total	$72,185	$46,154	$30,684	$11,818	$3,623	$575	$—	$165,039

Totals by Payment Performance
1. Performing	$267,150	$110,092	$88,792	$64,197	$43,329	$89,160	$180,220	$842,940
2. Nonperforming	678	182	259	205	7	1,431	1,028	3,790
Total	$267,828	$110,274	$89,051	$64,402	$43,336	$90,591	$181,248	$846,730

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2021 or 2020.

Allowance for Credit Losses on Loan and Leases and Recorded Investment in Loans and Leases

The allowance for credit losses (ACL) on loans decreased during the year ended December 31, 2021 primarily due to favorable changes in economic-related assumptions, which were impacted by the ongoing recovery from the COVID-19 pandemic, partially offset by loan growth. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the year ended December 31, 2021. The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the years ended December 31, 2021, 2020 and 2019:

(Dollars in thousands)	Beginning balance	Adjustment to initially apply ASU No. 2016-13 for CECL	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance

For the Year Ended December 31, 2021
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$13,584	$—	$(32)	$(1,641)	$1,625	$13,536
Paycheck Protection Program	—	—	2	—	—	2
Real Estate-Commercial	52,230	—	(11,339)	(594)	798	41,095
Real Estate-Construction	3,298	—	1,277	—	—	4,575
Real Estate-Residential Secured for Business Purpose	7,317	—	(688)	(227)	80	6,482
Real Estate-Residential Secured for Personal Purpose	3,055	—	(652)	—	—	2,403
Real Estate-Home Equity Secured for Personal Purpose	1,176	—	(212)	—	64	1,028
Loans to Individuals	533	—	(35)	(240)	105	363
Lease Financings	1,701	—	772	(311)	128	2,290
Unallocated	150	—	—	N/A	N/A	150
Total	$83,044	$—	$(10,907)	$(3,013)	$2,800	$71,924

For the Year Ended December 31, 2020
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$8,759	$5,284	$680	$(1,884)	$745	$13,584
Real Estate-Commercial	15,750	6,208	33,090	(2,853)	35	52,230
Real Estate-Construction	2,446	29	823	—	—	3,298
Real Estate-Residential Secured for Business Purpose	2,622	2,502	2,306	(188)	75	7,317
Real Estate-Residential Secured for Personal Purpose	2,713	(706)	1,229	(181)	—	3,055
Real Estate-Home Equity Secured for Personal Purpose	1,076	(364)	449	—	15	1,176
Loans to Individuals	470	104	146	(267)	80	533
Lease Financings	1,311	(135)	750	(526)	301	1,701
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$39,439	$(5,899)	$1,251	$83,044

For the Year Ended December 31, 2019
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$7,983	$—	$2,374	$(1,965)	$367	$8,759
Real Estate-Commercial and Construction	13,903	—	4,602	(402)	93	18,196
Real Estate-Residential Secured for Business Purpose	2,236	—	396	(122)	112	2,622
Real Estate-Residential and Home Equity Secured for Personal Purpose	3,199	—	781	(212)	21	3,789
Loans to Individuals	484	—	246	(335)	75	470
Lease Financings	1,288	—	206	(427)	244	1,311
Unallocated	271	—	(87)	N/A	N/A	184
Total	$29,364	$—	$8,518	$(3,463)	$912	$35,331
N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at December 31, 2021 and 2020:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At December 31, 2021
Commercial, Financial and Agricultural	$—	$13,536	$13,536	$448	$955,948	$—	$956,396
Paycheck Protection Program	—	2	2	—	31,748	—	31,748
Real Estate-Commercial	11	41,084	41,095	27,900	2,690,587	48	2,718,535
Real Estate-Construction	—	4,575	4,575	—	283,918	—	283,918
Real Estate-Residential Secured for Business Purpose	—	6,482	6,482	2,187	407,713	—	409,900
Real Estate-Residential Secured for Personal Purpose	—	2,403	2,403	2,049	538,517	—	540,566
Real Estate-Home Equity Secured for Personal Purpose	—	1,028	1,028	545	158,364	—	158,909
Loans to Individuals	—	363	363	—	25,504	—	25,504
Lease Financings	—	2,290	2,290	—	184,541	—	184,541
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$11	$71,913	$71,924	$33,129	$5,276,840	$48	$5,310,017
At December 31, 2020
Commercial, Financial and Agricultural	$535	$13,049	$13,584	$2,827	$889,838	$—	$892,665
Paycheck Protection Program	—	—	—	—	483,773	—	483,773
Real Estate-Commercial	—	52,230	52,230	22,739	2,435,946	187	2,458,872
Real Estate-Construction	—	3,298	3,298	—	243,355	—	243,355
Real Estate-Residential Secured for Business Purpose	24	7,293	7,317	2,786	378,660	—	381,446
Real Estate-Residential Secured for Personal Purpose	26	3,029	3,055	2,086	485,514	—	487,600
Real Estate-Home Equity Secured for Personal Purpose	—	1,176	1,176	1,047	165,562	—	166,609
Loans to Individuals	—	533	533	—	27,482	—	27,482
Lease Financings	—	1,701	1,701	—	165,039	—	165,039
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$585	$82,459	$83,044	$31,485	$5,275,169	$187	$5,306,841
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021			2020
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	1	$619	$619
Real estate—commercial real estate	3	200	198	—	—	—
Real estate—residential secured for personal purpose	—	—	—	1	544	544
Total	3	$200	$198	2	$1,163	$1,163

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus during the years ended December 31, 2021 and 2020. As permitted by such guidance, such modifications were not categorized as troubled debt restructurings. These loans and leases had a combined principal balance of approximately $6.2 million as of December 31, 2021, which represents approximately 0.1% of the loan portfolio, excluding PPP loans.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2021 and 2020 (excluding loans modified in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus):

	Amortization Period Extension
(Dollars in thousands)	No. of Loans	Amount
For the Year Ended December 31, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	3	198
Total	3	$198

For the Year Ended December 31, 2020
Accruing Troubled Debt Restructured Loans:
Total	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$619
Real estate—residential secured for personal purpose	1	544
Total	2	$1,163

There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the years ended December 31, 2021 or 2020.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at December 31, 2021 or 2020:

(Dollars in thousands)	At December 31, 2021	At December 31, 2020
Real estate-residential secured for personal purpose	$—	$64
Total	$—	$64

There was no foreclosed residential real estate property included in other real estate owned at December 31, 2021 or 2020.

Lease Financings

The following presents the maturity analysis of lease financing receivables:

(Dollars in thousands)	At December 31, 2021	At December 31, 2020
2021	N/A	$61,724
2022	67,458	49,970
2023	54,859	35,631
2024	39,019	20,821
2025	24,426	8,319
2026	11,039	1,367
Thereafter	2,951	1,396
Total future minimum lease payments receivable	199,752	179,228
Plus: Unguaranteed residual	1,186	914
Plus: Initial direct costs	2,707	2,567
Less: Imputed interest	(19,104)	(17,670)
Lease financings	$184,541	$165,039

Note 7. Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2021	2020
Land and land improvements	$15,070	$14,549
Premises and improvements	56,267	55,703
Furniture and equipment	32,151	30,374
Total cost	103,488	100,626
Less: accumulated depreciation	(46,606)	(44,990)
Net book value	$56,882	$55,636

Note 8. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performs an annual test of goodwill for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of goodwill during 2019 through 2021. The Corporation recorded goodwill of $3.0 million related to the Sheaffer acquisition.

Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2021 and 2020 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2019	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2020	138,476	15,434	18,649	172,559
Addition to goodwill from acquisitions	—	—	2,951	2,951
Balance at December 31, 2021	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also performs an annual test of core deposit and customer-related intangibles for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of core deposit and customer-related intangibles during 2019 through 2021. The Corporation recorded customer-related intangibles of $2.5 million related to the Sheaffer acquisition.

The amortization of core deposit and customer-related intangibles for the years ended December 31, 2021, 2020 and 2019 was $965 thousand, $1.2 million and $1.6 million, respectively.

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2021			At December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$5,425	$1,363	$6,788	$4,787	$2,001
Customer-related intangibles	8,493	5,886	2,607	7,604	7,147	457
Servicing rights	26,560	18,682	7,878	22,354	15,946	6,408
Total amortized intangible assets	$41,841	$29,993	$11,848	$36,746	$27,880	$8,866
(1) Included within accumulated amortization is a valuation allowance of $13 thousand and $87 thousand on servicing rights at December 31, 2021 and 2020, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2022		$1,157
2023		845
2024		648
2025		469
2026		319
Thereafter		532
Total		$3,970

The aggregate fair value of servicing rights was $11.3 million and $6.8 million at December 31, 2021 and 2020, respectively. The fair value of these rights was determined using a discount rate of 10.2% at December 31, 2021 and 2020.

Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Beginning of period	$6,408	$6,626	$6,768
Servicing rights capitalized	4,206	3,194	1,787
Amortization of servicing rights	(2,810)	(3,325)	(1,929)
Changes in valuation allowance	74	(87)	—
End of period	$7,878	$6,408	$6,626
Loans serviced for others	$1,428,020	$1,200,742	$1,080,905
Changes in the valuation allowance for servicing rights are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Valuation allowance, beginning of period	$(87)	$—	$—
Additions	—	(87)	—
Reductions	74	—	—
Valuation allowance, end of period	$(13)	$(87)	$—

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousand)	Amount
2022		$1,399
2023		1,168
2024		973
2025		808
2026		669
Thereafter		2,861
Total		$7,878

Note 9. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2021	2020
Other real estate owned	$279	$7,355
Accrued interest receivable	13,020	16,475
Accrued income and other receivables	5,822	7,340
Fair market value of derivative financial instruments	852	2,894
Other prepaid expenses	12,152	11,470
Current income tax receivable	5,528	—
Net deferred tax assets	11,422	16,514
Other	4,982	3,291
Total accrued interest and other assets	$54,057	$65,339

Note 10. Deposits

Deposits and their respective weighted average interest rate at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021		2020
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

	(Dollars in thousands)
Noninterest-bearing deposits	—%	$2,065,423	—%	$1,690,663
Demand deposits	0.17	2,493,604	0.22	2,070,183
Savings deposits	0.04	1,011,931	0.08	918,094
Time deposits	1.06	484,166	1.30	563,775
Total	0.16%	$6,055,124	0.24%	$5,242,715

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $119.9 million at December 31, 2021 and $161.6 million at December 31, 2020.

At December 31, 2021, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Due in 2022		$6,258
Due in 2023		8,814
Due in 2024		247,183
Due in 2025		152,275
Due in 2026		41,850
Thereafter		27,786
Total		$484,166

Note 11. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2021
Short-term borrowings:
FHLB borrowings	$—	—%	$—	$3	0.29%
Federal funds purchased	—	—	—	22	0.41
Customer repurchase agreements	20,106	0.05	26,676	16,527	0.05

Long-term debt:
FHLB advances	$95,000	1.34%	$110,000	$96,562	1.36%

Subordinated notes	$98,874	5.31%	$183,549	$137,896	5.18%

2020
Short-term borrowings:
FHLB borrowings	$—	—%	$—	$5,048	1.68%
Federal funds purchased	—	—	40,000	1,388	1.64
Customer repurchase agreements	17,906	0.05%	39,615	20,747	0.05
Other short-term borrowings	—	—	192,936	59,475	0.35

Long-term debt:
FHLB advances	$110,000	1.42%	$200,000	$181,722	1.54%

Subordinated notes	$183,515	4.96%	$193,481	$134,949	5.01%

The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $2.5 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2021 and 2020, the Bank had outstanding short-term letters of credit with the FHLB totaling $831.8 million and $669.7 million, respectively, which were utilized to collateralize public fund deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank's qualifying collateral assets as well as the FHLB's internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.6 billion at December 31, 2021.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $28.8 million and $40.7 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At December 31, 2021 and 2020, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $2.5 billion and $2.2 billion of committed borrowing capacity at December 31, 2021 and 2020, respectively, of which $1.6 billion and $1.5 billion was available as of December 31, 2021 and 2020, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $400.0 million and $460.0 million at December 31, 2021 and 2020, respectively, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2021	Weighted Average Rate
2022	$—	—%
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
2026	—	—
Thereafter	—	—
Total	$95,000	1.34%

Subordinated Notes
On August 5, 2020, the Corporation issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes due 2030 (the "2020 Notes") in an underwritten public offering. The net proceeds of the offering approximated $98.4 million. The 2020 Notes bear interest at a fixed rate of 5.00%, payable semi-annually in arrears commencing on February 15, 2021. The last interest payment date for the fixed rate period will be August 15, 2025. From and including August 15, 2025 to, but excluding, August 15, 2030 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the expected Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 495.2 basis points, payable quarterly in arrears, commencing on November 15, 2025. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. The Corporation may redeem the 2020 Notes (i) in whole or in part beginning with the interest payment date of August 15, 2025, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time within 90 days upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.

Subordinated notes qualify as Tier 2 capital for regulatory capital purposes for the first five years of the notes' terms. The Tier 2 capital benefit is phased out at 20% per year after the fifth year (from years six to ten) and have no benefit in the tenth year.

Note 12. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statement of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current:
Federal	$17,611	$18,498	$15,043
State	1,365	1,337	1,098
Deferred:
Federal	3,440	(9,288)	(1,068)
State	113	(566)	(739)
	$22,529	$9,981	$14,334

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2021	2020	2019
Expected provision at statutory rate	21.0%	21.0%	21.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(1.6)	(3.8)	(3.2)
Increase in value of bank owned life insurance assets	(0.7)	(1.1)	(0.8)
Stock-based compensation	(0.2)	0.2	—
State income taxes, net of federal benefits	1.0	1.1	0.4
Changes in valuation allowance	0.2	0.2	0.2
Other	—	(0.1)	0.3
Effective tax rate	19.7%	17.5%	17.9%

On March 27, 2020, the CARES Act was enacted into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as enhanced interest reducibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018, 2019 and 2020, and additional depreciation deductions related to qualified improvement property. The Corporation has concluded its analysis of these provisions as of December 31, 2020 and determined they did not have a material impact on the Corporation's income taxes for 2020.

Retained earnings included $6.0 million at December 31, 2021, 2020 and 2019, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.

At December 31, 2021 and 2020, the Corporation had no material unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the Commonwealth of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2018.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.

The Corporation has a state net operating loss carry-forward of $80.4 million which will begin to expire in 2022 if not utilized. A valuation allowance at December 31, 2021 and 2020 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation's deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses, loans and leases	$15,739	$18,113
Deferred compensation	2,004	1,625
Actuarial adjustments on retirement benefits*	3,982	5,408
State net operating losses	6,348	5,621
Other-than-temporary impairments on equity securities	120	151
Net unrealized holding losses on securities available-for-sale and swaps*	370	483
Lease liability	7,317	8,227
Deferred loan fees and costs	—	583
Other deferred tax assets	1,526	2,148
Gross deferred tax assets	37,406	42,359
Valuation allowance	(5,558)	(4,766)
Total deferred tax assets, net of valuation allowance	31,848	37,593
Deferred tax liabilities:
Mortgage servicing rights	1,671	1,370
Retirement plans	5,419	5,309
Deferred loan fees and costs	65	—
Acquisition-related fair value adjustments	1,093	1,236
Intangible assets	3,204	2,580
Accounting method change adjustment	—	385
Depreciation	1,083	888
Right of use asset	6,650	7,491
Other deferred tax liabilities	1,241	1,820
Total deferred tax liabilities	20,426	21,079
Net deferred tax assets	$11,422	$16,514
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 13. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$59,431	$53,685	$3,540	$3,069
Service cost	567	477	143	109
Interest cost	1,431	1,692	85	96
Actuarial (gain) loss	(1,043)	6,423	(124)	377
Benefits paid	(2,688)	(2,846)	(108)	(111)
Benefit obligation at end of year	$57,698	$59,431	$3,536	$3,540

Change in plan assets:
Fair value of plan assets at beginning of year	$55,366	$51,607	$—	$—
Actual return on plan assets	7,644	6,306	—	—
Benefits paid	(2,688)	(2,846)	(108)	(111)
Corrective payment	—	140	—	—
Employer contribution and non-qualified benefit payments	157	159	108	111
Fair value of plan assets at end of year	$60,479	$55,366	$—	$—
Funded status	2,781	(4,065)	(3,536)	(3,540)
Unrecognized net actuarial loss	18,226	24,526	820	989
Net amount recognized	$21,007	$20,461	$(2,716)	$(2,551)

The net actuarial (gain) loss for December 31, 2021 and 2020 was the result of changes in the discount rate, interest crediting rate, life insurance data and driven by mortality losses on retirees, as well as greater than anticipated salary increases.

Components of net periodic benefit (income) cost were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2021	2020	2019	2021	2020	2019
Service cost	$567	$477	$436	$143	$109	$67
Interest cost	1,431	1,692	1,905	85	96	94
Expected loss on plan assets	(3,656)	(3,291)	(3,061)	—	—	—
Amortization of net actuarial loss	1,269	1,176	1,176	47	26	—
Accretion of prior service cost	—	—	(181)	—	—	—
Net periodic benefit (income) cost	$(389)	$54	$275	$275	$231	$161

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the consolidated statement of income.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2022:
Amortization of net actuarial loss	$818	$55

During 2022, the Corporation expects to contribute approximately $156 thousand to the Retirement Plans and approximately $127 thousand to Other Postretirement Benefits.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2022	$2,995	$127
2023	3,077	130
2024	3,114	135
2025	3,107	137
2026	3,143	142
Years 2027-2031	15,576	957
Total	$31,012	$1,628
Weighted-average assumptions used to determine benefit obligations at December 31, 2021 and 2020 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Assumed discount rate	2.8%	2.4%	2.8%	2.4%
Assumed salary increase rate	3%-6%	3%-6%	—	—

The benefit obligation for all plans at December 31, 2021 was based on the Pri-2012 White Collar Dataset Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate is based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2021 and 2020 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Assumed discount rate	2.4%	3.2%	2.4%	3.2%
Assumed long-term rate of investment return	6.5%	6.5%	—	—
Assumed salary increase rate	3%-6%	3%-6%	—	—
Assumed cash balance interest crediting rate	2.0%	2.0%	—	—

The net periodic costs for the years ended December 31, 2021 and 2020 was based on the Pri-2012 White Collar Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate was based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

The Corporation's pension plan asset allocation at December 31, 2021 and 2020, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2021	2020
Asset Category:
Equity securities	64%	60%
Debt securities	34	37
Other	2	3
Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 60% equity to 40% fixed income mix to achieve the overall expected long-term rate of return of 6.5%. Equity securities do not include any common stock of the Corporation.

The major categories of assets in the Corporation's pension plan at year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 19, "Fair Value Disclosures."

	Fair Value Measurements at December 31,
(Dollars in thousands)	2021	2020
Level 1:
Mutual funds	$41,951	$37,602
Short-term investments	1,619	1,984
Level 2:
U.S. government obligations	7,050	5,721
Corporate bonds	6,536	6,204
Certificates of deposit	3,323	3,855
Total fair value of plan assets	$60,479	$55,366

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2021 and 2020 was $1.8 million, and for December 31, 2019 was $1.5 million.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2021, 2020 and 2019 was $112 thousand, $224 thousand and $134 thousand, respectively.

Note 14. Stock-Based Incentive Plan

The Corporation maintains the 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan to permit the issuance of restricted stock units.

Beginning in 2019, the Corporation issued to directors and employees ("grantees") restricted stock units rather than restricted stock awards or stock options, which were issued to grantees in prior reporting periods. Restricted stock units differ from restricted stock awards in that Corporation stock is not issued to grantees at the date of the grant and the grantee does not have voting or dividend rights during the vesting period. In the following schedules, restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date and methodology for recording stock-based compensation expense is the same.

Under the Amended and Restated Univest 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,706,946 options and restricted stock awards and units to employees and non-employee directors. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years. There were 2,379,610 share awards available for future grants at December 31, 2021 under the plan. At December 31, 2021, there were 351,252 options to purchase common stock and 358,134 unvested restricted stock awards and units outstanding under the plan.

The following is a summary of the Corporation's stock option activity and related information for the year ended December 31, 2021:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2021
Outstanding at December 31, 2020	453,785	$25.06
Forfeited	(9,500)	28.33
Exercised	(93,033)	22.13
Outstanding at December 31, 2021	351,252	25.74	5.0	$1,467
Exercisable at December 31, 2021	351,252	25.74	5.0	1,467

The following is a summary of nonvested stock options at December 31, 2021 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2020	49,771	$6.46
Vested	(49,771)	6.46
Nonvested stock options at December 31, 2021	—	—

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

The Corporation did not issue stock options during the years ended December 31, 2021, 2020 or 2019.

In the following tables, restricted stock units have been combined with restricted stock awards, as the determination of the value at the grant date, which is the closing price of the Corporation's common stock on the date of grant, and methodology for recording stock-based compensation expense is the same for restricted stock units and restricted stock awards. The following is a summary of nonvested restricted stock awards and nonvested restricted stock units at December 31, 2021 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Awards and Units	Weighted Average Grant Date Fair Value
Nonvested stock awards and units at December 31, 2020	305,704	$21.18
Granted	155,607	27.81
Vested	(87,075)	22.71
Cancelled/forfeited	(16,102)	22.95
Nonvested stock units at December 31, 2021	358,134	23.61

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Restricted stock units granted	155,607	262,844	114,729
Weighted average grant date fair value	$27.81	$19.00	$25.65
Intrinsic value of units granted	$4,328	$4,994	$3,072
Restricted stock awards and units vested	87,075	59,855	44,807
Weighted average grant date fair value	$22.71	$27.17	$21.65
Intrinsic value of awards and units vested	$2,391	$1,375	$1,119

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at December 31, 2021 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$4,538	1.8

The following table presents information related to the Corporation's compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Stock-based compensation expense:
Stock options	$62	$338	$716
Restricted stock awards and units	3,636	1,142	1,632
Employee stock purchase plan	91	88	74
Total	$3,789	$1,568	$2,422
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$551	$278	$518

There were no significant modifications or accelerations to options, restricted stock awards or restricted stock units during the period 2019 through 2021.

Note 15. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(11,221)	$81	$(17,276)	$(28,416)
Adjustment to initially apply ASU No. 2017-12 for derivatives	—	83	—	83
Other comprehensive income (loss)	7,990	(349)	(1,038)	6,603
Balance, December 31, 2019	(3,231)	(185)	(18,314)	(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL	237	—	—	237
Other comprehensive income (loss)	1,615	(236)	(2,030)	(651)
Balance, December 31, 2020	(1,379)	(421)	(20,344)	(22,144)
Other comprehensive income	163	262	5,366	5,791
Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)

Note 16. Leases

The following table provides information with respect to the Corporation's operating leases:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$3,833	$3,862
Short-term lease cost	12	12
Variable lease cost	3	5
Total lease cost	$3,848	$3,879
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	3,655	3,693

	At December 31, 2021	At December 31, 2020
Weighted-average remaining lease term in years	13.7	13.9
Weighted-average discount rate	4.17%	4.14%

At December 31, 2021, maturities of lease liabilities are as follows:

Year	(Dollars in thousands)	Amount
2022		$3,412
2023		3,460
2024		3,411
2025		3,288
2026		3,163
Thereafter		28,011
Total lease payments		44,745
Less: imputed interest		(11,292)
Present value of lease liabilities		$33,453

Note 17. Commitments and Contingencies

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

Performance letters of credit and standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The Corporation's exposure to credit loss is essentially the same as the risk involved in extending loans to customers. At December 31, 2021, the maximum potential amount of future payments under letters of credit was $48.4 million. The carrying amount of the contingent obligation at December 31, 2021 was $274 thousand.

The following schedule summarizes the Corporation's off-balance sheet financial instruments at December 31, 2021:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,638,542
Performance letters of credit	24,933
Financial standby letters of credit	23,084
Other letters of credit	387

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2021, the reserve for sold mortgages was $319 thousand.

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

Note 18. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Corporation periodically uses interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation's credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party.

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans that were originated in 2013 with balances totaling $29.1 million at time of the hedge. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At December 31, 2021, approximately $151 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2021. At December 31, 2021, the notional amount of the interest rate swap was $14.6 million, and the fair value was a liability of $202 thousand.

The Corporation has an interest rate swap with a current notional amount of $46 thousand for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At December 31, 2021, the Corporation had 125 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $755.6 million and remaining maturities ranging from 4 months to 10 years. At December 31, 2021, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $381 thousand. At December 31, 2021, the fair value of the swaps to the customers was a net liability of $14.3 million and these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2021 and 2020. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2021
Interest rate swap - cash flow hedge	$14,611		$—	Other liabilities	$202
Total	$14,611		$—		$202
At December 31, 2020
Interest rate swap - cash flow hedge	$15,465		$—	Other liabilities	$533
Total	$15,465		$—		$533

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2021 and 2020:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2021
Interest rate swap	$46		$—	Other liabilities	$2
Credit derivatives	755,576		—	Other liabilities	381
Interest rate locks with customers	33,876	Other assets	765		—
Forward loan sale commitments	55,476	Other assets	87		—
Total	$844,974		$852		$383
At December 31, 2020
Interest rate swap	$179		$—	Other liabilities	$8
Credit derivatives	643,556		—	Other liabilities	535
Interest rate locks with customers	77,246	Other assets	2,894		—
Forward loan sale commitments	112,690		—	Other liabilities	752
Total	$833,671		$2,894		$1,295

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2021	2020	2019
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$304	$254	$(22)
Interest rate swap—fair value hedge—effectiveness	Interest income	—	—	(5)
Total net (loss) gain		$(304)	$(254)	$17

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2021	2020	2019
Credit derivatives	Other noninterest income	$2,251	$5,733	$1,350
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(2,129)	2,495	(91)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	839	(733)	131
Total net gain		$961	$7,495	$1,390

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2021 and 2020:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2021	2020
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(159)	$(421)
Total		$(159)	$(421)

Note 19. Fair Value Disclosures

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Corporation determines the fair value of financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation's assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances, including assumptions about risk. Three levels of inputs are used to measure fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. Transfers between levels are recognized at the end of the reporting periods.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation's review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service's evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2021.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at December 31, 2021 since lending credit risk is not an observable input for this loan. The unrealized gain on the one loan was $1 thousand at December 31, 2021.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020, classified using the fair value hierarchy:

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,333	$—	$2,333
Residential mortgage-backed securities	—	221,105	—	221,105
Collateralized mortgage obligations	—	3,278	—	3,278
Corporate bonds	—	90,291	—	90,291
Total available-for-sale securities	—	317,007	—	317,007
Equity securities:
Equity securities - financial services industry	979	—	—	979
Money market mutual funds	2,020	—	—	2,020
Total equity securities	2,999	—	—	2,999
Loans*	—	—	48	48
Loans held for sale	—	21,600	—	21,600
Interest rate locks with customers*	—	765	—	765
Forward loan sale commitments*	—	87	—	87
Total assets	$2,999	$339,459	$48	$342,506
Liabilities:
Contingent consideration liability	$—	$—	$1,629	$1,629
Interest rate swaps*	—	204	—	204
Credit derivatives*	—	—	381	381
Total liabilities	$—	$204	$2,010	$2,214
*Such financial instruments are recorded at fair value as further described in Note 18, "Derivative Instruments and Hedging Activities."
The $381 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 125 interest rate swaps with a current notional amount of $755.6 million. The December 31, 2021 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

The contingent consideration liability resulting from the acquisition was $1.6 million, which was calculated using a discount rate of 8.3%. The potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.9 million over the three-year period ending November 30, 2024.

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
*Such financial instruments are recorded at fair value as further described in Note 18, "Derivative Instruments and Hedging Activities."
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

The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	(Decrease) Increase in value	Transfer from Level 3	Balance at December 31, 2021
Corporate bonds	$9,600	$—	$—	$277	$(9,877)	$—
Loans	187	—	(133)	(6)	—	48
Credit derivatives	(535)	(2,097)	—	2,251	—	(381)
Net total	$9,252	$(2,097)	$(133)	$2,522	$(9,877)	$(333)

	For the Year Ended December 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Additions	Payments received	(Decrease) increase in value	Transfer into Level 3	Balance at December 31, 2020
Corporate bonds	$—	$—	$—	$(400)	$10,000	$9,600
Loans	317	—	(123)	(7)	—	187
Credit derivatives	(176)	(6,092)	—	5,733	—	(535)
Net total	$141	$(6,092)	$(123)	$5,326	$10,000	$9,252
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2021
Girard Partners	$55	$—	$58	$3	$—
Paul I. Sheaffer Insurance Agency	—	1,618	—	11	1,629
Total contingent consideration liability	$55	$1,618	$58	$14	$1,629

	For the Year Ended December 31, 2020
(Dollars in thousands)	Balance at December 31, 2019	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2020
Girard Partners	$160	$—	$121	$16	$55
Total contingent consideration liability	$160	$—	$121	$16	$55

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020:

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$33,118	$33,118
Other real estate owned	—	—	279	279
Total	$—	$—	$33,397	$33,397

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$30,900	$30,900
Other real estate owned	—	—	7,355	7,355
Total	$—	$—	$38,255	$38,255

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation's consolidated balance sheet but for which the fair value is required to be disclosed at December 31, 2021 and 2020. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$890,150	$—	$—	$890,150	$890,150
Held-to-maturity securities	—	178,402	—	178,402	176,983
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,186
Net loans and leases held for investment	—	—	5,244,504	5,244,504	5,204,927
Servicing rights	—	—	11,331	11,331	7,878
Total assets	$890,150	$178,402	$5,255,835	$6,324,387	$6,308,124
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,570,958	$—	$—	$5,570,958	$5,570,958
Time deposits	—	487,874	—	487,874	484,166
Total deposits	5,570,958	487,874	—	6,058,832	6,055,124
Short-term borrowings	—	20,106	—	20,106	20,106
Long-term debt	—	95,707	—	95,707	95,000
Subordinated notes	—	107,000	—	107,000	98,874
Total liabilities	$5,570,958	$710,687	$—	$6,281,645	$6,269,104

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$219,858	$—	$—	$219,858	$219,858
Held-to-maturity securities	—	156,325	—	156,325	151,257
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,183
Net loans and leases held for investment	—	—	5,338,782	5,338,782	5,192,710
Servicing rights	—	—	6,783	6,783	6,408
Total assets	$219,858	$156,325	$5,345,565	$5,721,748	$5,598,416
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,678,940	$—	$—	$4,678,940	$4,678,940
Time deposits	—	574,018	—	574,018	563,775
Total deposits	4,678,940	574,018	—	5,252,958	5,242,715
Short-term borrowings	—	17,906	—	17,906	17,906
Long-term debt	—	112,968	—	112,968	110,000
Subordinated notes	—	190,045	—	190,045	183,515
Total liabilities	$4,678,940	$894,937	$—	$5,573,877	$5,554,136

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2021, individually analyzed loans held for investment had a carrying amount of $33.1 million with a valuation allowance of $11 thousand. At December 31, 2020, individually analyzed loans held for investment had a carrying amount of $31.5 million with a valuation allowance of $585 thousand. The Corporation had no individually analyzed leases at December 31, 2021 or 2020.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2021, servicing rights had a net carrying amount of $7.9 million which included a valuation allowance of $13 thousand. At December 31, 2020, servicing rights had a carrying amount of $6.5 million, which included a valuation allowance of $87 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performed its annual test of goodwill for impairment during the fourth quarter of 2021 and concluded there was no impairment of goodwill. There was no impairment of goodwill recorded during 2019 through 2020. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2021 and concluded there was no impairment of other intangible assets. There was no impairment of other identifiable intangible assets recorded during 2019 through 2020.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. At December 31, 2021 and 2020, OREO had a carrying amount of $279 thousand and $7.4 million, respectively. During the year ended

December 31, 2021, a commercial real estate property with a carrying value of $7.1 million was sold. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 20. Share Repurchase Plan

The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operation. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. During the years ended December 31, 2021 and 2019, there were no repurchases of common stock under the Corporation's share repurchase program. During the year ended December 31, 2020, the Corporation repurchased 185,072 shares of common stock at a cost of $4.0 million under the Corporation's share repurchase program. At December 31, 2021, there were 679,174 shares available to be repurchased under the program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios are set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements for 2021.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2021 and December 31, 2020 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$786,300	13.77%	$456,902	8.00%	$571,128	10.00%
Bank	660,436	11.61	455,178	8.00	568,973	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	342,677	6.00	456,902	8.00
Bank	606,033	10.65	341,384	6.00	455,178	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	257,008	4.50	371,233	6.50
Bank	606,033	10.65	256,038	4.50	369,832	6.50
Tier 1 Capital (to Average Assets):
Corporation	633,023	9.13	277,297	4.00	346,622	5.00
Bank	606,033	8.77	276,471	4.00	345,588	5.00
At December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$801,368	15.31%	$418,811	8.00%	$523,513	10.00%
Bank	632,183	12.12	417,416	8.00	521,769	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	314,108	6.00	418,811	8.00
Bank	569,821	10.92	313,062	6.00	417,416	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	563,491	10.76	235,581	4.50	340,284	6.50
Bank	569,821	10.92	234,796	4.50	339,150	6.50
Tier 1 Capital (to Average Assets):
Corporation	563,491	9.08	248,224	4.00	310,280	5.00
Bank	569,821	9.21	247,494	4.00	309,368	5.00

At December 31, 2021 and December 31, 2020, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At December 31, 2021, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank's category.

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

Additionally, in March 2020, the Office of the Comptroller of the Currency, the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule (IFR) designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the coronavirus (COVID-19). The 2020 CECL IFR allows corporations that adopt CECL before December 31, 2020 to defer 100 percent of the day-one transitional amounts described above through December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allows electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.

The Corporation adopted the transition guidance and the 2020 CECL IFR relief and applied these effects to regulatory capital.

Dividends and Other Restrictions

The primary source of the Corporation's dividends paid to its shareholders is from the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2022 without approval of the Federal Reserve Board of Governors of approximately $92.8 million plus an additional amount equal to the Bank's net profits for 2022 up to the date of any such dividend declaration.

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

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2021:

(Dollars in thousands)
Balance at January 1, 2021	$1,515
Amounts collected and other reductions	(1,515)
Balance at December 31, 2021	$—

The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2021
Commitments to extend credit	$380
Deposits received	46,212

Note 23. Segment Reporting

At December 31, 2021, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.

Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and non-profit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
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

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2021, 2020 and 2019.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2021
Interest income	$209,695	$2	$—	$34	$209,731
Interest expense	14,199	—	—	7,149	21,348
Net interest income (expense)	195,496	2	—	(7,115)	188,383
Reversal of provision for credit losses	(10,132)	—	—	—	(10,132)
Noninterest income	38,419	27,506	16,997	302	83,224
Noninterest expense	132,257	18,390	12,971	3,791	167,409
Intersegment (revenue) expense*	(1,292)	656	636	—	—
Income (expense) before income taxes	113,082	8,462	3,390	(10,604)	114,330
Income tax expense (benefit)	22,735	1,755	707	(2,668)	22,529
Net income (loss)	$90,347	$6,707	$2,683	$(7,936)	$91,801
Total assets	$7,006,420	$53,608	$40,649	$21,744	$7,122,421
Net capital expenditures	$5,772	$17	$20	$69	$5,878

For the Year Ended December 31, 2020
Interest income	$203,904	$8	$—	$33	$203,945
Interest expense	22,822	—	—	6,762	29,584
Net interest income (expense)	181,082	8	—	(6,729)	174,361
Provision for credit losses	40,794	—	—	—	40,794
Noninterest income	37,910	23,814	16,682	(78)	78,328
Noninterest expense	126,131	15,720	12,142	1,005	154,998
Intersegment (revenue) expense*	(1,103)	627	476	—	—
Income (expense) before income taxes	53,170	7,475	4,064	(7,812)	56,897
Income tax expense (benefit)	9,153	1,525	858	(1,555)	9,981
Net income (loss)	$44,017	$5,950	$3,206	$(6,257)	$46,916
Total assets	$6,234,336	$48,646	$35,906	$17,608	$6,336,496
Net capital expenditures	$3,646	$24	$46	$33	$3,749

For the Year Ended December 31, 2019
Interest income	$214,020	$41	$—	$32	$214,093
Interest expense	39,818	—	—	5,043	44,861
Net interest income (expense)	174,202	41	—	(5,011)	169,232
Provision for credit losses	8,511	—	—	—	8,511
Noninterest income	23,748	23,946	17,318	410	65,422
Noninterest expense	116,283	15,799	12,477	1,531	146,090
Intersegment (revenue) expense*	(1,204)	688	516	—	—
Income (expense) before income taxes	74,360	7,500	4,325	(6,132)	80,053
Income tax expense (benefit)	13,859	1,392	443	(1,360)	14,334
Net income (loss)	$60,501	$6,108	$3,882	$(4,772)	$65,719
Total assets	$5,282,505	$44,591	$34,291	$19,537	$5,380,924
Net capital expenditures	$1,886	$84	$104	$372	$2,446
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 24. Revenue from Contracts with Customers

The following tables disaggregate the Corporation's revenue by major source and reportable segment for the years ended December 31, 2021, 2020 and 2019.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2021
Net interest income (1)	$195,496	$2	$—	$(7,115)	$188,383

Noninterest income:
Trust fee income	—	8,403	—	—	8,403
Service charges on deposit accounts	5,504	—	—	—	5,504
Investment advisory commission and fee income	—	18,936	—	—	18,936
Insurance commission and fee income	—	—	16,357	—	16,357
Other service fee income (2)	9,468	167	640	—	10,275
Bank owned life insurance income (1)	3,869	—	—	112	3,981
Net gain on sales of investment securities (1)	145	—	—	—	145
Net gain on mortgage banking activities (1)	15,141	—	—	—	15,141
Other income (2)	4,292	—	—	190	4,482
Total noninterest income	$38,419	$27,506	$16,997	$302	$83,224

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2020
Net interest income (1)	$181,082	$8	$—	$(6,729)	$174,361

Noninterest income:
Trust fee income	—	7,703	—	—	7,703
Service charges on deposit accounts	4,845	—	—	—	4,845
Investment advisory commission and fee income	—	15,944	—	—	15,944
Insurance commission and fee income	—	—	16,087	—	16,087
Other service fee income (2)	6,781	167	595	—	7,543
Bank owned life insurance income (1)	2,831	—	—	109	2,940
Net gain on sales of investment securities (1)	871	—	—	—	871
Net gain on mortgage banking activities (1)	16,442	—	—	—	16,442
Other income (2)	6,140	—	—	(187)	5,953
Total noninterest income	$37,910	$23,814	$16,682	$(78)	$78,328

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2019
Net interest income (1)	$174,202	$41	$—	$(5,011)	$169,232

Noninterest income:
Trust fee income	—	7,826	—	—	7,826
Service charges on deposit accounts	5,946	—	—	—	5,946
Investment advisory commission and fee income	—	15,940	—	—	15,940
Insurance commission and fee income	—	—	16,571	—	16,571
Other service fee income (2)	8,414	180	747	—	9,341
Bank owned life insurance income (1)	2,849	—	—	330	3,179
Net gain on sales of investment securities (1)	54	—	—	—	54
Net gain on mortgage banking activities (1)	3,946	—	—	—	3,946
Other income (2)	2,539	—	—	80	2,619
Total noninterest income	$23,748	$23,946	$17,318	$410	$65,422

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

(2)Other service fee income and other income include certain items that are in scope and certain items that are out of scope of FASB ASC 606 as described further in the following paragraphs.

Banking Segment

Service charges on deposit accounts are generally earned on depository accounts for commercial and consumer customers and primarily includes fees for account services, overdraft and non-sufficient funds services, and cash management services for commercial customers. Account services include fees for event-driven services such as ATM transactions and fees for periodic account maintenance activities. Cash management services for commercial customers include fees for event-driven services such as lockbox processing and line sweep services and fees for periodic account maintenance activities. The Corporation's obligation for event-driven services is satisfied at the time of the event when the service is delivered, while the obligation for periodic services is satisfied over the course of each month. Obligations for overdraft services are satisfied at the time of the overdraft.

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

Note 25. Condensed Financial Information - Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2021	2020
Assets:
Cash	$99,608	$154,422
Interest-earning deposits with other banks	246	211
Cash and cash equivalents	99,854	154,633
Investments in securities	978	818
Investments in subsidiaries, at equity in net assets:
Bank	761,782	719,146
Non-banks	—	—
Other assets	20,521	16,579
Total assets	$883,135	$891,176
Liabilities:
Subordinated notes	$98,874	$183,515
Other liabilities	10,467	15,189
Total liabilities	109,341	198,704
Shareholders' equity:	773,794	692,472
Total liabilities and shareholders' equity	$883,135	$891,176

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2021	2020	2019
Dividends from Bank	$57,526	$9,746	$29,681
Dividends from non-bank	—	—	—
Other income	23,009	21,803	23,943
Total operating income	80,535	31,549	53,624
Interest expense	7,149	6,762	5,043
Operating expenses	26,464	22,852	25,032
Income before income tax benefit and equity in undistributed income of subsidiaries	46,922	1,935	23,549
Income tax benefit	(2,668)	(1,555)	(1,360)
Income before equity in undistributed income of subsidiaries	49,590	3,490	24,909
Equity in undistributed income of subsidiaries:
Bank	42,211	43,426	40,810
Non-banks	—	—	—
Net income	$91,801	$46,916	$65,719

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2021	2020	2019
Cash flows from operating activities:
Net income	$91,801	$46,916	$65,719
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(42,211)	(43,426)	(40,810)
Bank owned life insurance income	(111)	(108)	(331)
Depreciation of premises and equipment	304	320	328
Stock based compensation	3,698	1,480	2,348
Contributions to pension and other postretirement benefit plans	(265)	(270)	(266)
(Increase) decrease in other assets	(5,654)	2,321	554
Increase (decrease) in other liabilities	2,510	(4,631)	(1,319)
Net cash provided by operating activities	50,072	2,602	26,223
Cash flow from investing activities:
Other, net	(68)	(32)	(371)
Net cash used in investing activities	(68)	(32)	(371)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	98,448	—
Repayment of subordinated debt	(85,000)	(10,000)	—
Purchases of treasury stock	(650)	(4,452)	(2,045)
Stock issued under dividend reinvestment and employee stock purchase plans	2,384	2,369	2,233
Proceeds from exercise of stock options	2,058	384	1,203
Cash dividends paid	(23,575)	(17,536)	(23,435)
Net cash (used in) provided by financing activities	(104,783)	69,213	(22,044)
Net (decrease) increase in cash and due from financial institutions	(54,779)	71,783	3,808
Cash and cash equivalents at beginning of year	154,633	82,850	79,042
Cash and cash equivalents at end of period	$99,854	$154,633	$82,850
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,929	$5,121	$4,800
Income tax, net of refunds received	18,130	16,172	16,460

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2021, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2021, the Corporation's internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation's consolidated financial statements as of and for the year ended December 31, 2021 and the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2021, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting

We have audited Univest Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania
February 25, 2022

Item 9B.     Other Information
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation's definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 27, 2022 (2022 Proxy), under the headings: "Election of Directors and Alternate Director," "Delinquent Section 16(a) Reports," "The Board, the Board's Committees and Their Functions," and "Audit Committee."

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

Item 11.     Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation's 2022 Proxy under the headings: "The Board, the Board's Committees and Their Functions," "Executive Compensation," "Director Compensation," and "Compensation Committee Report."

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation's 2022 Proxy under the heading, "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation maintains a 2013 Long-Term Incentive Plan (LTIP), which was amended in December 2018 to permit the issuance of restricted stock units. Under the LTIP, the Corporation may grant options and share awards to employees and non-employee directors up to 3,706,946 shares of common stock.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	351,252	$25.74	2,379,610
Equity compensation plan not approved by security holders	—	—	—
Total	351,252	$25.74	2,379,610

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation's 2022 Proxy under the headings, "The Board, the Board's Committees and Their Functions" and "Related Party Transactions."

Item 14.     Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation's 2022 Proxy under the headings: "Audit Committee" and "Independent Registered Public Accounting Firm Fees."

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

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS
[Item 15(a) 3. & 15(b)]
Description

(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.
(3.2)	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on January 29, 2021.
(4.1)	Form of Common Stock Certificate of Univest Financial Corporation is incorporated by reference to Exhibit 4.1 of Form 10-K, filed with the SEC on February 26, 2021.
(4.2)	Description of Registrant's Securities are incorporated by reference to Exhibit 4.3 of Form 10-K, filed with the SEC on February 28, 2020.
(4.3)
Indenture, dated August 5, 2020 between Univest Financial Corporation and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 of Form 8-K, as filed with the SEC on August 5, 2020.

(4.4)
First Supplemental Indenture, dated August 5, 2020, between Univest Financial Corporation and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.2 of Form 8-K, as filed with the SEC on August 5, 2020.

(4.5)	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 is incorporated by reference to Exhibit 4.3 of Form 8-K, filed with the SEC on August 5, 2020.
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

(10.4)*	Univest Financial Corporation 2003 Long-Term Incentive Plan is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8, filed with the SEC on March 8, 2005.
(10.5)*	2022 Executive Incentive Compensation Plan
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
(31.1)
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)
Certification of Brian J. Richardson, Senior Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**
Certification of Brian J. Richardson, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	The cover page from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.
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

UNIVEST FINANCIAL CORPORATION
Registrant

By: /s/ Brian J. Richardson

Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	February 25, 2022

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/ BRIAN J. RICHARDSON Brian J. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ ROGER H. BALLOU Roger H. Ballou	Director	February 25, 2022

/s/ JOSEPH P. BEEBE Joseph P. Beebe	Director	February 25, 2022

/s/ TODD S. BENNING Todd S. Benning	Director	February 25, 2022

/s/ SUZANNE KEENAN Suzanne Keenan	Director	February 25, 2022

/s/ GLENN E. MOYER Glenn E. Moyer	Director	February 25, 2022

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 25, 2022

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 25, 2022

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 25, 2022

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 25, 2022

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 25, 2022