Form 10-Q
period 2022-03-31
UNIVEST FINANCIAL Corp
filed 2022-05-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,593,105
(Title of Class)	(Number of shares outstanding at May 2, 2022)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2022	At December 31, 2021
ASSETS
Cash and due from banks	$57,307	$49,202
Interest-earning deposits with other banks	716,474	840,948
Cash and cash equivalents	773,781	890,150
Investment securities held-to-maturity (fair value $157,924 and $178,402 at March 31, 2022 and December 31, 2021, respectively)	166,339	176,983
Investment securities available-for-sale (amortized cost $372,860 and $319,474, net of allowance for credit losses of $1,275 and $929 at March 31, 2022 and December 31, 2021, respectively)	349,994	317,007
Investments in equity securities	2,569	2,999
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	26,330	28,186
Loans held for sale	14,521	21,600
Loans and leases held for investment	5,400,786	5,310,017
Less: Allowance for credit losses, loans and leases	(68,286)	(71,924)
Net loans and leases held for investment	5,332,500	5,238,093
Premises and equipment, net	50,429	56,882
Operating lease right-of-use assets	30,498	30,407
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	11,784	11,848
Bank owned life insurance	119,398	118,699
Accrued interest receivable and other assets	54,087	54,057
Total assets	$7,107,740	$7,122,421
LIABILITIES
Noninterest-bearing deposits	$2,136,467	$2,065,423
Interest-bearing deposits	3,911,465	3,989,701
Total deposits	6,047,932	6,055,124
Short-term borrowings	18,976	20,106
Long-term debt	95,000	95,000
Subordinated notes	98,952	98,874
Operating lease liabilities	33,566	33,453
Accrued interest payable and other liabilities	39,459	46,070
Total liabilities	6,333,885	6,348,627
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2022 and December 31, 2021; 31,556,799 shares issued at March 31, 2022 and December 31, 2021; 29,636,425 and 29,500,542 shares outstanding at March 31, 2022 and December 31, 2021, respectively	157,784	157,784
Additional paid-in capital	297,945	299,181
Retained earnings	389,332	375,124
Accumulated other comprehensive loss, net of tax benefit	(31,909)	(16,353)
Treasury stock, at cost; 1,920,374 and 2,056,257 shares at March 31, 2022 and December 31, 2021, respectively	(39,297)	(41,942)
Total shareholders’ equity	773,855	773,794
Total liabilities and shareholders’ equity	$7,107,740	$7,122,421
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2022	2021
Interest income
Interest and fees on loans and leases	$48,106	$49,663
Interest and dividends on investment securities:
Taxable	2,365	1,303
Exempt from federal income taxes	15	87
Interest on deposits with other banks	357	56
Interest and dividends on other earning assets	355	348
Total interest income	51,198	51,457
Interest expense
Interest on deposits	2,891	3,400
Interest on short-term borrowings	2	2
Interest on long-term debt and subordinated notes	1,645	2,641
Total interest expense	4,538	6,043
Net interest income	46,660	45,414
Reversal of provision for credit losses	(3,450)	(11,283)
Net interest income after provision for credit losses	50,110	56,697
Noninterest income
Trust fee income	2,102	2,034
Service charges on deposit accounts	1,504	1,282
Investment advisory commission and fee income	5,152	4,697
Insurance commission and fee income	5,570	4,955
Other service fee income	2,756	2,192
Bank owned life insurance income	699	717
Net gain on sales of investment securities	30	65
Net gain on mortgage banking activities	1,929	5,938
Other income	728	1,370
Total noninterest income	20,470	23,250
Noninterest expense
Salaries, benefits and commissions	28,245	24,780
Net occupancy	2,716	2,739
Equipment	982	946
Data processing	3,567	3,050
Professional fees	2,138	1,748
Marketing and advertising	425	280
Deposit insurance premiums	893	636
Intangible expenses	341	249
Other expense	6,105	5,112
Total noninterest expense	45,412	39,540
Income before income taxes	25,168	40,407
Income tax expense	4,851	7,804
Net income	$20,317	$32,603
Net income per share:
Basic	$0.69	$1.11
Diluted	0.68	1.11
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022			2021
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$25,168	$4,851	$20,317	$40,407	$7,804	$32,603
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(20,369)	(4,278)	(16,091)	2,194	461	1,733
Provision (reversal of provision) for credit losses	346	73	273	(384)	(81)	(303)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(30)	(6)	(24)	(65)	(14)	(51)
Total net unrealized (losses) gains on available-for-sale investment securities	(20,053)	(4,211)	(15,842)	1,745	366	1,379
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains arising during the period	76	16	60	6	1	5
Less: reclassification adjustment for net losses realized in net income (2)	68	14	54	76	16	60
Total net unrealized gains on interest rate swaps used in cash flow hedges	144	30	114	82	17	65
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	218	46	172	329	69	260
Total defined benefit pension plans	218	46	172	329	69	260
Other comprehensive (loss) income	(19,691)	(4,135)	(15,556)	2,156	452	1,704
Total comprehensive income	$5,477	$716	$4,761	$42,563	$8,256	$34,307

(1) Included in net gain on sales of investment securities on the condensed consolidated statements of income (before tax amount).
(2) Included in interest expense on demand deposits on the condensed consolidated statements of income (before tax amount).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2022
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794
Net income	—	—	—	20,317	—	—	20,317
Other comprehensive loss, net of income tax benefit	—	—	—	—	(15,556)	—	(15,556)
Cash dividends declared ($0.20 per share)	—	—	—	(5,905)	—	—	(5,905)
Stock-based compensation	—	—	1,073	(204)	—	—	869
Stock issued under dividend reinvestment and employee stock purchase plans	21,843	—	59	—	—	564	623
Vesting of restricted stock units	88,259	—	(2,418)	—	—	1,555	(863)
Exercise of stock options	25,781	—	50	—	—	526	576
Balance at March 31, 2022	29,636,425	$157,784	$297,945	$389,332	$(31,909)	$(39,297)	$773,855

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2021
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472
Net income	—	—	—	32,603	—	—	32,603
Other comprehensive income, net of income tax	—	—	—	—	1,704	—	1,704
Cash dividends declared ($0.20 per share)	—	—	—	(5,864)	—	—	(5,864)
Stock-based compensation	—	—	878	(56)	—	—	822
Stock issued under dividend reinvestment and employee stock purchase plans	23,311	—	65	(1)	—	545	609
Vesting of restricted stock units, net of shares withheld to cover income taxes	42,619	—	(1,126)	—	—	771	(355)
Exercise of stock options	36,286	—	17	—	—	742	759
Cancellations of performance-based restricted stock awards	(7,199)	—	157	—	—	(157)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at March 31, 2021	29,379,575	$157,784	$296,177	$333,581	$(20,440)	$(44,647)	$722,455
Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$20,317	$32,603
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for credit losses	(3,450)	(11,283)
Depreciation of premises and equipment	1,101	1,173
Net amortization of investment securities premiums and discounts	472	768
Net gain on sales of investment securities	(30)	(65)
Net gain on mortgage banking activities	(1,929)	(5,938)
Bank owned life insurance income	(699)	(717)
Stock-based compensation	934	874
Intangible expenses	341	249
Other adjustments to reconcile net income to cash used in operating activities	(910)	(2,036)
Originations of loans held for sale	(73,541)	(142,877)
Proceeds from the sale of loans held for sale	82,616	163,052
Contributions to pension and other postretirement benefit plans	(63)	(66)
Decrease (increase) in accrued interest receivable and other assets	4,316	(5,488)
Decrease in accrued interest payable and other liabilities	(5,535)	(376)
Net cash provided by operating activities	23,940	29,873
Cash flows from investing activities:
Proceeds from sale of premises and equipment	6,170	—
Purchases of premises and equipment	(676)	(1,311)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	14,335	20,197
Proceeds from maturities, calls and principal repayments of securities available-for-sale	8,501	12,708
Proceeds from sales of securities available-for-sale	1,530	1,563
Purchases of investment securities held-to-maturity	(3,936)	(4,625)
Purchases of investment securities available-for-sale	(63,634)	(32,540)
Proceeds from sales of money market mutual funds	2,508	2,020
Purchases of money market mutual funds	(2,077)	(2,150)
Net decrease in other investments	1,856	2,612
Net increase in loans and leases	(90,783)	(108,296)
Net cash used in investing activities	(126,206)	(109,822)
Cash flows from financing activities:
Net (decrease) increase in deposits	(7,200)	68,869
Net (decrease) increase in short-term borrowings	(1,130)	8,770
Repayment of long-term debt	—	(15,000)
Repayment of subordinated debt	—	(10,000)
Payment of contingent consideration on acquisitions	—	(29)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(863)	(355)
Purchases of treasury stock	—	(295)
Stock issued under dividend reinvestment and employee stock purchase plans	623	609
Proceeds from exercise of stock options	576	759
Cash dividends paid	(6,109)	(5,920)
Net cash (used in) provided by financing activities	(14,103)	47,408
Net decrease in cash and cash equivalents	(116,369)	(32,541)
Cash and cash equivalents at beginning of year	890,150	219,858
Cash and cash equivalents at end of period	$773,781	$187,317

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,559	$6,856
Cash paid for income taxes, net of refunds	28	130
Non cash transactions:
Transfer of loans to other real estate owned	$—	$126
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-period presentation. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses.

Accounting Pronouncements Adopted in 2022

In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321): Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." This ASU 2020-01 clarifies the interactions between ASC 321, ASC 323 and ASC 815 and addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. This ASU became effective on January 1, 2022 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

In August 2020, the FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." This guidance simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and require entities to presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. This ASU became effective on January 1, 2022 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

In March 2022, the FASB issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." ASU 2022-01 addresses and clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-12 that established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. This ASU allows entities to designate multiple hedging relationships with a single closed portfolio, including both prepayable and non-prepayable financial assets, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged.

This ASU is effective for fiscal years beginning after December 15, 2022 or January 1, 2023 for the Corporation, including interim periods within those fiscal years. Early adoption, however, is permitted if an entity has adopted the amendments in ASU 2017-12. The Corporation has elected to early adopt this ASU, and the adoption of this ASU did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements Yet to Be Adopted

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022 or January 1, 2023 for the Corporation, including interim periods within those fiscal years for entities that have adopted CECL. Early adoption is permitted if an entity has adopted CECL. The Corporation is in the process of evaluating the amendments but does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. For additional information on the calculation of basic and diluted earnings per share, see Note 1, "Summary of Significant Accounting Policies - Earnings per Share" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2022	2021
Numerator:
Net income	$20,317	$32,603
Net income allocated to unvested restricted stock awards	—	(37)
Net income allocated to common shares	$20,317	$32,566
Denominator:
Weighted average shares outstanding	29,542	29,329
Average unvested restricted stock awards	—	(32)
Denominator for basic earnings per share—weighted-average shares outstanding	29,542	29,297
Effect of dilutive securities—employee stock options and restricted stock units	196	135
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,738	29,432
Basic earnings per share	$0.69	$1.11
Diluted earnings per share	$0.68	$1.11
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	249	315

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at March 31, 2022 and December 31, 2021, by contractual maturity within each type:

	At March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$2,000	$8	$—	$—	$2,008
	2,000	8	—	—	2,008
Residential mortgage-backed securities:
After 1 year to 5 years	1,188	—	(16)	—	1,172
After 5 years to 10 years	5,858	7	(32)	—	5,833
Over 10 years	157,293	268	(8,650)	—	148,911
	164,339	275	(8,698)	—	155,916
Total	$166,339	$283	$(8,698)	$—	$157,924
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,326	$1	$(15)	$—	$2,312
	2,326	1	(15)	—	2,312
Residential mortgage-backed securities:
Within 1 year	21	—	—	—	21
After 1 year to 5 years	370	—	(4)	—	366
After 5 years to 10 years	3,533	—	(48)	—	3,485
Over 10 years	271,817	32	(19,033)	—	252,816
	275,741	32	(19,085)	—	256,688
Collateralized mortgage obligations:
After 5 years to 10 years	439	—	(7)	—	432
Over 10 years	2,631	—	(116)	—	2,515
	3,070	—	(123)	—	2,947
Corporate bonds:
Within 1 year	1,500	—	—	—	1,500
After 1 year to 5 years	29,726	64	(561)	(85)	29,144
After 5 years to 10 years	60,497	—	(1,904)	(1,190)	57,403
	91,723	64	(2,465)	(1,275)	88,047
Total	$372,860	$97	$(21,688)	$(1,275)	$349,994

	At December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$6,999	$34	$—	$—	$7,033
	6,999	34	—	—	7,033
Residential mortgage-backed securities:
After 5 years to 10 years	5,208	194	—	—	5,402
Over 10 years	164,776	2,175	(984)	—	165,967
	169,984	2,369	(984)	—	171,369
Total	$176,983	$2,403	$(984)	$—	$178,402
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,326	$7	$—	$—	$2,333
	2,326	7	—	—	2,333
Residential mortgage-backed securities:
Within 1 year	31	—	—	—	31
After 1 year to 5 years	153	5	—	—	158
After 5 years to 10 years	2,286	82	—	—	2,368
Over 10 years	220,153	671	(2,276)	—	218,548
	222,623	758	(2,276)	—	221,105
Collateralized mortgage obligations:
After 5 years to 10 years	481	7	—	—	488
Over 10 years	2,813	—	(23)	—	2,790
	3,294	7	(23)	—	3,278
Corporate bonds:
Within 1 year	2,500	4	—	—	2,504
After 1 year to 5 years	28,731	755	(67)	(51)	29,368
After 5 years to 10 years	60,000	—	(703)	(878)	58,419
	91,231	759	(770)	(929)	90,291
Total	$319,474	$1,531	$(3,069)	$(929)	$317,007

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $439.9 million and $281.7 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public funds deposits and other contractual obligations. There were no pledged securities to secure credit derivatives and interest rate swaps at March 31, 2022. Securities of $23.0 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2021. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Securities available-for-sale:
Proceeds from sales	$1,530	$1,563
Gross realized gains on sales	30	65
Tax expense related to net realized gains on sales	6	14

At March 31, 2022 and December 31, 2021, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2022 and December 31, 2021, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$129,937	$(8,276)	$3,872	$(422)	$133,809	$(8,698)
Total	$129,937	$(8,276)	$3,872	$(422)	$133,809	$(8,698)
Securities Available-for-Sale
State and political subdivisions	$1,281	$(15)	$—	$—	$1,281	$(15)
Residential mortgage-backed securities	205,772	(13,887)	48,596	(5,198)	254,368	(19,085)
Collateralized mortgage obligations	2,947	(123)	—	—	2,947	(123)
Corporate bonds	1,280	(1)	—	—	1,280	(1)
Total	$211,280	$(14,026)	$48,596	$(5,198)	$259,876	$(19,224)
At December 31, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$89,837	$(984)	$—	$—	$89,837	$(984)
Total	$89,837	$(984)	$—	$—	$89,837	$(984)
Securities Available-for-Sale
Residential mortgage-backed securities	$164,326	$(1,816)	$12,097	$(460)	$176,423	$(2,276)
Collateralized mortgage obligations	2,790	(23)	—	—	2,790	(23)
Corporate bonds	779	(1)	—	—	779	(1)
Total	$167,895	$(1,840)	$12,097	$(460)	$179,992	$(2,300)

At March 31, 2022, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $133.8 million, including unrealized losses of $8.7 million. These holdings were comprised of fifty-nine federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the three months ended March 31, 2022. Accrued interest receivable on held-to-maturity debt securities totaled $351 thousand at March 31, 2022 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At March 31, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $259.9 million, including unrealized losses of $19.2 million. These holdings were comprised of (1) eighty-seven federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) three investment grade corporate bonds, (3) two collateralized mortgage obligation bonds and (4) one state and political subdivisions bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $821 thousand at March 31, 2022 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the three months ended March 31, 2022 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended March 31, 2022
Securities Available-for-Sale
Beginning balance	$(929)
Additions for securities for which no previous expected credit losses were recognized	(45)
Change in securities for which a previous expected credit loss was recognized	(301)
Ending balance	$(1,275)
Three months ended March 31, 2021
Securities Available-for-Sale
Beginning balance	$(869)
Additions for securities for which no previous expected credit losses were recognized	(19)
Change in securities for which a previous expected credit loss was recognized	403
Ending balance	$(485)

At March 31, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $74.1 million, including unrealized losses of $3.7 million, and allowance for credit losses of $1.3 million. These holdings were comprised of thirty-three investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $1 thousand and a $115 thousand net gain on equity securities during the three months ended March 31, 2022 and 2021, respectively, in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2022 or 2021.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2022	At December 31, 2021
Commercial, financial and agricultural	$932,485	$956,396
Paycheck Protection Program	10,298	31,748
Real estate-commercial	2,816,737	2,718,535
Real estate-construction	285,083	283,918
Real estate-residential secured for business purpose	412,486	409,900
Real estate-residential secured for personal purpose	568,735	540,566
Real estate-home equity secured for personal purpose	160,134	158,909
Loans to individuals	26,249	25,504
Lease financings	188,579	184,541
Total loans and leases held for investment, net of deferred income	$5,400,786	$5,310,017
Less: Allowance for credit losses, loans and leases	(68,286)	(71,924)
Net loans and leases held for investment	$5,332,500	$5,238,093
Imputed interest on lease financings, included in the above table	$(19,204)	$(19,104)
Net deferred costs, included in the above table	4,324	3,408
Overdraft deposits included in the above table	3,286	4,268

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at March 31, 2022 and December 31, 2021:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At March 31, 2022
Commercial, financial and agricultural	$4,880	$—	$—	$4,880	$927,157	$932,037	$448	$932,485
Paycheck Protection Program	—	—	—	—	10,298	10,298	—	10,298
Real estate—commercial real estate and construction:
Commercial real estate	2,833	—	—	2,833	2,787,493	2,790,326	26,411	2,816,737
Construction	—	—	—	—	285,083	285,083	—	285,083
Real estate—residential and home equity:
Residential secured for business purpose	294	89	—	383	410,983	411,366	1,120	412,486
Residential secured for personal purpose	1,112	—	—	1,112	565,364	566,476	2,259	568,735
Home equity secured for personal purpose	77	20	—	97	159,548	159,645	489	160,134
Loans to individuals	34	14	185	233	26,016	26,249	—	26,249
Lease financings	221	124	89	434	187,996	188,430	149	188,579
Total	$9,451	$247	$274	$9,972	$5,359,938	$5,369,910	$30,876	$5,400,786

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2021
Commercial, financial and agricultural	$3,407	$894	$—	$4,301	$951,647	$955,948	$448	$956,396
Paycheck Protection Program	367	—	—	367	31,381	31,748	—	31,748
Real estate—commercial real estate and construction:
Commercial real estate	234	—	—	234	2,690,401	2,690,635	27,900	2,718,535
Construction	—	—	—	—	283,918	283,918	—	283,918
Real estate—residential and home equity:
Residential secured for business purpose	542	—	216	758	406,955	407,713	2,187	409,900
Residential secured for personal purpose	2,976	162	—	3,138	535,379	538,517	2,049	540,566
Home equity secured for personal purpose	646	129	—	775	157,589	158,364	545	158,909
Loans to individuals	90	27	180	297	25,207	25,504	—	25,504
Lease financings	774	397	102	1,273	183,187	184,460	81	184,541
Total	$9,036	$1,609	$498	$11,143	$5,265,664	$5,276,807	$33,210	$5,310,017

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2022 and December 31, 2021.

	At March 31, 2022				At December 31, 2021
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$448	$—	$—	$448	$448	$—	$—	$448
Real estate—commercial real estate and construction:
Commercial real estate	26,411	—	—	26,411	27,900	—	—	27,900
Real estate—residential and home equity:
Residential secured for business purpose	1,120	—	—	1,120	2,187	—	216	2,403
Residential secured for personal purpose	2,259	—	—	2,259	2,049	—	—	2,049
Home equity secured for personal purpose	489	51	—	540	545	51	—	596
Loans to individuals	—	—	185	185	—	—	180	180
Lease financings	149	—	89	238	81	—	102	183
Total	$30,876	$51	$274	$31,201	$33,210	$51	$498	$33,759
*Includes nonaccrual troubled debt restructured loans of $830 thousand and $758 thousand at March 31, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At March 31, 2022
Commercial, financial and agricultural	$448	$—	$448	$—
Real estate-commercial	21,597	4,814	26,411	—
Real estate-residential secured for business purpose	1,120	—	1,120	—
Real estate-residential secured for personal purpose	2,259	—	2,259	—
Real estate-home equity secured for personal purpose	489	—	489	—
Loans to individuals	—	—	—	185
Lease financings	—	149	149	89
Total	$25,913	$4,963	$30,876	$274
At December 31, 2021
Commercial, financial and agricultural	$448	$—	$448	$—
Real estate-commercial	27,818	82	27,900	—
Real estate-residential secured for business purpose	2,187	—	2,187	216
Real estate-residential secured for personal purpose	2,049	—	2,049	—
Real estate-home equity secured for personal purpose	545	—	545	—
Loans to individuals	—	—	—	180
Lease financings	—	81	81	102
Total	$33,047	$163	$33,210	$498

For the three months ended March 31, 2022, $14 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At March 31, 2022
Commercial, financial and agricultural	$273	$—	$175	$448
Real estate-commercial	26,411	—	—	26,411
Real estate-residential secured for business purpose	1,120	—	—	1,120
Real estate-residential secured for personal purpose	2,259	—	—	2,259
Real estate-home equity secured for personal purpose	489	—	—	489
Lease financings	—	149	—	149
Total	$30,552	$149	$175	$30,876

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2021
Commercial, financial and agricultural	$273	$—	$175	$448
Real estate-commercial	27,900	—	—	27,900
Real estate-residential secured for business purpose	2,187	—	—	2,187
Real estate-residential secured for personal purpose	2,049	—	—	2,049
Real estate-home equity secured for personal purpose	545	—	—	545
Lease financings	—	81	—	81
Total	$32,954	$81	$175	$33,210
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed by the SBA.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2021. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real estate-commercial loans, Real estate-construction loans and Real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real estate-commercial loans, Real estate-construction loans and Real estate-residential secured for a business purpose loans by credit quality indicator at March 31, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2022
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$61,928	$189,868	$66,196	$43,083	$41,794	$63,584	$428,551	$895,004
2. Special Mention	—	2,251	4,340	2,193	5,605	1,462	16,565	32,416
3. Substandard	—	—	—	—	—	200	4,865	5,065
Total	$61,928	$192,119	$70,536	$45,276	$47,399	$65,246	$449,981	$932,485

Paycheck Protection Program
Risk Rating
1. Pass	$12	$10,221	$61	$—	$—	$—	$—	$10,294
2. Special Mention	—	—	4	—	—	—	—	4
3. Substandard	—	—	—	—	—	—	—	—
Total	$12	$10,221	$65	$—	$—	$—	$—	$10,298

Real Estate-Commercial
Risk Rating
1. Pass	$217,789	$781,652	$840,423	$385,224	$145,916	$326,313	$45,914	$2,743,231
2. Special Mention	912	2,542	5,877	22,938	8,724	5,366	73	46,432
3. Substandard	—	—	22,087	3,499	237	1,251	—	27,074
Total	$218,701	$784,194	$868,387	$411,661	$154,877	$332,930	$45,987	$2,816,737

Real Estate-Construction
Risk Rating
1. Pass	$27,984	$120,060	$42,327	$35,566	$—	$273	$9,913	$236,123
2. Special Mention	—	23,889	500	4,571	20,000	—	—	48,960
3. Substandard	—	—	—	—	—	—	—	—
Total	$27,984	$143,949	$42,827	$40,137	$20,000	$273	$9,913	$285,083

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$30,735	$143,361	$81,059	$47,555	$31,457	$46,896	$29,087	$410,150
2. Special Mention	—	—	253	—	—	960	—	1,213
3. Substandard	—	—	—	—	43	929	151	1,123
Total	$30,735	$143,361	$81,312	$47,555	$31,500	$48,785	$29,238	$412,486

Totals By Risk Rating
1. Pass	$338,448	$1,245,162	$1,030,066	$511,428	$219,167	$437,066	$513,465	$4,294,802
2. Special Mention	912	28,682	10,974	29,702	34,329	7,788	16,638	129,025
3. Substandard	—	—	22,087	3,499	280	2,380	5,016	33,262
Total	$339,360	$1,273,844	$1,063,127	$544,629	$253,776	$447,234	$535,119	$4,457,089

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$215,197	$79,739	$69,618	$52,507	$23,253	$49,827	$442,288	$932,429
2. Special Mention	1,001	3,459	2,389	394	428	1,231	10,162	19,064
3. Substandard	—	—	—	—	16	200	4,687	4,903
Total	$216,198	$83,198	$72,007	$52,901	$23,697	$51,258	$457,137	$956,396

Paycheck Protection Program
Risk Rating
1. Pass	$31,554	$194	$—	$—	$—	$—	$—	$31,748
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$31,554	$194	$—	$—	$—	$—	$—	$31,748

Real Estate-Commercial
Risk Rating
1. Pass	$802,878	$858,426	$407,944	$155,892	$195,756	$172,702	$48,354	$2,641,952
2. Special Mention	2,567	14,338	23,134	—	916	5,630	98	46,683
3. Substandard	—	22,055	3,405	1,995	1,110	1,335	—	29,900
Total	$805,445	$894,819	$434,483	$157,887	$197,782	$179,667	$48,452	$2,718,535

Real Estate-Construction
Risk Rating
1. Pass	$137,622	$59,952	$38,592	$9,995	$198	$—	$8,543	$254,902
2. Special Mention	4,684	500	3,832	20,000	—	—	—	29,016
3. Substandard	—	—	—	—	—	—	—	—
Total	$142,306	$60,452	$42,424	$29,995	$198	$—	$8,543	$283,918

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$154,423	$84,982	$51,970	$34,373	$28,852	$25,819	$25,564	$405,983
2. Special Mention	210	352	—	—	73	1,093	—	1,728
3. Substandard	—	—	—	45	24	1,549	571	2,189
Total	$154,633	$85,334	$51,970	$34,418	$28,949	$28,461	$26,135	$409,900

Totals By Risk Rating
1. Pass	$1,341,674	$1,083,293	$568,124	$252,767	$248,059	$248,348	$524,749	$4,267,014
2. Special Mention	8,462	18,649	29,355	20,394	1,417	7,954	10,260	96,491
3. Substandard	—	22,055	3,405	2,040	1,150	3,084	5,258	36,992
Total	$1,350,136	$1,123,997	$600,884	$275,201	$250,626	$259,386	$540,267	$4,400,497

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2022 or December 31, 2021. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2022 or December 31, 2021.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for Real estate-residential secured for personal purpose loans, Real estate-home equity secured for personal purpose loans, Loans to individuals and Lease financings by credit quality indicator at March 31, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2022
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$54,140	$216,048	$156,027	$29,247	$20,629	$90,321	$64	$566,476
2. Nonperforming	—	52	621	—	371	1,215	—	2,259
Total	$54,140	$216,100	$156,648	$29,247	$21,000	$91,536	$64	$568,735

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$302	$943	$665	$359	$340	$2,086	$154,899	$159,594
2. Nonperforming	—	—	—	—	171	57	312	540
Total	$302	$943	$665	$359	$511	$2,143	$155,211	$160,134

Loans to Individuals
Payment Performance
1. Performing	$387	$1,169	$785	$560	$368	$1,569	$21,226	$26,064
2. Nonperforming	—	—	—	—	—	185	—	185
Total	$387	$1,169	$785	$560	$368	$1,754	$21,226	$26,249

Lease Financings
Payment Performance
1. Performing	$21,441	$78,330	$46,930	$25,318	$13,314	$3,008	$—	$188,341
2. Nonperforming	—	162	14	35	17	10	—	238
Total	$21,441	$78,492	$46,944	$25,353	$13,331	$3,018	$—	$188,579

Totals by Payment Performance
1. Performing	$76,270	$296,490	$204,407	$55,484	$34,651	$96,984	$176,189	$940,475
2. Nonperforming	—	214	635	35	559	1,467	312	3,222
Total	$76,270	$296,704	$205,042	$55,519	$35,210	$98,451	$176,501	$943,697

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$219,680	$162,609	$34,102	$23,065	$19,912	$78,960	$189	$538,517
2. Nonperforming	53	634	—	371	—	991	—	2,049
Total	$219,733	$163,243	$34,102	$23,436	$19,912	$79,951	$189	$540,566

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$961	$876	$370	$415	$704	$1,655	$153,332	$158,313
2. Nonperforming	—	—	—	173	—	60	363	596
Total	$961	$876	$370	$588	$704	$1,715	$153,695	$158,909

Loans to Individuals
Payment Performance
1. Performing	$1,376	$893	$722	$466	$100	$1,673	$20,094	$25,324
2. Nonperforming	—	—	—	—	—	180	—	180
Total	$1,376	$893	$722	$466	$100	$1,853	$20,094	$25,504

Lease Financings
Payment Performance
1. Performing	$83,161	$51,808	$28,405	$16,389	$4,204	$391	$—	$184,358
2. Nonperforming	—	14	64	58	7	40	—	183
Total	$83,161	$51,822	$28,469	$16,447	$4,211	$431	$—	$184,541

Totals by Payment Performance
1. Performing	$305,178	$216,186	$63,599	$40,335	$24,920	$82,679	$173,615	$906,512
2. Nonperforming	53	648	64	602	7	1,271	363	3,008
Total	$305,231	$216,834	$63,663	$40,937	$24,927	$83,950	$173,978	$909,520

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2022 or December 31, 2021.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The allowance for credit losses (ACL) on loans decreased during the three months ended March 31, 2022 primarily due to favorable changes in economic-related assumptions, which were impacted by the ongoing recovery from the COVID-19 pandemic, partially offset by loan growth. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the three months ended March 31, 2022. The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2022
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$13,536	$(1,671)	$(214)	$189	$11,840
Paycheck Protection Program	2	(1)	—	—	1
Real Estate-Commercial	41,095	(669)	—	—	40,426
Real Estate-Construction	4,575	(941)	—	—	3,634
Real Estate-Residential Secured for Business Purpose	6,482	(328)	—	48	6,202
Real Estate-Residential Secured for Personal Purpose	2,403	189	—	—	2,592
Real Estate-Home Equity Secured for Personal Purpose	1,028	(53)	—	1	976
Loans to Individuals	363	57	(75)	24	369
Lease Financings	2,290	5	(59)	10	2,246
Unallocated	150	(150)	N /A	N/A	—
Total	$71,924	$(3,562)	$(348)	$272	$68,286
Three Months Ended March 31, 2021
Allowance for credit losses, loans and leases:
Commercial, Financial and Agricultural	$13,584	$(3,078)	$(338)	$65	$10,233
Real Estate-Commercial	52,230	(6,771)	—	—	45,459
Real Estate-Construction	3,298	(499)	—	—	2,799
Real Estate-Residential Secured for Business Purpose	7,317	(679)	—	54	6,692
Real Estate-Residential Secured for Personal Purpose	3,055	1	—	—	3,056
Real Estate-Home Equity Secured for Personal Purpose	1,176	79	—	2	1,257
Loans to Individuals	533	(58)	(56)	28	447
Lease Financings	1,701	(254)	(91)	48	1,404
Unallocated	150	—	N/A	N/A	150
Total	$83,044	$(11,259)	$(485)	$197	$71,497
N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at March 31, 2022 and 2021:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At March 31, 2022
Commercial, Financial and Agricultural	$—	$11,840	$11,840	$448	$932,037	$—	$932,485
Paycheck Protection Program	—	1	1	—	10,298	—	10,298
Real Estate-Commercial	954	39,472	40,426	26,411	2,790,313	13	2,816,737
Real Estate-Construction	—	3,634	3,634	—	285,083	—	285,083
Real Estate-Residential Secured for Business Purpose	—	6,202	6,202	1,120	411,366	—	412,486
Real Estate-Residential Secured for Personal Purpose	—	2,592	2,592	2,259	566,476	—	568,735
Real Estate-Home Equity Secured for Personal Purpose	—	976	976	489	159,645	—	160,134
Loans to Individuals	—	369	369	—	26,249	—	26,249
Lease Financings	—	2,246	2,246	—	188,579	—	188,579
Unallocated	N/A	—	—	N/A	N/A	N/A	N/A
Total	$954	$67,332	$68,286	$30,727	$5,370,046	$13	$5,400,786
At March 31, 2021
Commercial, Financial and Agricultural	$253	$9,980	$10,233	$2,006	$869,990	$—	$871,996
Paycheck Protection Program	—	—	—	—	528,452	—	528,452
Real Estate-Commercial	—	45,459	45,459	22,026	2,509,522	152	2,531,700
Real Estate-Construction	—	2,799	2,799	—	249,652	—	249,652
Real Estate-Residential Secured for Business Purpose	3	6,689	6,692	2,859	384,942	—	387,801
Real Estate-Residential Secured for Personal Purpose	25	3,031	3,056	1,867	492,482	—	494,349
Real Estate-Home Equity Secured for Personal Purpose	—	1,257	1,257	1,089	161,440	—	162,529
Loans to Individuals	—	447	447	—	25,468	—	25,468
Lease Financings	—	1,404	1,404	—	163,059	—	163,059
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$281	$71,216	$71,497	$29,847	$5,385,007	$152	$5,415,006
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding troubled debt restructurings of accruing and nonaccrual loans.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	1	$87	$87	—	—	—
Total	1	$87	$87	—	$—	$—

The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. These loans and leases had a combined principal balance of approximately $2.7 million as of March 31, 2022, which represents approximately 0.1% of the loan portfolio, excluding PPP loans.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three months ended March 31, 2022 and 2021.

	Maturity Date Extension
(Dollars in thousands)	No. of Loans	Amount
Three Months Ended March 31, 2022
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	1	$87
Total	1	$87
Three Months Ended March 31, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—
There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the three months ended March 31, 2022 or March 31, 2021.

There were no consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at March 31, 2022 or December 31, 2021.

There was no foreclosed residential real estate property included in other real estate owned at March 31, 2022 or December 31, 2021.

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2022	At December 31, 2021
2022 (excluding the three months ended March 31, 2022)	$53,014	$67,458
2023	59,657	54,859
2024	43,803	39,019
2025	28,588	24,426
2026	14,730	11,039
Thereafter	3,985	2,951
Total future minimum lease payments receivable	203,777	199,752
Plus: Unguaranteed residual	1,258	1,186
Plus: Initial direct costs	2,748	2,707
Less: Imputed interest	(19,204)	(19,104)
Lease financings	$188,579	$184,541

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2022 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2021	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2022	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2022			At December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$5,566	$1,222	$6,788	$5,425	$1,363
Customer related intangibles	8,493	6,053	2,440	8,493	5,886	2,607
Servicing rights	27,274	19,152	8,122	26,560	18,682	7,878
Total amortized intangible assets	$42,555	$30,771	$11,784	$41,841	$29,993	$11,848
(1) Included within accumulated amortization is a valuation allowance of $7 thousand and $13 thousand on servicing rights at March 31, 2022 and December 31, 2021, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2022 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$849
2023		845
2024		648
2025		469
2026		319
Thereafter		532
Total		$3,662
The aggregate fair value of servicing rights was $15.1 million and $11.3 million at March 31, 2022 and December 31, 2021, respectively. The fair value of these rights was determined using a discount rate of 10.2% at March 31, 2022 and December 31, 2021.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning of period	$7,878	$6,408
Servicing rights capitalized	714	1,313
Amortization of servicing rights	(476)	(792)
Changes in valuation allowance	6	86
End of period	$8,122	$7,015
Loans serviced for others	$1,440,562	$1,255,124

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Valuation allowance, beginning of period	$(13)	$(87)
Reductions	6	86
Valuation allowance, end of period	$(7)	$(1)

The estimated amortization expense of servicing rights for the remainder of 2022 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$1,130
2023		994
2024		871
2025		762
2026		664
Thereafter		3,701
Total		$8,122

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2022 and December 31, 2021 consisted of the following:

	At March 31, 2022		At December 31, 2021
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$2,136,467	—%	$2,065,423
Demand deposits	0.21	2,404,300	0.17	2,493,604
Savings deposits	0.08	1,040,890	0.04	1,011,931
Time deposits	1.05	466,275	1.06	484,166
Total	0.18%	$6,047,932	0.16%	$6,055,124

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently up to $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $110.6 million at March 31, 2022 and $119.9 million at December 31, 2021.

At March 31, 2022, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$198,418
2023		181,608
2024		50,943
2025		15,075
2026		3,576
Thereafter		16,655
Total		$466,275

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At March 31, 2022		At December 31, 2021
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$18,976	0.05%	$20,106	0.05%

Long-term debt:
FHLB advances	$95,000	1.34%	$95,000	1.34%

Subordinated notes	$98,952	5.31%	$98,874	5.31%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.5 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At March 31, 2022 and December 31, 2021, the Bank had outstanding short-term letters of credit with the FHLB totaling $620.0 million and $831.8 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.8 billion at March 31, 2022.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $74.5 million and $28.8 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2022 and December 31, 2021, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $2.6 billion and $2.5 billion of committed borrowing capacity at March 31, 2022 and December 31, 2021, respectively, of which $1.9 billion and $1.6 billion was available as of March 31, 2022 and December 31, 2021, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $400.0 million at March 31, 2022 and December 31, 2021, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2022	Weighted Average Rate
Remainder of 2022	$—	—%
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
2026	—	—
Thereafter	—	—
Total	$95,000	1.34%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended March 31,
	2022	2021	2022	2021
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$137	$130	$30	$36
Interest cost	390	354	24	21
Expected loss on plan assets	(933)	(892)	—	—
Amortization of net actuarial loss	204	317	14	12
Net periodic benefit (income) cost	$(202)	$(91)	$68	$69

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $156 thousand to the Retirement Plans and $96 thousand to Other Postretirement Benefit plans in 2022. During the three months ended March 31, 2022, the Corporation contributed $39 thousand to its non-qualified retirement plans and $24 thousand to its other postretirement plans. During the three months ended March 31, 2022, $697 thousand was paid to participants from the retirement plans and $24 thousand was paid to participants from the other postretirement plans.

Note 9. Stock-Based Incentive Plan

The Corporation maintains the 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (the Plan) to permit the issuance of restricted stock units.

The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2022:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2022
Outstanding at December 31, 2021	351,252	$25.74
Expired	(1,500)	14.80
Forfeited	(3,000)	28.33
Exercised	(25,781)	22.33
Outstanding at March 31, 2022	320,971	26.05	4.8	$610
Exercisable at March 31, 2022	320,971	26.05	4.8	610

The Corporation did not issue stock options during the three months ended March 31, 2022 or March 31, 2021.
The following is a summary of nonvested restricted stock units at March 31, 2022 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2021	358,134	$23.61
Granted	164,319	28.36
Cancelled by performance factor	(555)	23.18
Vested	(118,834)	23.29
Forfeited	(1,864)	25.17
Nonvested stock units at March 31, 2022	401,200	$25.61

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Restricted stock units granted	164,319	139,007
Weighted average grant date fair value	$28.36	$27.67
Intrinsic value of units granted	$4,660	$3,847
Restricted stock units vested	118,834	85,731
Weighted average grant date fair value	$23.29	$22.68
Intrinsic value of units vested	$3,377	$2,354

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at March 31, 2022 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$8,241	2.3

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Stock-based compensation expense:
Stock options	$—	$62
Restricted stock units	934	812
Employee stock purchase plan	25	23
Total	$959	$897
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$1	$33

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)
Other comprehensive income	(15,842)	114	172	(15,556)
Balance, March 31, 2022	$(17,058)	$(45)	$(14,806)	$(31,909)

Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
Other comprehensive income	1,379	65	260	1,704
Balance, March 31, 2021	$—	$(356)	$(20,084)	$(20,440)

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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans that were originated in 2013 with balances totaling $29.1 million at time of the hedge. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At March 31, 2022, approximately $40 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2022. At March 31, 2022, the notional amount of the interest rate swap was $14.4 million and the fair value was a liability of $57 thousand.

The Corporation has an interest rate swap with a current notional amount of $11 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."

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

At March 31, 2022, the Corporation had 126 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $769.3 million and remaining maturities ranging from 1 month to 12 years. At March 31, 2022, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $457 thousand. At March 31, 2022, the fair value of the swaps to the customers was a net liability of $2.1 million and all but one of these swaps were in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2022
Interest rate swap - cash flow hedge	$14,393		$—	Other liabilities	$57
Total	$14,393		$—		$57
At December 31, 2021
Interest rate swap - cash flow hedge	$14,611		$—	Other liabilities	$202
Total	$14,611		$—		$202

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2022
Interest rate swap	$11		$—	Other liabilities	$2
Credit derivatives	769,329		—	Other liabilities	457
Interest rate locks with customers	39,524		—	Other liabilities	245
Forward loan sale commitments	54,045	Other assets	806		—
Total	$862,909		$806		$704
At December 31, 2021
Interest rate swap	$46		$—	Other liabilities	$2
Credit derivatives	755,576		—	Other liabilities	381
Interest rate locks with customers	33,876	Other assets	765		—
Forward loan sale commitments	55,476	Other assets	87		—
Total	$844,974		$852		$383

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2022	2021
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$68	$76
Total net loss		$(68)	$(76)

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2022	2021
Credit derivatives	Other noninterest income	$450	$1,107
Interest rate locks with customers	Net loss on mortgage banking activities	(1,010)	(1,730)
Forward loan sale commitments	Net gain on mortgage banking activities	719	1,974
Total net gain		$159	$1,351

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2022	At December 31, 2021
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(45)	$(159)
Total		$(45)	$(159)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2022.

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

One commercial loan associated with an interest rate swap is classified in Level 3 of the valuation hierarchy at March 31, 2022 since lending credit risk is not an observable input for this loan.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, classified using the fair value hierarchy:

	At March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,312	$—	$2,312
Residential mortgage-backed securities	—	256,688	—	256,688
Collateralized mortgage obligations	—	2,947	—	2,947
Corporate bonds	—	88,047	—	88,047
Total available-for-sale securities	—	349,994	—	349,994
Equity securities:
Equity securities - financial services industry	980	—	—	980
Money market mutual funds	1,589	—	—	1,589
Total equity securities	2,569	—	—	2,569
Loans*	—	—	13	13
Loans held for sale	—	14,521	—	14,521
Forward loan sale commitments*	—	806	—	806
Total assets	$2,569	$365,321	$13	$367,903
Liabilities:
Contingent consideration liability	$—	$—	$1,663	$1,663
Interest rate swaps*	—	59	—	59
Credit derivatives*	—	—	457	457
Interest rate locks with customers*	—	245	—	245
Total liabilities	$—	$304	$2,120	$2,424
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $457 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which was obtained from real-time financial market data, of 126 interest rate swaps with a notional amount of $769.3 million. The March 31, 2022 CVA assumed a zero-deal recovery percentage based on the most recent index credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was $1.6 million, which was calculated using a discount rate of 8.3%. The potential cash payments that could result from the contingent consideration arrangement for the acquisition ranged from $0 to a maximum of $1.9 million over the three-year period ending November 30, 2024.

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
The $381 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which was obtained from real-time financial market data, of 125 interest rate swaps with a notional amount of $755.6 million. The December 31, 2021 CVA assumed a zero-deal recovery percentage based on the most recent index credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was $1.6 million, which was calculated using a discount rate of 8.3%. The potential cash payments that could result from the contingent consideration arrangement for the acquisition ranged from $0 to a maximum of $1.9 million over the three-year period ending November 30, 2024.
The following table includes a roll forward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase (decrease) in value	Balance at March 31, 2022
Loans	$48	$—	$(35)	$—	$13
Credit derivatives	(381)	(526)	—	450	(457)
Net total	$(333)	$(526)	$(35)	$450	$(444)

	Three Months Ended March 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	Increase (decrease) in value	Balance at March 31, 2021
Corporate bonds	$9,600	$—	$—	$—	$9,600
Loans	187	—	(33)	(2)	152
Credit derivatives	(535)	(843)	—	1,107	(271)
Net total	$9,252	$(843)	$(33)	$1,105	$9,481

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2022
Paul I. Sheaffer Insurance Agency	$1,629	$—	$34	$1,663
Total contingent consideration liability	$1,629	$—	$34	$1,663

	Three Months Ended March 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2021
Girard Partners	$55	$29	$2	$28
Total contingent consideration liability	$55	$29	$2	$28

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021:

	At March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$29,773	$29,773
Other real estate owned	—	—	279	279
Total	$—	$—	$30,052	$30,052

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$33,118	$33,118
Other real estate owned	—	—	279	279
Total	$—	$—	$33,397	$33,397

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2022 and December 31, 2021. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$773,781	$—	$—	$773,781	$773,781
Held-to-maturity securities	—	157,924	—	157,924	166,339
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	26,330
Net loans and leases held for investment	—	—	5,290,440	5,290,440	5,302,714
Servicing rights	—	—	15,106	15,106	8,122
Total assets	$773,781	$157,924	$5,305,546	$6,237,251	$6,277,286
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,581,657	$—	$—	$5,581,657	$5,581,657
Time deposits	—	460,580	—	460,580	466,275
Total deposits	5,581,657	460,580	—	6,042,237	6,047,932
Short-term borrowings	—	18,976	—	18,976	18,976
Long-term debt	—	93,343	—	93,343	95,000
Subordinated notes	—	102,250	—	102,250	98,952
Total liabilities	$5,581,657	$675,149	$—	$6,256,806	$6,260,860

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$890,150	$—	$—	$890,150	$890,150
Held-to-maturity securities	—	178,402	—	178,402	176,983
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,186
Net loans and leases held for investment	—	—	5,244,504	5,244,504	5,204,927
Servicing rights	—	—	11,331	11,331	7,878
Total assets	$890,150	$178,402	$5,255,835	$6,324,387	$6,308,124
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,570,958	$—	$—	$5,570,958	$5,570,958
Time deposits	—	487,874	—	487,874	484,166
Total deposits	5,570,958	487,874	—	6,058,832	6,055,124
Short-term borrowings	—	20,106	—	20,106	20,106
Long-term debt	—	95,707	—	95,707	95,000
Subordinated notes	—	107,000	—	107,000	98,874
Total liabilities	$5,570,958	$710,687	$—	$6,281,645	$6,269,104

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2022, individually analyzed loans held for investment had a carrying amount of $30.7 million with a valuation allowance of $954 thousand. At December 31, 2021, individually analyzed loans held for investment had a carrying amount of $33.1 million with a valuation allowance of $11 thousand. The Corporation had no individually analyzed leases at March 31, 2022 or December 31, 2021.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2022, servicing rights had a net carrying amount of $8.1 million, which included a valuation allowance of $7 thousand. At December 31, 2021, servicing rights had a net carrying amount of $7.9 million, which included a valuation allowance of $13 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2022, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At March 31, 2022 and December 31, 2021, OREO had a carrying amount of $279 thousand. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.

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

Note 13. Segment Reporting

At March 31, 2022, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2022	At December 31, 2021	At March 31, 2021
Banking	$6,997,081	$7,005,952	$6,313,108
Wealth Management	53,174	54,076	48,016
Insurance	42,240	40,649	37,075
Other	15,245	21,744	18,466
Consolidated assets	$7,107,740	$7,122,421	$6,416,665

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$51,189	$1	$—	$8	$51,198
Interest expense	3,180	30	—	1,328	4,538
Net interest income (expense)	48,009	(29)	—	(1,320)	46,660
Reversal of provision for credit losses	(3,450)	—	—	—	(3,450)
Noninterest income	7,370	7,305	5,764	31	20,470
Noninterest expense	36,488	4,709	3,865	350	45,412
Intersegment (revenue) expense*	(433)	211	222	—	—
Income (loss) before income taxes	22,774	2,356	1,677	(1,639)	25,168
Income tax expense (benefit)	4,543	492	358	(542)	4,851
Net income (loss)	$18,231	$1,864	$1,319	$(1,097)	$20,317
Net capital expenditures	$(5,592)	$63	$15	$20	$(5,494)

	Three Months Ended
	March 31, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$51,449	$—	$—	$8	$51,457
Interest expense	3,719	31	—	2,293	6,043
Net interest income (expense)	47,730	(31)	—	(2,285)	45,414
Reversal of provision for credit losses	(11,283)	—	—	—	(11,283)
Noninterest income	11,230	6,773	5,105	142	23,250
Noninterest expense	30,601	4,086	3,304	1,549	39,540
Intersegment (revenue) expense*	(323)	164	159	—	—
Income (loss) before income taxes	39,965	2,492	1,641	(3,692)	40,407
Income tax expense (benefit)	8,255	514	351	(1,316)	7,804
Net income (loss)	$31,710	$1,978	$1,290	$(2,376)	$32,603
Net capital expenditures	$1,111	$5	$9	$62	$1,187

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
•Inflation or volatility in interest rates;
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
•The anticipated impact of any military conflict, terrorist act or other geopolitical acts;
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

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the continued impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are also subject to the following risks, uncertainties and assumptions:

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
•Our wealth management revenues may decline with market turmoil;
•Our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•FDIC premiums may increase if the agency experiences additional resolution costs.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2021 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.

These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2021 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2022	2021	Amount	Percent
Net income	$20,317	$32,603	$(12,286)	(37.7)%
Net income per share:
Basic	$0.69	$1.11	$(0.42)	(37.8)
Diluted	0.68	1.11	(0.43)	(38.7)
Return on average assets	1.17%	2.07%	(90 BP)	(43.5)
Return on average equity	10.64%	18.90%	(826 BP)	(43.7)

The Corporation reported net income of $20.3 million, or $0.68 diluted earnings per share, for the three months ended March 31, 2022, compared to net income of $32.6 million, or $1.11 diluted earnings per share, for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Corporation recorded a reversal of provision for credit losses of $3.5 million, of which $5.7 million (after-tax benefit of $4.5 million), or $0.15 diluted earnings per share, was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by increases in reserves for loans, unfunded commitments and investment securities. The reversal of provision for credit losses for the three months ended March 31, 2021 was $11.3 million, of which $12.9 million (after-tax benefit of $10.2 million), or $0.35 diluted earnings per share, was attributable to favorable changes in economic-related assumptions within the Corporation’s CECL model partially offset by a reserve increase attributable to loan growth.

As of March 31, 2022, $10.3 million in PPP loan originations remained outstanding. During the first quarter of 2022, $591 thousand was recorded as net interest income related to these loans, of which $552 thousand was the result of recognition of associated net deferred loan fees upon forgiveness and pay downs of PPP loans totaling $22.0 million. As of March 31, 2022, the Corporation had $272 thousand of net deferred fees on the balance sheet related to PPP loans, which represented approximately 1.5% of the initial deferred fee amount.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2022 and 2021. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three months ended March 31, 2022 versus 2021

Net interest income on a tax-equivalent basis for the three months ended March 31, 2022 was $47.2 million, an increase of $1.2 million, or 2.6%, compared to $46.0 million for the three months ended March 31, 2021. The increase in tax-equivalent net interest income for the three months ended March 31, 2022 compared to the comparable period in the prior year was due to loan and investment balance growth outpacing declines in yield on interest-bearing assets and a decrease in the cost of interest-bearing liabilities, offset by a decrease in PPP loan income.

The net interest margin, on a tax-equivalent basis, was 2.89% for the three months ended March 31, 2022 compared to 3.12% for the three months ended March 31, 2021. Excess liquidity reduced the net interest margin by approximately 33 basis points for the three months ended March 31, 2022 compared to eleven basis points for the three months ended March 31, 2021. This excess liquidity was primarily driven by strong growth of deposit balances since the beginning of the COVID-19 pandemic, primarily due to the various pandemic-related stimulus initiatives. PPP loans had a favorable impact on net interest margin of three and four basis points for the three months ended March 31, 2022 and March 31, 2021, respectively. As PPP loans are forgiven, the associated deferred fees are recognized in earnings, which occurred with greater frequency in 2021 as compared to 2022. Excluding the impact of excess liquidity and PPP loans, the net interest margin, on a tax-equivalent basis, was 3.19% for the three months ended March 31, 2022 and 2021.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$733,173	$357	0.20%	$237,548	$56	0.10%
U.S. government obligations	5,222	26	2.02	6,998	36	2.09
Obligations of states and political subdivisions*	2,332	19	3.30	11,544	105	3.69
Other debt and equity securities	514,574	2,339	1.84	355,827	1,267	1.44
Federal Home Loan Bank, Federal Reserve Bank and other stock	27,115	355	5.31	26,368	348	5.35
Total interest-earning deposits, investments and other interest-earning assets	1,282,416	3,096	0.98	638,285	1,812	1.15
Commercial, financial and agricultural loans	901,555	7,571	3.41	782,208	6,798	3.52
Paycheck Protection Program loans	18,402	591	13.02	506,939	4,524	3.62
Real estate—commercial and construction loans	2,904,602	25,820	3.61	2,621,981	24,458	3.78
Real estate—residential loans	1,116,356	9,882	3.59	1,037,000	9,873	3.86
Loans to individuals	25,799	238	3.74	26,447	265	4.06
Municipal loans and leases*	242,508	2,434	4.07	245,638	2,530	4.18
Lease financings	135,476	2,075	6.21	105,684	1,737	6.67
Gross loans and leases	5,344,698	48,611	3.69	5,325,897	50,185	3.82
Total interest-earning assets	6,627,114	51,707	3.16	5,964,182	51,997	3.54
Cash and due from banks	53,698			55,311
Allowance for credit losses, loans and leases	(72,067)			(83,254)
Premises and equipment, net	53,948			55,826
Operating lease right-of-use assets	30,394			34,033
Other assets	354,893			357,365
Total assets	$7,047,980			$6,383,463
Liabilities:
Interest-bearing checking deposits	$881,462	$443	0.20	$817,940	$490	0.24
Money market savings	1,542,581	904	0.24	1,243,673	853	0.28
Regular savings	1,021,550	238	0.09	959,232	298	0.13
Time deposits	473,589	1,306	1.12	525,800	1,759	1.36
Total time and interest-bearing deposits	3,919,182	2,891	0.30	3,546,645	3,400	0.39
Short-term borrowings	17,636	2	0.05	17,894	2	0.05
Long-term debt	95,000	317	1.35	101,333	348	1.39
Subordinated notes	98,911	1,328	5.45	183,340	2,293	5.07
Total borrowings	211,547	1,647	3.16	302,567	2,643	3.54
Total interest-bearing liabilities	4,130,729	4,538	0.45	3,849,212	6,043	0.64
Noninterest-bearing deposits	2,065,633			1,749,502
Operating lease liabilities	33,452			37,415
Accrued expenses and other liabilities	43,808			47,598
Total liabilities	6,273,622			5,683,727
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	298,975			296,136
Retained earnings and other equity	317,599			245,816
Total shareholders’ equity	774,358			699,736
Total liabilities and shareholders’ equity	$7,047,980			$6,383,463
Net interest income		$47,169			$45,954
Net interest spread			2.71			2.90
Effect of net interest-free funding sources			0.18			0.22
Net interest margin			2.89%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities	160.43%			154.95%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred (costs) fees of $(136) thousand and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2022 and 2021 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2022 Versus 2021
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$203	$98	$301
U.S. government obligations	(9)	(1)	(10)
Obligations of states and political subdivisions	(76)	(10)	(86)
Other debt and equity securities	661	411	1,072
Federal Home Loan Bank, Federal Reserve Bank and other stock	10	(3)	7
Interest on deposits, investments and other earning assets	789	495	1,284
Commercial, financial and agricultural loans	994	(221)	773
Paycheck Protection Program loans	(7,426)	3,493	(3,933)
Real estate—commercial and construction loans	2,512	(1,150)	1,362
Real estate—residential loans	726	(717)	9
Loans to individuals	(6)	(21)	(27)
Municipal loans and leases	(31)	(65)	(96)
Lease financings	464	(126)	338
Interest and fees on loans and leases	(2,767)	1,193	(1,574)
Total interest income	(1,978)	1,688	(290)
Interest expense:
Interest-bearing checking deposits	37	(84)	(47)
Money market savings	186	(135)	51
Regular savings	23	(83)	(60)
Time deposits	(163)	(290)	(453)
Total time and interest-bearing deposits	83	(592)	(509)
Long-term debt	(21)	(10)	(31)
Subordinated notes	(1,126)	161	(965)
Interest on borrowings	(1,147)	151	(996)
Total interest expense	(1,064)	(441)	(1,505)
Net interest income	$(914)	$2,129	$1,215

Provision for Credit Losses

The reversal of the provision for credit losses for the three months ended March 31, 2022 was $3.5 million, of which $5.7 million (after-tax benefit of $4.5 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by increases in reserves for loans, unfunded commitments and investment securities. The reversal of the provision for credit losses for the three months ended March 31, 2021 was $11.3 million, of which $12.9 million (after-tax benefit of $10.2 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model partially offset by a reserve increase attributable to loan growth.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Trust fee income	$2,102	$2,034	$68	3.3%
Service charges on deposit accounts	1,504	1,282	222	17.3
Investment advisory commission and fee income	5,152	4,697	455	9.7
Insurance commission and fee income	5,570	4,955	615	12.4
Other service fee income	2,756	2,192	564	25.7
Bank owned life insurance income	699	717	(18)	(2.5)
Net gain on sales of investment securities	30	65	(35)	(53.8)
Net gain on mortgage banking activities	1,929	5,938	(4,009)	(67.5)
Other income	728	1,370	(642)	(46.9)
Total noninterest income	$20,470	$23,250	$(2,780)	(12.0%)

Three months ended March 31, 2022 versus 2021

Noninterest income for the three months ended March 31, 2022 was $20.5 million, a decrease of $2.8 million, or 12.0%, from the three months ended March 31, 2021.

The net gain on mortgage banking activities decreased $4.0 million, or 67.5%, for the three months ended March 31, 2022 from the comparable period in the prior year. The decrease for the three months ended March 31, 2022 was primarily due to a decrease in loan sales and a contraction of margins. Other income decreased $642 thousand, or 46.9%, for the three months ended March 31, 2022 from the comparable period in the prior year, primarily due to a decrease of $657 thousand in fees on risk participation agreements for interest rate swaps driven by a decrease in customer demand.

Investment advisory commission and fee income increased $455 thousand, or 9.7%, for the three months ended March 31, 2022 from the comparable period in the prior year, primarily due to new customer relationships and appreciation of assets under management, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management balance. Insurance commission and fee income increased $615 thousand, or 12.4%, for the three months ended March 31, 2022 from the comparable period in the prior year, primarily due to incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021.

Other service fee income increased $564 thousand, or 25.7%, for the three months ended March 31, 2022 from the comparable period in the prior year. Interchange fee income increased $176 thousand for the three months ended March 31, 2022 from the comparable period in the prior year, due to increased customer activity. Mortgage servicing fees increased $262 thousand for the three months ended March 31, 2022 from the comparable period in the prior year, driven by reduced amortization as a result of a decrease in prepayment speeds.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries, benefits and commissions	$28,245	$24,780	$3,465	14.0%
Net occupancy	2,716	2,739	(23)	(0.8)
Equipment	982	946	36	3.8
Data processing	3,567	3,050	517	17.0
Professional fees	2,138	1,748	390	22.3
Marketing and advertising	425	280	145	51.8
Deposit insurance premiums	893	636	257	40.4
Intangible expenses	341	249	92	36.9
Other expense	6,105	5,112	993	19.4
Total noninterest expense	$45,412	$39,540	$5,872	14.9%
Three months ended March 31, 2022 versus 2021

Noninterest expense for the three months ended March 31, 2022 was $45.4 million, an increase of $5.9 million, or 14.9%, from the three months ended March 31, 2021.

Salaries, benefits and commissions increased $3.5 million, or 14.0%, for the three months ended March 31, 2022 from the comparable period in the prior year. These increases reflect our continued investment in revenue producing staff across all business lines, including the acquisition of the Paul I. Sheaffer insurance agency, and annual merit increases. Additionally, during the three months ended March 31, 2022, we incurred $387 thousand of short-term incremental guaranties related to the hiring of new producers in our Mortgage Banking line of business. Finally, the three months ended March 31, 2022 was benefited by $582 thousand of incremental capitalized compensation related to the origination of PPP loans.

Data processing expenses increased $517 thousand, or 17.0%, for the three months ended March 31, 2022 from the comparable period in the prior year, primarily due to continued investments in our end-to-end loan origination solution for loans below $1.0 million, customer relationship management software, internal infrastructure improvements, outsourced data processing solutions, and our digital transformation initiative.

Professional fees increased $390 thousand, or 22.3%, for the three months ended March 31, 2022 from the comparable period in the prior year, primarily attributable to $658 thousand in consultant fees spent in support of our digital transformation initiative, as compared to our $276 thousand investment in support of our Diversity, Equity and Inclusion training initiatives during the three months ended March 31, 2021. Deposit insurance premiums increased $257 thousand, or 40.4%, for the three months ended March 31, 2022 from the comparable period in the prior year, attributable to an increased assessment base primarily driven by excess liquidity.

Other expense increased $993 thousand, or 19.4%, for the three months ended March 31, 2022 from the comparable period in the prior year, driven by increases in recruiting costs of $282 thousand due to increased hiring activity and travel and entertainment expenses of $265 thousand, which have begun to normalize as the markets we operate in continue to remain open. Additionally, we incurred costs of $330 thousand as a result of a customer who was defrauded.

Tax Provision

The Corporation recognized a tax expense of $4.9 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively, resulting in an effective rate of 19.3% for both periods. The effective tax rates for the three months ended March 31, 2022 and 2021 were favorably impacted by eight and four basis points, respectively, of discrete tax benefits resulting from equity compensation awards vesting in the respective quarters. Additionally, the effective tax rates for the three months ended March 31, 2022 and 2021 reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31, 2022	At December 31, 2021	Change
(Dollars in thousands)			Amount	Percent
Cash and cash equivalents	$773,781	$890,150	$(116,369)	(13.1%)
Investment securities, net of allowance for credit losses	518,902	496,989	21,913	4.4
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	26,330	28,186	(1,856)	(6.6)
Loans held for sale	14,521	21,600	(7,079)	(32.8)
Loans and leases held for investment	5,400,786	5,310,017	90,769	1.7
Allowance for credit losses, loans and leases	(68,286)	(71,924)	3,638	(5.1)
Premises and equipment, net	50,429	56,882	(6,453)	(11.3)
Operating lease right-of-use assets	30,498	30,407	91	0.3
Goodwill and other intangibles, net	187,294	187,358	(64)	—
Bank owned life insurance	119,398	118,699	699	0.6
Accrued interest receivable and other assets	54,087	54,057	30	0.1
Total assets	$7,107,740	$7,122,421	$(14,681)	(0.2%)
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $116.4 million, or 13.1%, from December 31, 2021, primarily due to decreased interest earning deposits at the Federal Reserve Bank of $120.4 million as the Corporation used excess liquidity to fund securities and loan growth.

Investment Securities

Total investment securities at March 31, 2022 increased $21.9 million, or 4.4%, from December 31, 2021. Purchases of $69.6 million, primarily residential mortgage-backed securities, were partially offset by maturities and pay-downs of $22.8 million, decreases in the fair value of available-for-sale investment securities of $20.1 million, sales of $4.0 million, net amortization of purchased premiums and discounts of $491 thousand and a provision for credit losses of $346 thousand.

Loans and Leases

Gross loans and leases held for investment increased $90.8 million, or 1.7%, from December 31, 2021. Gross loans and leases held for investment, excluding PPP loans, at March 31, 2022 increased $112.2 million or 2.1% from December 31, 2021. The growth in gross loans and leases held for investment, excluding PPP loans, was primarily due to increases in commercial real estate and residential mortgage loans.

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

At March 31, 2022, nonaccrual loans and leases and accruing troubled debt restructured loans were $30.9 million and had a related allowance for credit losses on loans and leases of $954 thousand. At December 31, 2021, nonaccrual loans and leases and accruing troubled debt restructured loans were $33.3 million and had a related allowance for credit losses on loans and leases of $11 thousand. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended March 31, 2022 were $76 thousand compared to $288 thousand for the same period in the prior year.

Other real estate owned was $279 thousand at March 31, 2022 and December 31, 2021.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2022	At December 31, 2021
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	$30,876	$33,210
Accruing troubled debt restructured loans and lease modifications not included in the above	51	51
Accruing loans and leases, 90 days or more past due	274	498
Total nonperforming loans and leases	$31,201	$33,759
Other real estate owned	279	279
Total nonperforming assets	$31,480	$34,038

*Nonaccrual troubled debt restructured loans and lease modifications in nonaccrual loans and leases in the above table	$830	$758

Loans and leases held for investment	$5,400,786	$5,310,017
Allowance for credit losses, loans and leases	68,286	71,924

Allowance for credit losses, loans and leases / loans and leases held for investment	1.26%	1.35%
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.57%	0.63%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	221.16%	216.57%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2022	At December 31, 2021
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$30,876	$33,210
Nonaccrual loans and leases with partial charge-offs	1,417	1,429
Life-to-date partial charge-offs on nonaccrual loans and leases	534	536
Specific reserves on individually analyzed loans	954	11
The Corporation modified certain loans and leases via principal and/or interest deferrals in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and have not categorized these modifications as troubled debt restructurings. As of March 31, 2022, there were four loan modifications outstanding with principal balances totaling $2.7 million, which represented approximately 0.1% of the loan portfolio, excluding PPP loans. As of December 31, 2021, there were nine loan and lease modifications outstanding with principal balances totaling $6.2 million, which represented approximately 0.1% of the loan portfolio, excluding PPP loans. See Table 4 below for a breakdown of these loans by industry.

Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description, and certain loan modifications segmented by industry description for commercial loans and segmented by loan category for other loan types as of March 31, 2022:

(Dollars in thousands)	As of March 31, 2022
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio	$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
CRE - Retail	$359,125	8.1%	$—	—%
Animal Production	310,747	7.0	—	—
CRE - Multi-family	244,480	5.5	—	—
CRE - 1-4 Family Residential Investment	234,653	5.3	—	—
CRE - Office	231,125	5.2	—	—
Hotels & Motels (Accommodation)	186,497	4.2	1,437	0.8
Nursing and Residential Care Facilities	168,896	3.8	—	—
CRE - Industrial / Warehouse	160,318	3.6	—	—
Education	151,238	3.4	—	—
Specialty Trade Contractors	133,455	3.0	—	—
CRE - Mixed-Use - Residential	116,479	2.6	—	—
CRE - Medical Office	108,836	2.4	—	—
Homebuilding (tract developers, remodelers)	101,112	2.3	—	—
Merchant Wholesalers, Durable Goods	93,073	2.1	—	—
Motor Vehicle and Parts Dealers	89,723	2.0	—	—
Crop Production	85,886	1.9	—	—
Food Manufacturing	78,597	1.8	—	—
Wood Product Manufacturing	77,165	1.7	—	—
Rental and Leasing Services	72,878	1.6	—	—
Food Services and Drinking Places	71,327	1.6	473	0.7
Administrative and Support Services	69,578	1.6	—	—
Merchant Wholesalers, Nondurable Goods	64,564	1.5	—	—
Personal and Laundry Services	61,402	1.4	—	—
Fabricated Metal Product Manufacturing	60,398	1.4	—	—
Religious Organizations, Advocacy Groups	56,869	1.3	—	—
Miniwarehouse / Self-Storage	54,382	1.2	—	—
Repair and Maintenance	53,267	1.2	—	—
Industries with >$50 million in outstandings	$3,496,070	78.6%	$1,910	0.1%
Industries with <$50 million in outstandings	$950,721	21.4%	$790	0.1%
Total Commercial Loans	$4,446,791	100.0%	$2,700	0.1%

Consumer Loans and Lease Financings	Total Outstanding Balance		$ Balance of Modified Loans (1)	Modified Loans as a % of Portfolio (excl PPP) (1)
Real Estate-Residential Secured for Personal Purpose	$568,735		$—	—%
Real Estate-Home Equity Secured for Personal Purpose	160,134		—	—
Loans to Individuals	26,249		—	—
Lease Financings	188,579		—	—
Total Consumer Loans and Lease Financings	$943,697		$—	—%

Total	$5,390,488		$2,700	0.1%
(1) Loan modifications referenced above were made in accordance with Section 4013 of the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and therefore were not classified as TDRs as of March 31, 2022.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $784 thousand and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2022 and December 31, 2021.

The Corporation also has goodwill with a net carrying value of $175.5 million at March 31, 2022 and December 31, 2021, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2022 and 2021. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2022	At December 31, 2021	Change
			Amount	Percent
Deposits	$6,047,932	$6,055,124	$(7,192)	(0.1%)
Short-term borrowings	18,976	20,106	(1,130)	(5.6)
Long-term debt	95,000	95,000	—	—
Subordinated notes	98,952	98,874	78	0.1
Operating lease liabilities	33,566	33,453	113	0.3
Accrued interest payable and other liabilities	39,459	46,070	(6,611)	(14.3)
Total liabilities	$6,333,885	$6,348,627	$(14,742)	(0.2%)

Deposits

Total deposits decreased $7.2 million, or 0.1%, from December 31, 2021, primarily due to decreases in consumer and public funds deposits offset by an increase in commercial deposits.

Borrowings

Total borrowings decreased $1.1 million, or 0.5%, from December 31, 2021, due to a decrease in short-term customer repurchase agreements.

Accrued Interest Payable and Other Liabilities

Other liabilities decreased $6.6 million, or 14.3%, from December 31, 2021, due to the payment in the first quarter of $5.9 million of annual incentive payments that were previously accrued.
Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2022	At December 31, 2021	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	297,945	299,181	(1,236)	(0.4)
Retained earnings	389,332	375,124	14,208	3.8
Accumulated other comprehensive loss	(31,909)	(16,353)	(15,556)	95.1
Treasury stock	(39,297)	(41,942)	2,645	(6.3)
Total shareholders’ equity	$773,855	$773,794	$61	—%

Retained earnings at March 31, 2022 increased by $14.2 million primarily due to net income of $20.3 million offset by $5.9 million of cash dividends paid for the three months ended March 31, 2022. Treasury stock decreased $2.6 million from December 31, 2021 primarily due to stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity. Accumulated other comprehensive loss increased by $15.6 million, primarily attributable to decreases in the fair value of available-for-sale investment securities of $15.8 million, net of tax.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $22.8 million and $40.0 million for the three months ended March 31, 2022 and 2021, respectively. See the section of this MD&A under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.4 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively. Noninterest income was $7.3 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in pre-tax income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to increases in commission expense driven by increased production and salary expense as we continue to invest in revenue producing positions. The increase in noninterest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2022 was primarily due to appreciation of assets under management and supervision, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $4.6 billion as of March 31, 2022, $4.9 billion as of December 31, 2021, $4.2 billion as of March 31, 2021 and $4.1 billion as of December 31, 2020.

The Insurance segment reported pre-tax income of $1.7 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Noninterest income was $5.8 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in pre-tax income and noninterest income for the three months ended March 31, 2022 was primarily due to incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at March 31, 2022.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of March 31, 2022 and December 31, 2021 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$799,147	13.73%	$465,560	8.00%	$581,951	10.00%
Bank	680,330	11.72	464,357	8.00	580,447	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	644,487	11.07	349,170	6.00	465,560	8.00
Bank	624,622	10.76	348,268	6.00	464,357	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	644,487	11.07	261,878	4.50	378,268	6.50
Bank	624,622	10.76	261,201	4.50	377,290	6.50
Tier 1 Capital (to Average Assets):
Corporation	644,487	9.35	275,811	4.00	344,764	5.00
Bank	624,622	9.09	274,997	4.00	343,746	5.00
At December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$786,300	13.77%	$456,902	8.00%	$571,128	10.00%
Bank	660,436	11.61	455,178	8.00	568,973	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	342,677	6.00	456,902	8.00
Bank	606,033	10.65	341,384	6.00	455,178	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	257,008	4.50	371,233	6.50
Bank	606,033	10.65	256,038	4.50	369,832	6.50
Tier 1 Capital (to Average Assets):
Corporation	633,023	9.13	277,297	4.00	346,622	5.00
Bank	606,033	8.77	276,471	4.00	345,588	5.00
At March 31, 2022 and December 31, 2021, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At March 31, 2022, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

Liquidity

The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flows and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings, certificates of deposit at maturity, operating expenses and capital expenditures. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a daily basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2022	—	$—	—	679,174
February 1 – 28, 2022	—	—	—	679,174
March 1 – 31, 2022	—	—	—	679,174
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – 31, 2022	—	$—
February 1 – 28, 2022	—	—
March 1 – 31, 2022	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
None.

Item 6.    Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.

	Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on April 27, 2022.

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: May 3, 2022	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2022	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)