Form 10-Q
period 2022-06-30
UNIVEST FINANCIAL Corp
filed 2022-08-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,353,021
(Title of Class)	(Number of shares outstanding at August 1, 2022)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At June 30, 2022	At December 31, 2021
ASSETS
Cash and due from banks	$59,590	$49,202
Interest-earning deposits with other banks	35,187	840,948
Cash and cash equivalents	94,777	890,150
Investment securities held-to-maturity (fair value $145,792 and $178,402 at June 30, 2022 and December 31, 2021, respectively)	159,808	176,983
Investment securities available-for-sale (amortized cost $389,584 and $319,474, net of allowance for credit losses of $1,692 and $929 at June 30, 2022 and December 31, 2021, respectively)	351,382	317,007
Investments in equity securities	2,934	2,999
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,116	28,186
Loans held for sale	8,352	21,600
Loans and leases held for investment	5,661,777	5,310,017
Less: Allowance for credit losses, loans and leases	(72,011)	(71,924)
Net loans and leases held for investment	5,589,766	5,238,093
Premises and equipment, net	50,080	56,882
Operating lease right-of-use assets	30,929	30,407
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	11,728	11,848
Bank owned life insurance	120,103	118,699
Accrued interest receivable and other assets	76,328	54,057
Total assets	$6,700,813	$7,122,421
LIABILITIES
Noninterest-bearing deposits	$2,062,538	$2,065,423
Interest-bearing deposits	3,500,510	3,989,701
Total deposits	5,563,048	6,055,124
Short-term borrowings	97,606	20,106
Long-term debt	95,000	95,000
Subordinated notes	99,030	98,874
Operating lease liabilities	33,951	33,453
Accrued interest payable and other liabilities	48,253	46,070
Total liabilities	5,936,888	6,348,627
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2022 and December 31, 2021; 31,556,799 shares issued at June 30, 2022 and December 31, 2021; 29,365,775 and 29,500,542 shares outstanding at June 30, 2022 and December 31, 2021, respectively	157,784	157,784
Additional paid-in capital	298,800	299,181
Retained earnings	396,295	375,124
Accumulated other comprehensive loss, net of tax benefit	(42,781)	(16,353)
Treasury stock, at cost; 2,191,024 and 2,056,257 shares at June 30, 2022 and December 31, 2021, respectively	(46,173)	(41,942)
Total shareholders’ equity	763,925	773,794
Total liabilities and shareholders’ equity	$6,700,813	$7,122,421
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans and leases	$52,797	$50,588	$100,903	$100,251
Interest and dividends on investment securities:
Taxable	2,738	1,399	5,103	2,702
Exempt from federal income taxes	14	48	29	135
Interest on deposits with other banks	824	46	1,181	102
Interest and dividends on other earning assets	344	360	699	708
Total interest income	56,717	52,441	107,915	103,898
Interest expense
Interest on deposits	3,586	3,159	6,477	6,559
Interest on short-term borrowings	11	3	13	5
Interest on long-term debt and subordinated notes	1,649	2,522	3,294	5,163
Total interest expense	5,246	5,684	9,784	11,727
Net interest income	51,471	46,757	98,131	92,171
Provision (reversal of provision) for credit losses	6,674	(59)	3,224	(11,342)
Net interest income after provision for credit losses	44,797	46,816	94,907	103,513
Noninterest income
Trust fee income	1,998	2,157	4,100	4,191
Service charges on deposit accounts	1,574	1,314	3,078	2,596
Investment advisory commission and fee income	4,812	4,558	9,964	9,255
Insurance commission and fee income	4,629	3,839	10,199	8,794
Other service fee income	3,309	2,748	6,065	4,940
Bank owned life insurance income	705	1,620	1,404	2,337
Net gain on sales of investment securities	—	54	30	119
Net gain on mortgage banking activities	1,230	3,461	3,159	9,399
Other income	741	479	1,469	1,849
Total noninterest income	18,998	20,230	39,468	43,480
Noninterest expense
Salaries, benefits and commissions	29,133	25,396	57,378	50,176
Net occupancy	2,422	2,656	5,138	5,395
Equipment	977	968	1,959	1,914
Data processing	3,708	3,064	7,275	6,114
Professional fees	2,844	2,015	4,982	3,763
Marketing and advertising	693	561	1,118	841
Deposit insurance premiums	812	613	1,705	1,249
Intangible expenses	342	249	683	498
Other expense	6,440	5,764	12,545	10,876
Total noninterest expense	47,371	41,286	92,783	80,826
Income before income taxes	16,424	25,760	41,592	66,167
Income tax expense	3,258	4,885	8,109	12,689
Net income	$13,166	$20,875	$33,483	$53,478
Net income per share:
Basic	$0.45	$0.71	$1.14	$1.82
Diluted	0.45	0.71	1.13	1.81
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2022			2021
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$16,424	$3,258	$13,166	$25,760	$4,885	$20,875
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(15,336)	(3,220)	(12,116)	788	167	621
Provision for credit losses	417	87	330	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(54)	(11)	(43)
Total net unrealized (losses) gains on available-for-sale investment securities	(14,919)	(3,133)	(11,786)	734	156	578
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	1,626	342	1,284	(4)	(1)	(3)
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(686)	(144)	(542)	76	16	60
Total net unrealized gains on interest rate swaps used in cash flow hedges	940	198	742	72	15	57
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	218	46	172	329	69	260
Total defined benefit pension plans	218	46	172	329	69	260
Other comprehensive (loss) income	(13,761)	(2,889)	(10,872)	1,135	240	895
Total comprehensive income	$2,663	$369	$2,294	$26,895	$5,125	$21,770
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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2022			2021
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$41,592	$8,109	$33,483	$66,167	$12,689	$53,478
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(35,705)	(7,498)	(28,207)	2,982	628	2,354
Provision (reversal of provision) for credit losses	763	160	603	(384)	(81)	(303)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(30)	(6)	(24)	(119)	(25)	(94)
Total net unrealized (losses) gains on available-for-sale investment securities	(34,972)	(7,344)	(27,628)	2,479	522	1,957
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains arising during the period	1,702	358	1,344	2	—	2
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(618)	(130)	(488)	152	32	120
Total net unrealized gains on interest rate swaps used in cash flow hedges	1,084	228	856	154	32	122
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	436	92	344	658	138	520
Total defined benefit pension plans	436	92	344	658	138	520
Other comprehensive (loss) income	(33,452)	(7,024)	(26,428)	3,291	692	2,599
Total comprehensive income	$8,140	$1,085	$7,055	$69,458	$13,381	$56,077
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2022
Balance at March 31, 2022	29,636,425	$157,784	$297,945	$389,332	$(31,909)	$(39,297)	$773,855
Net income	—	—	—	13,166	—	—	13,166
Other comprehensive loss, net of income tax benefit	—	—	—	—	(10,872)	—	(10,872)
Cash dividends declared ($0.21 per share)	—	—	—	(6,200)	—	—	(6,200)
Stock-based compensation	—	—	936	(3)	—	—	933
Stock issued under dividend reinvestment and employee stock purchase plans	25,774	—	45	—	—	607	652
Vesting of restricted stock units	3,576	—	(126)	—	—	88	(38)
Exercise of stock options	—	—	—	—	—	(1)	(1)
Purchases of treasury stock	(300,000)	—	—	—	—	(7,570)	(7,570)
Balance at June 30, 2022	29,365,775	$157,784	$298,800	$396,295	$(42,781)	$(46,173)	$763,925

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended June 30, 2021
Balance at March 31, 2021	29,379,575	$157,784	$296,177	$333,581	$(20,440)	$(44,647)	$722,455
Net income	—	—	—	20,875	—	—	20,875
Other comprehensive income, net of income tax	—	—	—	—	895	—	895
Cash dividends declared ($0.20 per share)	—	—	—	(5,877)	—	—	(5,877)
Stock-based compensation	—	—	822	—	—	(1)	821
Stock issued under dividend reinvestment and employee stock purchase plans	21,915	—	25	—	—	580	605
Exercise of stock options	10,241	—	14	—	—	210	224
Cancellations of performance-based restricted stock awards	—	—	170	—	—	(170)	—
Balance at June 30, 2021	29,411,731	$157,784	$297,208	$348,579	$(19,545)	$(44,028)	$739,998

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2022
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794
Net income	—	—	—	33,483	—	—	33,483
Other comprehensive loss, net of income tax benefit	—	—	—	—	(26,428)	—	(26,428)
Cash dividends declared ($0.41 per share)	—	—	—	(12,105)	—	—	(12,105)
Stock-based compensation	—	—	2,009	(207)	—	—	1,802
Stock issued under dividend reinvestment and employee stock purchase plans	47,617	—	104	—	—	1,171	1,275
Vesting of restricted stock units, net of shares withheld to cover taxes	91,835	—	(2,544)	—	—	1,643	(901)
Exercise of stock options	25,781	—	50	—	—	525	575
Purchases of treasury stock	(300,000)	—	—	—	—	(7,570)	(7,570)
Balance at June 30, 2022	29,365,775	$157,784	$298,800	$396,295	$(42,781)	$(46,173)	$763,925

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2021
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472
Net income	—	—	—	53,478	—	—	53,478
Other comprehensive income, net of income tax	—	—	—	—	2,599	—	2,599
Cash dividends declared ($0.40 per share)	—	—	—	(11,741)	—	—	(11,741)
Stock-based compensation	—	—	1,700	(56)	—	(1)	1,643
Stock issued under dividend reinvestment and employee stock purchase plans	45,226	—	90	(1)	—	1,125	1,214
Vesting of restricted stock units	42,619	—	(1,126)	—	—	771	(355)
Exercise of stock options	46,527	—	31	—	—	952	983
Cancellation of performance-based restricted stock awards	(7,199)	—	327	—	—	(327)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at June 30, 2021	29,411,731	$157,784	$297,208	$348,579	$(19,545)	$(44,028)	$739,998

Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$33,483	$53,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses	3,224	(11,342)
Depreciation of premises and equipment	2,193	2,355
Net amortization of investment securities premiums and discounts	837	1,499
Net gain on sales of investment securities	(30)	(119)
Net gain on mortgage banking activities	(3,159)	(9,399)
Bank owned life insurance income	(1,404)	(2,337)
Stock-based compensation	1,949	1,763
Intangible expenses	683	498
Other adjustments to reconcile net income to cash used in operating activities	(1,922)	(2,838)
Originations of loans held for sale	(138,112)	(282,978)
Proceeds from the sale of loans held for sale	154,671	306,944
Contributions to pension and other postretirement benefit plans	(126)	(133)
Decrease (increase) in accrued interest receivable and other assets	3,854	(1,253)
Increase (decrease) in accrued interest payable and other liabilities	3,592	(7,745)
Net cash provided by operating activities	59,733	48,393
Cash flows from investing activities:
Proceeds from sale of premises and equipment	6,844	—
Purchases of premises and equipment	(2,090)	(2,911)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	20,705	39,166
Proceeds from maturities, calls and principal repayments of securities available-for-sale	17,417	28,817
Proceeds from sales of securities available-for-sale	1,530	3,115
Purchases of investment securities held-to-maturity	(3,936)	(8,626)
Purchases of investment securities available-for-sale	(89,494)	(85,719)
Proceeds from sales of money market mutual funds	3,496	4,309
Purchases of money market mutual funds	(3,628)	(3,763)
Net (increase) decrease in other investments	(930)	2,955
Net increase in loans and leases	(371,495)	(24,701)
Proceeds from sales of other real estate owned	—	7,255
Proceeds from bank owned life insurance	—	2,290
Net cash used in investing activities	(421,581)	(37,813)
Cash flows from financing activities:
Net (decrease) increase in deposits	(492,092)	75,974
Net increase in short-term borrowings	77,500	7,345
Repayment of long-term debt	—	(15,000)
Repayment of subordinated debt	—	(85,000)
Payment of contingent consideration on acquisitions	—	(58)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(901)	(355)
Purchases of treasury stock	(7,570)	(295)
Stock issued under dividend reinvestment and employee stock purchase plans	1,275	1,214
Proceeds from exercise of stock options	575	983
Cash dividends paid	(12,312)	(11,797)
Net cash used in financing activities	(433,525)	(26,989)
Net decrease in cash and cash equivalents	(795,373)	(16,409)
Cash and cash equivalents at beginning of year	890,150	219,858
Cash and cash equivalents at end of period	$94,777	$203,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,088	$12,377
Cash paid for income taxes, net of refunds	2,329	15,450
Non cash transactions:
Transfer of loans to other real estate owned	$18,325	$126
Transfer of loans to loans held for sale	—	3,959
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month or six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$13,166	$20,875	$33,483	$53,478
Net income allocated to unvested restricted stock awards	—	—	—	(30)
Net income allocated to common shares	$13,166	$20,875	$33,483	$53,448
Denominator:
Weighted average shares outstanding	29,490	29,390	29,516	29,359
Average unvested restricted stock awards	—	—	—	(16)
Denominator for basic earnings per share—weighted-average shares outstanding	29,490	29,390	29,516	29,343
Effect of dilutive securities—employee stock options and restricted stock units	110	140	153	136
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,600	29,530	29,669	29,479
Basic earnings per share	$0.45	$0.71	$1.14	$1.82
Diluted earnings per share	$0.45	$0.71	$1.13	$1.81
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	400	283	253	287

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at June 30, 2022 and December 31, 2021, by contractual maturity within each type:

	At June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$2,000	$1	$—	$—	$2,001
	2,000	1	—	—	2,001
Residential mortgage-backed securities:
After 1 year to 5 years	2,016	—	(31)	—	1,985
After 5 years to 10 years	4,440	—	(66)	—	4,374
Over 10 years	151,352	10	(13,930)	—	137,432
	157,808	10	(14,027)	—	143,791
Total	$159,808	$11	$(14,027)	$—	$145,792
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,326	$1	$(22)	$—	$2,305
	2,326	1	(22)	—	2,305
Residential mortgage-backed securities:
Within 1 year	10	—	—	—	10
After 1 year to 5 years	1,032	—	(16)	—	1,016
After 5 years to 10 years	2,591	—	(56)	—	2,535
Over 10 years	289,578	62	(30,258)	—	259,382
	293,211	62	(30,330)	—	262,943
Collateralized mortgage obligations:
After 5 years to 10 years	388	—	(15)	—	373
Over 10 years	2,473	—	(141)	—	2,332
	2,861	—	(156)	—	2,705
Corporate bonds:
Within 1 year	500	—	—	—	500
After 1 year to 5 years	30,686	9	(942)	(215)	29,538
After 5 years to 10 years	60,000	—	(5,132)	(1,477)	53,391
	91,186	9	(6,074)	(1,692)	83,429
Total	$389,584	$72	$(36,582)	$(1,692)	$351,382

	At December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$6,999	$34	$—	$—	$7,033
	6,999	34	—	—	7,033
Residential mortgage-backed securities:
After 5 years to 10 years	5,208	194	—	—	5,402
Over 10 years	164,776	2,175	(984)	—	165,967
	169,984	2,369	(984)	—	171,369
Total	$176,983	$2,403	$(984)	$—	$178,402
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,326	$7	$—	$—	$2,333
	2,326	7	—	—	2,333
Residential mortgage-backed securities:
Within 1 year	31	—	—	—	31
After 1 year to 5 years	153	5	—	—	158
After 5 years to 10 years	2,286	82	—	—	2,368
Over 10 years	220,153	671	(2,276)	—	218,548
	222,623	758	(2,276)	—	221,105
Collateralized mortgage obligations:
After 5 years to 10 years	481	7	—	—	488
Over 10 years	2,813	—	(23)	—	2,790
	3,294	7	(23)	—	3,278
Corporate bonds:
Within 1 year	2,500	4	—	—	2,504
After 1 year to 5 years	28,731	755	(67)	(51)	29,368
After 5 years to 10 years	60,000	—	(703)	(878)	58,419
	91,231	759	(770)	(929)	90,291
Total	$319,474	$1,531	$(3,069)	$(929)	$317,007

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $414.2 million and $281.7 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds deposits and other contractual obligations. There were no pledged securities to secure credit derivatives and interest rate swaps at June 30, 2022. Securities of $23.0 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2021. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Securities available-for-sale:
Proceeds from sales	$1,530	$3,115
Gross realized gains on sales	30	119
Tax expense related to net realized gains on sales	6	25

At June 30, 2022 and December 31, 2021, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2022 and December 31, 2021, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$133,647	$(12,813)	$6,785	$(1,214)	$140,432	$(14,027)
Total	$133,647	$(12,813)	$6,785	$(1,214)	$140,432	$(14,027)
Securities Available-for-Sale
State and political subdivisions	$1,275	$(22)	$—	$—	$1,275	$(22)
Residential mortgage-backed securities	211,750	(22,634)	44,733	(7,696)	256,483	(30,330)
Collateralized mortgage obligations	2,705	(156)	—	—	2,705	(156)
Total	$215,730	$(22,812)	$44,733	$(7,696)	$260,463	$(30,508)
At December 31, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$89,837	$(984)	$—	$—	$89,837	$(984)
Total	$89,837	$(984)	$—	$—	$89,837	$(984)
Securities Available-for-Sale
Residential mortgage-backed securities	$164,326	$(1,816)	$12,097	$(460)	$176,423	$(2,276)
Collateralized mortgage obligations	2,790	(23)	—	—	2,790	(23)
Corporate bonds	779	(1)	—	—	779	(1)
Total	$167,895	$(1,840)	$12,097	$(460)	$179,992	$(2,300)

At June 30, 2022, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $140.4 million, including unrealized losses of $14.0 million. These holdings were comprised of seventy-six federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the six months ended June 30, 2022. Accrued interest receivable on held-to-maturity debt securities totaled $345 thousand at June 30, 2022 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At June 30, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $260.5 million, including unrealized losses of $30.5 million. These holdings were comprised of (1) ninety-seven federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds and (3) one state and political subdivisions bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $874 thousand at June 30, 2022 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the six months ended June 30, 2022 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Six months ended June 30, 2022
Securities Available-for-Sale
Beginning balance	$(929)
Additions for securities for which no previous expected credit losses were recognized	(147)
Change in securities for which a previous expected credit loss was recognized	(616)
Ending balance	$(1,692)
Six months ended June 30, 2021
Securities Available-for-Sale
Beginning balance	$(869)
Additions for securities for which no previous expected credit losses were recognized	(19)
Change in securities for which a previous expected credit loss was recognized	403
Ending balance	$(485)

At June 30, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $82.0 million, including unrealized losses of $7.8 million, and allowance for credit losses of $1.7 million. These holdings were comprised of thirty-eight investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $197 thousand net loss and a $139 thousand net gain on equity securities during the six months ended June 30, 2022 and 2021, respectively, in other noninterest income. There were no sales of equity securities during the six months ended June 30, 2022 or 2021.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2022	At December 31, 2021
Commercial, financial and agricultural	$1,028,354	$956,396
Paycheck Protection Program	5,358	31,748
Real estate-commercial	2,870,286	2,718,535
Real estate-construction	319,449	283,918
Real estate-residential secured for business purpose	419,652	409,900
Real estate-residential secured for personal purpose	629,144	540,566
Real estate-home equity secured for personal purpose	168,536	158,909
Loans to individuals	27,061	25,504
Lease financings	193,937	184,541
Total loans and leases held for investment, net of deferred income	$5,661,777	$5,310,017
Less: Allowance for credit losses, loans and leases	(72,011)	(71,924)
Net loans and leases held for investment	$5,589,766	$5,238,093
Imputed interest on lease financings, included in the above table	$(19,650)	$(19,104)
Net deferred costs, included in the above table	5,597	3,408
Overdraft deposits included in the above table	190	4,268

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at June 30, 2022 and December 31, 2021:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2022
Commercial, financial and agricultural	$1,446	$226	$—	$1,672	$1,026,234	$1,027,906	$448	$1,028,354
Paycheck Protection Program	472	—	—	472	4,886	5,358	—	5,358
Real estate—commercial real estate and construction:
Commercial real estate	658	2,000	2,561	5,219	2,855,930	2,861,149	9,137	2,870,286
Construction	—	—	—	—	319,449	319,449	—	319,449
Real estate—residential and home equity:
Residential secured for business purpose	1,096	355	—	1,451	417,240	418,691	961	419,652
Residential secured for personal purpose	843	—	—	843	626,099	626,942	2,202	629,144
Home equity secured for personal purpose	296	—	39	335	167,807	168,142	394	168,536
Loans to individuals	79	40	90	209	26,852	27,061	—	27,061
Lease financings	163	40	94	297	193,427	193,724	213	193,937
Total	$5,053	$2,661	$2,784	$10,498	$5,637,924	$5,648,422	$13,355	$5,661,777

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2021
Commercial, financial and agricultural	$3,407	$894	$—	$4,301	$951,647	$955,948	$448	$956,396
Paycheck Protection Program	367	—	—	367	31,381	31,748	—	31,748
Real estate—commercial real estate and construction:
Commercial real estate	234	—	—	234	2,690,401	2,690,635	27,900	2,718,535
Construction	—	—	—	—	283,918	283,918	—	283,918
Real estate—residential and home equity:
Residential secured for business purpose	542	—	216	758	406,955	407,713	2,187	409,900
Residential secured for personal purpose	2,976	162	—	3,138	535,379	538,517	2,049	540,566
Home equity secured for personal purpose	646	129	—	775	157,589	158,364	545	158,909
Loans to individuals	90	27	180	297	25,207	25,504	—	25,504
Lease financings	774	397	102	1,273	183,187	184,460	81	184,541
Total	$9,036	$1,609	$498	$11,143	$5,265,664	$5,276,807	$33,210	$5,310,017

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2022 and December 31, 2021.

	At June 30, 2022				At December 31, 2021
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$448	$—	$—	$448	$448	$—	$—	$448
Real estate—commercial real estate and construction:
Commercial real estate	9,137	—	2,561	11,698	27,900	—	—	27,900
Real estate—residential and home equity:
Residential secured for business purpose	961	—	—	961	2,187	—	216	2,403
Residential secured for personal purpose	2,202	—	—	2,202	2,049	—	—	2,049
Home equity secured for personal purpose	394	50	39	483	545	51	—	596
Loans to individuals	—	—	90	90	—	—	180	180
Lease financings	213	—	94	307	81	—	102	183
Total	$13,355	$50	$2,784	$16,189	$33,210	$51	$498	$33,759
*Includes nonaccrual troubled debt restructured loans of $808 thousand and $758 thousand at June 30, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At June 30, 2022
Commercial, financial and agricultural	$448	$—	$448	$—
Real estate-commercial	5,638	3,499	9,137	2,561
Real estate-residential secured for business purpose	961	—	961	—
Real estate-residential secured for personal purpose	2,202	—	2,202	—
Real estate-home equity secured for personal purpose	394	—	394	39
Loans to individuals	—	—	—	90
Lease financings	—	213	213	94
Total	$9,643	$3,712	$13,355	$2,784
At December 31, 2021
Commercial, financial and agricultural	$448	$—	$448	$—
Real estate-commercial	27,818	82	27,900	—
Real estate-residential secured for business purpose	2,187	—	2,187	216
Real estate-residential secured for personal purpose	2,049	—	2,049	—
Real estate-home equity secured for personal purpose	545	—	545	—
Loans to individuals	—	—	—	180
Lease financings	—	81	81	102
Total	$33,047	$163	$33,210	$498

For the six months ended June 30, 2022, $23 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At June 30, 2022
Commercial, financial and agricultural	$273	$—	$175	$448
Real estate-commercial	9,137	—	—	9,137
Real estate-residential secured for business purpose	961	—	—	961
Real estate-residential secured for personal purpose	2,202	—	—	2,202
Real estate-home equity secured for personal purpose	394	—	—	394
Lease financings	—	213	—	213
Total	$12,967	$213	$175	$13,355

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2021
Commercial, financial and agricultural	$273	$—	$175	$448
Real estate-commercial	27,900	—	—	27,900
Real estate-residential secured for business purpose	2,187	—	—	2,187
Real estate-residential secured for personal purpose	2,049	—	—	2,049
Real estate-home equity secured for personal purpose	545	—	—	545
Lease financings	—	81	—	81
Total	$32,954	$81	$175	$33,210
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed by the SBA.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality key risk indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2021. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of Commercial, financial and agricultural loans, Paycheck Protection Program loans, Real estate-commercial loans, Real estate-construction loans and Real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, Paycheck Protection Program loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at June 30, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2022
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$114,553	$187,158	$59,200	$33,100	$39,711	$60,763	$478,196	$972,681
2. Special Mention	8,103	2,155	3,086	8,568	87	34	28,577	50,610
3. Substandard	—	—	—	—	—	200	4,863	5,063
Total	$122,656	$189,313	$62,286	$41,668	$39,798	$60,997	$511,636	$1,028,354

Paycheck Protection Program
Risk Rating
1. Pass	$323	$5,035	$—	$—	$—	$—	$—	$5,358
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$323	$5,035	$—	$—	$—	$—	$—	$5,358

Real Estate-Commercial
Risk Rating
1. Pass	$460,020	$736,374	$812,237	$345,087	$138,842	$280,762	$45,067	$2,818,389
2. Special Mention	898	2,517	7,093	16,082	8,672	5,290	1,902	42,454
3. Substandard	—	—	1,785	3,499	3,331	828	—	9,443
Total	$460,918	$738,891	$821,115	$364,668	$150,845	$286,880	$46,969	$2,870,286

Real Estate-Construction
Risk Rating
1. Pass	$79,406	$105,607	$31,266	$35,893	$—	$273	$14,918	$267,363
2. Special Mention	—	26,062	500	5,524	20,000	—	—	52,086
3. Substandard	—	—	—	—	—	—	—	—
Total	$79,406	$131,669	$31,766	$41,417	$20,000	$273	$14,918	$319,449

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$69,306	$135,554	$75,191	$42,810	$28,404	$37,346	$28,873	$417,484
2. Special Mention	—	—	251	—	—	954	—	1,205
3. Substandard	—	—	27	—	43	744	149	963
Total	$69,306	$135,554	$75,469	$42,810	$28,447	$39,044	$29,022	$419,652

Totals By Risk Rating
1. Pass	$723,608	$1,169,728	$977,894	$456,890	$206,957	$379,144	$567,054	$4,481,275
2. Special Mention	9,001	30,734	10,930	30,174	28,759	6,278	30,479	146,355
3. Substandard	—	—	1,812	3,499	3,374	1,772	5,012	15,469
Total	$732,609	$1,200,462	$990,636	$490,563	$239,090	$387,194	$602,545	$4,643,099

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$215,197	$79,739	$69,618	$52,507	$23,253	$49,827	$442,288	$932,429
2. Special Mention	1,001	3,459	2,389	394	428	1,231	10,162	19,064
3. Substandard	—	—	—	—	16	200	4,687	4,903
Total	$216,198	$83,198	$72,007	$52,901	$23,697	$51,258	$457,137	$956,396

Paycheck Protection Program
Risk Rating
1. Pass	$31,554	$194	$—	$—	$—	$—	$—	$31,748
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$31,554	$194	$—	$—	$—	$—	$—	$31,748

Real Estate-Commercial
Risk Rating
1. Pass	$802,878	$858,426	$407,944	$155,892	$195,756	$172,702	$48,354	$2,641,952
2. Special Mention	2,567	14,338	23,134	—	916	5,630	98	46,683
3. Substandard	—	22,055	3,405	1,995	1,110	1,335	—	29,900
Total	$805,445	$894,819	$434,483	$157,887	$197,782	$179,667	$48,452	$2,718,535

Real Estate-Construction
Risk Rating
1. Pass	$137,622	$59,952	$38,592	$9,995	$198	$—	$8,543	$254,902
2. Special Mention	4,684	500	3,832	20,000	—	—	—	29,016
3. Substandard	—	—	—	—	—	—	—	—
Total	$142,306	$60,452	$42,424	$29,995	$198	$—	$8,543	$283,918

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$154,423	$84,982	$51,970	$34,373	$28,852	$25,819	$25,564	$405,983
2. Special Mention	210	352	—	—	73	1,093	—	1,728
3. Substandard	—	—	—	45	24	1,549	571	2,189
Total	$154,633	$85,334	$51,970	$34,418	$28,949	$28,461	$26,135	$409,900

Totals By Risk Rating
1. Pass	$1,341,674	$1,083,293	$568,124	$252,767	$248,059	$248,348	$524,749	$4,267,014
2. Special Mention	8,462	18,649	29,355	20,394	1,417	7,954	10,260	96,491
3. Substandard	—	22,055	3,405	2,040	1,150	3,084	5,258	36,992
Total	$1,350,136	$1,123,997	$600,884	$275,201	$250,626	$259,386	$540,267	$4,400,497

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2022 or December 31, 2021. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2022 or December 31, 2021.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and Lease financings by credit quality indicator at June 30, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2022
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$132,388	$213,125	$150,423	$27,132	$20,179	$83,667	$28	$626,942
2. Nonperforming	—	51	605	—	341	1,205	—	2,202
Total	$132,388	$213,176	$151,028	$27,132	$20,520	$84,872	$28	$629,144

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$1,599	$836	$635	$231	$295	$1,893	$162,564	$168,053
2. Nonperforming	—	—	—	—	169	6	308	483
Total	$1,599	$836	$635	$231	$464	$1,899	$162,872	$168,536

Loans to Individuals
Payment Performance
1. Performing	$893	$1,053	$711	$441	$268	$1,509	$22,096	$26,971
2. Nonperforming	—	—	—	—	—	66	24	90
Total	$893	$1,053	$711	$441	$268	$1,575	$22,120	$27,061

Lease Financings
Payment Performance
1. Performing	$43,387	$72,852	$42,810	$22,122	$10,567	$1,892	$—	$193,630
2. Nonperforming	13	188	38	21	26	21	—	307
Total	$43,400	$73,040	$42,848	$22,143	$10,593	$1,913	$—	$193,937

Totals by Payment Performance
1. Performing	$178,267	$287,866	$194,579	$49,926	$31,309	$88,961	$184,688	$1,015,596
2. Nonperforming	13	239	643	21	536	1,298	332	3,082
Total	$178,280	$288,105	$195,222	$49,947	$31,845	$90,259	$185,020	$1,018,678

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$219,680	$162,609	$34,102	$23,065	$19,912	$78,960	$189	$538,517
2. Nonperforming	53	634	—	371	—	991	—	2,049
Total	$219,733	$163,243	$34,102	$23,436	$19,912	$79,951	$189	$540,566

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$961	$876	$370	$415	$704	$1,655	$153,332	$158,313
2. Nonperforming	—	—	—	173	—	60	363	596
Total	$961	$876	$370	$588	$704	$1,715	$153,695	$158,909

Loans to Individuals
Payment Performance
1. Performing	$1,376	$893	$722	$466	$100	$1,673	$20,094	$25,324
2. Nonperforming	—	—	—	—	—	180	—	180
Total	$1,376	$893	$722	$466	$100	$1,853	$20,094	$25,504

Lease Financings
Payment Performance
1. Performing	$83,161	$51,808	$28,405	$16,389	$4,204	$391	$—	$184,358
2. Nonperforming	—	14	64	58	7	40	—	183
Total	$83,161	$51,822	$28,469	$16,447	$4,211	$431	$—	$184,541

Totals by Payment Performance
1. Performing	$305,178	$216,186	$63,599	$40,335	$24,920	$82,679	$173,615	$906,512
2. Nonperforming	53	648	64	602	7	1,271	363	3,008
Total	$305,231	$216,834	$63,663	$40,937	$24,927	$83,950	$173,978	$909,520

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2022 or December 31, 2021.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and six months ended June 30, 2022 and 2021. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the three and six months ended June 30, 2022.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$11,840	$1,123	$—	$41	$13,004
Paycheck Protection Program	1	(1)	—	—	—
Real estate-commercial	40,426	2,942	(1,690)	—	41,678
Real estate-construction	3,634	589	—	—	4,223
Real estate-residential secured for business purpose	6,202	215	—	3	6,420
Real estate-residential secured for personal purpose	2,592	345	—	—	2,937
Real estate-home equity secured for personal purpose	976	110	—	(12)	1,074
Loans to individuals	369	14	(27)	20	376
Lease financings	2,246	103	(58)	8	2,299
Unallocated	—	—	N/A	N/A	—
Total	$68,286	$5,440	$(1,775)	$60	$72,011
Three Months Ended June 30, 2021
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$10,233	$1,689	$(350)	$162	$11,734
Paycheck Protection Program	—	3	—	—	3
Real estate-commercial	45,459	(2,347)	(523)	605	43,194
Real estate-construction	2,799	850	—	—	3,649
Real estate-residential secured for business purpose	6,692	260	(227)	22	6,747
Real estate-residential secured for personal purpose	3,056	(436)	—	—	2,620
Real estate-home equity secured for personal purpose	1,257	(155)	—	22	1,124
Loans to individuals	447	(145)	(23)	40	319
Lease financings	1,404	382	(18)	47	1,815
Unallocated	150	—	N/A	N/A	150
Total	$71,497	$101	$(1,141)	$898	$71,355
N/A – Not applicable

(Dollars in thousands)	Beginning balance	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,536	$(548)	$(214)	$230	$13,004
Paycheck Protection Program	2	(2)	—	—	—
Real estate-commercial	41,095	2,273	(1,690)	—	41,678
Real estate-construction	4,575	(352)	—	—	4,223
Real estate-residential secured for business purpose	6,482	(113)	—	51	6,420
Real estate-residential secured for personal purpose	2,403	534	—	—	2,937
Real estate-home equity secured for personal purpose	1,028	57	—	(11)	1,074
Loans to individuals	363	71	(102)	44	376
Lease financings	2,290	108	(117)	18	2,299
Unallocated	150	(150)	N/A	N/A	—
Total	$71,924	$1,878	$(2,123)	$332	$72,011
Six Months Ended June 30, 2021
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,584	$(1,389)	$(688)	$227	$11,734
Paycheck Protection Program	—	3	—	—	3
Real estate-commercial	52,230	(9,118)	(523)	605	43,194
Real estate-construction	3,298	351	—	—	3,649
Real estate-residential secured for business purpose	7,317	(419)	(227)	76	6,747
Real estate-residential secured for personal purpose	3,055	(435)	—	—	2,620
Real estate-home equity secured for personal purpose	1,176	(76)	—	24	1,124
Loans to individuals	533	(203)	(79)	68	319
Lease financings	1,701	128	(109)	95	1,815
Unallocated	150	—	N/A	N/A	150
Total	$83,044	$(11,158)	$(1,626)	$1,095	$71,355

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at June 30, 2022 and 2021:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At June 30, 2022
Commercial, financial and agricultural	$—	$13,004	$13,004	$448	$1,027,906	$—	$1,028,354
Paycheck Protection Program	—	—	—	—	5,358	—	5,358
Real estate-commercial	1,089	40,589	41,678	9,137	2,861,149	—	2,870,286
Real estate-construction	—	4,223	4,223	—	319,449	—	319,449
Real estate-residential secured for business purpose	—	6,420	6,420	961	418,691	—	419,652
Real estate-residential secured for personal purpose	—	2,937	2,937	2,202	626,942	—	629,144
Real estate-home equity secured for personal purpose	—	1,074	1,074	394	168,142	—	168,536
Loans to individuals	—	376	376	—	27,061	—	27,061
Lease financings	—	2,299	2,299	—	193,937	—	193,937
Unallocated	N/A	—	—	N/A	N/A	N/A	N/A
Total	$1,089	$70,922	$72,011	$13,142	$5,648,635	$—	$5,661,777
At June 30, 2021
Commercial, financial and agricultural	$333	$11,401	$11,734	$1,246	$919,375	$—	$920,621
Paycheck Protection Program	—	3	3	—	252,849	—	252,849
Real estate-commercial	—	43,194	43,194	26,264	2,574,537	118	2,600,919
Real estate-construction	—	3,649	3,649	—	274,529	—	274,529
Real estate-residential secured for business purpose	—	6,747	6,747	3,045	404,619	—	407,664
Real estate-residential secured for personal purpose	23	2,597	2,620	2,160	511,170	—	513,330
Real estate-home equity secured for personal purpose	—	1,124	1,124	783	159,235	—	160,018
Loans to individuals	—	319	319	—	25,845	—	25,845
Lease financings	—	1,815	1,815	—	171,538	—	171,538
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$356	$70,999	$71,355	$33,498	$5,293,697	$118	$5,327,313
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding troubled debt restructurings of accruing and nonaccrual loans.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	1	$87	$87	—	$—	$—
Total	1	$87	$87	—	$—	$—

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2022 and 2021.

Maturity Date Extension
(Dollars in thousands)	No. of Loans	Amount
Three Months Ended June 30, 2022
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—
Three Months Ended June 30, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—
Six Months Ended June 30, 2022
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

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	—	1	530	—	—	1	530
Total	—	$—	1	$530	—	$—	1	$530

There were no consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at June 30, 2022 or December 31, 2021.

There was no foreclosed residential real estate property included in other real estate owned at June 30, 2022 or December 31, 2021.

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2022	At December 31, 2021
2022 (excluding the six months ended June 30, 2022)	$36,890	$67,458
2023	64,915	54,859
2024	48,891	39,019
2025	33,307	24,426
2026	18,964	11,039
Thereafter	6,467	2,951
Total future minimum lease payments receivable	209,434	199,752
Plus: Unguaranteed residual	1,344	1,186
Plus: Initial direct costs	2,809	2,707
Less: Imputed interest	(19,650)	(19,104)
Lease financings	$193,937	$184,541

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2022 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2021	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2022	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2022			At December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$5,705	$1,083	$6,788	$5,425	$1,363
Customer related intangibles	8,493	6,220	2,273	8,493	5,886	2,607
Servicing rights	27,951	19,579	8,372	26,560	18,682	7,878
Total amortized intangible assets	$43,232	$31,504	$11,728	$41,841	$29,993	$11,848
(1) Included within accumulated amortization is a valuation allowance of $3 thousand and $13 thousand on servicing rights at June 30, 2022 and December 31, 2021, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2022 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$543
2023		845
2024		648
2025		469
2026		319
Thereafter		532
Total		$3,356
The aggregate fair value of servicing rights was $16.7 million and $11.3 million at June 30, 2022 and December 31, 2021, respectively. The fair value of these rights was determined using a discount rate of 10.2% at June 30, 2022 and December 31, 2021.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning of period	$8,122	$7,015	$7,878	$6,408
Servicing rights capitalized	677	1,140	1,391	2,453
Amortization of servicing rights	(431)	(722)	(907)	(1,514)
Changes in valuation allowance	4	—	10	86
End of period	$8,372	$7,433	$8,372	$7,433
Loans serviced for others	$1,475,659	$1,303,105	$1,475,659	$1,303,105

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Valuation allowance, beginning of period	$(7)	$(1)	$(13)	$(87)
Reductions	4	—	10	86
Valuation allowance, end of period	$(3)	$(1)	$(3)	$(1)

The estimated amortization expense of servicing rights for the remainder of 2022 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$1,085
2023		967
2024		859
2025		761
2026		672
Thereafter		4,028
Total		$8,372

Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2022 and December 31, 2021 consisted of the following:

	At June 30, 2022		At December 31, 2021
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$2,062,538	—%	$2,065,423
Demand deposits	0.53	1,963,987	0.17	2,493,604
Savings deposits	0.10	1,111,913	0.04	1,011,931
Time deposits	1.08	424,610	1.06	484,166
Total	0.29%	$5,563,048	0.16%	$6,055,124

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently up to $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $79.5 million at June 30, 2022 and $119.9 million at December 31, 2021.

At June 30, 2022, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$127,932
2023		206,161
2024		49,208
2025		18,473
2026		3,423
Thereafter		19,413
Total		$424,610

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At June 30, 2022		At December 31, 2021
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$93,600	1.75%	$—	—%
Customer repurchase agreements	$4,006	0.05%	$20,106	0.05%

Long-term debt:
FHLB advances	$95,000	1.34%	$95,000	1.34%

Subordinated notes	$99,030	5.31%	$98,874	5.31%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.6 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At June 30, 2022 and December 31, 2021, the Bank had outstanding short-term letters of credit with the FHLB totaling $417.0 million and $831.8 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $2.0 billion at June 30, 2022.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $69.3 million and $28.8 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2022 and December 31, 2021, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $2.7 billion and $2.5 billion of committed borrowing capacity at June 30, 2022 and December 31, 2021, respectively, of which $2.1 billion and $1.6 billion was available as of June 30, 2022 and December 31, 2021, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $410.0 million and $400.0 million at June 30, 2022 and December 31, 2021, respectively, which were fully available. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2022	Weighted Average Rate
Remainder of 2022	$—	—%
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
2026	—	—
Thereafter	—	—
Total	$95,000	1.34%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$142	$131	$32	$35
Interest cost	397	353	24	22
Expected loss on plan assets	(945)	(901)	—	—
Amortization of net actuarial loss	205	317	13	12
Net periodic benefit (income) cost	$(201)	$(100)	$69	$69

	Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$279	$261	$62	$71
Interest cost	787	707	48	43
Expected return on plan assets	(1,878)	(1,793)	—	—
Amortization of net actuarial loss	409	634	27	24
Net periodic benefit (income) cost	$(403)	$(191)	$137	$138

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $156 thousand to the retirement plans and $96 thousand to other postretirement benefit plans in 2022. During the six months ended June 30, 2022, the Corporation contributed $78 thousand to its non-qualified retirement benefit plans and $48 thousand to its other postretirement plans. During the six months ended June 30, 2022, $1.4 million was paid to participants from the retirement plans and $48 thousand was paid to participants from the other postretirement benefit plans.

Note 9. Stock-Based Incentive Plan

The Corporation maintains the 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (the Plan) to permit the issuance of restricted stock units.

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2022:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2022
Outstanding at December 31, 2021	351,252	$25.74
Expired	(1,500)	14.80
Forfeited	(3,000)	28.33
Exercised	(25,781)	22.33
Outstanding at June 30, 2022	320,971	26.05	4.6	$507
Exercisable at June 30, 2022	320,971	26.05	4.6	507

The Corporation did not issue stock options during the six months ended June 30, 2022 or June 30, 2021.

The following is a summary of nonvested restricted stock units at June 30, 2022 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2021	358,134	$23.61
Granted	178,719	28.18
Cancelled by performance factor	(555)	23.18
Vested	(123,834)	23.53
Forfeited	(8,606)	25.03
Nonvested stock units at June 30, 2022	403,858	$25.59

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021
Restricted stock units granted	178,719	154,607
Weighted average grant date fair value	$28.18	$27.82
Intrinsic value of units granted	$5,037	$4,301
Restricted stock units vested	123,834	85,731
Weighted average grant date fair value	$23.53	$22.68
Intrinsic value of units vested	$3,510	$2,354

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at June 30, 2022 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$7,444	2.2

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Stock-based compensation expense:
Stock options	$—	$62
Restricted stock units	1,949	1,701
Employee stock purchase plan	52	48
Total	$2,001	$1,811
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$215	$203

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)
Other comprehensive income	(27,628)	856	344	(26,428)
Balance, June 30, 2022	$(28,844)	$697	$(14,634)	$(42,781)

Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
Other comprehensive income	1,957	122	520	2,599
Balance, June 30, 2021	$578	$(299)	$(19,824)	$(19,545)

Note 11. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Corporation periodically uses interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation’s credit exposure on interest rate swaps includes changes in fair value and any collateral that is held by a third party.

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans that were originated in 2013 with balances totaling $29.1 million at time of the hedge. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2022, the notional amount of the interest rate swap was $14.2 million and the fair value was an asset of $21 thousand.

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative is expected to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2022, the notional amount of the interest rate swap was $250.0 million and the fair value was an asset of $861 thousand.

At June 30, 2022, approximately $410 thousand, net of tax, which is recorded in accumulated other comprehensive loss is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2022.

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

At June 30, 2022, the Corporation had exposure to 128 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $791.6 million and remaining maturities ranging from 4 months to 12 years. At June 30, 2022, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $447 thousand. At June 30, 2022, the fair value of the swaps to the customers was a net liability of $402 thousand with 32 swaps in paying positions to the third-party financial institution.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2022
Interest rate swap - cash flow hedge	$264,172	Other assets	$882		$—
Total	$264,172		$882		$—
At December 31, 2021
Interest rate swap - cash flow hedge	$14,611		$—	Other liabilities	$202
Total	$14,611		$—		$202
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2022
Credit derivatives	$791,638		$—	Other liabilities	$447
Interest rate locks with customers	30,252	Other assets	438		—
Forward loan sale commitments	38,605	Other assets	30		—
Total	$860,495		$468		$447
At December 31, 2021
Interest rate swap	$46		$—	Other liabilities	$2
Credit derivatives	755,576		—	Other liabilities	381
Interest rate locks with customers	33,876	Other assets	765		—
Forward loan sale commitments	55,476	Other assets	87		—
Total	$844,974		$852		$383

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2022	2021	2022	2021
Interest rate swap—cash flow hedge—net interest payments	Interest (income) expense	$(686)	$76	$(618)	$152
Total net gain (loss)		$686	$(76)	$618	$(152)

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2022	2021	2022	2021
Credit derivatives	Other noninterest income	$589	$272	$1,039	$1,379
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	683	499	(327)	(1,231)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(775)	(1,489)	(56)	485
Total net gain		$497	$(718)	$656	$633

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2022	At December 31, 2021
Interest rate swap—cash flow hedge	Fair value, net of taxes	$697	$(159)
Total		$697	$(159)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2022.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, classified using the fair value hierarchy:

	At June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,305	$—	$2,305
Residential mortgage-backed securities	—	262,943	—	262,943
Collateralized mortgage obligations	—	2,705	—	2,705
Corporate bonds	—	83,429	—	83,429
Total available-for-sale securities	—	351,382	—	351,382
Equity securities:
Equity securities - financial services industry	782	—	—	782
Money market mutual funds	2,152	—	—	2,152
Total equity securities	2,934	—	—	2,934
Loans held for sale	—	8,352	—	8,352
Interest rate swaps*	—	882	—	882
Interest rate locks with customers*	—	438	—	438
Forward loan sale commitments*	—	30	—	30
Total assets	$2,934	$361,084	$—	$364,018
Liabilities:
Contingent consideration liability	$—	$—	$1,698	$1,698
Credit derivatives*	—	—	447	447
Total liabilities	$—	$—	$2,145	$2,145
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $447 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which was obtained from real-time financial market data, of 128 interest rate swaps with a notional amount of $791.6 million. The June 30, 2022 CVA assumed a zero-deal recovery percentage based on the most recent index credit curve.

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

The following table includes a roll forward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase (decrease) in value	Balance at June 30, 2022
Loans	$48	$—	$(48)	$—	$—
Credit derivatives	(381)	(1,106)	—	1,040	(447)
Net total	$(333)	$(1,106)	$(48)	$1,040	$(447)

	Six Months Ended June 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	Increase (decrease) in value	Balance at June 30, 2021
Corporate bonds	$9,600	$—	$—	$100	$9,700
Loans	187	—	(65)	(4)	118
Credit derivatives	(535)	(1,213)	—	1,379	(369)
Net total	$9,252	$(1,213)	$(65)	$1,475	$9,449

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2022
Paul I. Sheaffer Insurance Agency	$1,629	$—	$69	$1,698
Total contingent consideration liability	$1,629	$—	$69	$1,698

	Six Months Ended June 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2021
Girard Partners	$55	$58	$3	$—
Total contingent consideration liability	$55	$58	$3	$—

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021:

	At June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$12,053	$12,053
Other real estate owned	—	—	18,604	18,604
Total	$—	$—	$30,657	$30,657

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$33,118	$33,118
Other real estate owned	—	—	279	279
Total	$—	$—	$33,397	$33,397

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2022 and December 31, 2021. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$94,777	$—	$—	$94,777	$94,777
Held-to-maturity securities	—	145,792	—	145,792	159,808
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	29,116
Net loans and leases held for investment	—	—	5,562,620	5,562,620	5,577,713
Servicing rights	—	—	16,731	16,731	8,372
Total assets	$94,777	$145,792	$5,579,351	$5,819,920	$5,869,786
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,138,438	$—	$—	$5,138,438	$5,138,438
Time deposits	—	415,301	—	415,301	424,610
Total deposits	5,138,438	415,301	—	5,553,739	5,563,048
Short-term borrowings	—	97,606	—	97,606	97,606
Long-term debt	—	92,491	—	92,491	95,000
Subordinated notes	—	98,750	—	98,750	99,030
Total liabilities	$5,138,438	$704,148	$—	$5,842,586	$5,854,684

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$890,150	$—	$—	$890,150	$890,150
Held-to-maturity securities	—	178,402	—	178,402	176,983
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,186
Net loans and leases held for investment	—	—	5,244,504	5,244,504	5,204,927
Servicing rights	—	—	11,331	11,331	7,878
Total assets	$890,150	$178,402	$5,255,835	$6,324,387	$6,308,124
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,570,958	$—	$—	$5,570,958	$5,570,958
Time deposits	—	487,874	—	487,874	484,166
Total deposits	5,570,958	487,874	—	6,058,832	6,055,124
Short-term borrowings	—	20,106	—	20,106	20,106
Long-term debt	—	95,707	—	95,707	95,000
Subordinated notes	—	107,000	—	107,000	98,874
Total liabilities	$5,570,958	$710,687	$—	$6,281,645	$6,269,104

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2022, individually analyzed loans held for investment had a carrying amount of $13.1 million with a valuation allowance of $1.1 million. At December 31, 2021, individually analyzed loans held for investment had a carrying amount of $33.1 million with a valuation allowance of $11 thousand. The Corporation had no individually analyzed leases at June 30, 2022 or December 31, 2021.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2022, servicing rights had a net carrying amount of $8.4 million, which included a valuation allowance of $3 thousand. At December 31, 2021, servicing rights had a net carrying amount of $7.9 million, which included a valuation allowance of $13 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2022, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At June 30, 2022 and December 31, 2021, OREO had a carrying amount of $18.6 million and $279 thousand, respectively. During the six months ended June 30, 2022, one property was transferred to OREO with a carrying balance of $18.3 million. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals received from third parties.

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

Note 13. Segment Reporting

At June 30, 2022, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2022	At December 31, 2021	At June 30, 2021
Banking	$6,588,292	$7,005,952	$6,249,195
Wealth Management	54,531	54,076	49,822
Insurance	43,138	40,649	37,929
Other	14,852	21,744	19,359
Consolidated assets	$6,700,813	$7,122,421	$6,356,305

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$56,706	$2	$—	$9	$56,717
Interest expense	3,816	103	—	1,327	5,246
Net interest income (expense)	52,890	(101)	—	(1,318)	51,471
Provision for credit losses	6,674	—	—	—	6,674
Noninterest income	7,480	6,862	4,828	(172)	18,998
Noninterest expense	38,179	4,391	3,882	919	47,371
Intersegment (revenue) expense*	(433)	211	222	—	—
Income (loss) before income taxes	15,950	2,159	724	(2,409)	16,424
Income tax expense (benefit)	3,088	435	147	(412)	3,258
Net income (loss)	$12,862	$1,724	$577	$(1,997)	$13,166
Net capital expenditures	$520	$163	$23	$34	$740

	Three Months Ended
	June 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$52,432	$1	$—	$8	$52,441
Interest expense	3,483	—	—	2,201	5,684
Net interest income (expense)	48,949	1	—	(2,193)	46,757
Reversal of provision for credit losses	(59)	—	—	—	(59)
Noninterest income	9,433	6,756	3,990	51	20,230
Noninterest expense	33,103	4,386	3,150	647	41,286
Intersegment (revenue) expense*	(323)	164	159	—	—
Income (loss) before income taxes	25,661	2,207	681	(2,789)	25,760
Income tax expense (benefit)	4,905	459	139	(618)	4,885
Net income (loss)	$20,756	$1,748	$542	$(2,171)	$20,875
Net capital expenditures	$1,579	$7	$4	$9	$1,599

	Six Months Ended
	June 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$107,895	$3	$—	$17	$107,915
Interest expense	6,996	133	—	2,655	9,784
Net interest income (expense)	100,899	(130)	—	(2,638)	98,131
Provision for credit losses	3,224	—	—	—	3,224
Noninterest income	14,850	14,167	10,592	(141)	39,468
Noninterest expense	74,667	9,100	7,747	1,269	92,783
Intersegment (revenue) expense*	(867)	422	445	—	—
Income (loss) before income taxes	38,725	4,515	2,400	(4,048)	41,592
Income tax expense (benefit)	7,631	927	505	(954)	8,109
Net income (loss)	$31,094	$3,588	$1,895	$(3,094)	$33,483
Net capital expenditures	$(5,072)	$226	$38	$54	$(4,754)

	Six Months Ended
	June 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$103,881	$1	$—	$16	$103,898
Interest expense	7,233	—	—	4,494	11,727
Net interest income (expense)	96,648	1	—	(4,478)	92,171
Reversal of provision for credit losses	(11,342)	—	—	—	(11,342)
Noninterest income	20,663	13,529	9,095	193	43,480
Noninterest expense	63,599	8,577	6,454	2,196	80,826
Intersegment (revenue) expense*	(646)	328	318	—	—
Income (loss) before income taxes	65,700	4,625	2,323	(6,481)	66,167
Income tax expense (benefit)	13,176	957	490	(1,934)	12,689
Net income (loss)	$52,524	$3,668	$1,833	$(4,547)	$53,478
Net capital expenditures	$2,690	$12	$13	$71	$2,786
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
•Changes in the economic assumptions utilized to calculate the allowance for credit losses;
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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands, except per share data)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net income	$13,166	$20,875	$(7,709)	(36.9)%	$33,483	$53,478	$(19,995)	(37.4)%
Net income per share:
Basic	$0.45	$0.71	$(0.26)	(36.6)	$1.14	$1.82	$(0.68)	(37.4)
Diluted	0.45	0.71	(0.26)	(36.6)	1.13	1.81	(0.68)	(37.6)
Return on average assets	0.76%	1.30%	(54 BP)	(41.5)	0.96%	1.68%	(72 BP)	(42.9)
Return on average equity	6.85%	11.49%	(464 BP)	(40.4)	8.74%	15.10%	(636 BP)	(42.1)

The Corporation reported net income of $13.2 million, or $0.45 diluted earnings per share, for the three months ended June 30, 2022, compared to net income of $20.9 million, or $0.71 diluted earnings per share, for the three months ended June 30, 2021. Net income for the six months ended June 30, 2022 was $33.5 million, or $1.13 diluted earnings per share, compared to net income of $53.5 million, or $1.81 diluted earnings per share, for the six months ended June 30, 2021.

During the three months ended June 30, 2022, the Corporation recorded a provision for credit losses of $6.7 million primarily driven by a $5.5 million increase (after-tax charge of $4.3 million), or $0.15 diluted earnings per share, in reserves due to loan growth, a specific reserve of $1.1 million related to a commercial real estate loan that was placed on nonaccrual status during the quarter and an incremental provision of $736 thousand related to an existing nonaccrual commercial real-estate loan. During the three months ended June 30, 2021, the Corporation recorded a reversal of provision for credit losses of $59 thousand driven by a $2.7 million increase (after-tax charge of $2.1 million), or $0.07 diluted earnings per share, in reserves due to loan growth outpaced by favorable changes in economic-related assumptions within the Corporation’s CECL model.

During the six months ended June 30, 2022, the Corporation recorded a provision for credit losses of $3.2 million primarily driven by a $6.8 million increase (after-tax charge of $5.4 million), or $0.18 diluted earnings per share, in reserves due to loan growth and specific reserves of $2.8 million on two nonaccrual commercial real estate properties. These increases were partially offset by $7.3 million (after-tax benefit of $5.8 million), or $0.19 diluted earnings per share, of changes in economic-related assumptions within the Corporation's CECL model. Additionally, reserves on unfunded commitments and investment securities increased $990 thousand during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Corporation recorded a reversal of provision for credit losses of $11.3 million, of which $15.8 million (after-tax benefit of $12.5 million), or $0.42 diluted earnings per share, was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by a reserve increase attributable to loan growth.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases and investment securities and interest paid on deposits and borrowings. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2022 and 2021. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and six months ended June 30, 2022 versus 2021

Net interest income on a tax-equivalent basis for the three months ended June 30, 2022 was $52.0 million, an increase of $4.7 million, or 9.9%, compared to $47.3 million for the three months ended June 30, 2021. The increase in tax-equivalent net interest income for the three months ended June 30, 2022 compared to the comparable period in the prior year was due to an increase in the average balance of loans and investments, increased asset yields and a decrease in the cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities and a decrease in PPP loan income.

Net interest income on a tax-equivalent basis for the six months ended June 30, 2022 was $99.1 million, an increase of $5.9 million, or 6.3%, compared to the same period in 2021. The increase in tax-equivalent net interest income for the six months ended June 30, 2022 compared to the comparable period in the prior year was due to loan and investment average balance growth outpacing declines in asset yields and a decrease in the cost of interest-bearing liabilities, offset by an increase in the average balance of interest-bearing liabilities and a decrease in PPP loan income.

The net interest margin, on a tax-equivalent basis, was 3.19% and 3.04% for the three and six months ended June 30, 2022, respectively, compared to 3.15% and 3.14% for the three and six months ended June 30, 2021, respectively. Excess liquidity reduced the net interest margin by approximately 23 and 28 basis points for the three and six months ended June 30, 2022, respectively, compared to ten basis points for the three and six months ended June 30, 2021. During the quarter ended June 30, 2022, excess liquidity diminished and we returned to a pre-pandemic liquidity level at the end of the quarter. PPP loans had a favorable impact on net interest margin of one and two basis points for the three and six months ended June 30, 2022, respectively, compared to a favorable impact on net interest margin of eleven and seven basis points for the three and six months ended June 30, 2021, respectively.

During the second quarter, the Bank entered into a four-year $250 million interest rate swap (representing approximately 13% of the Bank's variable rate loans), whereby the Bank receives a fixed rate of 5.99% and pays a variable rate equal to the Prime Rate. During the second quarter of 2022, the swap contributed $707 thousand to net interest income and four basis points to net interest margin.

Excluding the impact of excess liquidity and PPP loans, the net interest margin, on a tax-equivalent basis, was 3.41% and 3.30% for the three and six months ended June 30, 2022, respectively, compared to 3.14% and 3.17% for the three and six months ended June 30, 2021, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$474,260	$824	0.70%	$215,349	$46	0.09%
U.S. government obligations	2,000	11	2.21	6,999	35	2.01
Obligations of states and political subdivisions*	2,302	17	2.96	6,070	58	3.83
Other debt and equity securities	511,439	2,727	2.14	372,625	1,364	1.47
Federal Home Loan Bank, Federal Reserve Bank and other stock	26,221	344	5.26	25,872	360	5.58
Total interest-earning deposits, investments and other interest-earning assets	1,016,222	3,923	1.55	626,915	1,863	1.19
Commercial, financial and agricultural loans	937,846	9,037	3.86	826,464	6,910	3.35
Paycheck Protection Program loans	7,644	155	8.13	408,928	4,778	4.69
Real estate—commercial and construction loans	3,004,509	28,527	3.81	2,701,137	24,931	3.70
Real estate—residential loans	1,166,201	10,758	3.70	1,065,065	9,836	3.70
Loans to individuals	26,782	305	4.57	25,284	251	3.98
Municipal loans and leases*	235,922	2,404	4.09	251,311	2,598	4.15
Lease financings	141,676	2,105	5.96	110,921	1,819	6.58
Gross loans and leases	5,520,580	53,291	3.87	5,389,110	51,123	3.80
Total interest-earning assets	6,536,802	57,214	3.51	6,016,025	52,986	3.53
Cash and due from banks	55,634			52,948
Allowance for credit losses, loans and leases	(68,426)			(73,052)
Premises and equipment, net	50,266			55,903
Operating lease right-of-use assets	30,222			33,992
Other assets	357,903			357,813
Total assets	$6,962,401			$6,443,629
Liabilities:
Interest-bearing checking deposits	$851,324	570	0.27	$786,931	$487	0.25
Money market savings	1,405,536	1,552	0.44	1,219,375	831	0.27
Regular savings	1,070,480	237	0.09	978,807	282	0.12
Time deposits	452,989	1,227	1.09	485,060	1,559	1.29
Total time and interest-bearing deposits	3,780,329	3,586	0.38	3,470,173	3,159	0.37
Short-term borrowings	17,253	11	0.26	19,109	3	0.06
Long-term debt	95,000	321	1.36	95,000	321	1.36
Subordinated notes	98,988	1,328	5.38	172,016	2,201	5.13
Total borrowings	211,241	1,660	3.15	286,125	2,525	3.54
Total interest-bearing liabilities	3,991,570	5,246	0.53	3,756,298	5,684	0.61
Noninterest-bearing deposits	2,122,844			1,880,916
Operating lease liabilities	33,300			37,426
Accrued expenses and other liabilities	43,277			40,239
Total liabilities	6,190,991			5,714,879
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	298,241			296,599
Retained earnings and other equity	315,385			274,367
Total shareholders’ equity	771,410			728,750
Total liabilities and shareholders’ equity	$6,962,401			$6,443,629
Net interest income		$51,968			$47,302
Net interest spread			2.98			2.92
Effect of net interest-free funding sources			0.21			0.23
Net interest margin			3.19%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities	163.77%			160.16%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred (costs) fees of $(618) thousand and $2.7 million for the three months ended June 30, 2022 and 2021, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2022 and 2021 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$603,002	$1,181	0.39%	$226,387	$102	0.09%
U.S. government obligations	3,602	37	2.07	6,999	71	2.05
Obligations of states and political subdivisions*	2,317	36	3.13	8,792	163	3.74
Other debt and equity securities	512,998	5,066	1.99	364,272	2,631	1.46
Federal Home Loan Bank, Federal Reserve Bank and other stock	26,665	699	5.29	26,119	708	5.47
Total interest-earning deposits, investments and other interest-earning assets	1,148,584	7,019	1.23	632,569	3,675	1.17
Commercial, financial and agricultural loans	919,801	16,608	3.64	804,458	13,708	3.44
Paycheck Protection Program loans	12,994	746	11.58	457,663	9,302	4.10
Real estate—commercial and construction loans	2,954,831	54,347	3.71	2,661,778	49,389	3.74
Real estate—residential loans	1,141,416	20,640	3.65	1,051,110	19,709	3.78
Loans to individuals	26,293	543	4.16	25,862	516	4.02
Municipal loans and leases*	239,197	4,838	4.08	248,490	5,128	4.16
Lease financings	138,593	4,180	6.08	108,317	3,556	6.62
Gross loans and leases	5,433,125	101,902	3.78	5,357,678	101,308	3.81
Total interest-earning assets	6,581,709	108,921	3.34	5,990,247	104,983	3.53
Cash and due from banks	54,671			54,123
Allowance for credit losses, loans and leases	(70,237)			(78,125)
Premises and equipment, net	52,097			55,865
Operating lease right-of-use assets	30,308			34,013
Other assets	356,406			357,589
Total assets	$7,004,954			$6,413,712
Liabilities:
Interest-bearing checking deposits	866,310	1,013	0.24	$802,350	$977	0.25
Money market savings	1,473,680	2,456	0.34	1,231,457	1,684	0.28
Regular savings	1,046,150	475	0.09	969,073	580	0.12
Time deposits	463,232	2,533	1.10	505,318	3,318	1.32
Total time and interest-bearing deposits	3,849,372	6,477	0.34	3,508,198	6,559	0.38
Short-term borrowings	17,443	13	0.15	18,506	5	0.05
Long-term debt	95,000	638	1.35	98,149	669	1.37
Subordinated notes	98,950	2,656	5.41	177,647	4,494	5.10
Total borrowings	211,393	3,307	3.15	294,302	5,168	3.54
Total interest-bearing liabilities	4,060,765	9,784	0.49	3,802,500	11,727	0.62
Noninterest-bearing deposits	2,094,397			1,815,572
Operating lease liabilities	33,375			37,419
Accrued expenses and other liabilities	43,541			43,897
Total liabilities	6,232,078			5,699,388
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	298,606			296,369
Retained earnings and other equity	316,486			260,171
Total shareholders’ equity	772,876			714,324
Total liabilities and shareholders’ equity	$7,004,954			$6,413,712
Net interest income		$99,137			$93,256
Net interest spread			2.85			2.91
Effect of net interest-free funding sources			0.19			0.23
Net interest margin			3.04%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities	162.08%			157.53%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred (costs) fees of $(754) thousand and $5.0 million for the six months ended June 30, 2022 and 2021, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2022 and 2021 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2022 Versus 2021			June 30, 2022 Versus 2021
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	117	661	$778	359	720	$1,079
U.S. government obligations	(27)	3	(24)	(35)	1	(34)
Obligations of states and political subdivisions	(30)	(11)	(41)	(104)	(23)	(127)
Other debt and equity securities	613	750	1,363	1,289	1,146	2,435
Federal Home Loan Bank, Federal Reserve Bank and other stock	5	(21)	(16)	15	(24)	(9)
Interest on deposits, investments and other earning assets	678	1,382	2,060	1,524	1,820	3,344
Commercial, financial and agricultural loans	999	1,128	2,127	2,063	837	2,900
Paycheck Protection Program loans	(6,659)	2,036	(4,623)	(14,772)	6,216	(8,556)
Real estate—commercial and construction loans	2,843	753	3,596	5,360	(402)	4,958
Real estate—residential loans	922	—	922	1,633	(702)	931
Loans to individuals	16	38	54	9	18	27
Municipal loans and leases	(157)	(37)	(194)	(191)	(99)	(290)
Lease financings	469	(183)	286	932	(308)	624
Interest and fees on loans and leases	(1,567)	3,735	2,168	(4,966)	5,560	594
Total interest income	(889)	5,117	4,228	(3,442)	7,380	3,938
Interest expense:
Interest-bearing checking deposits	42	41	83	77	(41)	36
Money market savings	140	581	721	370	402	772
Regular savings	27	(72)	(45)	44	(149)	(105)
Time deposits	(99)	(233)	(332)	(261)	(524)	(785)
Total time and interest-bearing deposits	110	317	427	230	(312)	(82)
Short-term borrowings	—	8	8	—	8	8
Long-term debt	—	—	—	(21)	(10)	(31)
Subordinated notes	(975)	102	(873)	(2,096)	258	(1,838)
Interest on borrowings	(975)	110	(865)	(2,117)	256	(1,861)
Total interest expense	(865)	427	(438)	(1,887)	(56)	(1,943)
Net interest income	$(24)	$4,690	$4,666	$(1,555)	$7,436	$5,881

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2022 was $6.7 million, primarily driven by a $5.5 million increase (after-tax charge of $4.3 million) in reserves due to loan growth, a specific reserve of $1.1 million related to a commercial real estate loan that was placed on nonaccrual status during the quarter and an incremental provision of $736 thousand related to an existing nonaccrual commercial real estate loan. The reversal of provision for credit losses for the three months ended June 30, 2021 was $59 thousand driven by a $2.7 million increase (after-tax charge of $2.1 million) in reserves due to loan growth outpaced by favorable changes in economic-related assumptions within the Corporation's CECL model.

The provision for credit losses for the six months ended June 30, 2022 was $3.2 million primarily driven by a $6.8 million increase (after-tax charge of $5.4 million) in reserves due to loan growth and specific reserves of $2.8 million on two nonaccrual commercial real estate properties. These increases were partially offset by $7.3 million (after-tax benefit of $5.8 million) of changes in economic-related assumptions within the Corporation's CECL model. Additionally, reserves on unfunded commitments and investment securities increased $990 thousand during the six months ended June 30, 2022. The reversal of the provision for credit losses for the six months ended June 30, 2021 was $11.3 million, of which $15.8 million (after-tax benefit of $12.5 million) was attributable to favorable changes in economic-related assumptions within the Corporation's CECL model, partially offset by a reserve increase attributable to loan growth.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Trust fee income	$1,998	$2,157	$(159)	(7.4%)	$4,100	$4,191	$(91)	(2.2%)
Service charges on deposit accounts	1,574	1,314	260	19.8	3,078	2,596	482	18.6
Investment advisory commission and fee income	4,812	4,558	254	5.6	9,964	9,255	709	7.7
Insurance commission and fee income	4,629	3,839	790	20.6	10,199	8,794	1,405	16.0
Other service fee income	3,309	2,748	561	20.4	6,065	4,940	1,125	22.8
Bank owned life insurance income	705	1,620	(915)	(56.5)	1,404	2,337	(933)	(39.9)
Net gain on sales of investment securities	—	54	(54)	N/M	30	119	(89)	(74.8)
Net gain on mortgage banking activities	1,230	3,461	(2,231)	(64.5)	3,159	9,399	(6,240)	(66.4)
Other income	741	479	262	54.7	1,469	1,849	(380)	(20.6)
Total noninterest income	$18,998	$20,230	$(1,232)	(6.1%)	$39,468	$43,480	$(4,012)	(9.2%)

Three and six months ended June 30, 2022 versus 2021

Noninterest income for the three months ended June 30, 2022 was $19.0 million, a decrease of $1.2 million, or 6.1%, from the three months ended June 30, 2021. Noninterest income for the six months ended June 30, 2022 was $39.5 million, a decrease of $4.0 million, or 9.2%, from the six months ended June 30, 2021.

The net gain on mortgage banking activities decreased $2.2 million, or 64.5%, for the three months ended June 30, 2022 and $6.2 million, or 66.4%, for the six months ended June 30, 2022 from the comparable periods in the prior year, primarily due to a decrease in loan sales and a contraction of margins. Bank owned life insurance decreased $915 thousand, or 56.5%, for the three months ended June 30, 2022 and $933 thousand, or 39.9%, for the six months ended June 30, 2022 from the comparable periods in the prior year, primarily due to a death benefit claim of $893 thousand in the second quarter of 2021.

Insurance commission and fee income increased $790 thousand, or 20.6%, for the three months ended June 30, 2022 and $1.4 million, or 16.0%, for the six months ended June 30, 2022 from the comparable periods in the prior year, primarily due to incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021. Investment advisory commission and fee income increased $254 thousand, or 5.6%, for the three months ended June 30, 2022 and $709 thousand, or 7.7%, from the comparable periods in the prior year, primarily due to new customer relationships and appreciation of assets under management, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management balance.

Other service fee income increased $561 thousand, or 20.4%, for the three months ended June 30, 2022 and $1.1 million, or 22.8%, for the six months ended June 30, 2022 from the comparable periods in the prior year. Mortgage servicing fees increased $357 thousand for the three months ended June 30, 2022 and $619 thousand for the six months ended June 30, 2022 from the comparable periods in the prior year driven by reduced amortization as a result of a decrease in prepayment speeds. Interchange fee income increased $115 thousand for the three months ended June 30, 2022 and $291 thousand for the six months ended June 30, 2022 from the comparable period in the prior year due to increased customer activity.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries, benefits and commissions	$29,133	$25,396	$3,737	14.7%	$57,378	$50,176	$7,202	14.4%
Net occupancy	2,422	2,656	(234)	(8.8)	5,138	5,395	(257)	(4.8)
Equipment	977	968	9	0.9	1,959	1,914	45	2.4
Data processing	3,708	3,064	644	21.0	7,275	6,114	1,161	19.0
Professional fees	2,844	2,015	829	41.1	4,982	3,763	1,219	32.4
Marketing and advertising	693	561	132	23.5	1,118	841	277	32.9
Deposit insurance premiums	812	613	199	32.5	1,705	1,249	456	36.5
Intangible expenses	342	249	93	37.3	683	498	185	37.1
Other expense	6,440	5,764	676	11.7	12,545	10,876	1,669	15.3
Total noninterest expense	$47,371	$41,286	$6,085	14.7%	$92,783	$80,826	$11,957	14.8%
Three and six months ended June 30, 2022 versus 2021

Noninterest expense for the three months ended June 30, 2022 was $47.4 million, an increase of $6.1 million, or 14.7%, from the three months ended June 30, 2021. Noninterest expense for the six months ended June 30, 2022 was $92.8 million, an increase of $12.0 million, or 14.8%, from the six months ended June 30, 2021. The results for the three and six months ended June 30, 2022 include approximately $1.4 million and $2.1 million, respectively, in expenses related to our digital transformation initiative, a comprehensive digital platform which will blend our core operating systems together and allow Univest to seamlessly sell existing products and services, digitally, across an expanded footprint.

Salaries, benefits and commissions increased $3.7 million, or 14.7%, for the three months ended June 30, 2022 and $7.2 million, or 14.4%, for the six months ended June 30, 2022 from the comparable periods in the prior year. These increases reflect our continued investment in revenue producing staff across all business lines, including the acquisition of the Paul I. Sheaffer insurance agency, and annual merit increases. Additionally, during the three and six months ended June 30, 2022, we incurred $353 thousand and $740 thousand, respectively, of short-term incremental guaranties related to the hiring of new producers in our mortgage banking line of business. Finally, during the six months ended June 30, 2021, salaries, benefits and commissions expense was benefited by $616 thousand of incremental capitalized compensation related to the origination of PPP loans.

Professional fees increased $829 thousand, or 41.1%, for the three months ended June 30, 2022 and $1.2 million, or 32.4%, for the six months ended June 30, 2022 from the comparable periods in the prior year. The increase for the three months ended June 30, 2022 was primarily attributable to $1.2 million of consultant fees spent related to the previously discussed digital transformation initiative, as compared to our $230 thousand investment in our Diversity, Equity and Inclusion training initiatives for the three months ended June 30, 2021. The increase for the six months ended June 30, 2022 was primarily attributable to $1.9 million of consultant fees spent related to the digital transformation initiative, as compared to our $506 thousand investment in our Diversity, Equity and Inclusion training initiatives for the six months ended June 30, 2021. Deposit insurance premiums increased $199 thousand, or 32.5%, for the three months ended June 30, 2022 and $456 thousand, or 36.5%, for the six months ended June 30, 2022 from the comparable periods in the prior year driven by an increased assessment base.

Data processing expenses increased $644 thousand, or 21.0%, for the three months ended June 30, 2022 and $1.2 million, or 19.0%, for the six months ended June 30, 2022 from the comparable periods in the prior year, primarily due to continued investments in our end-to-end loan origination solution for loans below $1.0 million, customer relationship management software, internal infrastructure improvements, outsourced data processing solutions, and $155 thousand and $258 thousand in support of the digital transformation initiative for the respective periods.

Other expense increased $676 thousand, or 11.7%, for the three months ended June 30, 2022 and $1.7 million, or 15.3%, for the six months ended June 30, 2022 from the comparable periods in the prior year. Recruiting costs increased $138 thousand and $420 thousand for the three and six months ended June 30, 2022, respectively, due to increased hiring activity, including the entry into our two new expansion markets. Travel and entertainment expenses increased $309 thousand and $574 thousand for the three and six months ended June 30, 2022, respectively, as related activities have largely returned to pre-pandemic levels. Additionally, the six months ended June 30, 2022 included incurred costs of $330 thousand as a result of a customer who was defrauded.

Tax Provision

The Corporation recognized a tax expense of $3.3 million and $4.9 million for the three months ended June 30, 2022 and 2021, respectively, resulting in an effective rate of 19.8% and 19.0%, respectively. The Corporation recognized a tax expense of $8.1 million and $12.7 million for the six months ended June 30, 2022 and 2021, respectively, resulting in an effective rate of 19.5% and 19.2%, respectively. The effective tax rates for the three and six months ended June 30, 2022 and 2021 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2022	At December 31, 2021	Change
(Dollars in thousands)			Amount	Percent
Cash and cash equivalents	$94,777	$890,150	$(795,373)	(89.4%)
Investment securities, net of allowance for credit losses	514,124	496,989	17,135	3.4
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,116	28,186	930	3.3
Loans held for sale	8,352	21,600	(13,248)	(61.3)
Loans and leases held for investment	5,661,777	5,310,017	351,760	6.6
Allowance for credit losses, loans and leases	(72,011)	(71,924)	(87)	0.1
Premises and equipment, net	50,080	56,882	(6,802)	(12.0)
Operating lease right-of-use assets	30,929	30,407	522	1.7
Goodwill and other intangibles, net	187,238	187,358	(120)	(0.1)
Bank owned life insurance	120,103	118,699	1,404	1.2
Accrued interest receivable and other assets	76,328	54,057	22,271	41.2
Total assets	$6,700,813	$7,122,421	$(421,608)	(5.9%)
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $795.4 million, or 89.4%, from December 31, 2021, primarily due to decreased interest earning deposits at the Federal Reserve Bank of $805.9 million as the Corporation used excess liquidity to fund loan growth and purchase investment securities. Additionally, cash decreased due to a seasonal decrease in public funds deposits as well as decreases in commercial and consumer deposits.

Investment Securities

Total investment securities at June 30, 2022 increased $17.1 million, or 3.4%, from December 31, 2021. Purchases of $97.1 million, primarily residential mortgage-backed securities, were partially offset by maturities and pay-downs of $38.1 million, decreases in the fair value of available-for-sale investment securities of $35.0 million, sales of $5.0 million, net amortization of purchased premiums and discounts of $872 thousand and a provision for credit losses of $763 thousand.

Loans and Leases

Gross loans and leases held for investment increased $351.8 million, or 6.6%, from December 31, 2021. Gross loans and leases held for investment, excluding PPP loans, at June 30, 2022 increased $378.2 million or 7.2% from December 31, 2021. The growth in gross loans and leases held for investment, excluding PPP loans, was primarily due to increases in commercial, commercial real estate, construction, residential mortgage loans, and lease financings. As of June 30, 2022, $5.4 million in PPP loan originations remained outstanding.

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

At June 30, 2022, nonaccrual loans and leases and accruing troubled debt restructured loans were $13.4 million and had a related allowance for credit losses on loans and leases of $1.1 million. At December 31, 2021, nonaccrual loans and leases and accruing troubled debt restructured loans were $33.3 million and had a related allowance for credit losses on loans and leases of $11 thousand. During the quarter, a nonaccrual commercial real estate loan was transferred to other real estate owned with a carrying value of $18.3 million. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended June 30, 2022 were $1.7 million compared to $243 thousand for the same period in the prior year. Net loan and lease charge-offs for the six months ended June 30, 2022 were $1.8 million compared to $531 thousand for the same period in the prior year. During the second quarter of 2022, a $1.7 million charge-off was recorded against an existing nonaccrual commercial real estate loan.

Other real estate owned was $18.6 million at June 30, 2022 and $279 thousand at December 31, 2021 due to the transfer of a nonaccrual commercial real estate loan to other real estate owned noted above.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At June 30, 2022	At December 31, 2021
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	$13,355	$33,210
Accruing troubled debt restructured loans and lease modifications not included in the above	50	51
Accruing loans and leases, 90 days or more past due	2,784	498
Total nonperforming loans and leases	$16,189	$33,759
Other real estate owned	18,604	279
Total nonperforming assets	$34,793	$34,038

*Nonaccrual troubled debt restructured loans and lease modifications in nonaccrual loans and leases in the above table	$808	$758

Loans and leases held for investment	$5,661,777	$5,310,017
Allowance for credit losses, loans and leases	72,011	71,924

Allowance for credit losses, loans and leases / loans and leases held for investment	1.27%	1.35%
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.24%	0.63%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	539.21%	216.57%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2022	At December 31, 2021
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$13,355	$33,210
Nonaccrual loans and leases with partial charge-offs	4,512	1,429
Life-to-date partial charge-offs on nonaccrual loans and leases	2,224	536
Specific reserves on individually analyzed loans	1,089	11

Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description as of June 30, 2022:

(Dollars in thousands)	As of June 30, 2022
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio
CRE - Retail	$379,935	8.2%
Animal Production	315,801	6.8
CRE - Multi-family	262,182	5.7
CRE - 1-4 Family Residential Investment	240,887	5.2
CRE - Office	215,847	4.7
Hotels & Motels (Accommodation)	188,811	4.1
CRE - Industrial / Warehouse	185,241	4.0
Education	161,151	3.5
Nursing and Residential Care Facilities	154,034	3.3
Specialty Trade Contractors	143,724	3.1
Homebuilding (tract developers, remodelers)	118,877	2.6
Motor Vehicle and Parts Dealers	112,372	2.4
CRE - Medical Office	108,978	2.3
CRE - Mixed-Use - Residential	106,228	2.3
Merchant Wholesalers, Durable Goods	100,825	2.2
Crop Production	88,786	1.9
Food Manufacturing	85,953	1.9
Administrative and Support Services	75,587	1.6
Rental and Leasing Services	72,560	1.6
Wood Product Manufacturing	71,961	1.6
Food Services and Drinking Places	69,209	1.5
Merchant Wholesalers, Nondurable Goods	66,568	1.4
Fabricated Metal Product Manufacturing	63,016	1.4
Personal and Laundry Services	60,774	1.3
Religious Organizations, Advocacy Groups	58,409	1.3
Miniwarehouse / Self-Storage	54,761	1.2
Repair and Maintenance	53,472	1.2
CRE - Mixed-Use - Commercial	52,080	1.1
Private Equity & Special Purpose Entities	51,853	1.1
Truck Transportation	51,191	1.1
Industries with >$50 million in outstandings	$3,771,073	81.3%
Industries with <$50 million in outstandings	$866,668	18.7%
Total Commercial Loans	$4,637,741	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$629,144
Real Estate-Home Equity Secured for Personal Purpose	168,536
Loans to Individuals	27,061
Lease Financings	193,937
Total Consumer Loans and Lease Financings	$1,018,678

Total	$5,656,419

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $738 thousand and $969 thousand for the three months ended June 30, 2022 and 2021, respectively. The amortization of intangible assets was $1.6 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2022 and December 31, 2021.

The Corporation also has goodwill with a net carrying value of $175.5 million at June 30, 2022 and December 31, 2021, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2022 and 2021. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2022	At December 31, 2021	Change
			Amount	Percent
Deposits	$5,563,048	$6,055,124	$(492,076)	(8.1%)
Short-term borrowings	97,606	20,106	77,500	385.5
Long-term debt	95,000	95,000	—	—
Subordinated notes	99,030	98,874	156	0.2
Operating lease liabilities	33,951	33,453	498	1.5
Accrued interest payable and other liabilities	48,253	46,070	2,183	4.7
Total liabilities	$5,936,888	$6,348,627	$(411,739)	(6.5%)

Deposits

Total deposits decreased $492.1 million, or 8.1%, from December 31, 2021, primarily due to a seasonal decrease in public funds deposits as well as decreases in commercial and consumer deposits.

Borrowings

Total borrowings increased $77.7 million, or 36.3%, from December 31, 2021, due to an increase of $93.6 million in short-term FHLB overnight borrowings as excess liquidity diminished and we returned to a pre-pandemic liquidity level, partially offset by a decrease of $16.1 million in short-term customer repurchase agreements.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2022	At December 31, 2021	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	298,800	299,181	(381)	(0.1)
Retained earnings	396,295	375,124	21,171	5.6
Accumulated other comprehensive loss	(42,781)	(16,353)	(26,428)	161.6
Treasury stock	(46,173)	(41,942)	(4,231)	10.1
Total shareholders’ equity	$763,925	$773,794	$(9,869)	(1.3%)

Total shareholders' equity decreased $9.9 million, or 1.3%, from December 31, 2021. Retained earnings at June 30, 2022 increased by $21.2 million primarily due to net income of $33.5 million offset by $12.1 million in cash dividends paid for the six months ended June 30, 2022. Accumulated other comprehensive loss increased by $26.4 million, primarily attributable to decreases in the fair value of available-for-sale investment securities of $27.6 million, net of tax. Treasury stock increased $4.2 million from December 31, 2021 primarily related to purchases of $7.6 million under the Corporation's share repurchase program offset by $3.4 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $16.0 million and $25.7 million for the three months ended June 30, 2022 and 2021, respectively, and pre-tax income of $38.7 million and $65.7 million for the six months ended June 30, 2022 and 2021, respectively. See the section of this MD&A under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.2 million for the three months ended June 30, 2022 and 2021, and $4.5 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively. Noninterest income was $6.9 million and $6.8 million for the three months ended June 30, 2022 and 2021, respectively, and $14.2 million and $13.5 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in pre-tax income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to increases in commission expense and salary expense as we continue to invest in revenue producing positions. The increase in noninterest income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to appreciation of assets under management and supervision, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $4.1 billion as of June 30, 2022, $4.6 billion as of March 31, 2022, $4.5 billion as of June 30, 2021 and $4.2 billion as of March 31, 2021.

The Insurance segment reported pre-tax income of $724 thousand and $681 thousand for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. Noninterest income was $4.8 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively, and $10.6 million and $9.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase in pre-tax income and noninterest income for the three and six months ended June 30, 2022 was primarily due to incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at June 30, 2022.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of June 30, 2022 and December 31, 2021 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$805,066	13.23%	$486,641	8.00%	$608,301	10.00%
Bank	691,826	11.40	485,470	8.00	606,837	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	645,782	10.62	364,981	6.00	486,641	8.00
Bank	631,572	10.41	364,102	6.00	485,470	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	645,782	10.62	273,736	4.50	395,396	6.50
Bank	631,572	10.41	273,077	4.50	394,444	6.50
Tier 1 Capital (to Average Assets):
Corporation	645,782	9.45	273,291	4.00	341,613	5.00
Bank	631,572	9.27	272,554	4.00	340,693	5.00
At December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$786,300	13.77%	$456,902	8.00%	$571,128	10.00%
Bank	660,436	11.61	455,178	8.00	568,973	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	342,677	6.00	456,902	8.00
Bank	606,033	10.65	341,384	6.00	455,178	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	257,008	4.50	371,233	6.50
Bank	606,033	10.65	256,038	4.50	369,832	6.50
Tier 1 Capital (to Average Assets):
Corporation	633,023	9.13	277,297	4.00	346,622	5.00
Bank	606,033	8.77	276,471	4.00	345,588	5.00
At June 30, 2022 and December 31, 2021, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At June 30, 2022, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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
Additionally, in March 2020, the Office of the Comptroller of the Currency, the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule (IFR) designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of the then-recent strains on the U.S. economy as a result of the coronavirus (COVID-19). The 2020 CECL IFR allows corporations that adopt CECL before December 31, 2020 to defer 100 percent of the day-one transitional amounts described above through December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allows electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.
The Corporation adopted the transition guidance and the 2020 CECL IFR relief and applied these effects to regulatory capital.

Asset/Liability Management

The primary functions of Asset/Liability Management are to ensure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Management's objective with regard to interest rate risk is to understand the Corporation's sensitivity to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and long-term borrowings. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2022	20,282	$25.30	20,282	658,892
May 1 – 31, 2022	232,154	25.18	232,154	426,738
June 1 – 31, 2022	47,564	25.48	47,564	379,174
Total	300,000	$25.23	300,000

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – 30, 2022	—	$—
May 1 – 31, 2022	—	—
June 1 – 31, 2022	—	—
Total	—	$—

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

Exhibit 10.1
Form of Change in Control Agreement, dated July 27, 2022, entered into between Univest Financial Corporation, Univest Bank and Trust Co. and each of Jeffrey M. Schweitzer, Michael S. Keim, Brian J. Richardson and Megan D. Santana, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on July 28, 2022.

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: August 2, 2022	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2022	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)