Form 10-Q
period 2022-09-30
UNIVEST FINANCIAL Corp
filed 2022-10-28
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,242,451
(Title of Class)	(Number of shares outstanding at October 27, 2022)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At September 30, 2022	At December 31, 2021
ASSETS
Cash and due from banks	$65,859	$49,202
Interest-earning deposits with other banks	47,451	840,948
Cash and cash equivalents	113,310	890,150
Investment securities held-to-maturity (fair value $136,456 and $178,402 at September 30, 2022 and December 31, 2021, respectively)	159,170	176,983
Investment securities available-for-sale (amortized cost $403,774 and $319,474, net of allowance for credit losses of $1,299 and $929 at September 30, 2022 and December 31, 2021, respectively)	347,479	317,007
Investments in equity securities	2,994	2,999
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,475	28,186
Loans held for sale	9,087	21,600
Loans and leases held for investment	5,849,259	5,310,017
Less: Allowance for credit losses, loans and leases	(74,929)	(71,924)
Net loans and leases held for investment	5,774,330	5,238,093
Premises and equipment, net	50,533	56,882
Operating lease right-of-use assets	30,654	30,407
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	11,650	11,848
Bank owned life insurance	120,035	118,699
Accrued interest receivable and other assets	83,170	54,057
Total assets	$6,907,397	$7,122,421
LIABILITIES
Noninterest-bearing deposits	$1,968,422	$2,065,423
Interest-bearing deposits	3,818,554	3,989,701
Total deposits	5,786,976	6,055,124
Short-term borrowings	80,711	20,106
Long-term debt	95,000	95,000
Subordinated notes	99,107	98,874
Operating lease liabilities	33,718	33,453
Accrued interest payable and other liabilities	57,698	46,070
Total liabilities	6,153,210	6,348,627
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2022 and December 31, 2021; 31,556,799 shares issued at September 30, 2022 and December 31, 2021; 29,242,451 and 29,500,542 shares outstanding at September 30, 2022 and December 31, 2021, respectively	157,784	157,784
Additional paid-in capital	299,791	299,181
Retained earnings	410,942	375,124
Accumulated other comprehensive loss, net of tax benefit	(64,985)	(16,353)
Treasury stock, at cost; 2,314,348 and 2,056,257 shares at September 30, 2022 and December 31, 2021, respectively	(49,345)	(41,942)
Total shareholders’ equity	754,187	773,794
Total liabilities and shareholders’ equity	$6,907,397	$7,122,421
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans and leases	$63,162	$51,476	$164,065	$151,727
Interest and dividends on investment securities:
Taxable	3,013	1,552	8,116	4,254
Exempt from federal income taxes	15	20	44	155
Interest on deposits with other banks	252	189	1,433	291
Interest and dividends on other earning assets	435	334	1,134	1,042
Total interest income	66,877	53,571	174,792	157,469
Interest expense
Interest on deposits	6,451	3,230	12,928	9,789
Interest on short-term borrowings	524	2	537	7
Interest on long-term debt and subordinated notes	1,652	1,652	4,946	6,815
Total interest expense	8,627	4,884	18,411	16,611
Net interest income	58,250	48,687	156,381	140,858
Provision (reversal of provision) for credit losses	3,558	(182)	6,782	(11,524)
Net interest income after provision for credit losses	54,692	48,869	149,599	152,382
Noninterest income
Trust fee income	1,835	2,126	5,935	6,317
Service charges on deposit accounts	1,522	1,422	4,600	4,018
Investment advisory commission and fee income	4,199	4,796	14,163	14,051
Insurance commission and fee income	4,442	3,837	14,641	12,631
Other service fee income	3,124	2,576	9,189	7,516
Bank owned life insurance income	1,153	925	2,557	3,262
Net gain on sales of investment securities	—	21	30	140
Net gain on mortgage banking activities	817	3,224	3,976	12,623
Other income	867	1,625	2,336	3,474
Total noninterest income	17,959	20,552	57,427	64,032
Noninterest expense
Salaries, benefits and commissions	29,400	26,641	86,778	76,817
Net occupancy	2,504	2,525	7,642	7,920
Equipment	968	1,000	2,927	2,914
Data processing	3,901	3,274	11,176	9,388
Professional fees	2,521	2,174	7,503	5,937
Marketing and advertising	605	539	1,723	1,380
Deposit insurance premiums	662	765	2,367	2,014
Intangible expenses	309	214	992	712
Other expense	5,795	6,116	18,340	16,992
Total noninterest expense	46,665	43,248	139,448	124,074
Income before income taxes	25,986	26,173	67,578	92,340
Income tax expense	5,185	5,262	13,294	17,951
Net income	$20,801	$20,911	$54,284	$74,389
Net income per share:
Basic	$0.71	$0.71	$1.85	$2.53
Diluted	0.71	0.71	1.84	2.52
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2022			2021
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$25,986	$5,185	$20,801	$26,173	$5,262	$20,911
Other comprehensive (loss) income:
Net unrealized losses on available-for-sale investment securities:
Net unrealized holding losses arising during the period	(18,093)	(3,800)	(14,293)	(1,378)	(292)	(1,086)
(Reversal of provision) provision for credit losses	(393)	(82)	(311)	330	70	260
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(21)	(4)	(17)
Total net unrealized losses on available-for-sale investment securities	(18,486)	(3,882)	(14,604)	(1,069)	(226)	(843)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(9,418)	(1,978)	(7,440)	(7)	(1)	(6)
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(422)	(89)	(333)	77	16	61
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(9,840)	(2,067)	(7,773)	70	15	55
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	219	46	173	329	69	260
Total defined benefit pension plans	219	46	173	329	69	260
Other comprehensive loss	(28,107)	(5,903)	(22,204)	(670)	(142)	(528)
Total comprehensive (loss) income	$(2,121)	$(718)	$(1,403)	$25,503	$5,120	$20,383
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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2022			2021
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$67,578	$13,294	$54,284	$92,340	$17,951	$74,389
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(53,798)	(11,298)	(42,500)	1,604	336	1,268
Provision (reversal of provision) for credit losses	370	78	292	(54)	(11)	(43)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(30)	(6)	(24)	(140)	(29)	(111)
Total net unrealized (losses) gains on available-for-sale investment securities	(53,458)	(11,226)	(42,232)	1,410	296	1,114
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(7,716)	(1,621)	(6,095)	(5)	(1)	(4)
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(1,040)	(218)	(822)	229	48	181
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(8,756)	(1,839)	(6,917)	224	47	177
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	655	138	517	987	207	780
Total defined benefit pension plans	655	138	517	987	207	780
Other comprehensive (loss) income	(61,559)	(12,927)	(48,632)	2,621	550	2,071
Total comprehensive income	$6,019	$367	$5,652	$94,961	$18,501	$76,460

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2022
Balance at June 30, 2022	29,365,775	$157,784	$298,800	$396,295	$(42,781)	$(46,173)	$763,925
Net income	—	—	—	20,801	—	—	20,801
Other comprehensive loss, net of income tax benefit	—	—	—	—	(22,204)	—	(22,204)
Cash dividends declared ($0.21 per share)	—	—	—	(6,153)	—	—	(6,153)
Stock-based compensation	—	—	973	(1)	—	—	972
Stock issued under dividend reinvestment and employee stock purchase plans	26,438	—	25	—	—	634	659
Vesting of restricted stock units, net of shares withheld to cover taxes	238	—	(7)	—	—	5	(2)
Purchases of treasury stock	(150,000)	—	—	—	—	(3,811)	(3,811)
Balance at September 30, 2022	29,242,451	$157,784	$299,791	$410,942	$(64,985)	$(49,345)	$754,187

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2021
Balance at June 30, 2021	29,411,731	$157,784	$297,208	$348,579	$(19,545)	$(44,028)	$739,998
Net income	—	—	—	20,911	—	—	20,911
Other comprehensive loss, net of income tax benefit	—	—	—	—	(528)	—	(528)
Cash dividends declared ($0.20 per share)	—	—	—	(5,883)	—	—	(5,883)
Stock-based compensation	—	—	852	—	—	1	853
Stock issued under dividend reinvestment and employee stock purchase plans	22,327	—	—	—	—	610	610
Vesting of restricted stock units, net of shares withheld to cover taxes	1,344	—	(27)	—	—	27	—
Exercise of stock options	3,000	—	—	—	—	62	62
Balance at September 30, 2021	29,438,402	$157,784	$298,033	$363,607	$(20,073)	$(43,328)	$756,023

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2022
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794
Net income	—	—	—	54,284	—	—	54,284
Other comprehensive loss, net of income tax benefit	—	—	—	—	(48,632)	—	(48,632)
Cash dividends declared ($0.62 per share)	—	—	—	(18,258)	—	—	(18,258)
Stock-based compensation	—	—	2,982	(208)	—	—	2,774
Stock issued under dividend reinvestment and employee stock purchase plans	74,055	—	129	—	—	1,805	1,934
Vesting of restricted stock units, net of shares withheld to cover taxes	92,073	—	(2,551)	—	—	1,648	(903)
Exercise of stock options	25,781	—	50	—	—	525	575
Purchases of treasury stock	(450,000)	—	—	—	—	(11,381)	(11,381)
Balance at September 30, 2022	29,242,451	$157,784	$299,791	$410,942	$(64,985)	$(49,345)	$754,187

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2021
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472
Net income	—	—	—	74,389	—	—	74,389
Other comprehensive income, net of income tax	—	—	—	—	2,071	—	2,071
Cash dividends declared ($0.60 per share)	—	—	—	(17,624)	—	—	(17,624)
Stock-based compensation	—	—	2,552	(56)	—	—	2,496
Stock issued under dividend reinvestment and employee stock purchase plans	67,553	—	90	(1)	—	1,735	1,824
Vesting of restricted stock units, net of shares withheld to cover taxes	43,963	—	(1,153)	—	—	798	(355)
Exercise of stock options	49,527	—	31	—	—	1,014	1,045
Cancellation of performance-based restricted stock awards	(7,199)	—	327	—	—	(327)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at September 30, 2021	29,438,402	$157,784	$298,033	$363,607	$(20,073)	$(43,328)	$756,023

Note: See accompanying note to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$54,284	$74,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses	6,782	(11,524)
Depreciation of premises and equipment	3,323	3,523
Net amortization of investment securities premiums and discounts	1,168	2,078
Net gain on sales of investment securities	(30)	(140)
Net gain on mortgage banking activities	(3,976)	(12,623)
Bank owned life insurance income	(2,557)	(3,262)
Stock-based compensation	2,998	2,674
Intangible expenses	992	712
Other adjustments to reconcile net income to cash used in operating activities	(2,896)	(4,956)
Originations of loans held for sale	(198,547)	(396,418)
Proceeds from the sale of loans held for sale	215,424	417,920
Contributions to pension and other postretirement benefit plans	(189)	(198)
Decrease (increase) in accrued interest receivable and other assets	2,252	(882)
Increase (decrease) in accrued interest payable and other liabilities	4,449	(5,750)
Net cash provided by operating activities	83,477	65,543
Cash flows from investing activities:
Proceeds from sale of premises and equipment	6,844	—
Purchases of premises and equipment	(3,673)	(3,241)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	27,700	52,121
Proceeds from maturities, calls and principal repayments of securities available-for-sale	25,132	40,088
Proceeds from sales of securities available-for-sale	1,530	4,135
Purchases of investment securities held-to-maturity	(10,427)	(14,852)
Purchases of investment securities available-for-sale	(111,611)	(102,585)
Proceeds from sales of money market mutual funds	3,506	5,818
Purchases of money market mutual funds	(3,708)	(5,336)
Net increase in other investments	(1,289)	(496)
Proceeds from sale of loans originally held-for-investment	2,500	996
Net (increase) decrease in loans and leases	(562,235)	54,661
Proceeds from sales of other real estate owned	—	7,255
Proceeds from bank owned life insurance	1,221	2,302
Net cash (used in) provided by investing activities	(624,510)	40,866
Cash flows from financing activities:
Net (decrease) increase in deposits	(268,171)	695,414
Net increase (decrease) in short-term borrowings	60,605	(3,805)
Repayment of long-term debt	—	(15,000)
Repayment of subordinated debt	—	(85,000)
Payment of contingent consideration on acquisitions	—	(58)
Payment for shares withheld to cover taxes on vesting of restricted stock units	—	(355)
Purchases of treasury stock	(12,284)	(295)
Stock issued under dividend reinvestment and employee stock purchase plans	1,934	1,824
Proceeds from exercise of stock options	575	1,045
Cash dividends paid	(18,466)	(17,680)
Net cash (used in) provided by financing activities	(235,807)	576,090
Net (decrease) increase in cash and cash equivalents	(776,840)	682,499
Cash and cash equivalents at beginning of year	890,150	219,858
Cash and cash equivalents at end of period	$113,310	$902,357

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,095	$18,516
Cash paid for income taxes, net of refunds	6,629	22,327
Non cash transactions:
Transfer of loans to other real estate owned	$18,325	$126
Transfer of loans to loans held for sale	2,500	996
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month or nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.

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

This ASU is effective for fiscal years beginning after December 15, 2022 or January 1, 2023 for the Corporation, including interim periods within those fiscal years. Early adoption, however, is permitted if an entity has adopted the amendments in ASU 2017-12. The Corporation has elected to early adopt this ASU, which did not have a material impact on the Corporation's financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$20,801	$20,911	$54,284	$74,389
Net income allocated to unvested restricted stock awards	—	—	—	(28)
Net income allocated to common shares	$20,801	$20,911	$54,284	$74,361
Denominator:
Weighted average shares outstanding	29,291	29,420	29,440	29,380
Average unvested restricted stock awards	—	—	—	(10)
Denominator for basic earnings per share—weighted-average shares outstanding	29,291	29,420	29,440	29,370
Effect of dilutive securities—employee stock options and restricted stock units	141	142	148	143
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,432	29,562	29,588	29,513
Basic earnings per share	$0.71	$0.71	$1.85	$2.53
Diluted earnings per share	$0.71	$0.71	$1.84	$2.52
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	250	286	250	289

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at September 30, 2022 and December 31, 2021, by contractual maturity within each type:

	At September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	1,834	—	(69)	—	1,765
After 5 years to 10 years	5,264	—	(367)	—	4,897
Over 10 years	152,072	—	(22,278)	—	129,794
	159,170	—	(22,714)	—	136,456
Total	$159,170	$—	$(22,714)	$—	$136,456
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,327	$—	$(69)	$—	$2,258
	2,327	—	(69)	—	2,258
Residential mortgage-backed securities:
Within 1 year	2	—	—	—	2
After 1 year to 5 years	944	—	(37)	—	907
After 5 years to 10 years	3,608	—	(285)	—	3,323
Over 10 years	302,520	6	(46,192)	—	256,334
	307,074	6	(46,514)	—	260,566
Collateralized mortgage obligations:
After 5 years to 10 years	342	—	(21)	—	321
Over 10 years	2,348	—	(218)	—	2,130
	2,690	—	(239)	—	2,451
Corporate bonds:
Within 1 year	1,500	1	—	—	1,501
After 1 year to 5 years	30,183	—	(1,616)	(168)	28,399
After 5 years to 10 years	60,000	—	(6,565)	(1,131)	52,304
	91,683	1	(8,181)	(1,299)	82,204
Total	$403,774	$7	$(55,003)	$(1,299)	$347,479

	At December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$6,999	$34	$—	$—	$7,033
	6,999	34	—	—	7,033
Residential mortgage-backed securities:
After 5 years to 10 years	5,208	194	—	—	5,402
Over 10 years	164,776	2,175	(984)	—	165,967
	169,984	2,369	(984)	—	171,369
Total	$176,983	$2,403	$(984)	$—	$178,402
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,326	$7	$—	$—	$2,333
	2,326	7	—	—	2,333
Residential mortgage-backed securities:
Within 1 year	31	—	—	—	31
After 1 year to 5 years	153	5	—	—	158
After 5 years to 10 years	2,286	82	—	—	2,368
Over 10 years	220,153	671	(2,276)	—	218,548
	222,623	758	(2,276)	—	221,105
Collateralized mortgage obligations:
After 5 years to 10 years	481	7	—	—	488
Over 10 years	2,813	—	(23)	—	2,790
	3,294	7	(23)	—	3,278
Corporate bonds:
Within 1 year	2,500	4	—	—	2,504
After 1 year to 5 years	28,731	755	(67)	(51)	29,368
After 5 years to 10 years	60,000	—	(703)	(878)	58,419
	91,231	759	(770)	(929)	90,291
Total	$319,474	$1,531	$(3,069)	$(929)	$317,007

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $413.8 million and $281.7 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds deposits and other contractual obligations. There were no pledged securities to secure credit derivatives and interest rate swaps at September 30, 2022. Securities of $23.0 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2021. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Securities available-for-sale:
Proceeds from sales	$1,530	$4,135
Gross realized gains on sales	30	140
Tax expense related to net realized gains on sales	6	29

At September 30, 2022 and December 31, 2021, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2022 and December 31, 2021, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$125,601	$(19,855)	$10,855	$(2,859)	$136,456	$(22,714)
Total	$125,601	$(19,855)	$10,855	$(2,859)	$136,456	$(22,714)
Securities Available-for-Sale
State and political subdivisions	$2,258	$(69)	$—	$—	$2,258	$(69)
Residential mortgage-backed securities	182,104	(28,113)	77,457	(18,401)	259,561	(46,514)
Collateralized mortgage obligations	2,451	(239)	—	—	2,451	(239)
Corporate bonds	500	(1)	—	—	500	(1)
Total	$187,313	$(28,422)	$77,457	$(18,401)	$264,770	$(46,823)
At December 31, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$89,837	$(984)	$—	$—	$89,837	$(984)
Total	$89,837	$(984)	$—	$—	$89,837	$(984)
Securities Available-for-Sale
Residential mortgage-backed securities	$164,326	$(1,816)	$12,097	$(460)	$176,423	$(2,276)
Collateralized mortgage obligations	2,790	(23)	—	—	2,790	(23)
Corporate bonds	779	(1)	—	—	779	(1)
Total	$167,895	$(1,840)	$12,097	$(460)	$179,992	$(2,300)

At September 30, 2022, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $136.5 million, including unrealized losses of $22.7 million. These holdings were comprised of 84 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended September 30, 2022. Accrued interest receivable on held-to-maturity debt securities totaled $339 thousand at September 30, 2022 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At September 30, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $264.8 million, including unrealized losses of $46.8 million. These holdings were comprised of (1) 105 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, (3) two state and political subdivisions bonds and (4) one investment grade corporate bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.0 million at September 30, 2022 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the nine months ended September 30, 2022 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Nine months ended September 30, 2022
Securities Available-for-Sale
Beginning balance	$(929)
Additions for securities for which no previous expected credit losses were recognized	(153)
Change in securities for which a previous expected credit loss was recognized	(217)
Ending balance	$(1,299)
Nine months ended September 30, 2021
Securities Available-for-Sale
Beginning balance	$(869)
Additions for securities for which no previous expected credit losses were recognized	(22)
Change in securities for which a previous expected credit loss was recognized	76
Ending balance	$(815)

At September 30, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $82.2 million, including unrealized losses of $9.5 million, and allowance for credit losses of $1.3 million. These holdings were comprised of 39 investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $207 thousand net loss and a $164 thousand net gain on equity securities during the nine months ended September 30, 2022 and 2021, respectively, in other noninterest income. There were no sales of equity securities during the nine months ended September 30, 2022 or 2021.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2022	At December 31, 2021
Commercial, financial and agricultural	$1,052,733	$956,396
Paycheck Protection Program	2,207	31,748
Real estate-commercial	2,936,204	2,718,535
Real estate-construction	329,915	283,918
Real estate-residential secured for business purpose	443,837	409,900
Real estate-residential secured for personal purpose	685,771	540,566
Real estate-home equity secured for personal purpose	175,843	158,909
Loans to individuals	26,679	25,504
Lease financings	196,070	184,541
Total loans and leases held for investment, net of deferred income	$5,849,259	$5,310,017
Less: Allowance for credit losses, loans and leases	(74,929)	(71,924)
Net loans and leases held for investment	$5,774,330	$5,238,093
Imputed interest on lease financings, included in the above table	$(19,714)	$(19,104)
Net deferred costs, included in the above table	5,962	3,408
Overdraft deposits included in the above table	167	4,268

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at September 30, 2022 and December 31, 2021:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2022
Commercial, financial and agricultural	$3,548	$310	$—	$3,858	$1,046,245	$1,050,103	$2,630	$1,052,733
Paycheck Protection Program	—	10	—	10	2,197	2,207	—	2,207
Real estate—commercial real estate and construction:
Commercial real estate	1,177	—	328	1,505	2,927,172	2,928,677	7,527	2,936,204
Construction	786	—	—	786	329,129	329,915	—	329,915
Real estate—residential and home equity:
Residential secured for business purpose	861	—	—	861	441,967	442,828	1,009	443,837
Residential secured for personal purpose	323	174	—	497	683,406	683,903	1,868	685,771
Home equity secured for personal purpose	369	205	—	574	174,747	175,321	522	175,843
Loans to individuals	33	49	54	136	26,543	26,679	—	26,679
Lease financings	692	420	34	1,146	194,860	196,006	64	196,070
Total	$7,789	$1,168	$416	$9,373	$5,826,266	$5,835,639	$13,620	$5,849,259

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2021
Commercial, financial and agricultural	$3,407	$894	$—	$4,301	$951,647	$955,948	$448	$956,396
Paycheck Protection Program	367	—	—	367	31,381	31,748	—	31,748
Real estate—commercial real estate and construction:
Commercial real estate	234	—	—	234	2,690,401	2,690,635	27,900	2,718,535
Construction	—	—	—	—	283,918	283,918	—	283,918
Real estate—residential and home equity:
Residential secured for business purpose	542	—	216	758	406,955	407,713	2,187	409,900
Residential secured for personal purpose	2,976	162	—	3,138	535,379	538,517	2,049	540,566
Home equity secured for personal purpose	646	129	—	775	157,589	158,364	545	158,909
Loans to individuals	90	27	180	297	25,207	25,504	—	25,504
Lease financings	774	397	102	1,273	183,187	184,460	81	184,541
Total	$9,036	$1,609	$498	$11,143	$5,265,664	$5,276,807	$33,210	$5,310,017

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2022 and December 31, 2021.

	At September 30, 2022				At December 31, 2021
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$2,630	$—	$—	$2,630	$448	$—	$—	$448
Real estate—commercial real estate and construction:
Commercial real estate	7,527	—	328	7,855	27,900	—	—	27,900
Real estate—residential and home equity:
Residential secured for business purpose	1,009	—	—	1,009	2,187	—	216	2,403
Residential secured for personal purpose	1,868	—	—	1,868	2,049	—	—	2,049
Home equity secured for personal purpose	522	50	—	572	545	51	—	596
Loans to individuals	—	—	54	54	—	—	180	180
Lease financings	64	—	34	98	81	—	102	183
Total	$13,620	$50	$416	$14,086	$33,210	$51	$498	$33,759
*Includes nonaccrual troubled debt restructured loans of $785 thousand and $758 thousand at September 30, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At September 30, 2022
Commercial, financial and agricultural	$448	$2,182	$2,630	$—
Real estate-commercial	4,559	2,968	7,527	328
Real estate-residential secured for business purpose	1,009	—	1,009	—
Real estate-residential secured for personal purpose	1,868	—	1,868	—
Real estate-home equity secured for personal purpose	522	—	522	—
Loans to individuals	—	—	—	54
Lease financings	—	64	64	34
Total	$8,406	$5,214	$13,620	$416
At December 31, 2021
Commercial, financial and agricultural	$448	$—	$448	$—
Real estate-commercial	27,818	82	27,900	—
Real estate-residential secured for business purpose	2,187	—	2,187	216
Real estate-residential secured for personal purpose	2,049	—	2,049	—
Real estate-home equity secured for personal purpose	545	—	545	—
Loans to individuals	—	—	—	180
Lease financings	—	81	81	102
Total	$33,047	$163	$33,210	$498

For the nine months ended September 30, 2022, $22 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At September 30, 2022
Commercial, financial and agricultural	$273	$2,182	$175	$2,630
Real estate-commercial	7,527	—	—	7,527
Real estate-residential secured for business purpose	1,009	—	—	1,009
Real estate-residential secured for personal purpose	1,868	—	—	1,868
Real estate-home equity secured for personal purpose	522	—	—	522
Lease financings	—	64	—	64
Total	$11,199	$2,246	$175	$13,620

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2021
Commercial, financial and agricultural	$273	$—	$175	$448
Real estate-commercial	27,900	—	—	27,900
Real estate-residential secured for business purpose	2,187	—	—	2,187
Real estate-residential secured for personal purpose	2,049	—	—	2,049
Real estate-home equity secured for personal purpose	545	—	—	545
Lease financings	—	81	—	81
Total	$32,954	$81	$175	$33,210
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, Paycheck Protection Program loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at September 30, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2022
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$162,754	$180,554	$52,412	$30,664	$38,118	$52,369	$481,029	$997,900
2. Special Mention	7,988	914	2,896	8,394	57	3	27,164	47,416
3. Substandard	—	—	—	—	—	372	7,045	7,417
Total	$170,742	$181,468	$55,308	$39,058	$38,175	$52,744	$515,238	$1,052,733

Paycheck Protection Program
Risk Rating
1. Pass	$362	$1,845	$—	$—	$—	$—	$—	$2,207
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$362	$1,845	$—	$—	$—	$—	$—	$2,207

Real Estate-Commercial
Risk Rating
1. Pass	$646,974	$728,560	$761,966	$339,223	$124,503	$245,060	$54,213	$2,900,499
2. Special Mention	883	2,491	6,970	1,018	8,620	5,214	2,683	27,879
3. Substandard	—	—	1,773	—	5,196	807	50	7,826
Total	$647,857	$731,051	$770,709	$340,241	$138,319	$251,081	$56,946	$2,936,204

Real Estate-Construction
Risk Rating
1. Pass	$153,587	$76,317	$27,078	$34,577	$191	$405	$26,279	$318,434
2. Special Mention	—	5,806	—	5,675	—	—	—	11,481
3. Substandard	—	—	—	—	—	—	—	—
Total	$153,587	$82,123	$27,078	$40,252	$191	$405	$26,279	$329,915

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$114,459	$130,033	$71,518	$40,721	$25,894	$30,149	$28,855	$441,629
2. Special Mention	—	—	249	—	—	948	—	1,197
3. Substandard	—	211	27	—	41	585	147	1,011
Total	$114,459	$130,244	$71,794	$40,721	$25,935	$31,682	$29,002	$443,837

Totals By Risk Rating
1. Pass	$1,078,136	$1,117,309	$912,974	$445,185	$188,706	$327,983	$590,376	$4,660,669
2. Special Mention	8,871	9,211	10,115	15,087	8,677	6,165	29,847	87,973
3. Substandard	—	211	1,800	—	5,237	1,764	7,242	16,254
Total	$1,087,007	$1,126,731	$924,889	$460,272	$202,620	$335,912	$627,465	$4,764,896

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$215,197	$79,739	$69,618	$52,507	$23,253	$49,827	$442,288	$932,429
2. Special Mention	1,001	3,459	2,389	394	428	1,231	10,162	19,064
3. Substandard	—	—	—	—	16	200	4,687	4,903
Total	$216,198	$83,198	$72,007	$52,901	$23,697	$51,258	$457,137	$956,396

Paycheck Protection Program
Risk Rating
1. Pass	$31,554	$194	$—	$—	$—	$—	$—	$31,748
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$31,554	$194	$—	$—	$—	$—	$—	$31,748

Real Estate-Commercial
Risk Rating
1. Pass	$802,878	$858,426	$407,944	$155,892	$195,756	$172,702	$48,354	$2,641,952
2. Special Mention	2,567	14,338	23,134	—	916	5,630	98	46,683
3. Substandard	—	22,055	3,405	1,995	1,110	1,335	—	29,900
Total	$805,445	$894,819	$434,483	$157,887	$197,782	$179,667	$48,452	$2,718,535

Real Estate-Construction
Risk Rating
1. Pass	$137,622	$59,952	$38,592	$9,995	$198	$—	$8,543	$254,902
2. Special Mention	4,684	500	3,832	20,000	—	—	—	29,016
3. Substandard	—	—	—	—	—	—	—	—
Total	$142,306	$60,452	$42,424	$29,995	$198	$—	$8,543	$283,918

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$154,423	$84,982	$51,970	$34,373	$28,852	$25,819	$25,564	$405,983
2. Special Mention	210	352	—	—	73	1,093	—	1,728
3. Substandard	—	—	—	45	24	1,549	571	2,189
Total	$154,633	$85,334	$51,970	$34,418	$28,949	$28,461	$26,135	$409,900

Totals By Risk Rating
1. Pass	$1,341,674	$1,083,293	$568,124	$252,767	$248,059	$248,348	$524,749	$4,267,014
2. Special Mention	8,462	18,649	29,355	20,394	1,417	7,954	10,260	96,491
3. Substandard	—	22,055	3,405	2,040	1,150	3,084	5,258	36,992
Total	$1,350,136	$1,123,997	$600,884	$275,201	$250,626	$259,386	$540,267	$4,400,497

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2022 or December 31, 2021. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2022 or December 31, 2021.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at September 30, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2022
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$202,952	$212,985	$144,901	$26,023	$18,458	$78,557	$27	$683,903
2. Nonperforming	—	49	475	—	341	1,003	—	1,868
Total	$202,952	$213,034	$145,376	$26,023	$18,799	$79,560	$27	$685,771

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$2,476	$689	$557	$199	$270	$1,771	$169,309	$175,271
2. Nonperforming	—	—	—	—	162	3	407	572
Total	$2,476	$689	$557	$199	$432	$1,774	$169,716	$175,843

Loans to Individuals
Payment Performance
1. Performing	$1,514	$961	$636	$338	$195	$1,455	$21,526	$26,625
2. Nonperforming	—	—	—	—	—	54	—	54
Total	$1,514	$961	$636	$338	$195	$1,509	$21,526	$26,679

Lease Financings
Payment Performance
1. Performing	$64,471	$66,735	$37,717	$18,102	$7,846	$1,101	$—	$195,972
2. Nonperforming	—	23	12	37	12	14	—	98
Total	$64,471	$66,758	$37,729	$18,139	$7,858	$1,115	$—	$196,070

Totals by Payment Performance
1. Performing	$271,413	$281,370	$183,811	$44,662	$26,769	$82,884	$190,862	$1,081,771
2. Nonperforming	—	72	487	37	515	1,074	407	2,592
Total	$271,413	$281,442	$184,298	$44,699	$27,284	$83,958	$191,269	$1,084,363

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$219,680	$162,609	$34,102	$23,065	$19,912	$78,960	$189	$538,517
2. Nonperforming	53	634	—	371	—	991	—	2,049
Total	$219,733	$163,243	$34,102	$23,436	$19,912	$79,951	$189	$540,566

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$961	$876	$370	$415	$704	$1,655	$153,332	$158,313
2. Nonperforming	—	—	—	173	—	60	363	596
Total	$961	$876	$370	$588	$704	$1,715	$153,695	$158,909

Loans to Individuals
Payment Performance
1. Performing	$1,376	$893	$722	$466	$100	$1,673	$20,094	$25,324
2. Nonperforming	—	—	—	—	—	180	—	180
Total	$1,376	$893	$722	$466	$100	$1,853	$20,094	$25,504

Lease Financings
Payment Performance
1. Performing	$83,161	$51,808	$28,405	$16,389	$4,204	$391	$—	$184,358
2. Nonperforming	—	14	64	58	7	40	—	183
Total	$83,161	$51,822	$28,469	$16,447	$4,211	$431	$—	$184,541

Totals by Payment Performance
1. Performing	$305,178	$216,186	$63,599	$40,335	$24,920	$82,679	$173,615	$906,512
2. Nonperforming	53	648	64	602	7	1,271	363	3,008
Total	$305,231	$216,834	$63,663	$40,937	$24,927	$83,950	$173,978	$909,520

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2022 or December 31, 2021.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and nine months ended September 30, 2022 and 2021. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the three and nine months ended September 30, 2022.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended September 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,004	$2,109	$(310)	$181	$14,984
Paycheck Protection Program	—	1	—	—	1
Real estate-commercial	41,678	1,286	(999)	3	41,968
Real estate-construction	4,223	(376)	—	—	3,847
Real estate-residential secured for business purpose	6,420	433	—	2	6,855
Real estate-residential secured for personal purpose	2,937	419	—	—	3,356
Real estate-home equity secured for personal purpose	1,074	73	—	49	1,196
Loans to individuals	376	54	(79)	21	372
Lease financings	2,299	115	(70)	6	2,350
Unallocated	—	—	N/A	N/A	—
Total	$72,011	$4,114	$(1,458)	$262	$74,929
Three Months Ended September 30, 2021
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$11,734	$450	$(787)	$789	$12,186
Paycheck Protection Program	3	(1)	—	—	2
Real estate-commercial	43,194	(1,809)	(72)	193	41,506
Real estate-construction	3,649	205	—	—	3,854
Real estate-residential secured for business purpose	6,747	(218)	—	2	6,531
Real estate-residential secured for personal purpose	2,620	(129)	—	—	2,491
Real estate-home equity secured for personal purpose	1,124	(49)	—	1	1,076
Loans to individuals	319	76	(59)	18	354
Lease financings	1,815	204	(34)	24	2,009
Unallocated	150	(13)	N/A	N/A	137
Total	$71,355	$(1,284)	$(952)	$1,027	$70,146
N/A – Not applicable

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended September 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,536	$1,561	$(524)	$411	$14,984
Paycheck Protection Program	2	(1)	—	—	1
Real estate-commercial	41,095	3,559	(2,689)	3	41,968
Real estate-construction	4,575	(728)	—	—	3,847
Real estate-residential secured for business purpose	6,482	320	—	53	6,855
Real estate-residential secured for personal purpose	2,403	953	—	—	3,356
Real estate-home equity secured for personal purpose	1,028	130	—	38	1,196
Loans to individuals	363	125	(181)	65	372
Lease financings	2,290	223	(187)	24	2,350
Unallocated	150	(150)	N/A	N/A	—
Total	$71,924	$5,992	$(3,581)	$594	$74,929
Nine Months Ended September 30, 2021
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,584	$(939)	$(1,475)	$1,016	$12,186
Paycheck Protection Program	—	2	—	—	2
Real estate-commercial	52,230	(10,927)	(595)	798	41,506
Real estate-construction	3,298	556	—	—	3,854
Real estate-residential secured for business purpose	7,317	(637)	(227)	78	6,531
Real estate-residential secured for personal purpose	3,055	(564)	—	—	2,491
Real estate-home equity secured for personal purpose	1,176	(125)	—	25	1,076
Loans to individuals	533	(127)	(138)	86	354
Lease financings	1,701	332	(143)	119	2,009
Unallocated	150	(13)	N/A	N/A	137
Total	$83,044	$(12,442)	$(2,578)	$2,122	$70,146

N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases, disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at September 30, 2022 and 2021:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At September 30, 2022
Commercial, financial and agricultural	$1,407	$13,577	$14,984	$2,630	$1,050,103	$—	$1,052,733
Paycheck Protection Program	—	1	1	—	2,207	—	2,207
Real estate-commercial	250	41,718	41,968	7,527	2,928,677	—	2,936,204
Real estate-construction	—	3,847	3,847	—	329,915	—	329,915
Real estate-residential secured for business purpose	—	6,855	6,855	1,009	442,828	—	443,837
Real estate-residential secured for personal purpose	—	3,356	3,356	1,868	683,903	—	685,771
Real estate-home equity secured for personal purpose	—	1,196	1,196	522	175,321	—	175,843
Loans to individuals	—	372	372	—	26,679	—	26,679
Lease financings	—	2,350	2,350	—	196,070	—	196,070
Unallocated	N/A	—	—	N/A	N/A	N/A	N/A
Total	$1,657	$73,272	$74,929	$13,556	$5,835,703	$—	$5,849,259
At September 30, 2021
Commercial, financial and agricultural	$—	$12,186	$12,186	$933	$926,082	$—	$927,015
Paycheck Protection Program	—	2	2	—	85,601	—	85,601
Real estate-commercial	15	41,491	41,506	28,296	2,641,520	82	2,669,898
Real estate-construction	—	3,854	3,854	—	260,874	—	260,874
Real estate-residential secured for business purpose	—	6,531	6,531	2,469	409,532	—	412,001
Real estate-residential secured for personal purpose	—	2,491	2,491	2,079	533,626	—	535,705
Real estate-home equity secured for personal purpose	—	1,076	1,076	721	158,308	—	159,029
Loans to individuals	—	354	354	—	26,458	—	26,458
Lease financings	—	2,009	2,009	—	175,464	—	175,464
Unallocated	N/A	137	137	N/A	N/A	N/A	N/A
Total	$15	$70,131	$70,146	$34,498	$5,217,465	$82	$5,252,045
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding troubled debt restructurings of accruing and nonaccrual loans.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	3	$200	$198
Total	—	$—	$—	3	$200	$198

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	$—	3	$200	$198
Real estate—residential secured for business purpose	1	$87	$87	—	$—	$—
Total	1	$87	$87	3	$200	$198

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2022 and 2021.

	Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2022
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Three Months Ended September 30, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	—	3	198	3	198
Total	—	$—	3	$198	3	$198
Nine Months Ended September 30, 2022
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	1	$87	—	—	1	87
Total	1	$87	—	$—	1	$87
Nine Months Ended September 30, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	—	3	198	3	198
Total	—	$—	3	$198	3	$198

There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the three and nine months ended September 30, 2022 or September 30, 2021.

There were no consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at September 30, 2022 or December 31, 2021.

There was no foreclosed residential real estate property included in other real estate owned at September 30, 2022 or December 31, 2021.

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2022	At December 31, 2021
2022 (excluding the nine months ended September 30, 2022)	$18,994	$67,458
2023	69,280	54,859
2024	53,866	39,019
2025	38,197	24,426
2026	23,081	11,039
Thereafter	8,257	2,951
Total future minimum lease payments receivable	211,675	199,752
Plus: Unguaranteed residual	1,372	1,186
Plus: Initial direct costs	2,737	2,707
Less: Imputed interest	(19,714)	(19,104)
Lease financings	$196,070	$184,541

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2022 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2021	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2022	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2022			At December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$5,822	$966	$6,788	$5,425	$1,363
Customer related intangibles	8,493	6,378	2,115	8,493	5,886	2,607
Servicing rights	28,529	19,960	8,569	26,560	18,682	7,878
Total amortized intangible assets	$43,810	$32,160	$11,650	$41,841	$29,993	$11,848
(1) Included within accumulated amortization is a valuation allowance of $1 thousand and $13 thousand on servicing rights at September 30, 2022 and December 31, 2021, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2022 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$268
2023		845
2024		648
2025		469
2026		319
Thereafter		532
Total		$3,081
The aggregate fair value of servicing rights was $18.5 million and $11.3 million at September 30, 2022 and December 31, 2021, respectively. The fair value of these rights was determined using a discount rate of 10.3% at September 30, 2022 and 10.2% at December 31, 2021.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning of period	$8,372	$7,433	$7,878	$6,408
Servicing rights capitalized	578	872	1,969	3,325
Amortization of servicing rights	(383)	(678)	(1,290)	(2,192)
Changes in valuation allowance	2	(17)	12	69
End of period	$8,569	$7,610	$8,569	$7,610
Loans serviced for others	$1,484,738	$1,326,364	$1,484,738	$1,326,364

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Valuation allowance, beginning of period	$(3)	$(1)	$(13)	$(87)
Additions	—	(17)	—	—
Reductions	2	—	12	69
Valuation allowance, end of period	$(1)	$(18)	$(1)	$(18)

The estimated amortization expense of servicing rights for the remainder of 2022 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$1,058
2023		951
2024		850
2025		760
2026		676
Thereafter		4,274
Total		$8,569

Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2022 and December 31, 2021 consisted of the following:

	At September 30, 2022		At December 31, 2021
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,968,422	—%	$2,065,423
Demand deposits	1.32	2,339,413	0.17	2,493,604
Savings deposits	0.17	1,073,223	0.04	1,011,931
Time deposits	1.15	405,918	1.06	484,166
Total	0.65%	$5,786,976	0.16%	$6,055,124

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently up to $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $71.1 million at September 30, 2022 and $119.9 million at December 31, 2021.

At September 30, 2022, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2022		$61,601
2023		239,787
2024		59,841
2025		21,540
2026		3,305
Thereafter		19,844
Total		$405,918

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At September 30, 2022		At December 31, 2021
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$28,750	3.11%	$—	—%
Federal funds purchased	$40,000	3.25%	—	—
Customer repurchase agreements	$11,961	0.05%	$20,106	0.05%

Long-term debt:
FHLB advances	$95,000	1.34%	$95,000	1.34%

Subordinated notes	$99,107	5.31%	$98,874	5.31%

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $2.7 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At September 30, 2022 and December 31, 2021, the Bank had outstanding short-term letters of credit with the FHLB totaling $751.0 million and $831.8 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.9 billion at September 30, 2022.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $89.4 million and $28.8 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2022 and December 31, 2021, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $2.8 billion and $2.5 billion of committed borrowing capacity at September 30, 2022 and December 31, 2021, respectively, of which $2.0 billion and $1.6 billion was available as of September 30, 2022 and December 31, 2021, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $410.0 million and $400.0 million at September 30, 2022 and December 31, 2021, respectively, of which $370.0 million and $400.0 million was available at September 30, 2022 and December 31, 2021, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2022	Weighted Average Rate
Remainder of 2022	$—	—%
2023	35,000	1.94
2024	60,000	0.98
2025	—	—
2026	—	—
Thereafter	—	—
Total	$95,000	1.34%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$140	$164	$30	$36
Interest cost	393	366	25	21
Expected loss on plan assets	(940)	(946)	—	—
Amortization of net actuarial loss	205	318	14	11
Net periodic benefit (income) cost	$(202)	$(98)	$69	$68

	Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$419	$425	$92	$107
Interest cost	1,180	1,073	73	64
Expected loss on plan assets	(2,818)	(2,739)	—	—
Amortization of net actuarial loss	614	952	41	35
Net periodic benefit (income) cost	$(605)	$(289)	$206	$206

The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $156 thousand to the retirement plans and $96 thousand to other postretirement benefit plans in 2022. During the nine months ended September 30, 2022, the Corporation contributed $117 thousand to its non-qualified retirement benefit plans and $72 thousand to its other postretirement plans. During the nine months ended September 30, 2022, $2.1 million was paid to participants from the retirement plans and $72 thousand was paid to participants from the other postretirement benefit plans.

Note 9. Stock-Based Incentive Plan

The Corporation maintains the 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (the Plan) to permit the issuance of restricted stock units.

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2022:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2022
Outstanding at December 31, 2021	351,252	$25.74
Expired	(1,500)	14.80
Forfeited	(22,707)	28.33
Exercised	(25,781)	22.33
Outstanding at September 30, 2022	301,264	25.90	4.3	$353
Exercisable at September 30, 2022	301,264	$25.90	4.3	$353

The Corporation did not issue stock options during the nine months ended September 30, 2022 or September 30, 2021.
The following is a summary of nonvested restricted stock units at September 30, 2022 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2021	358,134	$23.61
Granted	184,863	28.07
Cancelled by performance factor	(555)	23.18
Vested	(124,167)	23.53
Forfeited	(10,927)	25.54
Nonvested stock units at September 30, 2022	407,348	$25.57

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021
Restricted stock units granted	184,863	155,607
Weighted average grant date fair value	$28.07	$27.81
Intrinsic value of units granted	$5,189	$4,328
Restricted stock units vested	124,167	87,075
Weighted average grant date fair value	$23.53	$22.71
Intrinsic value of units vested	$3,519	$2,391

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at September 30, 2022 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$6,492	2.0

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Stock-based compensation expense:
Stock options	$—	$62
Restricted stock units	2,998	2,612
Employee stock purchase plan	78	72
Total	$3,076	$2,746
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$436	$389

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)
Other comprehensive income	(42,232)	(6,917)	517	(48,632)
Balance, September 30, 2022	$(43,448)	$(7,076)	$(14,461)	$(64,985)

Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
Other comprehensive income	1,114	177	780	2,071
Balance, September 30, 2021	$(265)	$(244)	$(19,564)	$(20,073)

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

In 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year fixed rate loans that were originated in 2013 with balances totaling $29.1 million at the time of the hedge. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate of one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. At September 30, 2022, the notional amount of the interest rate swap was $13.9 million and the fair value was an asset of $15 thousand.

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026.

The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative is expected to be highly effective in offsetting changes in cash flows of the hedged item. At September 30, 2022, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $9.0 million.

At September 30, 2022, approximately $3.4 million, net of tax, which is recorded in accumulated other comprehensive loss is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2022.

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

At September 30, 2022, the Corporation had exposure to 127 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $795.0 million and remaining maturities ranging from 1 year to 12 years. At September 30, 2022, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $358 thousand.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2022
Interest rate swaps - cash flow hedge	$263,949		$—	Other liabilities	$8,958
Total	$263,949		$—		$8,958
At December 31, 2021
Interest rate swap - cash flow hedge	$14,611		$—	Other liabilities	$202
Total	$14,611		$—		$202

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2022
Credit derivatives	$795,022		$—	Other liabilities	$358
Interest rate locks with customers	19,316		—	Other liabilities	424
Forward loan sale commitments	28,402	Other assets	671		—
Total	$842,740		$671		$782
At December 31, 2021
Interest rate swap	$46		$—	Other liabilities	$2
Credit derivatives	755,576		—	Other liabilities	381
Interest rate locks with customers	33,876	Other assets	765		—
Forward loan sale commitments	55,476	Other assets	87		—
Total	$844,974		$852		$383

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2022	2021	2022	2021
Interest rate swap—cash flow hedge—net interest payments	Interest (income) expense	$(422)	$77	$(1,040)	$229
Total net gain (loss)		$422	$(77)	$1,040	$(229)

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2022	2021	2022	2021
Credit derivatives	Other noninterest income	$316	$487	$1,355	$1,866
Interest rate locks with customers	Net loss on mortgage banking activities	(862)	(406)	(1,189)	(1,637)
Forward loan sale commitments	Net gain on mortgage banking activities	640	434	584	919
Total net gain		$94	$515	$750	$1,148

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2022	At December 31, 2021
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(7,076)	$(159)
Total		$(7,076)	$(159)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2022.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, classified using the fair value hierarchy:

	At September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,258	$—	$2,258
Residential mortgage-backed securities	—	260,566	—	260,566
Collateralized mortgage obligations	—	2,451	—	2,451
Corporate bonds	—	82,204	—	82,204
Total available-for-sale securities	—	347,479	—	347,479
Equity securities:
Equity securities - financial services industry	771	—	—	771
Money market mutual funds	2,223	—	—	2,223
Total equity securities	2,994	—	—	2,994
Loans held for sale	—	9,087	—	9,087
Forward loan sale commitments*	—	671	—	671
Total assets	$2,994	$357,237	$—	$360,231
Liabilities:
Contingent consideration liability	$—	$—	$1,734	$1,734
Interest rate swaps*	—	8,958	—	8,958
Credit derivatives*	—	—	358	358
Interest rate locks with customers*	—	424	—	424
Total liabilities	$—	$9,382	$2,092	$11,474
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $358 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which was obtained from real-time financial market data, of 127 interest rate swaps with a notional amount of $795.0 million. The September 30, 2022 CVA assumed a zero-deal recovery percentage based on the most recent index credit curve.

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

The following table includes a roll forward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase in value	Balance at September 30, 2022
Loans	$48	$—	$(48)	$—	$—
Credit derivatives	(381)	(1,332)	—	1,355	(358)
Net total	$(333)	$(1,332)	$(48)	$1,355	$(358)

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	Increase (decrease) in value	Balance at September 30, 2021
Corporate bonds	$9,600	$—	$—	$25	$9,625
Loans	187	—	(100)	(5)	82
Credit derivatives	(535)	(1,681)	—	1,866	(350)
Net total	$9,252	$(1,681)	$(100)	$1,886	$9,357

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2022
Paul I. Sheaffer Insurance Agency	$1,629	$—	$105	$1,734
Total contingent consideration liability	$1,629	$—	$105	$1,734

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Balance at December 31, 2020	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2021
Girard Partners	$55	$58	$3	$—
Total contingent consideration liability	$55	$58	$3	$—

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021:

	At September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$11,899	$11,899
Other real estate owned	—	—	18,960	18,960
Total	$—	$—	$30,859	$30,859

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$33,118	$33,118
Other real estate owned	—	—	279	279
Total	$—	$—	$33,397	$33,397

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2022 and December 31, 2021. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$113,310	$—	$—	$113,310	$113,310
Held-to-maturity securities	—	136,456	—	136,456	159,170
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	29,475
Net loans and leases held for investment	—	—	5,697,612	5,697,612	5,762,431
Servicing rights	—	—	18,505	18,505	8,569
Total assets	$113,310	$136,456	$5,716,117	$5,965,883	$6,072,955
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,381,058	$—	$—	$5,381,058	$5,381,058
Time deposits	—	390,579	—	390,579	405,918
Total deposits	5,381,058	390,579	—	5,771,637	5,786,976
Short-term borrowings	—	80,711	—	80,711	80,711
Long-term debt	—	91,629	—	91,629	95,000
Subordinated notes	—	97,000	—	97,000	99,107
Total liabilities	$5,381,058	$659,919	$—	$6,040,977	$6,061,794

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$890,150	$—	$—	$890,150	$890,150
Held-to-maturity securities	—	178,402	—	178,402	176,983
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	28,186
Net loans and leases held for investment	—	—	5,244,504	5,244,504	5,204,927
Servicing rights	—	—	11,331	11,331	7,878
Total assets	$890,150	$178,402	$5,255,835	$6,324,387	$6,308,124
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,570,958	$—	$—	$5,570,958	$5,570,958
Time deposits	—	487,874	—	487,874	484,166
Total deposits	5,570,958	487,874	—	6,058,832	6,055,124
Short-term borrowings	—	20,106	—	20,106	20,106
Long-term debt	—	95,707	—	95,707	95,000
Subordinated notes	—	107,000	—	107,000	98,874
Total liabilities	$5,570,958	$710,687	$—	$6,281,645	$6,269,104

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2022, individually analyzed loans held for investment had a carrying amount of $13.6 million with a valuation allowance of $1.7 million. At December 31, 2021, individually analyzed loans held for investment had a carrying amount of $33.1 million with a valuation allowance of $11 thousand. The Corporation had no individually analyzed leases at September 30, 2022 or December 31, 2021.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2022, servicing rights had a net carrying amount of $8.6 million, which included a valuation allowance of $1 thousand. At December 31, 2021, servicing rights had a net carrying amount of $7.9 million, which included a valuation allowance of $13 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2022, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At September 30, 2022 and December 31, 2021, OREO had a carrying amount of $19.0 million and $279 thousand, respectively. During the nine months ended September 30, 2022, one property was transferred to OREO with a carrying value of $18.3 million. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals received from third parties.

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

Note 13. Segment Reporting

At September 30, 2022, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2022	At December 31, 2021	At September 30, 2021
Banking	$6,793,567	$7,005,952	$6,868,525
Wealth Management	55,771	54,076	51,280
Insurance	43,547	40,649	38,118
Other	14,512	21,744	21,929
Consolidated assets	$6,907,397	$7,122,421	$6,979,852

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$66,860	$8	$—	$9	$66,877
Interest expense	6,925	374	—	1,328	8,627
Net interest income (expense)	59,935	(366)	—	(1,319)	58,250
Provision for credit losses	3,558	—	—	—	3,558
Noninterest income	7,216	6,082	4,642	19	17,959
Noninterest expense	37,452	4,298	3,879	1,036	46,665
Intersegment (revenue) expense*	(432)	210	222	—	—
Income (loss) before income taxes	26,573	1,208	541	(2,336)	25,986
Income tax expense (benefit)	5,407	241	108	(571)	5,185
Net income (loss)	$21,166	$967	$433	$(1,765)	$20,801
Net capital expenditures	$1,128	$269	$15	$171	$1,583

	Three Months Ended
	September 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$53,562	$—	$—	$9	$53,571
Interest expense	3,556	—	—	1,328	4,884
Net interest income (expense)	50,006	—	—	(1,319)	48,687
Reversal of provision for credit losses	(182)	—	—	—	(182)
Noninterest income	9,548	6,963	3,988	53	20,552
Noninterest expense	34,378	4,922	3,232	716	43,248
Intersegment (revenue) expense*	(323)	164	159	—	—
Income (loss) before income taxes	25,681	1,877	597	(1,982)	26,173
Income tax expense (benefit)	5,196	391	123	(448)	5,262
Net income (loss)	$20,485	$1,486	$474	$(1,534)	$20,911
Net capital expenditures	$431	$4	$5	$15	$455

	Nine Months Ended
	September 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$174,755	$11	$—	$26	$174,792
Interest expense	13,921	507	—	3,983	18,411
Net interest income (expense)	160,834	(496)	—	(3,957)	156,381
Provision for credit losses	6,782	—	—	—	6,782
Noninterest income	22,066	20,249	15,234	(122)	57,427
Noninterest expense	112,119	13,398	11,626	2,305	139,448
Intersegment (revenue) expense*	(1,299)	632	667	—	—
Income (loss) before income taxes	65,298	5,723	2,941	(6,384)	67,578
Income tax expense (benefit)	13,038	1,169	612	(1,525)	13,294
Net income (loss)	$52,260	$4,554	$2,329	$(4,859)	$54,284
Net capital expenditures	$(3,944)	$495	$53	$225	$(3,171)

	Nine Months Ended
	September 30, 2021
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$157,443	$1	$—	$25	$157,469
Interest expense	10,789	—	—	5,822	16,611
Net interest income (expense)	146,654	1	—	(5,797)	140,858
Reversal of provision for credit losses	(11,524)	—	—	—	(11,524)
Noninterest income	30,211	20,492	13,083	246	64,032
Noninterest expense	97,977	13,499	9,686	2,912	124,074
Intersegment (revenue) expense*	(969)	492	477	—	—
Income (loss) before income taxes	91,381	6,502	2,920	(8,463)	92,340
Income tax expense (benefit)	18,373	1,347	613	(2,382)	17,951
Net income (loss)	$73,008	$5,155	$2,307	$(6,081)	$74,389
Net capital expenditures	$3,121	$16	$18	$86	$3,241
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
•General economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effect of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
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
•Inflation or volatility in interest rates that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make;
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
•The impact of any military conflict, terrorist act or other geopolitical acts;
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

General

The Corporation is a Pennsylvania corporation, organized in 1973, and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. The consolidated financial statements include the accounts of the Corporation, the Bank and its subsidiaries.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net income	$20,801	$20,911	$(110)	(0.5)%	$54,284	$74,389	$(20,105)	(27.0)%
Net income per share:
Basic	$0.71	$0.71	$—	—	$1.85	$2.53	$(0.68)	(26.9)
Diluted	0.71	0.71	—	—	1.84	2.52	(0.68)	(27.0)
Return on average assets	1.21%	1.24%	(3 BP)	(2.4)	1.05%	1.53%	(48 BP)	(31.4)
Return on average equity	10.67%	11.12%	(45 BP)	(4.0)	9.39%	13.72%	(433 BP)	(31.6)

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans and leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2022 and 2021. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and nine months ended September 30, 2022 versus 2021

Net interest income on a tax-equivalent basis for the three months ended September 30, 2022 was $58.7 million, an increase of $9.5 million, or 19.3%, compared to $49.2 million for the three months ended September 30, 2021. The increase in tax-equivalent net interest income for the three months ended September 30, 2022 compared to the comparable period in the prior year was largely due to significant loan growth, the rapid increase in interest rates and the asset sensitivity position of the Corporation's balance sheet.

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2022 was $157.9 million, an increase of $15.4 million, or 10.8%, compared to the same period in 2021. The increase in tax-equivalent net interest income for the nine months ended September 30, 2022 compared to the comparable period in the prior year was largely due to significant loan growth, the rapid increase in interest rates and the asset sensitivity position of the Corporation's balance sheet.

The net interest margin, on a tax-equivalent basis, was 3.67% and 3.25% for the three and nine months ended September 30, 2022, respectively, compared to 3.11% and 3.13% for the three and nine months ended September 30, 2021, respectively. Excess liquidity reduced the net interest margin by approximately one and 20 basis points for the three and nine months ended September 30, 2022, respectively, compared to 27 and 16 basis points for the three and nine months ended September 30, 2021. PPP loans had no impact on net interest margin for the three months ended September 30, 2022 and a favorable impact on net interest margin of two basis points for the nine months ended September 30, 2022, compared to a favorable impact on net interest margin of 20 and 12 basis points for the three and nine months ended September 30, 2021, respectively.

Excluding the impact of excess liquidity and PPP loans, the net interest margin, on a tax-equivalent basis, was 3.68% and 3.43% for the three and nine months ended September 30, 2022, respectively, compared to 3.18% and 3.17% for the three and nine months ended September 30, 2021, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$49,476	$252	2.02%	$530,191	$189	0.14%
U.S. government obligations	565	3	2.11	6,999	36	2.04
Obligations of states and political subdivisions*	2,308	18	3.09	2,992	24	3.18
Other debt and equity securities	514,462	3,010	2.32	385,289	1,516	1.56
Federal Home Loan Bank, Federal Reserve Bank and other stock	28,368	435	6.08	26,713	334	4.96
Total interest-earning deposits, investments and other interest-earning assets	595,179	3,718	2.48	952,184	2,099	0.87
Commercial, financial and agricultural loans	977,549	11,996	4.87	880,986	7,412	3.34
Paycheck Protection Program loans	3,754	40	4.23	162,611	4,162	10.15
Real estate—commercial and construction loans	3,105,821	34,100	4.36	2,784,398	25,634	3.65
Real estate—residential loans	1,256,509	12,492	3.94	1,100,799	10,171	3.67
Loans to individuals	27,197	381	5.56	26,048	253	3.85
Municipal loans and leases*	235,433	2,432	4.10	247,603	2,504	4.01
Lease financings	145,856	2,195	5.97	117,966	1,856	6.24
Gross loans and leases	5,752,119	63,636	4.39	5,320,411	51,992	3.88
Total interest-earning assets	6,347,298	67,354	4.21	6,272,595	54,091	3.42
Cash and due from banks	62,930			59,642
Allowance for credit losses, loans and leases	(72,355)			(72,606)
Premises and equipment, net	50,476			55,685
Operating lease right-of-use assets	30,740			31,998
Other assets	378,377			350,863
Total assets	$6,797,466			$6,698,177
Liabilities:
Interest-bearing checking deposits	$881,395	$1,251	0.56%	$857,098	$537	0.25%
Money market savings	1,246,795	3,709	1.18	1,382,832	922	0.26
Regular savings	1,086,191	302	0.11	998,568	281	0.11
Time deposits	416,539	1,189	1.13	496,702	1,490	1.19
Total time and interest-bearing deposits	3,630,920	6,451	0.70	3,735,200	3,230	0.34
Short-term borrowings	104,453	524	1.99	15,116	2	0.05
Long-term debt	95,000	324	1.35	95,000	324	1.35
Subordinated notes	99,065	1,328	5.32	98,754	1,328	5.34
Total borrowings	298,518	2,176	2.89	208,870	1,654	3.14
Total interest-bearing liabilities	3,929,438	8,627	0.87	3,944,070	4,884	0.49
Noninterest-bearing deposits	2,014,371			1,931,525
Operating lease liabilities	33,786			35,094
Accrued expenses and other liabilities	46,772			41,303
Total liabilities	6,024,367			5,951,992
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	299,135			297,482
Retained earnings and other equity	316,180			290,919
Total shareholders’ equity	773,099			746,185
Total liabilities and shareholders’ equity	$6,797,466			$6,698,177
Net interest income		$58,727			$49,207
Net interest spread			3.34			2.93
Effect of net interest-free funding sources			0.33			0.18
Net interest margin			3.67%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities	161.53%			159.04%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred (costs) fees of $(498) thousand and $3.0 million for the three months ended September 30, 2022 and 2021, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2022 and 2021 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$416,466	$1,433	0.46%	$328,768	$291	0.12%
U.S. government obligations	2,578	40	2.07	6,999	107	2.04
Obligations of states and political subdivisions*	2,314	54	3.12	6,838	187	3.66
Other debt and equity securities	513,491	8,076	2.10	371,355	4,147	1.49
Federal Home Loan Bank, Federal Reserve Bank and other stock	27,239	1,134	5.57	26,319	1,042	5.29
Total interest-earning deposits, investments and other interest-earning assets	962,088	10,737	1.49	740,279	5,774	1.04
Commercial, financial and agricultural loans	939,261	28,604	4.07	830,248	21,120	3.40
Paycheck Protection Program loans	9,880	786	10.64	358,231	13,464	5.03
Real estate—commercial and construction loans	3,005,714	88,447	3.93	2,703,100	75,023	3.71
Real estate—residential loans	1,180,202	33,132	3.75	1,067,855	29,880	3.74
Loans to individuals	26,598	924	4.64	25,925	769	3.97
Municipal loans and leases*	237,928	7,270	4.09	248,191	7,632	4.11
Lease financings	141,041	6,375	6.04	111,569	5,412	6.49
Gross loans and leases	5,540,624	165,538	3.99	5,345,119	153,300	3.83
Total interest-earning assets	6,502,712	176,275	3.62	6,085,398	159,074	3.49
Cash and due from banks	57,455			55,983
Allowance for credit losses, loans and leases	(70,950)			(76,265)
Premises and equipment, net	51,551			55,803
Operating lease right-of-use assets	30,453			33,334
Other assets	363,810			355,323
Total assets	$6,935,031			$6,509,576
Liabilities:
Interest-bearing checking deposits	$871,393	$2,264	0.35%	$820,800	$1,514	0.25%
Money market savings	1,397,220	6,165	0.59	1,282,470	2,606	0.27
Regular savings	1,059,644	777	0.10	979,013	861	0.12
Time deposits	447,497	3,722	1.11	502,414	4,808	1.28
Total time and interest-bearing deposits	3,775,754	12,928	0.46	3,584,697	9,789	0.37
Short-term borrowings	46,765	537	1.54	17,363	7	0.05
Long-term debt	95,000	962	1.35	97,088	993	1.37
Subordinated notes	98,989	3,984	5.38	151,060	5,822	5.15
Total borrowings	240,754	5,483	3.04	265,511	6,822	3.44
Total interest-bearing liabilities	4,016,508	18,411	0.61	3,850,208	16,611	0.58
Noninterest-bearing deposits	2,067,428			1,854,648
Operating lease liabilities	33,514			36,636
Accrued expenses and other liabilities	44,630			43,023
Total liabilities	6,162,080			5,784,515
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	298,784			296,744
Retained earnings and other equity	316,383			270,533
Total shareholders’ equity	772,951			725,061
Total liabilities and shareholders’ equity	$6,935,031			$6,509,576
Net interest income		$157,864			$142,463
Net interest spread			3.01			2.91
Effect of net interest-free funding sources			0.24			0.22
Net interest margin			3.25%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities	161.90%			158.05%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred (costs) fees of $(1.3) million and $8.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2022 and 2021 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2022 Versus 2021			September 30, 2022 Versus 2021
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(314)	$377	$63	$99	$1,043	$1,142
U.S. government obligations	(34)	1	(33)	(69)	2	(67)
Obligations of states and political subdivisions	(5)	(1)	(6)	(109)	(25)	(133)
Other debt and equity securities	609	885	1,494	1,899	2,030	3,929
Federal Home Loan Bank, Federal Reserve Bank and other stock	22	79	101	36	56	92
Interest on deposits, investments and other earning assets	278	1,341	1,619	1,856	3,106	4,963
Commercial, financial and agricultural loans	885	3,699	4,584	2,992	4,492	7,484
Paycheck Protection Program loans	(2,581)	(1,541)	(4,122)	(19,908)	7,230	(12,678)
Real estate—commercial and construction loans	3,153	5,313	8,466	8,776	4,648	13,424
Real estate—residential loans	1,527	794	2,321	3,171	81	3,252
Loans to individuals	11	117	128	21	134	155
Municipal loans and leases	(126)	54	(72)	(324)	(38)	(362)
Lease financings	422	(83)	339	1,358	(395)	963
Interest and fees on loans and leases	3,291	8,353	11,644	(3,914)	16,152	12,238
Total interest income	3,569	9,694	13,263	(2,058)	19,258	17,201
Interest expense:
Interest-bearing checking deposits	16	698	714	100	650	750
Money market savings	(98)	2,885	2,787	250	3,309	3,559
Regular savings	21	—	21	69	(153)	(84)
Time deposits	(229)	(72)	(301)	(490)	(596)	(1,086)
Total time and interest-bearing deposits	(290)	3,511	3,221	(71)	3,210	3,139
Short-term borrowings	68	454	522	29	501	530
Long-term debt	—	—	—	(18)	(13)	(31)
Subordinated notes	—	—	—	(2,087)	249	(1,838)
Interest on borrowings	68	454	522	(2,076)	737	(1,339)
Total interest expense	(222)	3,965	3,743	(2,147)	3,947	1,800
Net interest income	$3,791	$5,729	$9,520	$89	$15,311	$15,401

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2022 was $3.6 million compared to a reversal of provision for credit losses of $182 thousand for the three months ended September 30, 2021. The provision for credit losses for the nine months ended September 30, 2022 was $6.8 million compared to a reversal of provision for credit losses of $11.5 million for the nine months ended September 30, 2021. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Allowance for credit losses, loans and leases	$74,929	$72,011	$68,286	$71,924	$70,146	$71,355
Loans and leases held for investment	5,849,259	5,661,777	5,400,786	5,310,017	5,252,045	5,327,313
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.27%	1.26%	1.35%	1.34%	1.34%

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Trust fee income	$1,835	$2,126	$(291)	(13.7%)	$5,935	$6,317	$(382)	(6.0%)
Service charges on deposit accounts	1,522	1,422	100	7.0	4,600	4,018	582	14.5
Investment advisory commission and fee income	4,199	4,796	(597)	(12.4)	14,163	14,051	112	0.8
Insurance commission and fee income	4,442	3,837	605	15.8	14,641	12,631	2,010	15.9
Other service fee income	3,124	2,576	548	21.3	9,189	7,516	1,673	22.3
Bank owned life insurance income	1,153	925	228	24.6	2,557	3,262	(705)	(21.6)
Net gain on sales of investment securities	—	21	(21)	N/M	30	140	(110)	(78.6)
Net gain on mortgage banking activities	817	3,224	(2,407)	(74.7)	3,976	12,623	(8,647)	(68.5)
Other income	867	1,625	(758)	(46.6)	2,336	3,474	(1,138)	(32.8)
Total noninterest income	$17,959	$20,552	$(2,593)	(12.6%)	$57,427	$64,032	$(6,605)	(10.3%)

Three and nine months ended September 30, 2022 versus 2021

Noninterest income for the three months ended September 30, 2022 was $18.0 million, a decrease of $2.6 million, or 12.6%, from the three months ended September 30, 2021. Noninterest income for the nine months ended September 30, 2022 was $57.4 million, a decrease of $6.6 million, or 10.3%, from the nine months ended September 30, 2021.

The net gain on mortgage banking activities decreased $2.4 million, or 74.7%, for the three months ended September 30, 2022 and $8.6 million, or 68.5%, for the nine months ended September 30, 2022 from the comparable periods in the prior year, primarily due to a decrease in loan sales and a contraction of margins. Investment advisory commission and fee income decreased $597 thousand, or 12.4%, for the three months ended September 30, 2022 from the comparable period in the prior year, primarily due to reduced assets under management, which was driven by market performance.

Other income decreased $758 thousand, or 46.6%, for the three months ended September 30, 2022 and $1.1 million, or 32.8%, for the nine months ended September 30, 2022 from the comparable periods in the prior year. Gains on the sale of Small Business Administration loans deceased $520 thousand for the three months ended September 30, 2022 and $270 thousand for the nine months ended September 30, 2022 from the comparable periods in the prior year due to decreased sale activity. Fees on risk participation agreements for interest rate swaps deceased $171 thousand for the three months ended September 30, 2022 and $511 thousand for the nine months ended September 30, 2022 from the comparable periods in the prior year driven by a decrease in customer demand due to the current interest rate environment. Other income also deceased $371 thousand for the nine months ended September 30, 2022 from the comparable period in the prior year driven by a decrease in the fair value of equity securities during the three and nine months ended September 30, 2022.

Insurance commission and fee income increased $605 thousand, or 15.8%, for the three months ended September 30, 2022 and $2.0 million, or 15.9%, for the nine months ended September 30, 2022 from the comparable periods in the prior year, primarily due to incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021. Bank owned life insurance ("BOLI") increased $228 thousand, or 24.6%, for the three months ended September 30, 2022 from the comparable period in the prior year, primarily due to death benefit claims of $446 thousand in the third quarter of 2022. BOLI decreased $705 thousand, or 21.6%, for the nine months ended September 30, 2022 from the comparable period in the prior year, primarily due to death benefit claims of $1.1 million during the nine months ended September 30, 2021.
Other service fee income increased $548 thousand, or 21.3%, for the three months ended September 30, 2022 and $1.7 million, or 22.3%, for the nine months ended September 30, 2022 from the comparable periods in the prior year. Mortgage servicing fees increased $336 thousand for the three months ended September 30, 2022 and $955 thousand for the nine months ended September 30, 2022 from the comparable periods in the prior year driven by reduced amortization as a result of a decrease in prepayment speeds. Interchange fee income increased $313 thousand for the nine months ended September 30, 2022 from the comparable period in the prior year due to increased customer activity.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries, benefits and commissions	$29,400	$26,641	$2,759	10.4%	$86,778	$76,817	$9,961	13.0%
Net occupancy	2,504	2,525	(21)	(0.8)	7,642	7,920	(278)	(3.5)
Equipment	968	1,000	(32)	(3.2)	2,927	2,914	13	0.4
Data processing	3,901	3,274	627	19.2	11,176	9,388	1,788	19.0
Professional fees	2,521	2,174	347	16.0	7,503	5,937	1,566	26.4
Marketing and advertising	605	539	66	12.2	1,723	1,380	343	24.9
Deposit insurance premiums	662	765	(103)	(13.5)	2,367	2,014	353	17.5
Intangible expenses	309	214	95	44.4	992	712	280	39.3
Other expense	5,795	6,116	(321)	(5.2)	18,340	16,992	1,348	7.9
Total noninterest expense	$46,665	$43,248	$3,417	7.9%	$139,448	$124,074	$15,374	12.4%
Three and nine months ended September 30, 2022 versus 2021

Noninterest expense for the three months ended September 30, 2022 was $46.7 million, an increase of $3.4 million, or 7.9%, from the three months ended September 30, 2021. Noninterest expense for the nine months ended September 30, 2022 was $139.4 million, an increase of $15.4 million, or 12.4%, from the nine months ended September 30, 2021. The results for the three and nine months ended September 30, 2022 included approximately $1.2 million and $3.4 million, respectively, in expenses related to our digital transformation initiative, a comprehensive digital platform which will blend our core operating systems together and allow Univest to seamlessly sell existing products and services, digitally, across an expanded footprint.

Salaries, benefits and commissions increased $2.8 million, or 10.4%, for the three months ended September 30, 2022 and $10.0 million, or 13.0%, for the nine months ended September 30, 2022 from the comparable periods in the prior year. These increases reflect the acquisition of the Paul I. Sheaffer insurance agency, our expansion into Maryland and Western PA, and annual merit increases. Additionally, during the nine months ended September 30, 2022, we incurred $815 thousand of short-term incremental guaranties related to the hiring of new producers in our mortgage banking line of business. Finally, during the nine months ended September 30, 2021, salaries, benefits and commissions expense was benefited by $616 thousand of incremental capitalized compensation related to the origination of PPP loans.

Professional fees increased $347 thousand, or 16.0%, for the three months ended September 30, 2022 and $1.6 million, or 26.4%, for the nine months ended September 30, 2022 from the comparable periods in the prior year. The increase for the three months ended September 30, 2022 was primarily due to $1.0 million in consultant fees attributable to the previously discussed digital transformation initiative, as compared to our $585 thousand investment in our Diversity, Equity and Inclusion program, training initiatives and treasury management product enhancements for the three months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was primarily attributable to $2.9 million of consultant fees spent related to the digital transformation initiative, as compared to our $1.4 million investment in our Diversity, Equity and Inclusion program, training initiatives and treasury management product enhancements for the nine months ended September 30, 2022.

Deposit insurance premiums increased $353 thousand, or 17.5%, for the nine months ended September 30, 2022 from the comparable period in the prior year driven by an increased assessment base.

Data processing expenses increased $627 thousand, or 19.2%, for the three months ended September 30, 2022 and $1.8 million, or 19.0%, for the nine months ended September 30, 2022 from the comparable periods in the prior year, primarily due to continued investments in technology, and $180 thousand and $437 thousand related to the digital transformation initiative for the respective periods.

Other expense increased $1.3 million, or 7.9%, for the nine months ended September 30, 2022 from the comparable period in the prior year. Recruiting costs increased $205 thousand for the nine months ended September 30, 2022 due to increased hiring activity, including the entry into our two new expansion markets. Travel and entertainment expenses increased $679 thousand for the nine months ended September 30, 2022 as related activities returned to pre-pandemic levels. Additionally, the nine months ended September 30, 2022 included incurred costs of $330 thousand as a result of a customer who was defrauded.

Tax Provision

The Corporation recognized a tax expense of $5.2 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, resulting in an effective rate of 20.0% and 20.1%, respectively. The Corporation recognized a tax expense of $13.3 million and $18.0 million for the nine months ended September 30, 2022 and 2021, respectively, resulting in an effective rate of 19.7% and 19.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective income tax rate for the nine months ended September 30, 2022 was favorably impacted by discrete tax benefits and proceeds from BOLI death benefits.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At September 30, 2022	At December 31, 2021	Change
(Dollars in thousands)			Amount	Percent
Cash and cash equivalents	$113,310	$890,150	$(776,840)	(87.3%)
Investment securities, net of allowance for credit losses	509,643	496,989	12,654	2.5
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	29,475	28,186	1,289	4.6
Loans held for sale	9,087	21,600	(12,513)	(57.9)
Loans and leases held for investment	5,849,259	5,310,017	539,242	10.2
Allowance for credit losses, loans and leases	(74,929)	(71,924)	(3,005)	4.2
Premises and equipment, net	50,533	56,882	(6,349)	(11.2)
Operating lease right-of-use assets	30,654	30,407	247	0.8
Goodwill and other intangibles, net	187,160	187,358	(198)	(0.1)
Bank owned life insurance	120,035	118,699	1,336	1.1
Accrued interest receivable and other assets	83,170	54,057	29,113	53.9
Total assets	$6,907,397	$7,122,421	$(215,024)	(3.0%)
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $776.8 million, or 87.3%, from December 31, 2021, primarily due to decreased interest earning deposits at the Federal Reserve Bank of $797.9 million as the Corporation used excess liquidity to fund loan growth and purchase investment securities. Additionally, cash decreased due to decreases in commercial and consumer deposits.

Investment Securities

Total investment securities at September 30, 2022 increased $12.7 million, or 2.5%, from December 31, 2021. Purchases of $125.7 million, primarily residential mortgage-backed securities, were partially offset by maturities and pay-downs of $52.8 million, decreases in the fair value of available-for-sale investment securities of $53.5 million, sales of $5.0 million, net amortization of purchased premiums and discounts of $1.2 million and a provision for credit losses of $370 thousand.

Loans and Leases

Gross loans and leases held for investment increased $539.2 million, or 10.2%, from December 31, 2021. Gross loans and leases held for investment, excluding PPP loans, at September 30, 2022 increased $568.8 million or 10.8% from December 31, 2021. The growth in gross loans and leases held for investment, excluding PPP loans, was primarily due to increases in commercial, commercial real estate, construction, residential mortgage loans, and lease financings.

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

At September 30, 2022, nonaccrual loans and leases and accruing troubled debt restructured loans were $13.7 million and had a related allowance for credit losses on loans and leases of $1.7 million. At December 31, 2021, nonaccrual loans and leases and accruing troubled debt restructured loans were $33.3 million and had a related allowance for credit losses on loans and leases of $11 thousand. During the second quarter, a nonaccrual commercial real estate loan was transferred to other real estate owned with a carrying value of $18.3 million. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended September 30, 2022 were $1.2 million compared to net loan and lease recoveries of $75 thousand for the same period in the prior year. Net loan and lease charge-offs for the nine months ended September 30, 2022 were $3.0 million compared to $456 thousand for the same period in the prior year.

Other real estate owned was $19.0 million at September 30, 2022 and $279 thousand at December 31, 2021 due to the transfer of a nonaccrual commercial real estate loan to other real estate owned noted above.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At September 30, 2022	At December 31, 2021
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	$13,620	$33,210
Accruing troubled debt restructured loans and lease modifications not included in the above	50	51
Accruing loans and leases, 90 days or more past due	416	498
Total nonperforming loans and leases	$14,086	$33,759
Other real estate owned	18,960	279
Total nonperforming assets	$33,046	$34,038

*Nonaccrual troubled debt restructured loans and lease modifications in nonaccrual loans and leases in the above table	$785	$758

Loans and leases held for investment	$5,849,259	$5,310,017
Allowance for credit losses, loans and leases	74,929	71,924

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.35%
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.23%	0.63%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	550.14%	216.57%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2022	At December 31, 2021
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$13,620	$33,210
Nonaccrual loans and leases with partial charge-offs	4,217	1,429
Life-to-date partial charge-offs on nonaccrual loans and leases	2,171	536
Specific reserves on individually analyzed loans	1,657	11

Table 4—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description as of September 30, 2022:

(Dollars in thousands)	September 30, 2022
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio
CRE - Retail	$378,087	7.9%
Animal Production	332,130	7.0
CRE - Multi-family	263,698	5.5
CRE - 1-4 Family Residential Investment	249,149	5.2
CRE - Office	201,659	4.2
CRE - Industrial / Warehouse	185,952	3.9
Hotels & Motels (Accommodation)	170,627	3.6
Nursing and Residential Care Facilities	168,576	3.5
Education	155,122	3.3
Specialty Trade Contractors	147,227	3.1
Homebuilding (tract developers, remodelers)	133,902	2.8
Motor Vehicle and Parts Dealers	113,639	2.4
Merchant Wholesalers, Durable Goods	108,825	2.3
CRE - Medical Office	105,744	2.2
CRE - Mixed-Use - Residential	105,702	2.2
Crop Production	91,597	1.9
CRE - Mixed-Use - Commercial	85,172	1.8
Food Manufacturing	84,131	1.8
Wood Product Manufacturing	75,768	1.6
Rental and Leasing Services	74,514	1.6
Administrative and Support Services	73,558	1.5
Religious Organizations, Advocacy Groups	73,091	1.5
Merchant Wholesalers, Nondurable Goods	70,679	1.5
Food Services and Drinking Places	70,498	1.5
Personal and Laundry Services	60,651	1.3
Fabricated Metal Product Manufacturing	56,640	1.2
Repair and Maintenance	56,623	1.2
Miniwarehouse / Self-Storage	56,279	1.2
Truck Transportation	50,969	1.1
Industries with >$50 million in outstandings	$3,800,209	79.8%
Industries with <$50 million in outstandings	$962,480	20.2%
Total Commercial Loans	$4,762,689	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$685,771
Real Estate-Home Equity Secured for Personal Purpose	175,843
Loans to Individuals	26,679
Lease Financings	196,070
Total Consumer Loans and Lease Financings	$1,084,363

Total	$5,847,052

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $274 thousand and $214 thousand for the three months ended September 30, 2022 and 2021, respectively. The amortization of core deposit and customer-related intangibles was $888 thousand and $709 thousand for the nine months ended September 30, 2022 and 2021, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2022 and December 31, 2021.

The Corporation also has goodwill with a net carrying value of $175.5 million at September 30, 2022 and December 31, 2021, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2022 and 2021. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2022	At December 31, 2021	Change
			Amount	Percent
Deposits	$5,786,976	$6,055,124	$(268,148)	(4.4%)
Short-term borrowings	80,711	20,106	60,605	301.4
Long-term debt	95,000	95,000	—	—
Subordinated notes	99,107	98,874	233	0.2
Operating lease liabilities	33,718	33,453	265	0.8
Accrued interest payable and other liabilities	57,698	46,070	11,628	25.2
Total liabilities	$6,153,210	$6,348,627	$(195,417)	(3.1%)

Deposits

Total deposits decreased $268.1 million, or 4.4%, from December 31, 2021, primarily due to decreases in commercial and consumer deposits.

Borrowings

Total borrowings increased $60.8 million, or 28.4%, from December 31, 2021, due to an increase of $40.0 million in federal funds purchased and $28.8 million in short-term FHLB overnight borrowings, partially offset by a decrease of $8.1 million in short-term customer repurchase agreements.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2022	At December 31, 2021	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	299,791	299,181	610	0.2
Retained earnings	410,942	375,124	35,818	9.5
Accumulated other comprehensive loss	(64,985)	(16,353)	(48,632)	297.4
Treasury stock	(49,345)	(41,942)	(7,403)	17.7
Total shareholders’ equity	$754,187	$773,794	$(19,607)	(2.5%)

Total shareholders' equity decreased $19.6 million, or 2.5%, from December 31, 2021. Retained earnings at September 30, 2022 increased by $35.8 million primarily due to net income of $54.3 million offset by $18.3 million in cash dividends paid for the nine months ended September 30, 2022. Accumulated other comprehensive loss increased by $48.6 million, primarily attributable to decreases in the fair value of available-for-sale investment securities of $42.2 million, net of tax and a decrease in the fair value of derivatives of $6.9 million, net of tax. Treasury stock increased $7.4 million from December 31, 2021 primarily related to purchases of $11.4 million under the Corporation's share repurchase program offset by $4.0 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $26.6 million and $25.7 million for the three months ended September 30, 2022 and 2021, respectively, and pre-tax income of $65.3 million and $91.4 million for the nine months ended September 30, 2022 and 2021, respectively. See the section of this MD&A under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $1.2 million and $1.9 million for the three months ended September 30, 2022 and 2021, and $5.7 million and $6.5 million for the nine months ended September 30, 2022 and 2021, respectively. Noninterest income was $6.1 million and $7.0 million for the three months ended September 30, 2022 and 2021, respectively, and $20.2 million and $20.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in pre-tax income and noninterest income for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to reduced assets under management and supervision as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $4.0 billion as of September 30, 2022, $4.1 billion as of June 30, 2022, $4.6 billion as of September 30, 2021 and $4.5 billion as of June 30, 2021.

The Insurance segment reported pre-tax income of $541 thousand and $597 thousand for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million for the nine months ended September 30, 2022 and 2021. Noninterest income was $4.6 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively, and $15.2 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in noninterest income for the three and nine months ended September 30, 2022 was primarily due to incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at September 30, 2022.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of September 30, 2022 and December 31, 2021 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$820,652	13.10%	$501,306	8.00%	$626,633	10.00%
Bank	711,371	11.38	500,162	8.00	625,203	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	658,533	10.51	375,980	6.00	501,306	8.00
Bank	648,359	10.37	375,122	6.00	500,162	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	658,533	10.51	281,985	4.50	407,311	6.50
Bank	648,359	10.37	281,341	4.50	406,382	6.50
Tier 1 Capital (to Average Assets):
Corporation	658,533	9.87	266,906	4.00	333,633	5.00
Bank	648,359	9.74	266,213	4.00	332,767	5.00
At December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$786,300	13.77%	$456,902	8.00%	$571,128	10.00%
Bank	660,436	11.61	455,178	8.00	568,973	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	342,677	6.00	456,902	8.00
Bank	606,033	10.65	341,384	6.00	455,178	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	257,008	4.50	371,233	6.50
Bank	606,033	10.65	256,038	4.50	369,832	6.50
Tier 1 Capital (to Average Assets):
Corporation	633,023	9.13	277,297	4.00	346,622	5.00
Bank	606,033	8.77	276,471	4.00	345,588	5.00
At September 30, 2022 and December 31, 2021, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At September 30, 2022, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended September 30, 2022. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Corporation is periodically subject to various pending and threatened legal actions that involve claims for monetary relief. Based upon information presently available to the Corporation, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations, financial position or cash flows.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2022	12,992	$24.94	12,992	366,182
August 1 – 31, 2022	137,008	25.45	137,008	229,174
September 1 – 30, 2022	—	—	—	229,174
Total	150,000	$25.41	150,000

1.On May 27, 2015, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. The stock repurchase plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2022	—	$—
August 1 – 31, 2022	—	—
September 1 – 30, 2022	—	—
Total	—	$—

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

Exhibit 10.1
Form of Change in Control Agreement, dated October 26, 2022, entered into between Univest Financial Corporation, Univest Bank and Trust Co. and each of Jeffrey M. Schweitzer, Michael S. Sam, Brian J. Richardson and Megan D. Santana, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on October 27, 2022.

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: October 28, 2022	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2022	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)