Form 10-K
period 2022-12-31
UNIVEST FINANCIAL Corp
filed 2023-02-24
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒ No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $734,239,958 as of June 30, 2022 based on the June 30, 2022 closing price of the Registrant's Common Stock of $25.44 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,292,008
(Title of Class)	(Number of shares outstanding at February 10, 2023)
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders on April 26, 2023.

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
•General economic conditions, either nationally or in our market areas, that are worse than expected included as a result of employment levels and labor shortages, and the effect of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
•Legislative, regulatory and accounting changes;
•Monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
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

Item 1.     Business

General

The Corporation is a Pennsylvania corporation, organized in 1973, and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the Bank). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation's and the Bank's headquarters are located at 14 North Main Street, Souderton, Pennsylvania 18964. At December 31, 2022, the Corporation had total assets of $7.2 billion, net loans and leases of $6.0 billion, total deposits of $5.9 billion and total shareholders' equity of $776.5 million.

The Bank is a Pennsylvania state-chartered bank and trust company. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia.

The Bank is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services throughout its markets of operation. The Bank is the parent company of Girard Investment Services, LLC, a full-service registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. Girard Investments is headquartered in Souderton, Pennsylvania and Girard Advisory Services is headquartered in King of Prussia, Pennsylvania. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business headquartered in Warminster, Pennsylvania, and Univest Insurance, LLC, an independent insurance agency headquartered in Lansdale, Pennsylvania.

Market Area

The Corporation's headquarters and main office is located in Souderton, Montgomery County, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The Corporation provides banking and financial services to customers in 13 counties in the Southeastern and Central regions of Pennsylvania, three counties in New Jersey and we recently expanded into Western Pennsylvania and Maryland. The highest concentration of our deposits and loans are in Montgomery, Bucks and Philadelphia counties in Pennsylvania where 25 out of our 37 financial centers are located.

The following table details key demographics for our Montgomery, Bucks and Philadelphia markets compared to Pennsylvania and the national average.

(Most recent available statistics)	Montgomery	Bucks	Philadelphia	Pennsylvania	National
Unemployment rate (1) (2)	2.6%	2.9%	4.5%	3.5%	3.5%
Median Household Income (3)	$104,000	$102,000	$51,000	$71,000	$74,000
Median Age (3)	42	45	36	42	39
Population Growth (2010-2023) (3)	8.4%	3.6%	3.7%	2.2%	8.3%
(1) S&P Global - U.S. Department of Labor - Montgomery, Bucks, Philadelphia, & Pennsylvania unemployment rates are as of December 2022. Pennsylvania unemployment rate is not seasonally adjusted
(2) Bureau of Labor Statistics - National unemployment rates are as of December 2022, seasonally adjusted
(3) S&P Global - Demographic data is provided by Claritas based primarily on US Census data

Significant types of employment industries for the aforementioned markets include health care and social assistance, professional, scientific and technical services, manufacturing, retail trade, administrative and waste management and remediation services, accommodation and food services and educational services. As of June 30, 2022 (the latest date for which such information is available), the Corporation ranked fifth out of 34 financial institutions in deposit market share in Montgomery County with 12 financial centers, seventh out of 33 financial institutions in Bucks County with nine financial centers, thirteenth out of 40 financial institutions in Philadelphia County with five financial centers with 3.6% of total combined deposit market share in the three counties according to data provided by Federal Deposit Insurance Corporation (FDIC) Market Share Data.

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

Human Capital Resources

At December 31, 2022, we employed 973 individuals, nearly all of whom are full-time and of which approximately 58% are women. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel. As an integrated full-service financial institution, approximately 66% of our employees are employed through our banking segment, 8% through our wealth management business, 11% through our insurance business and the remaining 15% of our employees serve in shared support functions for each of our three segments. The Corporation is a community- and employee-centric organization that puts our core values of tradition, integrity, excellence, community and spirituality into action while delivering an excellent customer experience. With a Mission Statement that challenges us to be a strong leader in our markets and active in our communities, being a responsible corporate citizen is at the core of how we operate.

Hiring and Promotion

The Corporation seeks to hire well-qualified employees who are also a good fit for our core values. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. We currently source candidates using various methods, including social media, third party search firms, internal referral programs and connections with local schools. Whenever possible, we seek to fill positions by promotion and transfer within the organization. During 2022, we promoted 109 employees. As of December 31, 2022, 29% of our Senior Leadership Team members were women.

Training and Development

The training and development of our employees is a priority. In 2022, we invested more than $564 thousand in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology. In addition, as part of "Univest University," we provide several certification programs including a Skill Builder Certification Program, a Supervisor Certification, a Leadership Certification and an Advanced Leadership Certification. These programs include courses that address communication skills, customer service, managing conflict, alternative management styles, business ethics and emotional intelligence. During the year ended December 31, 2022, we provided approximately 17,000 training hours to our employees.

In addition to our internal training efforts, we provide a Tuition Reimbursement Program, in which costs for undergraduate degree, graduate degree, and advanced intensive technical training programs from an accredited college or university are eligible for reimbursement up to $3,500 per year. We offer banking-related classes through the Pennsylvania Bankers Association at no cost to our employees.

Retention

Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our commitment to living our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable benefits aids in retention of our employees. Univest’s annual turnover rate of 19% continues to be well below the industry average of 28% according to the Bureau of Labor Statistics. At December 31, 2022, 17% of our current staff had been with us for 15 years or more.

Safety, Health and Welfare

The safety, health and wellness of our employees is consistently a top priority. We offer our employees financial wellness programs, team health challenges, weight management counseling, and behavioral health webinars to support mental health. We provide our employees with access to the Calm app, which is a highly rated app for sleep, meditation and relaxation, at no cost to our employees.

We also provide our employees with memberships to Care.com to assist employees with finding suitable care for members of their household.

Benefits

On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time off and leave policies. A majority of our employees are offered a hybrid work arrangement (e.g. three days in the office and two days remote per week) which provides flexibility and work-life balance. We provide lower-wage earners with higher insurance subsidies. We also offer an Employee Assistance Program in which employees and members of their families may utilize counseling services freely and confidentially.

Diversity, Equity and Inclusion

Univest is committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. Univest's diversity initiatives are applicable, but not limited to: our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of a work environment built on the premise of gender and diversity equity that encourages and enforces:

•Respectful communication and cooperation between all employees;
•Teamwork and employee participation, fostering representation of all groups and perspectives; and
•Employer and employee contributions to the communities we serve to promote a greater understanding and respect for diversity.

All employees of Univest have a responsibility to treat others with dignity and respect. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. All employees are also required to complete annual diversity awareness training to enhance their knowledge to fulfill this responsibility. Our Diversity, Equity and Inclusion (DEI) Committee was established to ensure that our workplace is a supportive environment with equal opportunities for everyone. The DEI Committee reports progress on our Diversity, Equity and Inclusion Strategic Plan to the Board of Directors quarterly. During 2022, the Corporation hired a DEI Manager to cultivate a supportive and inclusive work environment and implement inclusion programs. Regular employee communications, including a DEI newsletter, Univest United, were shared throughout the year to help drive awareness. This newsletter, among other things, serves to spotlight employees and their diverse backgrounds through their own personal stories. The Corporation also employs a DEI liaison is responsible for developing and creating content for the newsletter, as well as participating in local and/or national peer DEI networks and staying current on DEI developments.

Our DEI Learning & Development Committee created learning sessions that serve as a foundation for increasing awareness on diversity, equity and inclusion topics. During 2022, these sessions were attended by members of the Corporation's Board and all employees and facilitated by team members from throughout our organization. This content has been added to new hire orientation to ensure all future employees receive this important information. During 2022, we invested $123 thousand in these DEI initiatives.

Employee Engagement

Our President and Chief Executive Officer communicates with our entire organization on a weekly basis via email. These emails provide updates on key organizational initiatives, such as DEI matters, financial performance, and other focus areas. Additionally, we hold quarterly employee webcasts, during which senior management presents and employees have the opportunity to ask questions.

We continue to recognize employee milestones and acknowledge these achievements with in-person Service Awards that celebrate employees reaching a 5-year milestone. Our employees are also invited to attend holiday socials at locations across our service area.

Community Involvement

Our Connecting with Community volunteer initiative is one of the pillars of our philanthropy program. In 2022, we provided our employees with 25 Connecting with Community events to choose from in support of local charitable organizations. In addition to these Connecting with Community opportunities, we encourage our employees to volunteer independently so that they truly bring our community core value to life. In 2022, Univest employees volunteered 12,324 hours. In addition to being generous with their time, our employees also supported our annual fundraiser for the United Way. Through voluntary payroll deductions, Univest employees contributed more than $61 thousand. In 2022, the Corporation partnered with two financial education innovators to provide 4,362 students with access to interactive online courses that educate on critical financial topics, as well as post informative articles and videos on social media channels on financial topics, such as budgeting, saving for retirement and tips for first-time homebuyers. During 2022, the Corporation contributed $2.5 million to non-profit organizations to provide financial support to the communities it serves.

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

The Bank is subject to supervision and is regularly examined by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia. The Bank is also subject to examination by the FDIC. The agencies maintain significant enforcement authority including, but not limited to, the issuance of cease and desist orders and civil money penalties, removal of directors and officers and the appointment of a receiver or conservator for a bank in appropriate circumstances.

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

Sarbanes-Oxley Act of 2002

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX created new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2022. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation's Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

Capital Rules

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The risk-based capital standards applicable to the Corporation and the Bank are based on the current standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. Under the Basel III rules, the minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital to risk weighted assets ratio of 4.5% (6.5% to be considered "well capitalized") and a Tier 1 capital to risk weighted assets ratio of 6.0%, (8.0% to be considered "well capitalized") and total capital to risk weighted assets ratio of 8.0% (10.0% to be considered "well capitalized"). The minimum required Tier 1 capital to average assets ratio is 4.0% (5.0% to be considered "well capitalized"). Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. See Note 21, "Regulatory Matters" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.

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

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation's website address is www.univest.net. Information included on the Corporation's website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2022 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

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

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The FRB decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The FRB has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the FRB's rate increases. These policies can thus affect the activities and results of operations of financial institutions. The actions of the FRB influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Thus, the increase in market interest rates may have an adverse effect on our net interest income and profitability.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates continue to shrink or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income and our profitability. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

Changes in the estimated fair value of debt securities may reduce stockholders' equity and net income.

At December 31, 2022, the Corporation maintained a debt securities portfolio of $505.0 million, of which $350.3 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders' equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2022, we incurred other comprehensive losses of $38.8 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. A decline in the estimated fair value of this portfolio will result in a decline in reported stockholders' equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2022, approximately 81.3% of our loan and lease portfolio, excluding Paycheck Protection Program (PPP) loans, consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases, which are generally perceived as having more risk of default than residential real estate loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business, as well as the factors affecting residential real estate borrowers.

Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

Commercial business loans and leases are typically affected by the borrowers' ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate that is indexed off of a floating rate such as the Prime Rate, London Interbank Offer Rate (LIBOR), Secured Overnight Financing Rate (SOFR) and Bloomberg Short Term Bank Yield Index (BSBY). If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. Included in real estate-construction is track development financing, which has greater risk because of the potential for diminished demand for residential housing and decreases in real estate valuations. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames may also cause the interest carrying cost for projects to be higher than the builder projected, negatively impacting the builder's profit and cash flows and, therefore, their ability to make principal and interest payments.

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

We maintain an allowance for credit losses on loans and leases. The allowance is established through a provision for credit losses on loans and leases based on management's evaluation of current expected credit losses in our loan portfolio factoring in current and forecasted economic conditions. The allowance is based upon a number of factors, including the size and composition of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the current expected credit losses in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as not sharing similar risk characteristics with other pooled loans and leases and augment the allowance based upon our estimation of the potential loss associated with those individually analyzed loans and leases. Additions to our allowance for credit losses on loans and leases decrease our net income.

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

Changes in national and regional economic conditions could impact our loan and lease portfolios. For example, an increase in unemployment, an increase in inflation, potential recessionary conditions, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings as customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and/or the quality of our loan portfolio may decline. Any of these scenarios could require us to charge off loans, which could result in an increase to our provision for credit losses on loans and leases, which would reduce our net income and capital levels.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect the Corporation's business activities, financial condition, and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have affected the macroeconomic environment, both nationally and in the Corporation's market area. Federal and state agencies may pass measures to address the economic and social consequences of the pandemic that could impact the Corporation's financial results and have a destabilizing effect on financial markets, key market indices, and overall economic activity. Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could harm the Bank's business and that of its customers, in particular small to medium-sized business customers. Although the Corporation has business continuity plans and other safeguards in place, there is no assurance that they will be effective. A decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic, could result in a material adverse effect on the Corporation's business, financial condition, and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.

Risks Related to Our Operations

The Corporation's controls and procedures may fail or be circumvented.

Our management and board review and update the Corporation's internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure to follow or circumvention of these controls, policies and procedures could have a material adverse impact on our financial condition and results of operations.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2022, 35% of our deposit base was comprised of noninterest-bearing deposits, of which 26% consisted of business deposits, which are primarily operating accounts for businesses, and 9% consisted of consumer deposits. The competition for these deposits in our markets is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation's information technology systems, and the systems of third parties upon which the Corporation relies, may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation.

The Corporation heavily relies on information technology systems, including the systems of third-party service providers, to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Corporation's customer relationship management and general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in our security systems (including cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed. Information security and cyber-security risks have increased significantly in recent years because of new technologies and the increased number of employees working remotely, the use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions. Accordingly, the Corporation may be required to expend additional resources to continue to enhance its protective measures or to investigate and remediate any information security vulnerabilities or exposures. The occurrence of any system failures, interruptions, or breaches in security could expose the Corporation to reputation risk, litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

Although the Corporation takes protective measures to maintain the confidentiality, integrity and availability of information, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, the Corporation may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although the Corporation has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of its systems and global payments infrastructure or those of our fintech partners and processors could result in: losses to the Corporation and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; and/or exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. Although the impact to date for these type of events has not had a material impact on us, we cannot be sure this will be the case in the future.

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

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

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

Other Risks Related to Our Business

Uncertainty surrounding the future of LIBOR may affect the fair value and return on the Corporation's financial instruments that use LIBOR as a reference rate.

The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. The LIBOR yield curve is also utilized in our fair value calculations. The reform of major interest benchmarks led to the announcement that LIBOR would not be supported in its current form after June 30, 2023; however banking regulators have indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Additionally, banking regulators have stated that the failure to adequately prepare for LIBOR's discontinuance could undermine financial stability and an institution's safety and soundness and create litigation, operational, and consumer protection risks. The Corporation believes the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks, which the Corporation will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, we do not know the financial impact this rate index replacement may have, if at all.

Natural disasters, acts of war or terrorism and other external events could negatively impact the Corporation.

Natural disasters, acts of war or terrorism, the emergence of widespread health emergencies or pandemics and other adverse external events could have a significant impact on the Corporation's ability to conduct business. In addition, such events could affect the stability of the Corporation's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. We have established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on the Corporation's financial condition and results of operations.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the FRB has raised certain benchmark interest rates to combat inflation. As discussed above under “Risks Related to Market Interest Rates – The Corporation is subject to interest rate risk,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Corporation's earnings are impacted by general business and economic conditions.

The Corporation's operations and profitability are impacted by general business and economic conditions, including long-term and short-term interest rates, inflation, money supply, political issues, legislative, tax, accounting and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations:

•demand for the products and services may decline;
•we may increase our allowance for credit losses;
•loan delinquencies, problem assets, and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments.

The Corporation's profitability is affected by economic conditions in Pennsylvania and New Jersey markets.

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in 13 counties in the Southeastern and Central regions of Pennsylvania, three counties in New Jersey and recently expanded into Western Pennsylvania and Maryland. Because of our geographic concentration, a downturn in the local economy could make it more difficult to attract loans and deposits, and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values or higher unemployment, could cause our levels of nonperforming assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish local economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

Risks Related to Regulation

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision, and examination by our primary regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A material claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations and comment on the classification of our assets and the level of our allowance for credit losses. Changes in such regulation and oversight, whether in the form of regulatory or enforcement policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

We cannot predict the effect of legislative and regulatory initiatives, which could increase our costs of doing business and adversely affect our results of operations and financial condition.

Changes to statutes, regulations and/or regulatory or accounting policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements or the required size of our allowance for credit losses or change deposit insurance assessments, any of which would negatively impact our financial condition and result of operations. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors' investment products, our level of investment performance, our client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The wealth management business is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

The wealth management business is subject to regulation by regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil money penalties, the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant introducing broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. The wealth management business also may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

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

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to compete effectively in the offerings of our products and services, our business may be negatively affected. Additionally, these competitors may offer higher interest rates than the Corporation, which could decrease the deposits that the Corporation attracts or require the Corporation to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Corporation’s ability to generate the funds necessary for lending operations. As a result, the Corporation may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds and decrease profitability.

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

Risks Related to Strategic Activities

The anticipated benefits of our digital initiatives may not be fully realized.

We have devoted substantial resources to our strategic digital initiatives. The success of these initiatives will depend on, among other things, our ability to upgrade our technology and digital solutions in a manner that improves experiences of customers and employees. If we are unable to successfully achieve this objective, the anticipated benefits of these initiatives may not be realized fully, or at all, or may take longer to realize than expected. Additionally, the implementation of new technologies and digital solutions may cause business disruptions that affect our ability to maintain relationships with clients, customers, depositors and employees and could have an adverse effect on us for an undetermined period.

Our business strategy includes significant investment in growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We are expanding into the Western Pennsylvania and Maryland markets, and may further expand into additional markets as a result of our digital initiatives. Our growth initiatives require us to recruit experienced personnel. The failure to retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, as we expand our lending beyond our current market areas, we could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets. A weak economy, low demand and competition for credit may impact our ability to successfully execute our growth plan and adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. We regularly evaluate potential growth and expansion opportunities. If appropriate opportunities present themselves, we may engage in other business growth initiatives or undertakings. We may not successfully identify appropriate opportunities, may not be able to negotiate or finance such activities and such activities, if undertaken, may not be successful.

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

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including on our short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders' ownership interest and the per share book value of our common stock. Further, an acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

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
•The credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, recessionary conditions, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

As of December 31, 2022, the Corporation and its subsidiaries occupied 52 properties, most of which are used principally as banking offices.

The following table details the Corporation's properties as of December 31, 2022:

Property Address		County, State	Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Bucks, PA	Owned
4390 Davisville Rd., Hatboro, PA 19040	(3)	Montgomery, PA	Owned
5871 Lower York Rd., Lahaska, PA 18931		Bucks, PA	Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Montgomery, PA	Owned
4601 Carlisle Pk, Mechanicsburg, PA 17050	(2) (3)	Cumberland, PA	Owned
1950 John Fries Highway, Milford Square, PA 18935		Bucks, PA	Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Montgomery, PA	Owned
15 Swamp Rd., Newtown, PA 18940		Bucks, PA	Owned
921 West Ave., Ocean City, NJ 08226	(3)	Cape May, NJ	Owned
401 Rhawn St., Philadelphia, PA 19111		Philadelphia, PA	Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Montgomery, PA	Owned
10 W. Broad St., Souderton, PA 18964		Montgomery, PA	Owned
500 Harleysville Pk., Souderton, PA 18964		Montgomery, PA	Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Bucks, PA	Owned
1041 York Rd., Warminster, PA 18974		Bucks, PA	Owned
2901 Whiteford Rd, York, PA 17402	(3)	York, PA	Owned
574 Main St., Bethlehem, PA 18018		Northampton, PA	Leased
694 DeKalb Pk., Blue Bell, PA 19422		Montgomery, PA	Leased
4250 Oregon Pk., Brownstown, PA 17508		Lancaster, PA	Leased
1135 Georgetown Rd., Christiana, PA 17509		Lancaster, PA	Leased
1980 S. Easton Rd, Doylestown, PA 18901	(2) (3)	Bucks, PA	Leased
321 Main St., East Greenville, PA 18041		Montgomery, PA	Leased
1536 S. Broad St., Philadelphia, PA 19146		Philadelphia, PA	Leased

1642 Fairmount Ave., Philadelphia, PA 19130		Philadelphia, PA	Leased
3601 Market St., Philadelphia, PA 19104		Philadelphia, PA	Leased
7226 Germantown Ave., Philadelphia, PA 19119	(3)	Philadelphia, PA	Leased
1103 Rocky Dr., Reading, PA 19609	(2) (3)	Berks, PA	Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Lancaster, PA	Leased
200 North High St., West Chester, PA 19380	(3)	Chester, PA	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Lancaster, PA	Leased
5089 Hamilton Blvd., Allentown, PA 18106		Lehigh, PA	Land Lease
2645 Street Rd., Bensalem, PA 19020		Bucks, PA	Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Montgomery, PA	Land Lease
1 Heritage Dr., Gordonville, PA 17529		Lancaster, PA	Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Montgomery, PA	Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Montgomery, PA	Land Lease
940 2nd Street Pk., Richboro, PA 18954		Bucks, PA	Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (3)	Montgomery, PA	Owned
15 Washington Ave., Souderton, PA 18964		Montgomery, PA	Owned
16 Harbor Pl., Souderton, PA 18964		Montgomery, PA	Owned
1715 Sumneytown Pk., Lansdale, PA 19446		Montgomery, PA	Leased

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Lehigh, PA	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Lee, FL	Leased
555 Croton Rd., King of Prussia, PA 19406	(3)	Montgomery, PA	Leased
41 West Broad Street, Souderton, PA 18964		Montgomery, PA	Owned

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Lehigh, PA	Owned
3541 Old Philadelphia Pk, Intercourse, PA 17534		Lancaster, PA	Owned
521 Main St., Lansdale, PA 19446		Montgomery, PA	Owned
9120 Chesapeake Ave., Suite 101, North Beach, MD 20714		Calvert, MD	Leased

Other Offices:
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(1) (3)	Lancaster, PA	Leased
312 West Route 38 Ste 105, Moorestown, NJ 08057	(3)	Burlington, NJ	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Philadelphia, PA	Leased
(1) Banking Segment
(2) Wealth Management Segment
(3) Corporate banking

Additionally, the Bank provides banking services for the residents and employees of 14 retirement home communities and has four off-premise automated teller machines. The Bank provides banking services nationwide through the internet via its website at www.univest.net. The Corporation's website and the information contained therein is not intended to be incorporated into this Annual Report on Form 10-K.

On February 13, 2023, the Bank opened an office located at 51 Dutilh Road, Cranberry, Pennsylvania, located in Butler County.

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

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's common stock is traded on the NASDAQ Global Select Market under the symbol "UVSP." At February 10, 2023, the Corporation had 2,406 stockholders of record.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation's common stock during the five years ended December 31, 2022, with the following indices: (1) NASDAQ Bank Index, (2) KBW NASDAQ Bank Index, and (3) Russell 2000 Index. As of December 31, 2022, the Corporation replaced the NASDAQ Stock Market Index with the Russell 2000 Index and the KBW Nasdaq Bank Index as we concluded they more closely align with the size and industry of the Corporation. In accordance with SEC requirements, the NASDAQ Stock Market Index is also included in the table below as it was used as a comparative index in the prior year. This comparison assumes $100.00 was invested on December 31, 2017, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on $100 Investment Made on December 31, 2017
DOLLARS
325
300
275
250
225
200
175
150
125
100
75
12/17
12/18
12/19
12/20
12/21
12/22
Univest Financial Corporation
NASDAQ Bank Index
KBW NASDAQ Bank Index
Russell 2000 Index
NASDAQ Stock Market (US)

Five Year Cumulative Total Return Summary ($)

	2017	2018	2019	2020	2021	2022
Univest Financial Corporation	100.00	79.34	101.60	81.13	121.35	109.49
NASDAQ Bank Index	100.00	83.91	104.35	96.65	138.07	115.72
KBW NASDAQ Bank Index	100.00	82.40	112.12	100.74	139.31	109.71
Russell 2000 Index	100.00	89.00	111.66	133.95	157.44	125.31
NASDAQ Stock Market (US)	100.00	126.08	172.34	250.01	305.53	206.30

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2022, under the Corporation's Board approved program:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	—	$—	—	1,229,174
November 1 - 30, 2022	—	—	—	1,229,174
December 1 – 31, 2022	—	—	—	1,229,174
Total	—	$—	—

1.On May 27, 2015, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 additional shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. The stock repurchase plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - 31, 2022	—	$—
November 1 - 30, 2022	—	—
December 1 – 31, 2022	—	—
Total	—	$—

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows for the issuance of 2,718,750 shares of common stock. During 2022 and 2021, 56,900 and 53,549 shares, respectively, were issued under the dividend reinvestment plan, with 749,355 shares available for future purchase at December 31, 2022.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2022 and 2021, 39,466 and 32,638 shares, respectively, were issued under the employee stock purchase plan, with 474,692 shares available for future issuance at December 31, 2022.

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

Fair Value Measurement of Investment Securities Available-for-Sale: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment on the balance sheet and statement of income for market value changes affecting securities. Should evidence emerge that indicates that management's intent or ability to manage the securities as originally asserted is not supportable, securities with the held-to-maturity or available-for-sale designations may be re-categorized so that adjustments to either the balance sheet or statement of income may be required.

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

Allowance for Credit Losses on Loan and Leases: The Allowance for Credit Losses (ACL) on loans and leases are provided using techniques that estimate losses on pools of loans and leases that share similar risk characteristics and specifically identify losses on individual loans and leases that do not share similar risk characteristics with others. The adequacy of these allowances are sensitive to changes in current and forecasted economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral securing such payments. Management utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance. The key assumptions used in the model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) recovery delay (5) reasonable and supportable economic forecasts, (6) forecast reversion period, (7) expected recoveries on charged off loans, and (8) discount rate. Although management believes it uses the best information available to establish the ACL, future adjustments to the ACL may be necessary and the Corporation’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the ACL in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our ACL based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing ACL may not be adequate or increases may be necessary should the quality of any loans or leases deteriorate or if there are changes to the assumptions noted above. Any material increase in the ACL would adversely affect the Corporation’s financial condition and results of operations.

Economic Factors

	At December 31, 2022	At December 31, 2021	Description of Economic Factors
Prepayment rates	13.41%	12.45%	Average total portfolio rate
Curtailment rates	28.71%	27.77%	Average total portfolio rate
Recovery delay	30 months	29 months	Average across all pools
Economic forecast	Moody's downside S2 weighted 55%, Baseline weighted 45%	Moody's downside weighted 80% S2, 20% S3	Moody's US Macro Forecast Narratives for December 2022 & 2021
Unemployment rates	4.96%	6.29%	Average of 4 quarter forecast period
GDP rates	0.12%	2.13%	Average of 4 quarter forecast period
House price index	(3.35)%	3.04%	Average of 4 quarter forecast period

Sensitivity Analysis

The below table indicates the impact to the allowance for credit losses on loans and leases if the factors described below were adjusted in the Corporation's CECL model.

	Increase (Decrease) ($)	Adjustment Factor
Prepayment rates	+/- 1,900	If rates were adjusted across all pools by +/-100 basis points
Curtailment rates	+/- 450	If rates were adjusted across all pools by +/- 100 basis points
Recovery delay	+/- 2,900	If recovery delays were adjusted by +/- 3 months across all pools
Economic forecast	(12,600)	If Baseline forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	11,100	If S2 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	26,500	If S3 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Unemployment rates	11,900	If rates were increased across all pools by 100 basis points
Unemployment rates	(11,000)	If rates were decreased across all pools by 100 basis points
GDP rates	+/- 800	If the GDP forecast inputs were adjusted by +/- 100 basis points
House price index	+/- 140	If the HPI forecast inputs were adjusted by +/- 100 basis points
Reversion period	(600)	If the reversion period was increased by 2 quarters across all pools
Reversion period	350	If the reversion period was decreased by 2 quarters across all pools

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

Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Earnings
Interest income	$252,193	$209,731	$203,945	$214,093	$190,488
Interest expense	33,896	21,348	29,584	44,861	32,426
Net interest income	218,297	188,383	174,361	169,232	158,062
Provision (reversal of provision) for credit losses (1)	12,198	(10,132)	40,794	8,511	20,310
Net interest income after provision for credit losses	206,099	198,515	133,567	160,721	137,752
Noninterest income	77,885	83,224	78,328	65,422	60,173
Noninterest expense	186,774	167,409	154,998	146,090	137,239
Net income before income taxes	97,210	114,330	56,897	80,053	60,686
Income taxes	19,090	22,529	9,981	14,334	10,143
Net income	$78,120	$91,801	$46,916	$65,719	$50,543
Financial Condition at Year End
Cash and cash equivalents	$152,799	$890,150	$219,858	$125,128	$109,420
Investment securities, net of allowance for credit losses (2)	507,562	496,989	373,176	441,599	473,306
Net loans and leases held for investment	6,044,226	5,238,093	5,223,797	4,351,505	3,977,210
Assets	7,222,016	7,122,421	6,336,496	5,380,924	4,984,347
Deposits	5,913,526	6,055,124	5,242,715	4,360,075	3,885,933
Borrowings	440,401	213,980	311,421	263,596	429,672
Shareholders' equity	776,500	773,794	692,472	675,122	624,133
Per Common Share Data
Average shares outstanding (in thousands)	29,393	29,403	29,244	29,300	29,370
Earnings per share – basic	$2.66	$3.12	$1.60	$2.24	$1.72
Earnings per share – diluted	2.64	3.11	1.60	2.24	1.72
Dividends declared per share	0.83	0.80	0.60	0.80	0.80
Book value (at year-end)	26.53	26.23	23.64	23.01	21.32
Dividends declared to net income	31.2%	25.6%	37.4%	35.7%	46.5%
Profitability Ratios
Return on average assets	1.12%	1.38%	0.78%	1.26%	1.07%
Return on average equity	10.13	12.50	7.02	10.07	8.26
Average equity to average assets	11.09	11.04	11.12	12.49	12.92
Efficiency ratio	62.4	60.9	60.6	61.4	61.9
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual, troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.22%	0.63%	0.60%	0.88%	0.65%
Nonperforming loans and leases to loans and leases held for investment	0.23	0.64	0.62	0.88	0.67
Nonperforming assets to total assets	0.46	0.48	0.64	0.73	0.56
Net charge-offs to average loans and leases outstanding	0.07	—	0.10	0.06	0.33
Allowance for credit losses, loans and leases to total loans and leases held for investment	1.29	1.35	1.56	0.81	0.73
Allowance for credit losses, loans and leases to nonaccrual loans and leases	591.66	216.57	262.03	91.58	112.04
Allowance for credit losses, loans and leases to nonperforming loans and leases	553.37	213.05	250.61	91.12	108.99
(1) The Corporation adopted CECL effective January 1, 2020. Amounts reported for 2018 and 2019 were previously referred to as provision for loan and lease losses in prior filings and accounted for under legacy accounting standards.

(2) The Corporation adopted CECL effective January 1, 2020. Investment securities at December 31, 2018 and 2019 did not include an allowance for credit loss.

Executive Overview

The Corporation's consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
Net income	$78,120	$91,801	$46,916	$(13,681)	$44,885	(14.9)%	95.7%
Net income per share:
Basic	$2.66	$3.12	$1.60	$(0.46)	$1.52	(14.7)	95.0
Diluted	2.64	3.11	1.60	(0.47)	1.51	(15.1)	94.4
Return on average assets	1.12%	1.38%	0.78%	(26) BP	60 BP	(18.8)	76.9
Return on average equity	10.13%	12.50%	7.02%	(237) BP	548 BP	(19.0)	78.1

2022 Overview

The Corporation reported net income of $78.1 million, or $2.64 diluted earnings per share, for 2022 compared to net income of $91.8 million, or $3.11 diluted earnings per share, for 2021.

During the year ended December 31, 2022, the Corporation recorded CECL related charges of $12.2 million. The financial results for the year ended December 31, 2022 also included bank owned life insurance ("BOLI") death benefit claims of $977 thousand, or $0.03 diluted earnings per share.

During the year ended December 31, 2022, the Corporation recorded $3.8 million in expenses, or $0.10 diluted earnings per share, related to the development of a comprehensive digital platform, which will blend our core operating systems together and allow Univest to seamlessly deliver existing products and services, digitally, across an expanded footprint.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans and leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation's revenue. Table 1 presents the Corporation's average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the years ended December 31, 2022, 2021 and 2020. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

2022 versus 2021

Reported net interest income for the year ended December 31, 2022 was $218.3 million, an increase of $29.9 million, or 15.9%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2022 was $220.2 million, an increase of $29.7 million, or 15.6%, from the prior year. The increase in tax-equivalent net interest income was due to an increase in interest income of $42.2 million, primarily driven by increases in asset yields, including loans and investments, due to the rising interest rate environment, coupled with significant loan growth in commercial, commercial real estate and construction loans, offset by a decrease in PPP loan income of $14.2 million. These increases were offset by an increase of $12.5 million in the cost of interest-bearing deposits, due to the rising interest rate environment. The net interest margin on a tax-equivalent basis for the year ended December 31, 2022 was 3.38% compared to 3.06% for 2021. The net interest margin increase was attributable to loan growth, the rapid increase in interest rates and the asset sensitivity of the Corporation's balance sheet, offset by an increase in cost of funds.

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

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$325,875	$1,920	0.59%	$476,351	$661	0.14%	$274,372	$574	0.21%
U.S. government obligations	1,929	40	2.07	6,999	144	2.06	7,132	145	2.03
Obligations of states and political subdivisions*	2,302	71	3.08	5,702	206	3.61	23,065	825	3.58
Other debt and equity securities	510,961	11,392	2.23	393,762	5,992	1.52	371,814	7,697	2.07
Federal Home Loan Bank, Federal Reserve Bank and other stock	27,784	1,627	5.86	26,844	1,417	5.28	29,726	1,746	5.87
Total interest-earning deposits, investments and other interest-earning assets	868,851	15,050	1.73	909,658	8,420	0.93	706,109	10,987	1.56
Commercial, financial and agricultural loans	955,816	43,064	4.51	840,133	28,142	3.35	817,489	30,657	3.75
Paycheck Protection Program loans	7,939	797	10.04	281,484	15,032	5.34	342,920	8,072	2.35
Real estate—commercial and construction loans	3,060,689	127,906	4.18	2,734,259	101,692	3.72	2,312,996	94,962	4.11
Real estate—residential loans	1,219,275	47,472	3.89	1,077,952	40,045	3.71	1,007,915	42,047	4.17
Loans to individuals	26,642	1,325	4.97	26,062	1,018	3.91	28,792	1,332	4.63
Municipal loans and leases*	236,858	9,703	4.10	247,396	10,147	4.10	283,495	11,857	4.18
Lease financings	144,046	8,791	6.10	115,189	7,363	6.39	95,194	6,498	6.83
Gross loans and leases	5,651,265	239,058	4.23	5,322,475	203,439	3.82	4,888,801	195,425	4.00
Total interest-earning assets	6,520,116	254,108	3.90	6,232,133	211,859	3.40	5,594,910	206,412	3.69
Cash and due from banks	57,196			55,724			52,000
Allowance for credit losses, loans and leases	(72,069)			(74,943)			(73,459)
Premises and equipment, net	51,362			55,875			55,888
Operating lease right-of-use asset	30,443			32,758			34,277
Other assets	369,244			353,896			343,261
Total assets	$6,956,292			$6,655,443			$6,006,877
Liabilities:
Interest-bearing checking deposits	$884,656	$5,010	0.57%	$850,713	$2,007	0.24%	$692,049	$2,173	0.31%
Money market savings	1,389,226	13,835	1.00	1,366,762	3,574	0.26	1,113,039	5,551	0.50
Regular savings	1,056,019	1,269	0.12	983,752	1,114	0.11	874,366	2,057	0.24
Time deposits	443,845	5,308	1.20	498,638	6,178	1.24	572,103	9,835	1.72
Total time and interest-bearing deposits	3,773,746	25,422	0.67	3,699,865	12,873	0.35	3,251,557	19,616	0.60
Short-term borrowings	60,468	1,389	2.30	16,552	8	0.05	86,658	327	0.38
Long-term debt	95,000	1,287	1.35	96,562	1,318	1.36	189,410	2,879	1.52
Subordinated notes	105,356	5,798	5.50	137,896	7,149	5.18	134,949	6,762	5.01
Total borrowings	260,824	8,474	3.25	251,010	8,475	3.38	411,017	9,968	2.43
Total interest-bearing liabilities	4,034,570	33,896	0.84	3,950,875	21,348	0.54	3,662,574	29,584	0.81
Noninterest-bearing deposits	2,068,086			1,891,330			1,599,333
Operating lease liabilities	33,508			36,001			37,557
Accrued expenses and other liabilities	48,629			42,781			39,212
Total liabilities	6,184,793			5,920,987			5,338,676
Shareholders' Equity:
Common stock	157,784			157,784			157,784
Additional paid-in capital	299,121			297,189			296,023
Retained earnings and other equity	314,594			279,483			214,394
Total shareholders' equity	771,499			734,456			668,201
Total liabilities and shareholders' equity	$6,956,292			$6,655,443			$6,006,877
Net interest income		$220,212			$190,511			$176,828
Net interest spread			3.06			2.86			2.88
Effect of net interest-free funding sources			0.32			0.20			0.28
Net interest margin			3.38%			3.06%			3.16%
Ratio of average interest-earning assets to average interest-bearing liabilities	161.61%			157.74%			152.76%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred (costs)/fees (amortization)/accretion of $(1.8) million, $8.7 million and $893 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2022, 2021 and 2020 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2022 compared to 2021 and for the year ended December 31, 2021 compared to 2020, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2022 Versus 2021			For the Years Ended December 31, 2021 Versus 2020
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(271)	$1,530	$1,259	$324	$(237)	$87
U.S. government obligations	(105)	1	(104)	(3)	2	(1)
Obligations of states and political subdivisions	(109)	(26)	(135)	(626)	7	(619)
Other debt and equity securities	2,101	3,299	5,400	433	(2,138)	(1,705)
Federal Home Loan Bank, Federal Reserve Bank and other stock	51	159	210	(162)	(167)	(329)
Interest on deposits, investments and other interest-earning assets	1,667	4,963	6,630	(34)	(2,533)	(2,567)
Commercial, financial and agricultural loans	4,245	10,677	14,922	830	(3,345)	(2,515)
Paycheck Protection Program loans	(21,354)	7,119	(14,235)	(1,672)	8,632	6,960
Real estate—commercial and construction loans	12,876	13,338	26,214	16,286	(9,556)	6,730
Real estate—residential loans	5,421	2,006	7,427	2,810	(4,812)	(2,002)
Loans to individuals	24	283	307	(119)	(195)	(314)
Municipal loans and leases	(444)	—	(444)	(1,486)	(224)	(1,710)
Lease financings	1,775	(347)	1,428	1,303	(438)	865
Interest and fees on loans and leases	2,543	33,076	35,619	17,952	(9,938)	8,014
Total interest income	4,210	38,039	42,249	17,918	(12,471)	5,447
Interest expense:
Interest-bearing checking deposits	84	2,919	3,003	404	(570)	(166)
Money market savings	59	10,202	10,261	1,084	(3,061)	(1,977)
Regular savings	69	86	155	250	(1,193)	(943)
Time deposits	(673)	(197)	(870)	(1,153)	(2,504)	(3,657)
Total time and interest-bearing deposits	(461)	13,010	12,549	585	(7,328)	(6,743)
Short-term borrowings	77	1,304	1,381	(154)	(165)	(319)
Long-term debt	(21)	(10)	(31)	(1,285)	(276)	(1,561)
Subordinated notes	(1,770)	419	(1,351)	152	235	387
Interest on borrowings	(1,714)	1,713	(1)	(1,287)	(206)	(1,493)
Total interest expense	(2,175)	14,723	12,548	(702)	(7,534)	(8,236)
Net interest income	$6,385	$23,316	$29,701	$18,620	$(4,937)	$13,683

Provision for Credit Losses

The provision for credit losses for the years ended December 31, 2022 and 2020 was $12.2 million and $40.8 million, respectively. The reversal of provision for credit losses for the year ended December 31, 2021 was $10.1 million. Net loan and lease charge-offs for the years ended December 31, 2022, 2021, and 2020 were $3.9 million, $213 thousand and $4.6 million, respectively. The increase in charge-offs in 2022 was due to $3.3 million in charge-offs related to two commercial real estate loans totaling $5.8 million. See Executive Overview for additional information. The following table details information pertaining to the Corporation's allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

	December 31,
(Dollars in thousands)	2022	2021	2020
Allowance for credit losses, loans and leases	$79,004	$71,924	$83,044
Loans and leases held for investment	6,123,230	5,310,017	5,306,841
Allowance for credit losses, loans and leases / loans and leases held for investment	1.29%	1.35%	1.56%
Noninterest Income

The following table presents noninterest income for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
Trust fee income	$7,743	$8,403	$7,703	$(660)	$700	(7.9)%	9.1%
Service charges on deposit accounts	6,175	5,504	4,845	671	659	12.2	13.6
Investment advisory commission and fee income	19,748	18,936	15,944	812	2,992	4.3	18.8
Insurance commission and fee income	19,065	16,357	16,087	2,708	270	16.6	1.7
Other service fee income	12,425	10,275	7,543	2,150	2,732	20.9	36.2
Bank owned life insurance income	3,787	3,981	2,940	(194)	1,041	(4.9)	35.4
Net gain on sales of investment securities	30	145	871	(115)	(726)	(79.3)	(83.4)
Net gain on mortgage banking activities	4,412	15,141	16,442	(10,729)	(1,301)	(70.9)	(7.9)
Other income	4,500	4,482	5,953	18	(1,471)	0.4	(24.7)
Total noninterest income	$77,885	$83,224	$78,328	$(5,339)	$4,896	(6.4)%	6.3%

2022 versus 2021

Noninterest income for the year ended December 31, 2022 was $77.9 million, a decrease of $5.3 millions, or 6.4%, compared to 2021.

Net gain on mortgage banking activities decreased $10.7 million, or 70.9%, for the year ended December 31, 2022, primarily due to a decrease in loan sales due to the higher interest rate environment and a contraction of gain on sale margins.

Insurance commission and fee income increased $2.7 million, or 16.6%, for the year ended December 31, 2022, primarily due to incremental revenue attributable to the acquisition of the Paul I. Sheaffer insurance agency in the fourth quarter of 2021.

Other service fee income increased $2.2 million, or 20.9%, for the year ended December 31, 2022, from the prior year. Servicing fees increased $1.3 million for the year ended December 31, 2022, driven by reduced amortization as a result of a decrease in prepayment speeds due to the higher interest rate environment. Additionally, interchange income increased $381 thousand for the year ended December 31, 2022, due to increased customer activity.

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

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
Salaries, benefits and commissions	$115,806	$104,191	$93,208	$11,615	$10,983	11.1%	11.8%
Net occupancy	10,193	10,397	10,358	(204)	39	(2.0)	0.4
Equipment	3,904	3,899	3,841	5	58	0.1	1.5
Data processing	15,215	12,743	11,333	2,472	1,410	19.4	12.4
Professional fees	9,332	7,687	5,338	1,645	2,349	21.4	44.0
Marketing and advertising	2,462	2,063	1,975	399	88	19.3	4.5
Deposit insurance premiums	3,075	2,712	2,591	363	121	13.4	4.7
Intangible expenses	1,293	979	1,216	314	(237)	32.1	(19.5)
Restructuring charges	184	—	1,439	184	(1,439)	N/M	N/M
Other expense	25,310	22,738	23,699	2,572	(961)	11.3	(4.1)
Total noninterest expense	$186,774	$167,409	$154,998	$19,365	$12,411	11.6%	8.0%

2022 versus 2021

Noninterest expense for the year ended December 31, 2022 was $186.8 million, an increase of $19.4 million, or 11.6%, compared to 2021.

Salaries, benefits and commissions increased $11.6 million, or 11.1%, for the year ended December 31, 2022. This increase reflects the insurance acquisition in the fourth quarter of 2021, our expansion into Maryland and Western Pennsylvania and annual merit increases.

Data processing expense increased $2.5 million, or 19.4%, primarily due to continued investments in technology, general price increases, and $653 thousand in support of our digital transformation initiative, a comprehensive digital platform which will blend our core operating systems together and allow Univest to personalize experiences and seamlessly deliver existing products and services, digitally, across an expanded footprint.

Professional fees increased $1.6 million, or 21.4%, for the year ended December 31, 2022, primarily attributable to consulting fees totaling $3.0 million during 2022 in support of our digital transformation initiative. We had a $1.5 million investment in our Diversity, Equity and Inclusion training initiatives for the year ended December 31, 2021.

Other expense increased $2.6 million, or 11.3%, primarily driven by increases in travel and entertainment expenses of $907 thousand and $773 thousand of fraud losses.

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

Tax Provision

The provision for income taxes was $19.1 million, $22.5 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, at effective rates of 19.6%, 19.7% and 17.5%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and leases. Excluding this impact, the effective tax rate was 21.3% for the years ended December 31, 2022, 2021, and 2020.

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Cash and cash equivalents	$152,799	$890,150	$(737,351)	(82.8)%
Investment securities, net of allowance for credit losses	507,562	496,989	10,573	2.1
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	33,841	28,186	5,655	20.1
Loans held for sale	5,037	21,600	(16,563)	(76.7)
Loans and leases held for investment	6,123,230	5,310,017	813,213	15.3
Allowance for credit losses, loans and leases	(79,004)	(71,924)	(7,080)	9.8
Premises and equipment, net	50,939	56,882	(5,943)	(10.4)
Operating lease right-of-use asset	30,059	30,407	(348)	(1.1)
Goodwill and other intangibles, net	186,894	187,358	(464)	(0.2)
Bank owned life insurance	120,297	118,699	1,598	1.3
Accrued interest receivable and other assets	90,362	54,057	36,305	67.2
Total assets	$7,222,016	$7,122,421	$99,595	1.4%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $737.4 million, or 82.8%, from December 31, 2021, primarily due to decreased interest earning deposits at the Federal Reserve Bank of $780.9 million as such funds were used to fund loan growth and deposit outflows.

Investment Securities
Total investment securities at December 31, 2022 increased $10.6 million, or 2.1%, from December 31, 2021. Purchases of $130.8 million, primarily residential mortgage-backed securities, were partially offset by maturities and pay-downs of $63.6 million, decreases in the fair value of available-for-sale investment securities of $49.2 million, sales of $5.5 million, net amortization of purchased premiums and discounts of $1.5 million and a provision for credit losses of $211 thousand.

Table 3—Investment Securities

The following table shows the carrying amount of investment securities, net of allowance for credit losses, at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2022	2021	2020
U.S. government corporations and agencies	$—	$6,999	$6,998
State and political subdivisions	2,285	2,333	13,537
Residential mortgage-backed securities	418,115	391,089	258,422
Collateralized mortgage obligations	2,322	3,278	5,321
Corporate bonds	82,261	90,291	85,619
Equity securities	2,579	2,999	3,279
Total investment securities	$507,562	$496,989	$373,176

Table 4—Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of investment securities at amortized cost at December 31, 2022. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined, net of allowance for credit losses.

	1 Year or less		After 1 Year to 5 Years		After 5 Years to 10 Years		After 10 Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
State and political subdivisions	$—	—%	$2,327	2.51%	$—	—%	$—	—%
Residential mortgage-backed securities	—	—	2,518	2.30	16,475	2.50	441,258	2.26
Collateralized mortgage obligations	—	—	—	—	324	2.70	2,257	1.54
Corporate bonds	1,000	4.67	30,679	2.67	60,000	3.60	—	—
Total held-to- maturity and available-for-sale investment securities	$1,000	4.67%	$35,524	2.63%	$76,799	3.36%	$443,515	2.26%

At December 31, 2022, the Corporation had no reportable investments in any single issuer representing more than 10% of shareholders' equity.

Loans and Leases

Gross loans and leases held for investment at December 31, 2022 increased $813.2 million, or 15.3%, from December 31, 2021. Gross loans and leases held for investment, excluding the $29.6 million decrease in PPP loans, increased $842.8 million, or 16.0%, from December 31, 2021. The growth in gross loans and leases held for investment, excluding PPP loans, was primarily due to increases in commercial, commercial real estate, construction, residential mortgage loans and lease financings.

Table 5—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity schedule of the loan and lease portfolio at December 31, 2022. Loans with variable rates or floating interest rates include adjustable rate instruments that may have longer than one month, and in some instances, multiple years of a fixed rate interest period.

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years to Fifteen Years	Due After Fifteen Years
Loans and leases with fixed predetermined interest rates:
Commercial, financial and agricultural	$268,820	$18,243	$203,773	$42,902	$3,902
Paycheck Protection Program	2,147	—	2,147	—	—
Real estate-commercial	1,379,182	112,434	1,027,024	229,739	9,985
Real estate-construction	54,931	2,526	26,915	25,159	331
Real estate-residential secured for business purpose	230,853	28,565	178,078	24,210	—
Real estate-residential secured for personal purpose	62,864	2,446	11,816	12,789	35,813
Real estate-home equity secured for personal purpose	7,890	1,072	836	5,933	49
Loans to individuals	9,009	4,759	3,372	585	293
Lease financings	211,315	8,431	187,431	15,453	—
Loans and leases with fixed predetermined interest rates	$2,227,011	$178,476	$1,641,392	$356,770	$50,373

Loans and leases with variable or floating interest rates:
Commercial, financial and agricultural	$817,961	$723,741	$73,554	$20,666	$—
Real estate-commercial	1,648,773	900,749	672,715	74,121	1,188
Real estate-construction	326,880	205,883	41,408	58,266	21,323
Real estate-residential secured for business purpose	247,401	64,381	167,568	15,452	—
Real estate-residential secured for personal purpose	667,531	24,849	58,612	584,070	—
Real estate-home equity secured for personal purpose	168,809	167,698	1,111	—	—
Loans to individuals	18,864	18,583	5	276	—
Loans with variable or floating interest rates	$3,896,219	$2,105,884	$1,014,973	$752,851	$22,511
Total gross loans and leases held for investment	$6,123,230	$2,284,360	$2,656,365	$1,109,621	$72,884
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

At December 31, 2022, nonaccrual loans and leases and accruing troubled debt restructured loans were $13.4 million and had a related allowance for credit losses on loans and leases of $2.8 million. At December 31, 2021, nonaccrual loans and leases and accruing troubled debt restructured loans were $33.3 million and had a related allowance for credit losses on loans and leases of $11 thousand. During the second quarter, a nonaccrual commercial real estate loan was transferred to other real estate owned with an initial carrying value of $18.3 million. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the year ended December 31, 2022 were $3.9 million compared to net loan and lease charge-offs of $213 thousand for the year ended December 31, 2021.

Other real estate owned was $19.3 million at December 31, 2022, compared to $279 thousand at December 31, 2021 due to the transfer of a nonaccrual commercial real estate loan to other real estate owned noted above.

Table 6—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation's nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2022	2021	2020
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	$13,353	$33,210	$31,692
Accruing troubled debt restructured loans and lease modifications not included in the above	49	51	53
Accruing loans and leases, 90 days or more past due	875	498	1,392
Total nonperforming loans and leases	$14,277	$33,759	$33,137
Other real estate owned	19,258	279	7,355
Total nonperforming assets	$33,535	$34,038	$40,492

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$767	$758	$14,069

Loans and leases held for investment	$6,123,230	$5,310,017	$5,306,841
Allowance for credit losses, loans and leases	79,004	71,924	83,044

Allowance for credit losses, loans and leases / loans and leases held for investment	1.29%	1.35%	1.56%
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.22%	0.63%	0.60%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	591.66%	216.57%	262.03%

The following table provides additional information on the Corporation's nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2022	2021	2020	2019
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$13,353	$33,210	$31,692	$38,578
Nonaccrual loans and leases with partial charge-offs	928	1,429	4,227	1,966
Life-to-date partial charge-offs on nonaccrual loans and leases	448	536	2,377	1,320
Specific reserves on individually analyzed loans	2,765	11	585	2,108

Table 7—Loan Concentration

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description as of December 31, 2022:

(Dollars in thousands)	December 31, 2022
Industry Description	Total Outstanding Balance (excl PPP)	% of Commercial Loan Portfolio
CRE - Retail	$440,112	8.8%
Animal Production	340,877	6.9
CRE - Office	292,740	5.9
CRE - Multi-family	277,157	5.6
CRE - 1-4 Family Residential Investment	266,423	5.3
Hotels & Motels (Accommodation)	191,735	3.9
CRE - Industrial / Warehouse	174,357	3.5
Nursing and Residential Care Facilities	169,443	3.4
Education	163,310	3.3
Specialty Trade Contractors	153,422	3.1
Homebuilding (tract developers, remodelers)	149,935	3.0
Merchant Wholesalers, Durable Goods	136,707	2.7
Motor Vehicle and Parts Dealers	122,291	2.5
Credit Intermediation and Other Related Activities	114,124	2.3
CRE - Mixed-Use - Residential	109,812	2.2
Crop Production	91,597	1.8
Administrative and Support Services	79,600	1.6
CRE - Mixed-Use - Commercial	77,790	1.6
Religious Organizations, Advocacy Groups	74,980	1.5
Wood Product Manufacturing	74,913	1.5
Rental and Leasing Services	74,158	1.5
Food Manufacturing	73,755	1.5
Food Services and Drinking Places	68,056	1.4
Merchant Wholesalers, Nondurable Goods	63,539	1.3
Personal and Laundry Services	59,796	1.2
Repair and Maintenance	56,870	1.1
Fabricated Metal Product Manufacturing	55,546	1.1
Miniwarehouse / Self-Storage	55,543	1.1
Amusement, Gambling, and Recreation Industries	55,248	1.1
Private Equity & Special Purpose Entities	53,818	1.1
Truck Transportation	50,182	1.0
Industries with >$50 million in outstandings	$4,167,836	83.8%
Industries with <$50 million in outstandings	$806,965	16.2%
Total Commercial Loans	$4,974,801	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$730,395
Real Estate-Home Equity Secured for Personal Purpose	176,699
Loans to Individuals	27,873
Lease Financings	211,315
Total Consumer Loans and Lease Financings	$1,146,282

Total	$6,121,083

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial, financial and agricultural	$1,026,167	$323	0.03%	$909,682	$16	—%	$906,823	$1,139	0.13%
Paycheck Protection Program	7,939	—	—	281,484	—	—	342,920	—	—
Real estate-commercial	2,863,580	3,276	0.11	2,589,585	(204)	(0.01)	2,210,610	2,818	0.13
Real estate-construction	312,024	—	—	264,951	—	—	230,764	—	—
Real estate-residential secured for business purpose	427,849	(55)	(0.01)	399,926	147	0.04	377,192	113	0.03
Real estate-residential secured for personal purpose	626,102	—	—	521,240	—	—	464,967	181	0.04
Real estate-home equity secured for personal purpose	168,289	(38)	(0.02)	160,176	(64)	(0.04)	172,905	(15)	(0.01)
Loans to individuals	26,642	179	0.67	26,048	135	0.52	28,792	187	0.65
Lease financings	192,673	210	0.11	169,383	183	0.11	153,828	225	0.15
Total	$5,651,265	$3,895	0.07%	$5,322,475	$213	—%	$4,888,801	$4,648	0.10%

During the year ended December 31, 2022, the Corporation recorded charge-offs of $3.3 million related to two commercial real estate loans totaling $5.8 million. During the second quarter of 2020, the Corporation recorded a charge-off of $2.7 million related to one commercial real estate loan totaling $11.7 million.

Table 9—Allowance for Credit Losses On Loans and Leases

The following table summarizes the allocation of the allowance for credit losses on loans and leases, and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
	2022			2021
(Dollars in thousands)	ACL	% of ACL to Total ACL	% of Loans to Total Loans	ACL	% of ACL to Total ACL	% of Loans to Total Loans
Commercial, financial and agricultural	$16,916	21.4%	17.7%	$13,536	18.8%	18.0%
Paycheck Protection Program	4	—	—	2	—	0.6
Real estate-commercial	41,673	52.7	49.5	41,095	57.1	51.2
Real estate-construction	4,952	6.3	6.2	4,575	6.4	5.3
Real estate-residential secured for business purpose	7,054	8.9	7.8	6,482	9.0	7.7
Real estate-residential secured for personal purpose	3,685	4.7	11.9	2,403	3.3	10.2
Real estate-home equity secured for personal purpose	1,287	1.6	2.9	1,028	1.4	3.0
Loans to individuals	351	0.4	0.5	363	0.5	0.5
Lease financings	3,082	3.9	3.5	2,290	3.2	3.5
Unallocated	—	—	N/A	150	0.2	N/A
Total	$79,004	100.0%	100.0%	$71,924	100.0%	100.0%

At December 31, 2022, the allowance for credit losses on individually analyzed loans was $2.8 million, or 20.7% of the balance of individually analyzed loans of $13.4 million. At December 31, 2021, the allowance for credit losses on individually analyzed loans was $11 thousand, or 0.03% of the balance of individually analyzed loans of $33.1 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. There was no impairment of goodwill or identifiable intangibles recorded during 2020 through 2022. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Deposits	$5,913,526	$6,055,124	$(141,598)	(2.3)%
Short-term borrowings	197,141	20,106	177,035	880.5
Long-term debt	95,000	95,000	—	—
Subordinated notes	148,260	98,874	49,386	49.9
Operating lease liabilities	33,153	33,453	(300)	(0.9)
Accrued interest payable and other liabilities	58,436	46,070	12,366	26.8
Total liabilities	$6,445,516	$6,348,627	$96,889	1.5%

Deposits

Total deposits decreased $141.6 million, or 2.3%, from December 31, 2021, primarily due to decreases in commercial, consumer and public fund deposits partially offset by an increase in brokered deposits. The decrease in deposits was primarily driven by our customers effectively deploying excess liquidity related to pandemic linked stimulus funds.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Noninterest-bearing deposits	$2,068,086	$1,891,330	$1,599,333
Interest-bearing checking deposits	884,656	850,713	692,049
Money market savings	1,389,226	1,366,762	1,113,039
Regular savings	1,056,019	983,752	874,366
Time deposits	443,845	498,638	572,103
Total average deposits	$5,841,832	$5,591,195	$4,850,890

At December 31, 2022 and 2021, the Corporation had $3.3 billion and $3.4 billion, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2022 and 2021, the Corporation had $95.0 million and $119.9 million, respectively, in time deposits in excess of $250,000 maturing disclosed in the table below. Brokered deposits in the amount of $35.3 million at December 31, 2022 are not included in time deposits more than $250,000. There were no brokered time deposits at December 31, 2021.

(Dollars in thousands)	For the Years Ended December, 31
Maturity Period	2022	2021
Due Three Months or Less	$18,689	$14,405
Due Over Three Months to Six Months	24,285	34,270
Due Over Six Months to Twelve Months	33,119	36,296
Due Over Twelve Months	18,899	34,924
Total	$94,992	$119,895

Borrowings

Total borrowings increased $226.4 million from December 31, 2021 due to an increase of $125.0 million in short-term FHLB overnight borrowings, $60.0 million in federal funds purchased and $50.0 million in fixed-to-floating rate subordinated notes issued by the Corporation in the fourth quarter of 2022.

Short-term borrowings at December 31, 2022 included $125.0 million in short-term FHLB overnight borrowings, $60.0 million in federal funds purchased and $12.1 million of customer repurchase agreements. Long-term debt at December 31, 2022 included $95.0 million of FHLB advances and $148.3 million of subordinated notes. At December 31, 2022 and 2021, the Bank had outstanding short-term letters of credit with the FHLB totaling $690.5 million and $831.8 million, respectively, which were utilized to collateralize public fund deposits.

Other Liabilities

Other liabilities increased $12.4 million, or 26.8%, from December 31, 2021, primarily due to change in fair value of derivatives of $8.4 million. In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge. At December 31, 2022, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $8.6 million.

SHAREHOLDERS' EQUITY

The following table presents total shareholders' equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	300,808	299,181	1,627	0.5
Retained earnings	428,637	375,124	53,513	14.3
Accumulated other comprehensive (loss) income	(62,104)	(16,353)	(45,751)	279.8
Treasury stock	(48,625)	(41,942)	(6,683)	15.9
Total shareholders' equity	$776,500	$773,794	$2,706	0.3%

The increase in shareholders' equity at December 31, 2022 of $2.7 million from December 31, 2021 was primarily related to an increase in retained earnings of $53.5 million. Retained earnings was impacted by net income of $78.1 million, partially offset by $24.4 million of cash dividends paid during the year. Accumulated other comprehensive loss increased by $45.8 million, primarily attributable to decreases in the fair value of available-for-sale investment securities of $38.8 million, net of tax and a decrease in the fair value of derivatives of $6.8 million, net of tax. Treasury stock increased by $6.7 million, primarily related to purchases of $11.4 million under the Corporation's share repurchase program, offset by $4.7 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 23, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

The Banking segment reported pre-tax income of $93.4 million in 2022, $112.3 million in 2021 and $53.3 million in 2020. See the section of this MD&A under the heading "Results of Operations" and "Financial Condition" for a discussion of the key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $8.0 million in 2022, $9.2 million in 2021 and $7.3 million in 2020, which included noninterest income of $27.7 million in 2022, $27.5 million in 2021 and $23.8 million in 2020. The pre-tax income decreased from 2021 primarily due to an increase in interest expense of $1.1 million on trust deposits as a result of the current interest rate environment. Noninterest income increased slightly from 2021 primarily driven by new client relationships offset by the impact of decreased assets under management and supervision driven by unfavorable market conditions. Noninterest income increased in 2021 from 2020 due to increased assets under management and supervision driven by favorable market conditions and new client relationships. Wealth Management assets under management and supervision were $4.2 billion as of December 31, 2022, $4.9 billion as of December 31, 2021 and $4.1 billion as of December 31, 2020.

The Insurance segment reported pre-tax income of $3.3 million in 2022, $3.4 million in 2021 and $4.1 million in 2020, which included noninterest income of $19.9 million in 2022, $17.0 million in 2021 and $16.7 million in 2020. The increase in noninterest income in 2022 compared to 2021 was driven by incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021. The decrease in pre-tax income in 2022 compared to 2021 was primarily due to increases in salary expense as we continue to invest in revenue producing positions and increases in intangible expense amortization related to the previously referenced insurance agency acquisition. The decrease in pre-tax income in 2021 compared to 2020 was primarily due to increases in salary expense as we continue to invest in revenue producing positions.

Capital Adequacy

Capital guidelines assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2.

At December 31, 2022, the Corporation had a Tier 1 risk-based capital ratio of 10.37% and total risk-based capital ratio of 13.67%. At December 31, 2021, the Corporation had a Tier 1 capital ratio of 11.08% and total risk-based capital ratio of 13.77%. The Corporation continues to be in the "well-capitalized" category under regulatory standards. Details on the capital ratios can be found in Note 21, "Regulatory Matters," included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

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

Table 11—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation's gap analysis at December 31, 2022:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$84,176	$84,176
Interest-earning deposits with other banks	68,623	—	—	—	—	68,623
Investment securities, net of allowance for credit losses	72,362	34,447	184,377	260,443	(44,067)	507,562
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	33,841	33,841
Loans held for sale	5,037	—	—	—	—	5,037
Loans and leases, net of allowance for credit losses	2,176,013	381,766	2,557,958	1,019,940	(91,451)	6,044,226
Other assets	—	—	—	—	478,551	478,551
Total assets	$2,322,035	$416,213	$2,742,335	$1,280,383	$461,050	$7,222,016
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$2,047,263	$2,047,263
Interest-bearing demand deposits	2,321,748	—	—	—	—	2,321,748
Savings deposits	1,025,431	—	—	—	—	1,025,431
Time deposits	80,072	226,409	209,044	3,559	—	519,084
Borrowings	220,401	10,000	210,000	—	—	440,401
Other liabilities	—	—	—	—	91,589	91,589
Shareholders' equity	—	—	—	—	776,500	776,500
Total liabilities and shareholders' equity	$3,647,652	$236,409	$419,044	$3,559	$2,915,352	$7,222,016
Interest rate swaps	$(250,000)	$—	$—	$—	$—
Incremental gap	$(1,575,617)	$179,804	$2,323,291	$1,276,824	$(2,454,302)
Cumulative gap	$(1,575,617)	$(1,395,813)	$927,478	$2,204,302
Cumulative gap as a percentage of interest-earning assets	(23.3%)	(20.7%)	13.7%	32.7%

The table above indicates that the Corporation should anticipate a greater amount of liabilities repricing than assets in the next twelve months. However, this table and analysis is limited as it does not take into account the magnitude of repricing due to rate changes.

Table 12—Net Interest Income - Summary of Earnings at Risk Simulation

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

The changes to net interest income are shown in the below table at December 31, 2022. The results suggest the Corporation's year-end balance sheet is slightly asset sensitive as net interest income is projected to increase in a rising rate environment. Actual results will likely be different than modeled due to numerous factors, including interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+200 basis points	$7,930	3.16%
+100 basis points	1,309	0.52
-100 basis points	(13,560)	(5.40)
-200 basis points	(24,347)	(9.70)

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

The Corporation originates fixed-rate and adjustable-rate residential mortgage loans that are secured by the underlying 1- to 4-family residential properties for personal purposes. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio are generally insured by private mortgage insurance.

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

Item 8.    Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Page
Report of Independent Registered Public Accounting Firm	44
Auditor Name: KPMG, LLP
Auditor Location: Philadelphia, PA
Auditor Firm ID: 185

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of the allowance for credit losses related to pooled loans

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases was $79.0 million as of December 31, 2022, a portion of which is related to pooled loans (the collective ACL). The Company utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its collective ACL balance. The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. The Company estimated the collective ACL using a model that incorporates probability of default (PD) and loss given default (LGD) components. The PD model component incorporates economic factors into forecasting within the DCF model utilizing a method which generates PD rate inputs by analyzing how one or more of the economic factors, chosen based on statistical correlation to a loan pool’s performance, change the default rate using a statistical regression analysis. The reasonable and supportable forecasts and scenarios are based on the projected performance of the selected economic variables which are sourced from a third party. Management evaluated the likelihood of each scenario to determine a reasonable and supportable forecast, including the relevant economic factors (loss driver selection). Management utilizes a four quarter forecast period followed by a four quarter reversion to historical averages. The LGD model component is determined utilizing an estimation technique that derives a LGD input from segment specific risk curves that correlate LGD with PD. The effective interest rate of the underlying loans of the Company serves as the discount rate applied to the expected periodic cash flows. The collective ACL estimate also included consideration of the need for qualitative adjustments related to factors that are not fully captured in the quantitative model.

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
Philadelphia, Pennsylvania
February 24, 2023

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2022	2021

ASSETS
Cash and due from banks	$84,176	$49,202
Interest-earning deposits with other banks	68,623	840,948
Cash and cash equivalents	152,799	890,150
Investment securities held-to-maturity (fair value $134,068 and $178,402 at December 31, 2022 and 2021, respectively)	154,727	176,983
Investment securities available-for-sale (amortized cost $402,111 and $319,474, net of allowance for credit losses of $1,140 and $929 at December 31, 2022 and 2021, respectively)	350,256	317,007
Investments in equity securities	2,579	2,999
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	33,841	28,186
Loans held for sale	5,037	21,600
Loans and leases held for investment	6,123,230	5,310,017
Less: Allowance for credit losses, loans and leases	(79,004)	(71,924)
Net loans and leases held for investment	6,044,226	5,238,093
Premises and equipment, net	50,939	56,882
Operating lease right-of-use asset	30,059	30,407
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	11,384	11,848
Bank owned life insurance	120,297	118,699
Accrued interest receivable and other assets	90,362	54,057
Total assets	$7,222,016	$7,122,421
LIABILITIES
Noninterest-bearing deposits	$2,047,263	$2,065,423
Interest-bearing deposits	3,866,263	3,989,701
Total deposits	5,913,526	6,055,124
Short-term borrowings	197,141	20,106
Long-term debt	95,000	95,000
Subordinated notes	148,260	98,874
Operating lease liabilities	33,153	33,453
Accrued interest payable and other liabilities	58,436	46,070
Total liabilities	6,445,516	6,348,627
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2022 and 2021; 31,556,799 shares issued at December 31, 2022 and 2021; 29,271,915 and 29,500,542 shares outstanding at December 31, 2022 and 2021, respectively	157,784	157,784
Additional paid-in capital	300,808	299,181
Retained earnings	428,637	375,124
Accumulated other comprehensive loss, net of tax benefit	(62,104)	(16,353)
Treasury stock, at cost; 2,284,884 and 2,056,257 shares at December 31, 2022 and 2021, respectively	(48,625)	(41,942)
Total shareholders' equity	776,500	773,794
Total liabilities and shareholders' equity	$7,222,016	$7,122,421
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020

Interest income
Interest and fees on loans and leases	$237,156	$201,347	$193,105
Interest and dividends on investment securities:
Taxable	11,432	6,136	7,842
Exempt from federal income taxes	58	170	678
Interest on deposits with other banks	1,920	661	574
Interest and dividends on other earning assets	1,627	1,417	1,746
Total interest income	252,193	209,731	203,945
Interest expense
Interest on demand deposits	18,845	5,581	7,724
Interest on savings deposits	1,269	1,114	2,057
Interest on time deposits	5,308	6,178	9,835
Interest on short-term borrowings	1,389	8	327
Interest on long-term debt and subordinated notes	7,085	8,467	9,641
Total interest expense	33,896	21,348	29,584
Net interest income	218,297	188,383	174,361
Provision (reversal of provision) for credit losses	12,198	(10,132)	40,794
Net interest income after provision for credit losses	206,099	198,515	133,567
Noninterest income
Trust fee income	7,743	8,403	7,703
Service charges on deposit accounts	6,175	5,504	4,845
Investment advisory commission and fee income	19,748	18,936	15,944
Insurance commission and fee income	19,065	16,357	16,087
Other service fee income	12,425	10,275	7,543
Bank owned life insurance income	3,787	3,981	2,940
Net gain on sales of investment securities	30	145	871
Net gain on mortgage banking activities	4,412	15,141	16,442
Other income	4,500	4,482	5,953
Total noninterest income	77,885	83,224	78,328
Noninterest expense
Salaries, benefits and commissions	115,806	104,191	93,208
Net occupancy	10,193	10,397	10,358
Equipment	3,904	3,899	3,841
Data processing	15,215	12,743	11,333
Professional fees	9,332	7,687	5,338
Marketing and advertising	2,462	2,063	1,975
Deposit insurance premiums	3,075	2,712	2,591
Intangible expenses	1,293	979	1,216
Restructuring charges	184	—	1,439
Other expense	25,310	22,738	23,699
Total noninterest expense	186,774	167,409	154,998
Income before income taxes	97,210	114,330	56,897
Income tax expense	19,090	22,529	9,981
Net income	$78,120	$91,801	$46,916
Net income per share:
Basic	$2.66	$3.12	$1.60
Diluted	2.64	3.11	1.60
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2022			2021			2020
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$97,210	$19,090	$78,120	$114,330	$22,529	$91,801	$56,897	$9,981	$46,916
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(49,358)	(10,365)	(38,993)	292	61	231	2,346	493	1,853
Provision for credit losses	211	44	167	60	13	47	569	119	450
Less: reclassification adjustment for net gains on sales realized in net income (1)	(30)	(6)	(24)	(145)	(30)	(115)	(871)	(183)	(688)
Total net unrealized (losses) gains on available-for-sale investment securities	(49,177)	(10,327)	(38,850)	207	44	163	2,044	429	1,615
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(7,925)	(1,665)	(6,260)	28	6	22	(553)	(116)	(437)
Less: reclassification adjustment for net (gains) losses realized in net income (2)	(521)	(109)	(412)	304	64	240	254	53	201
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(8,446)	(1,774)	(6,672)	332	70	262	(299)	(63)	(236)
Defined benefit pension plans:
Net unrealized (losses) gains arising during the period	(1,162)	(244)	(918)	5,476	1,150	4,326	(3,772)	(792)	(2,980)
Less: amortization of net actuarial loss included in net periodic pension costs (3)	873	184	689	1,316	276	1,040	1,202	252	950
Total defined benefit pension plans	(289)	(60)	(229)	6,792	1,426	5,366	(2,570)	(540)	(2,030)
Other comprehensive (loss) income	(57,912)	(12,161)	(45,751)	7,331	1,540	5,791	(825)	(174)	(651)
Total comprehensive income	$39,298	$6,929	$32,369	$121,661	$24,069	$97,592	$56,072	$9,807	$46,265
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

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2019	29,334,629	$157,784	$294,999	$288,803	$(21,730)	$(44,734)	$675,122

Adjustment to initially apply ASU No. 2016-13 for CECL	—	—	—	(11,284)	237	—	(11,047)
Net income	—	—	—	46,916	—	—	46,916
Other comprehensive loss, net of income tax benefit	—	—	—	—	(651)	—	(651)
Cash dividends declared ($0.60 per share)	—	—	—	(17,522)	—	—	(17,522)
Stock-based compensation	—	—	1,367	(14)	—	—	1,353
Stock issued under dividend reinvestment and employee stock purchase plans	140,721	—	(197)	—	—	2,566	2,369
Vesting of restricted stock units, net of shares withheld to cover taxes	13,175	—	(346)	—	—	276	(70)
Exercise of stock options	21,500	—	(55)	—	—	439	384
Cancellations of performance-based restricted stock awards	(14,777)	—	418	—	—	(418)	—
Purchases of treasury stock	(200,196)	—	—	—	—	(4,382)	(4,382)
Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472

Net income	—	—	—	91,801	—	—	91,801
Other comprehensive income, net of income tax	—	—	—	—	5,791	—	5,791
Cash dividends declared ($0.80 per share)	—	—	—	(23,519)	—	—	(23,519)
Stock-based compensation	—	—	3,513	(56)	—	—	3,457
Stock issued under dividend reinvestment and employee stock purchase plans	86,187	—	153	(1)	—	2,232	2,384
Vesting of restricted stock units, net of shares withheld to cover taxes	43,963	—	(1,153)	—	—	798	(355)
Exercise of stock options	93,033	—	155	—	—	1,903	2,058
Cancellations of performance-based restricted stock awards	(7,199)	—	327	—	—	(327)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794

Net income	—	—	—	78,120	—	—	78,120
Other comprehensive loss, net of income tax benefit	—	—	—	—	(45,751)	—	(45,751)
Cash dividends declared ($0.83 per share)	—	—	—	(24,399)	—	—	(24,399)
Stock-based compensation	—	—	3,989	(208)	—	—	3,781
Stock issued under dividend reinvestment and employee stock purchase plans	96,366	—	169	—	—	2,372	2,541
Vesting of restricted stock units, net of shares withheld to cover taxes	92,073	—	(2,551)	—	—	1,648	(903)
Exercise of stock options	32,934	—	20	—	—	678	698
Purchases of treasury stock	(450,000)	—	—	—	—	(11,381)	(11,381)
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$78,120	$91,801	$46,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses	12,198	(10,132)	40,794
Depreciation of premises and equipment	4,465	4,662	4,780
Net gain on sales of investment securities	(30)	(145)	(871)
Net gain on mortgage banking activities	(4,412)	(15,141)	(16,442)
Bank owned life insurance income	(3,787)	(3,981)	(2,940)
Net amortization of investment securities premiums and discounts	1,462	2,676	2,594
Amortization, fair market value adjustments and capitalization of servicing rights	(693)	(1,470)	218
Net (accretion) amortization of acquisition accounting fair value adjustments	(130)	(144)	42
Stock-based compensation	4,120	3,698	1,480
Intangible expenses	1,293	979	1,216
Other adjustments to reconcile net income to cash used in by operating activities	(4,094)	(4,963)	(5,485)
Deferred tax (benefit) expense	(545)	3,553	(9,854)
Originations of loans held for sale	(233,634)	(495,710)	(484,842)
Proceeds from the sale of loans held for sale	255,240	527,855	468,070
Contributions to pension and other postretirement benefit plans	(252)	(265)	(270)
Increase in accrued interest receivable and other assets	(5,859)	(3,131)	(2,835)
Increase in accrued interest payable and other liabilities	5,993	2,195	8,608
Net cash provided by operating activities	109,455	102,337	51,179
Cash flows from investing activities:
Net cash paid due to acquisitions	—	(3,820)	—
Proceeds from sale of premises and equipment	6,845	—	4
Purchases of premises and equipment	(5,221)	(5,878)	(3,753)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	32,021	64,583	81,850
Proceeds from maturities, calls and principal repayments of securities available-for-sale	31,600	50,431	54,758
Proceeds from sales of securities available-for-sale	1,530	4,636	66,421
Purchases of investment securities held-to-maturity	(10,428)	(91,979)	(43,115)
Purchases of investment securities available-for-sale	(116,599)	(154,270)	(91,273)
Proceeds from sales of money market mutual funds	4,015	7,328	12,297
Purchases of money market mutual funds	(3,793)	(6,887)	(13,139)
Net (increase) decrease in other investments	(5,655)	(3)	71
Proceeds from sale of loans originally held-for-investment	2,500	996	14,416
Net increase in loans and leases	(836,616)	(2,171)	(947,204)
Proceeds from sales of other real estate owned	—	7,255	1,275
Proceeds from bank owned life insurance	2,189	3,000	—
Net cash used in investing activities	(897,612)	(126,779)	(867,392)
Cash flows from financing activities:
Net (decrease) increase in deposits	(141,628)	812,375	882,625
Net increase (decrease) in short-term borrowings	177,035	2,200	(774)
Proceeds from issuance of long-term debt	—	—	125,000
Repayment of long-term debt	—	(15,000)	(165,000)
Proceeds from issuance of subordinated notes	50,000	—	100,000
Subordinated notes issuance costs	(949)	—	(1,552)
Repayment of subordinated notes	—	(85,000)	(10,000)
Payment of contingent consideration on acquisitions	—	(58)	(121)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(903)	(355)	(70)
Purchases of treasury stock	(11,381)	(295)	(4,382)
Stock issued under dividend reinvestment and employee stock purchase plans	2,541	2,384	2,369
Proceeds from exercise of stock options	698	2,058	384
Cash dividends paid	(24,607)	(23,575)	(17,536)

Net cash provided by financing activities	50,806	694,734	910,943
Net (decrease) increase in cash and cash equivalents	(737,351)	670,292	94,730
Cash and cash equivalents at beginning of year	890,150	219,858	125,128
Cash and cash equivalents at end of period	$152,799	$890,150	$219,858

	For the Years Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$32,668	$21,824	$29,233
Cash paid for income taxes, net of refunds	11,859	26,589	17,316
Non cash transactions:
Transfer of loans to other real estate owned	$18,325	$126	$8,405
Transfer of loans to loans held for sale	2,500	996	14,416
Contingent consideration recorded as goodwill	—	1,618	—
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
The Bank serves 13 counties in the Southeastern and Central regions of Pennsylvania, three counties in New Jersey and recently expanded into Western Pennsylvania and Maryland. Additionally, the Bank provides banking services to the residents and employees of 14 retirement communities,

Principles of Consolidation

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

Earnings per Share

The Corporation uses the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under the Corporation's equity incentive plans are participating shares with nonforfeitable rights to dividends. Restricted stock awards granted prior to January 1, 2019 represent participating shares. Restricted stock units granted subsequent to January 1, 2019 do not contain nonforfeitable dividend rights and are therefore not participating shares. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Potential common shares that may be issued by the Corporation relate to outstanding stock options and restricted stock units, and are determined using the treasury stock method. Diluted earnings per share reflect additional common shares that would have been outstanding if options on common shares had been exercised and restricted stock units had vested and the hypothetical repurchases of shares to find such restricted stock units, under the treasury stock method, is less than the average restricted stock units outstanding for the periods presented. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value. Antidilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, exceeding the average restricted stock units outstanding for the periods presented.

Cash and Cash Equivalents

The Corporation has defined those items included in the caption "Cash and due from banks" and "Interest-earning deposits with other banks" as cash and cash equivalents. Interest-earning deposits with other banks consist of deposit accounts with other financial institutions. At times, such balances exceed the FDIC limits for insurance coverage.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of estimated income taxes. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Securities purchased with the intention of recognizing short-term profits are placed in a trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2022 or 2021.

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

The Corporation measures expected credit losses on held-to-maturity debt securities, which are comprised of residential mortgage-backed securities. The Corporation's residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $330 thousand at December 31, 2022 and is included within Accrued interest receivable and other assets. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Corporation obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario, or a combination of scenarios, in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.0 million at December 31, 2022 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

At December 31, 2022 and 2021, the Bank held $14.9 million and $14.6 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the Federal Home Loan Bank (FHLB), and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held $18.8 million and $13.5 million of FHLB stock at December 31, 2022 and 2021, respectively. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and periodically evaluated for impairment based on ultimate recovery of par value. The Corporation determined there was no impairment of its investments in these stocks at December 31, 2022 or 2021.

Loans Held for Sale

The Corporation may elect the fair value option for loans intended for sale in the secondary market. This election is made on a loan level basis at the time of origination. If the fair value option is not elected, loans held for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2022 and 2021, loans held for sale were accounted for under the fair value option. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.

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

A loan or lease is classified as a troubled debt restructuring when a concession has been granted to an existing borrower experiencing financial difficulties. The Corporation grants concessions to existing borrowers primarily related to extensions of interest-only payment periods and, occasionally, payment modifications. These modifications typically are for up to one year. The goal when restructuring a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than 90 days past due.

Accrued interest receivable on loans and leases held for investment totaled $20.9 million at December 31, 2022 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses (ACL) on loans and leases is a valuation account that is used to present the net amount expected to be collected on a loan or lease. The ACL on loans and leases is measured on a collective (pooled) basis when similar risk characteristics exist. The ACL on loans and leases is adjusted through a provision for credit losses as a charge against, or credit to, earnings. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and any subsequent recoveries are credited to the ACL on loans and leases. Management evaluates the ACL on loans and leases on a quarterly basis and when changes in the reserve are necessary, an adjustment is made. The ACL on loans and leases is included within Allowance for credit losses, loans and leases on the consolidated balance sheet. Changes in the ACL on loans and leases are recorded within Provision for credit losses on the consolidated statements of income.

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

Probability of Default (PD)

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selects economic factors for each loan pool that have strong correlations to historical default rates, and reviews the economic factors selected on an annual basis. For the period ended December 31, 2022, the factors management selected were unemployment rate, GDP, and housing pricing index.

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

Premises and Equipment

Land is stated at cost, and premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the expected life of the related lease or the remaining estimated useful life of the asset. The estimated useful life for new buildings constructed on land owned is forty years. For new buildings constructed on leased land or land improvements, the estimated useful life is the initial term. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts.

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

Other Real Estate Owned

Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals, letters of intent or agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in Other income. OREO is reported in Accrued interest receivable and other assets on the consolidated balance sheet.

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

Lease Liabilities and Right-of-Use Assets

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2022, the Corporation's leases have remaining terms of 14 months to 21 years.

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

Recent Accounting Pronouncements Yet to Be Adopted

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022 or January 1, 2023 for the Corporation, including interim periods within those fiscal years for entities that have adopted CECL. The Corporation will adopt this guidance on a modified retrospective basis effective January 1, 2023. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements. Updated disclosure requirements related to the adoption of this guidance will be reflected in the March 31, 2023 Form 10-Q.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2022	2021	2020
Numerator:
Net income	$78,120	$91,801	$46,916
Net income allocated to unvested restricted stock awards	—	(26)	(69)
Net income allocated to common shares	$78,120	$91,775	$46,847
Denominator:
Weighted average shares outstanding	29,393	29,403	29,244
Average unvested restricted stock awards	—	(8)	(46)
Denominator for basic earnings per share—weighted-average shares outstanding	29,393	29,395	29,198
Effect of dilutive securities—employee stock options and restricted stock units	158	159	70
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,551	29,554	29,268
Basic earnings per share	$2.66	$3.12	$1.60
Diluted earnings per share	$2.64	$3.11	$1.60
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	245	277	491

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The average balances of cash on deposit at the Federal Reserve Bank of Philadelphia were $317.7 million and $471.7 million for the years ended December 31, 2022 and 2021, respectively. There were no reserve requirements at December 31, 2022 or 2021 as a result of the Federal Reserve Board maintaining the reserve requirement ratios at zero.

The Corporation maintains interest-earning deposit accounts at other financial institutions that may present collateral requirements for credit derivatives and interest rate swap agreements. At December 31, 2022, the Corporation pledged $8.6 million of cash to secure the $250 million cash flow hedge, but zero cash pledged for credit derivatives. At December 31, 2021, the Corporation had $100 thousand of cash pledged for interest rate swap agreements. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Investment Securities

The following tables show the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at December 31, 2022 and 2021, by contractual maturity within each type:

	At December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,654	$—	$(70)	$—	$1,584
After 5 years to 10 years	6,076	—	(342)	—	5,734
Over 10 years	146,997	—	(20,247)	—	126,750
	154,727	—	(20,659)	—	134,068
Total	$154,727	$—	$(20,659)	$—	$134,068
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,327	$—	$(42)	$—	$2,285
	2,327	—	(42)	—	2,285
Residential mortgage-backed securities:
After 1 year to 5 years	864	—	(37)	—	827
After 5 years to 10 years	10,399	—	(815)	—	9,584
Over 10 years	294,261	7	(41,291)	—	252,977
	305,524	7	(42,143)	—	263,388
Collateralized mortgage obligations:
After 5 years to 10 years	324	—	(22)	—	302
Over 10 years	2,257	—	(237)	—	2,020
	2,581	—	(259)	—	2,322
Corporate bonds:
Within 1 year	1,000	—	—	—	1,000
After 1 year to 5 years	30,679	3	(1,516)	(152)	29,014
After 5 years to 10 years	60,000	—	(6,765)	(988)	52,247
	91,679	3	(8,281)	(1,140)	82,261
Total	$402,111	$10	$(50,725)	$(1,140)	$350,256

	At December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
Within 1 year	$6,999	$34	$—	$—	$7,033
	6,999	34	—	—	7,033
Residential mortgage-backed securities:
After 5 years to 10 years	5,208	194	—	—	5,402
Over 10 years	164,776	2,175	(984)	—	165,967
	169,984	2,369	(984)	—	171,369
Total	$176,983	$2,403	$(984)	$—	$178,402
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,326	$7	$—	$—	$2,333
	2,326	7	—	—	2,333
Residential mortgage-backed securities:
Within 1 year	31	—	—	—	31
After 1 year to 5 years	153	5	—	—	158
After 5 years to 10 years	2,286	82	—	—	2,368
Over 10 years	220,153	671	(2,276)	—	218,548
	222,623	758	(2,276)	—	221,105
Collateralized mortgage obligations:
After 5 years to 10 years	481	7	—	—	488
Over 10 years	2,813	—	(23)	—	2,790
	3,294	7	(23)	—	3,278
Corporate bonds:
Within 1 year	2,500	4	—	—	2,504
After 1 year to 5 years	28,731	755	(67)	(51)	29,368
After 5 years to 10 years	60,000	—	(703)	(878)	58,419
	91,231	759	(770)	(929)	90,291
Total	$319,474	$1,531	$(3,069)	$(929)	$317,007

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

Securities with a carrying value of $429.4 million and $281.7 million at December 31, 2022 and 2021, respectively, were pledged to secure public funds deposits and other contractual obligations. There were no pledged securities to secure credit derivatives and interest rate swaps at December 31, 2022. Securities of $23.0 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2021. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Securities available-for-sale:
Proceeds from sales	$1,530	$4,636	$66,421
Gross realized gains on sales	30	145	885
Gross realized losses on sales	—	—	14
Tax expense related to net realized gains on sales	6	30	183

At December 31, 2022 and 2021, there were no reportable investments in any single issuer representing more than 10% of shareholders' equity.
The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2022 and 2021, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Total	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Securities Available-for-Sale
State and political subdivisions	$1,255	$(42)	$—	$—	$1,255	$(42)
Residential mortgage-backed securities	128,831	(13,843)	133,902	(28,300)	262,733	(42,143)
Collateralized mortgage obligations	302	(22)	2,020	(237)	2,322	(259)
Corporate bonds	500	(1)	—	—	500	(1)
Total	$130,888	$(13,908)	$135,922	$(28,537)	$266,810	$(42,445)

At December 31, 2021
Securities Held-to-Maturity
Residential mortgage-backed securities	$89,837	$(984)	$—	$—	$89,837	$(984)
Total	$89,837	$(984)	$—	$—	$89,837	$(984)
Securities Available-for-Sale
Residential mortgage-backed securities	$164,326	$(1,816)	$12,097	$(460)	$176,423	$(2,276)
Collateralized mortgage obligations	2,790	(23)	—	—	2,790	(23)
Corporate bonds	779	(1)	—	—	779	(1)
Total	$167,895	$(1,840)	$12,097	$(460)	$179,992	$(2,300)

At December 31, 2022, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $134.1 million, including unrealized losses of $20.7 million. These holdings were comprised of 84 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended December 31, 2022 or 2021. Accrued interest receivable on held-to-maturity debt securities totaled $330 thousand at December 31, 2022 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At December 31, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $266.8 million, including unrealized losses of $42.4 million. These holdings were comprised of (1) 107 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, (3) one state and political subdivisions bond and (4) one investment grade corporate bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.0 million at December 31, 2022 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the years ended December 31, 2022 and 2021 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
For the Year Ended December 31, 2022
Securities Available-for-Sale
Beginning balance	$(929)
Additions for securities for which no previous expected credit losses were recognized	(153)
Change in securities for which a previous expected credit loss was recognized	(58)
Ending balance	$(1,140)

For the Year Ended December 31, 2021
Securities Available-for-Sale
Beginning balance	$(869)
Additions for securities for which no previous expected credit losses were recognized	(44)
Change in securities for which a previous expected credit loss was recognized	(16)
Ending balance	$(929)

At December 31, 2022, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $80.8 million, including unrealized losses of $9.4 million, and allowance for credit losses of $1.1 million. These holdings were comprised of 39 investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $198 thousand net loss and a $161 thousand net gain on equity securities during the years ended December 31, 2022 and 2021, respectively, in other noninterest income. There were no sales of equity securities during the years ended December 31, 2022 or 2021.

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2022	2021
Commercial, financial and agricultural	$1,086,781	$956,396
Paycheck Protection Program	2,147	31,748
Real estate-commercial	3,027,955	2,718,535
Real estate-construction	381,811	283,918
Real estate-residential secured for business purpose	478,254	409,900
Real estate-residential secured for personal purpose	730,395	540,566
Real estate-home equity secured for personal purpose	176,699	158,909
Loans to individuals	27,873	25,504
Lease financings	211,315	184,541
Total loans and leases held for investment, net of deferred income	6,123,230	5,310,017
Less: Allowance for credit losses, loans and leases	(79,004)	(71,924)
Net loans and leases held for investment	$6,044,226	$5,238,093

Imputed interest on lease financings, included in the above table	$(21,932)	$(19,104)
Net deferred costs, included in the above table	6,053	3,408
Overdraft deposits included in the above table	93	4,268

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at December 31, 2022 and 2021:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2022
Commercial, financial and agricultural	$1,616	$343	$—	$1,959	$1,079,750	$1,081,709	$5,072	$1,086,781
Paycheck Protection Program	—	—	—	—	2,147	2,147	—	2,147
Real estate—commercial real estate and construction:
Commercial real estate	3,281	290	20	3,591	3,019,827	3,023,418	4,537	3,027,955
Construction	315	—	—	315	381,496	381,811	—	381,811
Real estate—residential and home equity:
Residential secured for business purpose	375	203	263	841	476,400	477,241	1,013	478,254
Residential secured for personal purpose	4,127	162	319	4,608	723,798	728,406	1,989	730,395
Home equity secured for personal purpose	953	225	—	1,178	174,781	175,959	740	176,699
Loans to individuals	32	153	39	224	27,649	27,873	—	27,873
Lease financings	3,555	341	234	4,130	207,183	211,313	2	211,315
Total	$14,254	$1,717	$875	$16,846	$6,093,031	$6,109,877	$13,353	$6,123,230

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2021
Commercial, financial and agricultural	$3,407	$894	$—	$4,301	$951,647	$955,948	$448	$956,396
Paycheck Protection Program	367	—	—	367	31,381	31,748	—	31,748
Real estate—commercial real estate and construction:
Commercial real estate	234	—	—	234	2,690,401	2,690,635	27,900	2,718,535
Construction	—	—	—	—	283,918	283,918	—	283,918
Real estate—residential and home equity:
Residential secured for business purpose	542	—	216	758	406,955	407,713	2,187	409,900
Residential secured for personal purpose	2,976	162	—	3,138	535,379	538,517	2,049	540,566
Home equity secured for personal purpose	646	129	—	775	157,589	158,364	545	158,909
Loans to individuals	90	27	180	297	25,207	25,504	—	25,504
Lease financings	774	397	102	1,273	183,187	184,460	81	184,541
Total	$9,036	$1,609	$498	$11,143	$5,265,664	$5,276,807	$33,210	$5,310,017

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2022 and 2021.

	At December 31,
	2022				2021
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$5,072	$—	$—	$5,072	$448	$—	$—	$448
Real estate—commercial real estate and construction:
Commercial real estate	4,537	—	20	4,557	27,900	—	—	27,900
Real estate—residential and home equity:
Residential secured for business purpose	1,013	—	263	1,276	2,187	—	216	2,403
Residential secured for personal purpose	1,989	—	319	2,308	2,049	—	—	2,049
Home equity secured for personal purpose	740	49	—	789	545	51	—	596
Loans to individuals	—	—	39	39	—	—	180	180
Lease financings	2	—	234	236	81	—	102	183
Total	$13,353	$49	$875	$14,277	$33,210	$51	$498	$33,759
 * Includes nonaccrual troubled debt restructured loans of $767 thousand and $758 thousand at December 31, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of December 31, 2022 and 2021.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans 90 Days or more Past Due and Accruing Interest
At December 31, 2022
Commercial, financial and agricultural	$225	$4,847	$5,072	$—
Real estate-commercial	4,537	—	4,537	20
Real estate-residential secured for business purpose	1,013	—	1,013	263
Real estate-residential secured for personal purpose	1,989	—	1,989	319
Real estate-home equity secured for personal purpose	740	—	740	—
Loans to individuals	—	—	—	39
Lease financings	—	2	2	234
Total	$8,504	$4,849	$13,353	$875
At December 31, 2021
Commercial, financial and agricultural	$448	$—	$448	$—
Real estate-commercial	27,818	82	27,900	—
Real estate-residential secured for business purpose	2,187	—	2,187	216
Real estate-residential secured for personal purpose	2,049	—	2,049	—
Real estate-home equity secured for personal purpose	545	—	545	—
Loans to individuals	—	—	—	180
Lease financings	—	81	81	102
Total	$33,047	$163	$33,210	$498

For the year ended December 31, 2022, $26 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2022 and 2021.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2022
Commercial, financial and agricultural	$2,743	$—	$2,329	$5,072
Real estate-commercial	4,537	—	—	4,537
Real estate-residential secured for business purpose	1,013	—	—	1,013
Real estate-residential secured for personal purpose	1,989	—	—	1,989
Real estate-home equity secured for personal purpose	740	—	—	740
Lease financings	—	2	—	2
Total	$11,022	$2	$2,329	$13,353

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2021
Commercial, financial and agricultural	$273	$—	$175	$448
Real estate-commercial	27,900	—	—	27,900
Real estate-residential secured for business purpose	2,187	—	—	2,187
Real estate-residential secured for personal purpose	2,049	—	—	2,049
Real estate-home equity secured for personal purpose	545	—	—	545
Lease financings	—	81	—	81
Total	$32,954	$81	$175	$33,210
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed by the SBA or fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality key risk indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2022. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of commercial, financial and agricultural loans, Paycheck Protection Program loans, real estate- commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, Paycheck Protection Program loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at December 31, 2022 and 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2022
Commercial, financial and agricultural
Risk Rating
1. Pass	$232,746	$146,204	$41,091	$28,269	$28,209	$48,631	$487,818	$125	$1,013,093
2. Special Mention	2,732	28,220	9,623	8,104	26	—	19,829	—	68,534
3. Substandard	—	13	—	—	—	—	5,141	—	5,154
Total	$235,478	$174,437	$50,714	$36,373	$28,235	$48,631	$512,788	$125	$1,086,781

Paycheck Protection Program
Risk Rating
1. Pass	$318	$1,829	$—	$—	$—	$—	$—	$—	$2,147
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—	—
Total	$318	$1,829	$—	$—	$—	$—	$—	$—	$2,147

Real estate-commercial
Risk Rating
1. Pass	$877,703	$680,432	$724,941	$332,702	$118,034	$208,974	$54,139	$—	$2,996,925
2. Special Mention	869	8,173	11,582	944	85	3,002	1,838	—	26,493
3. Substandard	—	—	1,770	—	2,222	495	50	—	4,537
Total	$878,572	$688,605	$738,293	$333,646	$120,341	$212,471	$56,027	$—	$3,027,955

Real estate-construction
Risk Rating
1. Pass	$243,983	$52,485	$8,341	$34,670	$191	$442	$30,223	$—	$370,335
2. Special Mention	—	5,781	—	5,695	—	—	—	—	11,476
3. Substandard	—	—	—	—	—	—	—	—	—
Total	$243,983	$58,266	$8,341	$40,365	$191	$442	$30,223	$—	$381,811

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$165,844	$128,669	$67,955	$39,794	$21,226	$23,324	$29,239	$—	$476,051
2. Special Mention	—	—	247	—	—	941	—	—	1,188
3. Substandard	—	211	27	—	38	594	145	—	1,015
Total	$165,844	$128,880	$68,229	$39,794	$21,264	$24,859	$29,384	$—	$478,254

Totals By Risk Rating
1. Pass	$1,520,594	$1,009,619	$842,328	$435,435	$167,660	$281,371	$601,419	$125	$4,858,551
2. Special Mention	3,601	42,174	21,452	14,743	111	3,943	21,667	—	107,691
3. Substandard	—	224	1,797	—	2,260	1,089	5,336	—	10,706
Total	$1,524,195	$1,052,017	$865,577	$450,178	$170,031	$286,403	$628,422	$125	$4,976,948

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Commercial, financial and agricultural
Risk Rating
1. Pass	$215,197	$79,739	$69,618	$52,507	$23,253	$49,827	$442,288	$932,429
2. Special Mention	1,001	3,459	2,389	394	428	1,231	10,162	19,064
3. Substandard	—	—	—	—	16	200	4,687	4,903
Total	$216,198	$83,198	$72,007	$52,901	$23,697	$51,258	$457,137	$956,396

Paycheck Protection Program
Risk Rating
1. Pass	$31,554	$194	$—	$—	$—	$—	$—	$31,748
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	—	—	—	—
Total	$31,554	$194	$—	$—	$—	$—	$—	$31,748

Real estate-commercial
Risk Rating
1. Pass	$802,878	$858,426	$407,944	$155,892	$195,756	$172,702	$48,354	$2,641,952
2. Special Mention	2,567	14,338	23,134	—	916	5,630	98	46,683
3. Substandard	—	22,055	3,405	1,995	1,110	1,335	—	29,900
Total	$805,445	$894,819	$434,483	$157,887	$197,782	$179,667	$48,452	$2,718,535

Real estate-construction
Risk Rating
1. Pass	$137,622	$59,952	$38,592	$9,995	$198	$—	$8,543	$254,902
2. Special Mention	4,684	500	3,832	20,000	—	—	—	29,016
3. Substandard	—	—	—	—	—	—	—	—
Total	$142,306	$60,452	$42,424	$29,995	$198	$—	$8,543	$283,918

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$154,423	$84,982	$51,970	$34,373	$28,852	$25,819	$25,564	$405,983
2. Special Mention	210	352	—	—	73	1,093	—	1,728
3. Substandard	—	—	—	45	24	1,549	571	2,189
Total	$154,633	$85,334	$51,970	$34,418	$28,949	$28,461	$26,135	$409,900

Totals By Risk Rating
1. Pass	$1,341,674	$1,083,293	$568,124	$252,767	$248,059	$248,348	$524,749	$4,267,014
2. Special Mention	8,462	18,649	29,355	20,394	1,417	7,954	10,260	96,491
3. Substandard	—	22,055	3,405	2,040	1,150	3,084	5,258	36,992
Total	$1,350,136	$1,123,997	$600,884	$275,201	$250,626	$259,386	$540,267	$4,400,497

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2021. The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2022 or 2021.

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2022. Loans and leases past due 90 days or more, loans and leases on nonaccrual status and troubled debt restructured loans and lease modifications are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at December 31, 2022 and 2021.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2022
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$258,293	$211,638	$140,822	$23,827	$18,273	$75,126	$108	$728,087
2. Nonperforming	—	48	466	319	306	1,169	—	2,308
Total	$258,293	$211,686	$141,288	$24,146	$18,579	$76,295	$108	$730,395

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$2,945	$642	$491	$192	$205	$1,565	$169,870	$175,910
2. Nonperforming	—	—	—	—	157	3	629	789
Total	$2,945	$642	$491	$192	$362	$1,568	$170,499	$176,699

Loans to individuals
Payment Performance
1. Performing	$1,581	$857	$554	$247	$138	$1,340	$23,117	$27,834
2. Nonperforming	—	—	—	—	—	39	—	39
Total	$1,581	$857	$554	$247	$138	$1,379	$23,117	$27,873

Lease financings
Payment Performance
1. Performing	$94,430	$61,680	$33,468	$15,164	$5,569	$768	$—	$211,079
2. Nonperforming	41	56	17	21	90	11	—	236
Total	$94,471	$61,736	$33,485	$15,185	$5,659	$779	$—	$211,315

Totals by Payment Performance
1. Performing	$357,249	$274,817	$175,335	$39,430	$24,185	$78,799	$193,095	$1,142,910
2. Nonperforming	41	104	483	340	553	1,222	629	3,372
Total	$357,290	$274,921	$175,818	$39,770	$24,738	$80,021	$193,724	$1,146,282

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2021
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$219,680	$162,609	$34,102	$23,065	$19,912	$78,960	$189	$538,517
2. Nonperforming	53	634	—	371	—	991	—	2,049
Total	$219,733	$163,243	$34,102	$23,436	$19,912	$79,951	$189	$540,566

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$961	$876	$370	$415	$704	$1,655	$153,332	$158,313
2. Nonperforming	—	—	—	173	—	60	363	596
Total	$961	$876	$370	$588	$704	$1,715	$153,695	$158,909

Loans to individuals
Payment Performance
1. Performing	$1,376	$893	$722	$466	$100	$1,673	$20,094	$25,324
2. Nonperforming	—	—	—	—	—	180	—	180
Total	$1,376	$893	$722	$466	$100	$1,853	$20,094	$25,504

Lease financings
Payment Performance
1. Performing	$83,161	$51,808	$28,405	$16,389	$4,204	$391	$—	$184,358
2. Nonperforming	—	14	64	58	7	40	—	183
Total	$83,161	$51,822	$28,469	$16,447	$4,211	$431	$—	$184,541

Totals by Payment Performance
1. Performing	$305,178	$216,186	$63,599	$40,335	$24,920	$82,679	$173,615	$906,512
2. Nonperforming	53	648	64	602	7	1,271	363	3,008
Total	$305,231	$216,834	$63,663	$40,937	$24,927	$83,950	$173,978	$909,520

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2022 or 2021.

Allowance for Credit Losses on Loan and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the years ended December 31, 2022, 2021 and 2020. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the year ended December 31, 2022.

(Dollars in thousands)	Beginning balance	Adjustment to initially apply ASU No. 2016-13 for CECL	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance

For the Year Ended December 31, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,536	$—	$3,703	$(887)	$564	$16,916
Paycheck Protection Program	2	—	2	—	—	4
Real estate-commercial	41,095	—	3,854	(3,282)	6	41,673
Real estate-construction	4,575	—	377	—	—	4,952
Real estate-residential secured for business purpose	6,482	—	517	—	55	7,054
Real estate-residential secured for personal purpose	2,403	—	1,282	—	—	3,685
Real estate-home equity secured for personal purpose	1,028	—	221	—	38	1,287
Loans to individuals	363	—	167	(255)	76	351
Lease financings	2,290	—	1,002	(245)	35	3,082
Unallocated	150	—	(150)	N/A	N/A	—
Total	$71,924	$—	$10,975	$(4,669)	$774	$79,004

For the Year Ended December 31, 2021
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,584	$—	$(32)	$(1,641)	$1,625	$13,536
Paycheck Protection Program	—	—	2	—	—	2
Real estate-commercial	52,230	—	(11,339)	(594)	798	41,095
Real estate-construction	3,298	—	1,277	—	—	4,575
Real estate-residential secured for business purpose	7,317	—	(688)	(227)	80	6,482
Real estate-residential secured for personal purpose	3,055	—	(652)	—	—	2,403
Real estate-home equity secured for personal purpose	1,176	—	(212)	—	64	1,028
Loans to individuals	533	—	(35)	(240)	105	363
Lease financings	1,701	—	772	(311)	128	2,290
Unallocated	150	—	—	N/A	N/A	150
Total	$83,044	$—	$(10,907)	$(3,013)	$2,800	$71,924

For the Year Ended December 31, 2020
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$8,759	$5,284	$680	$(1,884)	$745	$13,584
Real estate-commercial	15,750	6,208	33,090	(2,853)	35	52,230
Real estate-construction	2,446	29	823	—	—	3,298
Real estate-residential secured for business purpose	2,622	2,502	2,306	(188)	75	7,317
Real estate-residential secured for personal purpose	2,713	(706)	1,229	(181)	—	3,055
Real estate-home equity secured for personal purpose	1,076	(364)	449	—	15	1,176
Loans to individuals	470	104	146	(267)	80	533
Lease financings	1,311	(135)	750	(526)	301	1,701
Unallocated	184	—	(34)	N/A	N/A	150
Total	$35,331	$12,922	$39,439	$(5,899)	$1,251	$83,044
N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at December 31, 2022 and 2021:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At December 31, 2022
Commercial, financial and agricultural	$2,765	$14,151	$16,916	$5,072	$1,081,709	$—	$1,086,781
Paycheck Protection Program	—	4	4	—	2,147	—	2,147
Real estate-commercial	—	41,673	41,673	4,537	3,023,418	—	3,027,955
Real estate-construction	—	4,952	4,952	—	381,811	—	381,811
Real estate-residential secured for business purpose	—	7,054	7,054	1,013	477,241	—	478,254
Real estate-residential secured for personal purpose	—	3,685	3,685	1,989	728,406	—	730,395
Real estate-home equity secured for personal purpose	—	1,287	1,287	740	175,959	—	176,699
Loans to individuals	—	351	351	—	27,873	—	27,873
Lease financings	—	3,082	3,082	—	211,315	—	211,315
Unallocated	N/A	—	—	N/A	N/A	N/A	N/A
Total	$2,765	$76,239	$79,004	$13,351	$6,109,879	$—	$6,123,230
At December 31, 2021
Commercial, financial and agricultural	$—	$13,536	$13,536	$448	$955,948	$—	$956,396
Paycheck Protection Program	—	2	2	—	31,748	—	31,748
Real estate-commercial	11	41,084	41,095	27,900	2,690,587	48	2,718,535
Real estate-construction	—	4,575	4,575	—	283,918	—	283,918
Real estate-residential secured for business purpose	—	6,482	6,482	2,187	407,713	—	409,900
Real estate-residential secured for personal purpose	—	2,403	2,403	2,049	538,517	—	540,566
Real estate-home equity secured for personal purpose	—	1,028	1,028	545	158,364	—	158,909
Loans to individuals	—	363	363	—	25,504	—	25,504
Lease financings	—	2,290	2,290	—	184,541	—	184,541
Unallocated	N/A	150	150	N/A	N/A	N/A	N/A
Total	$11	$71,913	$71,924	$33,129	$5,276,840	$48	$5,310,017
N/A – Not applicable

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were modified and classified as troubled debt restructurings during the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022			2021
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	$—	—	$—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	—	—	3	$200	$198
Real estate—residential secured for business purpose	1	87	87	—	—	—
Total	1	$87	$87	3	$200	$198

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were modified and classified as troubled debt restructurings during the years ended December 31, 2022 and 2021:

	Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2022
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	1	$87	—	$—	1	$87
Total	1	$87	—	$—	1	$87

For the Year Ended December 31, 2021
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	3	$198	3	$198
Total	—	$—	3	$198	3	$198

There were no accruing or nonaccrual troubled debt restructured loans for which there were payment defaults within twelve months of the restructuring date for the years ended December 31, 2022 or 2021.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at December 31, 2022 or 2021.

(Dollars in thousands)	At December 31, 2022	At December 31, 2021
Real estate-residential secured for personal purpose	$822	$—
Real estate-home equity secured for personal purpose	72	—
Total	$894	$—

There was no foreclosed residential real estate property included in other real estate owned at December 31, 2022 or 2021.

Lease Financings

The following presents the maturity analysis of lease financing receivables:

(Dollars in thousands)	At December 31, 2022	At December 31, 2021
2022	N/A	$67,458
2023	75,900	54,859
2024	61,793	39,019
2025	45,738	24,426
2026	29,902	11,039
2027	13,091	1,996
Thereafter	2,552	955
Total future minimum lease payments receivable	228,976	199,752
Plus: Unguaranteed residual	1,387	1,186
Plus: Initial direct costs	2,884	2,707
Less: Imputed interest	(21,932)	(19,104)
Lease financings	$211,315	$184,541

Note 6. Premises and Equipment

The following table reflects the components of premises, equipment and computer software:

	At December 31,
(Dollars in thousands)	2022	2021
Land and land improvements	$11,772	$15,070
Premises and improvements	51,191	56,267
Furniture, equipment and computer software	35,755	32,151
Total cost	98,718	103,488
Less: accumulated depreciation	(47,779)	(46,606)
Net book value	$50,939	$56,882

Note 7. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performs an annual test of goodwill for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of goodwill during 2020 through 2022.

Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2022 and 2021 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2020	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	2,951	2,951
Balance at December 31, 2021	138,476	15,434	21,600	175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2022	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also performs an annual test of core deposit and customer-related intangibles for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of core deposit and customer-related intangibles during 2020 through 2022.

The amortization of core deposit and customer-related intangibles for the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $965 thousand and $1.2 million, respectively.

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2022			At December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$5,939	$849	$6,788	$5,425	$1,363
Customer-related intangibles	8,493	6,530	1,963	8,493	5,886	2,607
Servicing rights	28,904	20,332	8,572	26,560	18,682	7,878
Total amortized intangible assets	$44,185	$32,801	$11,384	$41,841	$29,993	$11,848
(1) Included within accumulated amortization is a valuation allowance of $5 thousand and $13 thousand on servicing rights at December 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2023		$845
2024		648
2025		469
2026		319
2027		216
Thereafter		315
Total		$2,812

The aggregate fair value of servicing rights was $16.8 million and $11.3 million at December 31, 2022 and 2021, respectively. The fair value of these rights was determined using a discount rate ranging from 10.1% to 12.0% at December 31, 2022 and 10.2% at December 31, 2021.

Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Beginning of period	$7,878	$6,408	$6,626
Servicing rights capitalized	2,344	4,206	3,194
Amortization of servicing rights	(1,658)	(2,810)	(3,325)
Changes in valuation allowance	8	74	(87)
End of period	$8,572	$7,878	$6,408
Loans serviced for others	$1,503,149	$1,428,020	$1,200,742

Activity in the valuation allowance for servicing rights are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Valuation allowance, beginning of period	$(13)	$(87)	$—
Additions	—	—	(87)
Reductions	8	74	—
Valuation allowance, end of period	$(5)	$(13)	$(87)

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousand)	Amount
2023		$1,057
2024		950
2025		851
2026		759
2027		676
Thereafter		4,279
Total		$8,572

Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2022	2021
Other real estate owned	$19,258	$279
Accrued interest receivable	22,463	13,020
Accrued income and other receivables	8,809	5,822
Fair market value of derivative financial instruments	148	852
Other prepaid expenses	9,487	12,152
Current income tax receivable	—	5,528
Net deferred tax assets	24,129	11,422
Other	6,068	4,982
Total accrued interest receivable and other assets	$90,362	$54,057

Note 9. Deposits

Deposits and their respective weighted average interest rate at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022		2021
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

	(Dollars in thousands)
Noninterest-bearing deposits	—%	$2,047,263	—%	$2,065,423
Demand deposits	2.02	2,321,748	0.17	2,493,604
Savings deposits	0.25	1,025,431	0.04	1,011,931
Time deposits	2.07	519,084	1.06	484,166
Total	1.02%	$5,913,526	0.16%	$6,055,124

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently up to $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $95.0 million at December 31, 2022 and $119.9 million at December 31, 2021.

At December 31, 2022, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Due in 2023		$297,888
Due in 2024		137,940
Due in 2025		63,764
Due in 2026		3,015
Due in 2027		11,220
Thereafter		5,257
Total		$519,084

Note 10. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2022
Short-term borrowings:
FHLB borrowings	$125,000	4.45%	$125,000	$20,397	3.12%
Federal funds purchased	60,000	4.63	70,000	23,091	3.22
Customer repurchase agreements	12,141	0.05	25,176	16,980	0.05

Long-term debt:
FHLB advances	$95,000	1.34%	$95,000	$95,000	1.35%
Subordinated notes	$148,260	6.09%	$148,260	$105,356	5.50%

2021
Short-term borrowings:
FHLB borrowings	$—	—%	$—	$3	0.29%
Federal funds purchased	—	—	—	22	0.41
Customer repurchase agreements	20,106	0.05	26,676	16,527	0.05

Long-term debt:
FHLB advances	$95,000	1.34%	$110,000	$96,562	1.36%
Subordinated notes	$98,874	5.31%	$183,549	$137,896	5.18%

The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $2.9 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2022 and 2021, the Bank had outstanding short-term letters of credit with the FHLB totaling $690.5 million and $831.8 million, respectively, which were utilized to collateralize public fund deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank's qualifying collateral assets as well as the FHLB's internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.9 billion at December 31, 2022.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $98.1 million and $28.8 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At December 31, 2022 and 2021, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.0 billion and $2.5 billion of total committed borrowing capacity at December 31, 2022 and 2021, respectively, of which $2.1 billion and $1.6 billion was available as of December 31, 2022 and 2021, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $410.0 million and $400.0 million at December 31, 2022 and 2021, respectively, of which $350.0 million and $400.0 million were available as of December 31, 2022 and 2021, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2022	Weighted Average Rate
2023	$35,000	1.94%
2024	60,000	0.98
2025	—	—
2026	—	—
2027	—	—
Thereafter	—	—
Total	$95,000	1.34%

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
On November 15, 2022, the Corporation issued $50.0 million aggregate principal amount of 7.25% fixed-to-floating rate subordinated notes due 2032 (the "2022 Notes") in an underwritten public offering. The net proceeds of the offering approximated $49.0 million. The 2022 Notes bear interest at a fixed rate of 7.25%, payable semi-annually in arrears commencing on May 15, 2023. The last interest payment date for the fixed rate period will be November 15, 2027. From and including November 15, 2027 to, but excluding, November 15, 2032 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the expected Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 309.8 basis points, payable quarterly in arrears, commencing on February 15, 2028. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. The Corporation may redeem the 2022 Notes (i) in whole or in part beginning with the interest payment date of November 15, 2027, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time within 90 days upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.

Subordinated notes qualify as Tier 2 capital for regulatory capital purposes for the first five years of the notes' terms. The Tier 2 capital benefit is phased out at 20% per year after the fifth year (from years six to ten) and have no benefit in the tenth year.

Note 11. Accrued Interest Payable and Other Liabilities

The following table provides the details of accrued interest payable and other liabilities:

	At December 31,
(Dollars in thousands)	2022	2021
Accrued compensation costs	$17,001	$16,501
Retirement plans	2,950	3,646
Accrued interest payable	5,308	4,385
Accrued expenses and other payables	4,667	4,447
Other reserves	5,007	3,920
Contingent consideration liability	1,765	1,629
Other liabilities fair value of derivative financial instruments	9,007	583
Current income taxes payable	2,197	—
Accounts payable	9,148	9,584
Other	1,386	1,375
Total accrued interest payable and other liabilities	$58,436	$46,070
Note 12. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statement of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current:
Federal	$18,188	$17,611	$18,498
State	1,447	1,365	1,337
Deferred:
Federal	(458)	3,440	(9,288)
State	(87)	113	(566)
	$19,090	$22,529	$9,981

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2022	2021	2020
Expected provision at statutory rate	21.0%	21.0%	21.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(1.7)	(1.6)	(3.8)
Increase in value of bank owned life insurance assets	(0.8)	(0.7)	(1.1)
Stock-based compensation	(0.2)	(0.2)	0.2
State income taxes, net of federal benefits	1.1	1	1.1
Changes in valuation allowance	0.7	0.2	0.2
Federal benefit of state deferred tax asset revaluation	(0.8)	—	—
Other	0.3	—	(0.1)
Effective tax rate	19.6%	19.7%	17.5%

On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law. The IRA includes climate and energy provisions, introduces a 15% corporate alternative minimum tax (CAMT) on corporations whose average annual adjusted financial statement income exceeds $1 billion, and a 1% excise tax on stock repurchases made by publicly traded US corporations. Most provisions above are effective for tax years beginning after December 31, 2022. The Corporation has concluded its analysis of these provisions as of December 31, 2022 and determined they did not have a material impact of the Corporation's income taxes for 2022.

On July 8, 2022, the Commonwealth of Pennsylvania enacted a corporate income tax rate reduction. Beginning January 1, 2023, the corporate income tax rate decreases 1% for 2023 and will decrease 0.5% each year until it reaches 4.99% in 2031. As such, the Corporation revalued the deferred tax assets associated with the Commonwealth and adjusted the associated valuation allowance established against those DTAs.

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

Retained earnings included $6.0 million at December 31, 2022, 2021 and 2020, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.

At December 31, 2022 and 2021, the Corporation had no material unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the Commonwealth of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2019. The Corporation is currently under examination by the state of Wisconsin for the tax years ended December 31, 2017 through 2020.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.

The Corporation has a state net operating loss carry-forward of $84.9 million which will begin to expire in 2023 if not utilized. A valuation allowance at December 31, 2022 and 2021 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation's deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses, loans and leases	$17,343	$15,739
Deferred compensation	1,959	2,004
Actuarial adjustments on retirement benefits*	4,043	3,982
State net operating losses	3,348	6,348
Other-than-temporary impairments on equity securities	98	120
Net unrealized holding losses on securities available-for-sale and swaps*	12,471	370
Lease liability	7,275	7,317
Other deferred tax assets	2,016	1,526
Gross deferred tax assets	48,553	37,406
Valuation allowance	(2,975)	(5,558)
Total deferred tax assets, net of valuation allowance	45,578	31,848
Deferred tax liabilities:
Mortgage servicing rights	1,785	1,671
Retirement plans	4,907	5,419
Deferred loan fees and costs	897	65
Acquisition-related fair value adjustments	902	1,093
Intangible assets	3,742	3,204
Depreciation	1,575	1,083
Right of use asset	6,596	6,650
Other deferred tax liabilities	1,045	1,241
Total deferred tax liabilities	21,449	20,426
Net deferred tax assets	$24,129	$11,422
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 13. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$57,698	$59,431	$3,536	$3,540
Service cost	558	567	123	143
Interest cost	1,573	1,431	96	85
Actuarial gain	(9,776)	(1,043)	(1,136)	(124)
Benefits paid	(2,774)	(2,688)	(95)	(108)
Benefit obligation at end of year	$47,279	$57,698	$2,524	$3,536

Change in plan assets:
Fair value of plan assets at beginning of year	$60,479	$55,366	$—	$—
Actual (loss) return on plan assets	(8,463)	7,644	—	—
Benefits paid	(2,774)	(2,688)	(95)	(108)
Employer contribution and non-qualified benefit payments	157	157	95	108
Fair value of plan assets at end of year	$49,399	$60,479	$—	$—
Funded status	2,120	2,781	(2,524)	(3,536)
Unrecognized net actuarial loss (gain)	19,851	18,226	(371)	820
Net amount recognized	$21,971	$21,007	$(2,895)	$(2,716)

The net actuarial (gain) loss for December 31, 2022 and 2021 was the result of changes in the discount rate, interest crediting rate, cash balance conversion rate and driven by mortality losses on retirees.

Components of net periodic benefit (income) cost were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2022	2021	2020	2022	2021	2020
Service cost	$558	$567	$477	$123	$143	$109
Interest cost	1,573	1,431	1,692	96	85	96
Expected loss on plan assets	(3,756)	(3,656)	(3,291)	—	—	—
Amortization of net actuarial loss	817	1,269	1,176	56	47	26
Net periodic benefit (income) cost	$(808)	$(389)	$54	$275	$275	$231

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the consolidated statement of income.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2023:
Amortization (accretion) of net actuarial loss (gain)	$1,000	$(15)

During 2023, the Corporation expects to contribute approximately $156 thousand to the Retirement Plans and approximately $130 thousand to Other Postretirement Benefits.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2023	$3,112	$130
2024	3,203	135
2025	3,210	137
2026	3,267	142
2027	3,279	150
Years 2028-2032	16,447	830
Total	$32,518	$1,524
Weighted-average assumptions used to determine benefit obligations at December 31, 2022 and 2021 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2022	2021	2022	2021
Assumed discount rate	5.2%	2.8%	5.2%	2.8%
Assumed salary increase rate	3%-6%	3%-6%	—	—

The benefit obligation for all plans at December 31, 2022 was based on the Pri-2012 White Collar Dataset Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate is based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2022 and 2021 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2022	2021	2022	2021
Assumed discount rate	2.8%	2.4%	2.8%	2.4%
Assumed long-term rate of investment return	6.5%	6.5%	—	—
Assumed salary increase rate	3%-6%	3%-6%	—	—
Assumed cash balance interest crediting rate	2.6%	2.0%	—	—

The net periodic costs for the years ended December 31, 2022 and 2021 was based on the Pri-2012 White Collar Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate was based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

The Corporation's pension plan asset allocation at December 31, 2022 and 2021, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2022	2021
Asset Category:
Equity securities	62%	64%
Debt securities	36	34
Other	2	2
Total	100%	100%

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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2022	2021
Level 1:
Mutual funds	$32,982	$41,951
Short-term investments	1,187	1,619
Level 2:
U.S. government obligations	6,629	7,050
Corporate bonds	5,427	6,536
Certificates of deposit	3,174	3,323
Total fair value of plan assets	$49,399	$60,479

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan was $2.1 million, $1.8 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2022, 2021 and 2020 was $174 thousand, $112 thousand and $224 thousand, respectively.

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

Under the Amended and Restated Univest 2013 Long-Term Incentive Plan, the Corporation may grant up to 3,732,632 options and restricted stock awards and units to employees and non-employee directors. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years. There were 2,253,706 share awards available for future grants at December 31, 2022 under the plan. At December 31, 2022, there were 294,111 options to purchase common stock and 408,264 unvested restricted stock units outstanding under the plan.

The following is a summary of the Corporation's stock option activity and related information for the year ended December 31, 2022:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2022
Outstanding at December 31, 2021	351,252	$25.74
Expired	(1,500)	14.80
Forfeited	(22,707)	28.33
Exercised	(32,934)	21.20
Outstanding at December 31, 2022	294,111	26.11	4.1	$497
Exercisable at December 31, 2022	294,111	26.11	4.1	497

The Corporation did not issue stock options during the years ended December 31, 2022, 2021 or 2020.

The following is a summary of nonvested restricted stock units at December 31, 2022 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2021	358,134	$23.61
Granted	186,360	28.06
Cancelled by performance factor	(555)	23.18
Vested	(124,167)	23.53
Cancelled/forfeited	(11,508)	25.68
Nonvested stock units at December 31, 2022	408,264	25.57

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Restricted stock units granted	186,360	155,607	262,844
Weighted average grant date fair value	$28.06	$27.81	$19.00
Intrinsic value of units granted	$5,229	$4,328	$4,994
Restricted stock awards and units vested	124,167	87,075	59,855
Weighted average grant date fair value	$23.53	$22.71	$27.17
Intrinsic value of awards and units vested	$3,519	$2,391	$1,375
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at December 31, 2022 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$5,462	1.8

The following table presents information related to the Corporation's compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Stock-based compensation expense:
Stock options	$—	$62	$338
Restricted stock awards and units	4,120	3,636	1,142
Employee stock purchase plan	100	91	88
Total	$4,220	$3,789	$1,568
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$666	$551	$278

There were no significant modifications or accelerations to options, restricted stock awards or restricted stock units during the period 2020 through 2022.

Note 15. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(3,231)	$(185)	$(18,314)	$(21,730)
Adjustment to initially apply ASU No. 2016-13 for CECL	237	—	—	237
Other comprehensive income (loss)	1,615	(236)	(2,030)	(651)
Balance, December 31, 2020	(1,379)	(421)	(20,344)	(22,144)
Other comprehensive income	163	262	5,366	5,791
Balance, December 31, 2021	(1,216)	(159)	(14,978)	(16,353)
Other comprehensive loss	(38,850)	(6,672)	(229)	(45,751)
Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)

Note 16. Leases

The following table provides information with respect to the Corporation's operating leases:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Operating lease cost	$3,693	$3,833
Short-term lease cost	12	12
Variable lease cost	—	3
Total lease cost	$3,705	$3,848
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	3,575	3,655

	At December 31, 2022	At December 31, 2021
Weighted-average remaining lease term in years	12.5	13.7
Weighted-average discount rate	4.15%	4.17%

At December 31, 2022, maturities of lease liabilities are as follows:

Year	(Dollars in thousands)	Amount
2023		$3,727
2024		3,774
2025		3,733
2026		3,710
2027		3,425
Thereafter		24,921
Total lease payments		43,290
Less: imputed interest		(10,137)
Present value of lease liabilities		$33,153

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

Performance letters of credit and standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The Corporation's exposure to credit loss is essentially the same as the risk involved in extending loans to customers. At December 31, 2022, the maximum potential amount of future payments under letters of credit was $58.5 million. The carrying amount of the contingent obligation at December 31, 2022 was $268 thousand.

The following schedule summarizes the Corporation's off-balance sheet financial instruments at December 31, 2022:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,775,176
Performance letters of credit	27,491
Financial standby letters of credit	31,023
Other letters of credit	12

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2022, the reserve for sold mortgages was $330 thousand.

Legal Proceedings

The Corporation is periodically subject to various pending and threatened legal actions, that involve claims for monetary relief. Based upon information presently available to the Corporation, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations, financial position or cash flows.

Note 18. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Corporation periodically uses interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation's credit exposure on interest rate swaps includes changes in fair value and any collateral that is held by a third party.

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At December 31, 2022, approximately $4.0 million, net of tax, which is recorded in accumulated other comprehensive loss is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2022. At December 31, 2022, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $8.6 million.

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

At December 31, 2022, the Corporation had exposure to 127 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $815.5 million and remaining maturities ranging from 16 months to 12 years. At December 31, 2022, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $360 thousand. At December 31, 2022, the fair value of the swaps to the customers was a net gain of $74.3 million. At December 31, 2022, the Corporation's credit exposure related to the customer totaled $833 thousand.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2022 and 2021. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2022
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$8,647
Total	$250,000		$—		$8,647
At December 31, 2021
Interest rate swap - cash flow hedge	$14,611		$—	Other liabilities	$202
Total	$14,611		$—		$202

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2022 and 2021:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2022
Credit derivatives	$815,469		$—	Other liabilities	$360
Interest rate locks with customers	10,269	Other assets	119		—
Forward loan sale commitments	15,306	Other assets	29		—
Total	$841,044		$148		$360
At December 31, 2021
Interest rate swap	$46		$—	Other liabilities	$2
Credit derivatives	755,576		—	Other liabilities	381
Interest rate locks with customers	33,876	Other assets	765		—
Forward loan sale commitments	55,476	Other assets	87		—
Total	$844,974		$852		$383
The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2022	2021	2020
Interest rate swaps—cash flow hedge—net interest payments	Interest (income) expense	$(521)	$304	$254
Total net gain (loss)		$521	$(304)	$(254)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2022	2021	2020
Credit derivatives	Other noninterest income	$2,871	$2,251	$5,733
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(646)	(2,129)	2,495
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(58)	839	(733)
Total net gain		$2,167	$961	$7,495

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2022 and 2021:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2022	2021
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(6,831)	$(159)
Total		$(6,831)	$(159)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation's review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service's evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2022.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021, classified using the fair value hierarchy:

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,285	$—	$2,285
Residential mortgage-backed securities	—	263,388	—	263,388
Collateralized mortgage obligations	—	2,322	—	2,322
Corporate bonds	—	82,261	—	82,261
Total available-for-sale securities	—	350,256	—	350,256
Equity securities:
Equity securities - financial services industry	780	—	—	780
Money market mutual funds	1,799	—	—	1,799
Total equity securities	2,579	—	—	2,579
Loans held for sale	—	5,037	—	5,037
Interest rate locks with customers*	—	119	—	119
Forward loan sale commitments*	—	29	—	29
Total assets	$2,579	$355,441	$—	$358,020
Liabilities:
Contingent consideration liability	$—	$—	$1,765	$1,765
Interest rate swaps*	—	8,647	—	8,647
Credit derivatives*	—	—	360	360
Total liabilities	$—	$8,647	$2,125	$10,772
*Such financial instruments are recorded at fair value as further described in Note 18, "Derivative Instruments and Hedging Activities."
The $360 thousand of credit derivatives liability represents the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 127 interest rate swaps with a current notional amount of $815.5 million. The December 31, 2022 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

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
The $381 thousand of credit derivatives liability represents the CVA, which is obtained from real-time financial market data, of 125 interest rate swaps with a current notional amount of $755.6 million. The December 31, 2021 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

The contingent consideration liability resulting from the acquisition was $1.6 million, which was calculated using a discount rate of 8.3%. The potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.9 million over the three-year period ending November 30, 2024.

The following table includes a rollforward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase in value	Transfer from Level 3	Balance at December 31, 2022
Loans	$48	$—	$(48)	$—	$—	$—
Credit derivatives	(381)	(2,850)	—	2,871	—	(360)
Net total	$(333)	$(2,850)	$(48)	$2,871	$—	$(360)

	For the Year Ended December 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Additions	Payments received	(Increase) decrease in value	Transfer from Level 3	Balance at December 31, 2021
Corporate bonds	$9,600	$—	$—	$277	(9,877)	$—
Loans	187	—	(133)	(6)	—	48
Credit derivatives	(535)	(2,097)	—	2,251	—	(381)
Net total	$9,252	$(2,097)	$(133)	$2,522	$(9,877)	$(333)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2022
Paul I. Sheaffer Insurance Agency	$1,629	$—	$—	$136	$1,765
Total contingent consideration liability	$1,629	$—	$—	$136	$1,765

	For the Year Ended December 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2021
Girard Partners	$55	$—	$58	$3	$—
Paul I. Sheaffer Insurance Agency	—	1,618	—	11	1,629
Total contingent consideration liability	$55	$1,618	$58	$14	$1,629

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2022 and 2021:

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,586	$10,586
Other real estate owned	—	—	19,258	19,258
Total	$—	$—	$29,844	$29,844

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$33,118	$33,118
Other real estate owned	—	—	279	279
Total	$—	$—	$33,397	$33,397

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation's consolidated balance sheet but for which the fair value is required to be disclosed at December 31, 2022 and 2021. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$152,799	$—	$—	$152,799	$152,799
Held-to-maturity securities	—	134,068	—	134,068	154,727
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	33,841
Net loans and leases held for investment	—	—	5,912,050	5,912,050	6,033,640
Servicing rights	—	—	16,826	16,826	8,572
Total assets	$152,799	$134,068	$5,928,876	$6,215,743	$6,383,579
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,394,442	$—	$—	$5,394,442	$5,394,442
Time deposits	—	503,576	—	503,576	519,084
Total deposits	5,394,442	503,576	—	5,898,018	5,913,526
Short-term borrowings	—	197,141	—	197,141	197,141
Long-term debt	—	91,926	—	91,926	95,000
Subordinated notes	—	147,250	—	147,250	148,260
Total liabilities	$5,394,442	$939,893	$—	$6,334,335	$6,353,927

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$890,150	$—	$—	$890,150	$890,150
Held-to-maturity securities	—	178,402	—	178,402	176,983
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	28,186
Net loans and leases held for investment	—	—	5,244,504	5,244,504	5,204,927
Servicing rights	—	—	11,331	11,331	7,878
Total assets	$890,150	$178,402	$5,255,835	$6,324,387	$6,308,124
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,570,958	$—	$—	$5,570,958	$5,570,958
Time deposits	—	487,874	—	487,874	484,166
Total deposits	5,570,958	487,874	—	6,058,832	6,055,124
Short-term borrowings	—	20,106	—	20,106	20,106
Long-term debt	—	95,707	—	95,707	95,000
Subordinated notes	—	107,000	—	107,000	98,874
Total liabilities	$5,570,958	$710,687	$—	$6,281,645	$6,269,104

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2022, individually analyzed loans held for investment had a carrying amount of $13.4 million with a valuation allowance of $2.8 million. At December 31, 2021, individually analyzed loans held for investment had a carrying amount of $33.1 million with a valuation allowance of $11 thousand. The Corporation had no individually analyzed leases at December 31, 2022 or 2021.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2022, servicing rights had a net carrying amount of $8.6 million, which included a valuation allowance of $5 thousand. At December 31, 2021, servicing rights had a net carrying amount of $7.9 million, which included a valuation allowance of $13 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performed its annual test of goodwill for impairment during the fourth quarter of 2022 and concluded there was no impairment of goodwill. There was no impairment of goodwill recorded during 2020 through 2021. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2022 and concluded there was no impairment of other intangible assets. There was no impairment of other identifiable intangible assets recorded during 2020 through 2021.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. At December 31, 2022 and 2021, OREO had a carrying amount of $19.3 million and $279 thousand, respectively. During the year ended December 31, 2022, one property was transferred to OREO with a carrying value of $18.3 million. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

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

Note 20. Share Repurchase Plan

The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operation. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. During the years ended December 31, 2022 and 2020, the Corporation repurchased 450,000 and 185,072 shares, respectively, of common stock at a cost of $11.4 million and $4.0 million, respectively, under the Corporation's share repurchase program. During the year ended December 31, 2021, there were no repurchases of common stock under the Corporation's share repurchase program. At December 31, 2022, there were 1,229,174 shares available to be repurchased under the program.

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

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements for 2022.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2022 and December 31, 2021 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$894,343	13.67%	$523,498	8.00%	$654,372	10.00%
Bank	740,936	11.35	522,370	8.00	652,962	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	392,623	6.00	523,498	8.00
Bank	673,256	10.31	391,777	6.00	522,370	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	294,467	4.50	425,342	6.50
Bank	673,256	10.31	293,833	4.50	424,426	6.50
Tier 1 Capital (to Average Assets):
Corporation	678,403	9.81	276,586	4.00	345,732	5.00
Bank	673,256	9.76	276,014	4.00	345,017	5.00
At December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$786,300	13.77%	$456,902	8.00%	$571,128	10.00%
Bank	660,436	11.61	455,178	8.00	568,973	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	342,677	6.00	456,902	8.00
Bank	606,033	10.65	341,384	6.00	455,178	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	633,023	11.08	257,008	4.50	371,233	6.50
Bank	606,033	10.65	256,038	4.50	369,832	6.50
Tier 1 Capital (to Average Assets):
Corporation	633,023	9.13	277,297	4.00	346,622	5.00
Bank	606,033	8.77	276,471	4.00	345,588	5.00

At December 31, 2022 and December 31, 2021, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At December 31, 2022, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank's category.

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

Dividends and Other Restrictions

The primary sources of the Corporation's dividends paid to its shareholders is from cash held at the Corporation and the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2023 without approval of the Federal Reserve Board of Governors of approximately $123.8 million plus an additional amount equal to the Bank's net profits for 2023 up to the date of any such dividend declaration.

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

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2022:

(Dollars in thousands)
Balance at January 1, 2022	$—
Additions	362
Amounts collected and other reductions	(362)
Balance at December 31, 2022	$—

The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2022
Commitments to extend credit	$130
Deposits received	1,150

Note 23. Segment Reporting

At December 31, 2022, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.

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

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2022, 2021 and 2020.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2022
Interest income	$252,129	$27	$—	$37	$252,193
Interest expense	26,880	1,218	—	5,798	33,896
Net interest income (expense)	225,249	(1,191)	—	(5,761)	218,297
Provision for credit losses	12,198	—	—	—	12,198
Noninterest income	30,339	27,698	19,930	(82)	77,885
Noninterest expense	151,700	17,704	15,747	1,623	186,774
Intersegment (revenue) expense*	(1,732)	843	889	—	—
Income (expense) before income taxes	93,422	7,960	3,294	(7,466)	97,210
Income tax expense (benefit)	18,754	1,641	678	(1,983)	19,090
Net income (loss)	$74,668	$6,319	$2,616	$(5,483)	$78,120
Total assets	$7,104,727	$58,239	$44,728	$14,322	$7,222,016
Net capital expenditures	$(2,474)	$534	$82	$234	$(1,624)

For the Year Ended December 31, 2021
Interest income	$209,695	$2	$—	$34	$209,731
Interest expense	14,088	111	—	7,149	21,348
Net interest income (expense)	195,607	(109)	—	(7,115)	188,383
Reversal of provision for credit losses	(10,132)	—	—	—	(10,132)
Noninterest income	38,419	27,506	16,997	302	83,224
Noninterest expense	133,134	17,513	12,971	3,791	167,409
Intersegment (revenue) expense*	(1,292)	656	636	—	—
Income (expense) before income taxes	112,316	9,228	3,390	(10,604)	114,330
Income tax expense (benefit)	22,574	1,916	707	(2,668)	22,529
Net income (loss)	$89,742	$7,312	$2,683	$(7,936)	$91,801
Total assets	$7,005,952	$54,076	$40,649	$21,744	$7,122,421
Net capital expenditures	$5,772	$17	$20	$69	$5,878

For the Year Ended December 31, 2020
Interest income	$203,904	$8	$—	$33	$203,945
Interest expense	22,427	395	—	6,762	29,584
Net interest income (expense)	181,477	(387)	—	(6,729)	174,361
Provision for credit losses	40,794	—	—	—	40,794
Noninterest income	37,911	23,813	16,682	(78)	78,328
Noninterest expense	126,379	15,472	12,142	1,005	154,998
Intersegment (revenue) expense*	(1,103)	627	476	—	—
Income (expense) before income taxes	53,318	7,327	4,064	(7,812)	56,897
Income tax expense (benefit)	9,184	1,494	858	(1,555)	9,981
Net income (loss)	$44,134	$5,833	$3,206	$(6,257)	$46,916
Total assets	$6,234,448	$48,534	$35,906	$17,608	$6,336,496
Net capital expenditures	$3,646	$24	$46	$33	$3,749
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 24. Revenue from Contracts with Customers

The following tables disaggregate the Corporation's revenue by major source and reportable segment for the years ended December 31, 2022, 2021 and 2020.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2022
Net interest income (1)	$225,249	$(1,191)	$—	$(5,761)	$218,297

Noninterest income:
Trust fee income	—	7,743	—	—	7,743
Service charges on deposit accounts	6,175	—	—	—	6,175
Investment advisory commission and fee income	—	19,748	—	—	19,748
Insurance commission and fee income	—	—	19,065	—	19,065
Other service fee income (2)	11,353	207	865	—	12,425
Bank owned life insurance income (1)	3,672	—	—	115	3,787
Net gain on sales of investment securities (1)	30	—	—	—	30
Net gain on mortgage banking activities (1)	4,412	—	—	—	4,412
Other income (2)	4,697	—	—	(197)	4,500
Total noninterest income	$30,339	$27,698	$19,930	$(82)	$77,885

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2021
Net interest income (1)	$195,607	$(109)	$—	$(7,115)	$188,383

Noninterest income:
Trust fee income	—	8,403	—	—	8,403
Service charges on deposit accounts	5,504	—	—	—	5,504
Investment advisory commission and fee income	—	18,936	—	—	18,936
Insurance commission and fee income	—	—	16,357	—	16,357
Other service fee income (2)	9,468	167	640	—	10,275
Bank owned life insurance income (1)	3,869	—	—	112	3,981
Net gain on sales of investment securities (1)	145	—	—	—	145
Net gain on mortgage banking activities (1)	15,141	—	—	—	15,141
Other income (2)	4,292	—	—	190	4,482
Total noninterest income	$38,419	$27,506	$16,997	$302	$83,224

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2020
Net interest income (1)	$181,477	$(387)	$—	$(6,729)	$174,361

Noninterest income:
Trust fee income	—	7,703	—	—	7,703
Service charges on deposit accounts	4,845	—	—	—	4,845
Investment advisory commission and fee income	—	15,944	—	—	15,944
Insurance commission and fee income	—	—	16,087	—	16,087
Other service fee income (2)	6,781	167	595	—	7,543
Bank owned life insurance income (1)	2,831	—	—	109	2,940
Net gain on sales of investment securities (1)	871	—	—	—	871
Net gain on mortgage banking activities (1)	16,442	—	—	—	16,442
Other income (2)	6,140	—	—	(187)	5,953
Total noninterest income	$37,910	$23,814	$16,682	$(78)	$78,328

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

Note 25. Condensed Financial Information - Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2022	2021
Assets:
Cash	$129,923	$99,608
Interest-earning deposits with other banks	283	246
Cash and cash equivalents	130,206	99,854
Investments in securities	781	978
Investments in subsidiaries, at equity in net assets:
Bank	786,560	761,782
Non-banks	—	—
Other assets	13,258	20,521
Total assets	$930,805	$883,135
Liabilities:
Subordinated notes	$148,260	$98,874
Other liabilities	6,045	10,467
Total liabilities	154,305	109,341
Shareholders' equity:	776,500	773,794
Total liabilities and shareholders' equity	$930,805	$883,135

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2022	2021	2020
Dividends from Bank	$23,303	$57,526	$9,746
Dividends from non-bank	—	—	—
Other income	28,630	23,009	21,803
Total operating income	51,933	80,535	31,549
Interest expense	5,798	7,149	6,762
Operating expenses	30,297	26,464	22,852
Income before income tax benefit and equity in undistributed income of subsidiaries	15,838	46,922	1,935
Income tax benefit	(1,983)	(2,668)	(1,555)
Income before equity in undistributed income of subsidiaries	17,821	49,590	3,490
Equity in undistributed income of subsidiaries:
Bank	60,299	42,211	43,426
Non-banks	—	—	—
Net income	$78,120	$91,801	$46,916

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2022	2021	2020
Cash flows from operating activities:
Net income	$78,120	$91,801	$46,916
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(60,299)	(42,211)	(43,426)
Bank owned life insurance income	(116)	(111)	(108)
Depreciation of premises and equipment	346	304	320
Stock based compensation	4,120	3,698	1,480
Contributions to pension and other postretirement benefit plans	(252)	(265)	(270)
Decrease (increase) in other assets	7,561	(5,654)	2,321
(Decrease) increase in other liabilities	(4,256)	2,510	(4,631)
Net cash provided by operating activities	25,224	50,072	2,602
Cash flow from investing activities:
Investments in subsidiaries	(10,000)	—	—
Proceeds from sales of securities	1	—	—
Other, net	(272)	(68)	(32)
Net cash used in investing activities	(10,271)	(68)	(32)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	49,051	—	98,448
Repayment of subordinated debt	—	(85,000)	(10,000)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(903)	(355)	(70)
Purchases of treasury stock	(11,381)	(295)	(4,382)
Stock issued under dividend reinvestment and employee stock purchase plans	2,541	2,384	2,369
Proceeds from exercise of stock options	698	2,058	384
Cash dividends paid	(24,607)	(23,575)	(17,536)
Net cash provided by (used in) financing activities	15,399	(104,783)	69,213
Net increase (decrease) in cash and due from financial institutions	30,352	(54,779)	71,783
Cash and cash equivalents at beginning of year	99,854	154,633	82,850
Cash and cash equivalents at end of period	$130,206	$99,854	$154,633
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,000	$6,929	$5,121
Income tax, net of refunds received	10,989	18,130	16,172

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2022, the Corporation's internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation's consolidated financial statements as of and for the year ended December 31, 2022 and the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2022, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting

We have audited Univest Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

Item 9B.     Other Information
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation's definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 26, 2023 (2023 Proxy), under the headings: "Election of Directors and Alternate Director," "Delinquent Section 16(a) Reports," "The Board, the Board's Committees and Their Functions," and "Audit Committee."

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

Item 11.     Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation's 2023 Proxy under the headings: "The Board, the Board's Committees and Their Functions," "Executive Compensation," "Director Compensation," and "Compensation Committee Report."

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation's 2023 Proxy under the heading, "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation maintains a 2013 Long-Term Incentive Plan (LTIP), which was amended in December 2018 to permit the issuance of restricted stock units. Under the LTIP, the Corporation may grant options and share awards to employees and non-employee directors up to 3,732,632 shares of common stock.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	294,111	$26.11	2,253,706
Equity compensation plan not approved by security holders	—	—	—
Total	294,111	$26.11	2,253,706

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation's 2023 Proxy under the headings, "The Board, the Board's Committees and Their Functions" and "Related Party Transactions."

Item 14.     Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation's 2023 Proxy under the headings: "Audit Committee" and "Independent Registered Public Accounting Firm Fees."

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
(4.6)
Indenture, dated November 15, 2022 between Univest Financial Corporation and U.S. Bank Trust Company, National Association, as trustee, is incorporated by reference to Exhibit 4.1 of Form 8-K, as filed with the SEC on November 15, 2022.

(4.7)
First Supplemental Indenture, dated November 15, 2022, between Univest Financial Corporation and U.S. Bank Trust Company, National Association, as trustee, is incorporated by reference to Exhibit 4.2 of Form 8-K, as filed with the SEC on November 15, 2022.

(4.8)	Form of 7.25% Fixed-to-Floating Rate Subordinated Notes due 2032 is incorporated by reference to Exhibit 4.3 of Form 8-K, filed with the SEC on November 15, 2022.
(10.1)*
Form of Change in Control Agreement, dated October 26, 2022, entered into between Univest Financial Corporation, Univest Bank and Trust Co. and each of Jeffrey M. Schweitzer, Michael S. Keim, Brian J. Richardson and Megan D. Santana, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on October 27, 2022.

(10.2)*	Form of Change in Control Agreement, dated October 26, 2022, entered into between Univest Financial Corporation, Univest Bank and Trust Co. and Patrick C. McCormick.
(10.3)*	Amended and Restated Univest 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 of Form 10-K filed with the SEC on February 28, 2019.
(10.4)*	Univest Financial Corporation 2003 Long-Term Incentive Plan is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8, filed with the SEC on March 8, 2005.
(10.5)*	2023 Executive Incentive Compensation Plan
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
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

(101)	The following financial statements from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
(104)	The cover page from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.
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
February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	February 24, 2023

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023

/s/ BRIAN J. RICHARDSON Brian J. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023

/s/ ROGER H. BALLOU Roger H. Ballou	Director	February 24, 2023

/s/ JOSEPH P. BEEBE Joseph P. Beebe	Director	February 24, 2023

/s/ TODD S. BENNING Todd S. Benning	Director	February 24, 2023

/s/ SUZANNE KEENAN Suzanne Keenan	Director	February 24, 2023

/s/ GLENN E. MOYER Glenn E. Moyer	Director	February 24, 2023

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 24, 2023

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 24, 2023

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 24, 2023

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 24, 2023

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 24, 2023