Form 10-Q
period 2023-03-31
UNIVEST FINANCIAL Corp
filed 2023-05-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,429,373
(Title of Class)	(Number of shares outstanding at May 1, 2023)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At March 31, 2023	At December 31, 2022
ASSETS
Cash and due from banks	$71,215	$84,176
Interest-earning deposits with other banks	67,109	68,623
Cash and cash equivalents	138,324	152,799
Investment securities held-to-maturity (fair value $133,147 and $134,068 at March 31, 2023 and December 31, 2022, respectively)	151,347	154,727
Investment securities available-for-sale (amortized cost $414,118 and $402,111, net of allowance for credit losses of $1,432 and $1,140 at March 31, 2023 and December 31, 2022, respectively)	367,656	350,256
Investments in equity securities	3,105	2,579
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	43,792	33,841
Loans held for sale	5,425	5,037
Loans and leases held for investment	6,239,804	6,123,230
Less: Allowance for credit losses, loans and leases	(80,034)	(79,004)
Net loans and leases held for investment	6,159,770	6,044,226
Premises and equipment, net	52,334	50,939
Operating lease right-of-use assets	31,663	30,059
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	11,044	11,384
Bank owned life insurance	128,926	120,297
Accrued interest receivable and other assets	90,095	90,362
Total assets	$7,358,991	$7,222,016
LIABILITIES
Noninterest-bearing deposits	$1,799,225	$2,047,263
Interest-bearing deposits	4,035,432	3,866,263
Total deposits	5,834,657	5,913,526
Short-term borrowings	271,881	197,141
Long-term debt	220,000	95,000
Subordinated notes	148,385	148,260
Operating lease liabilities	34,846	33,153
Accrued interest payable and other liabilities	50,726	58,436
Total liabilities	6,560,495	6,445,516
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2023 and December 31, 2022; 31,556,799 shares issued at March 31, 2023 and December 31, 2022; 29,427,696 and 29,271,915 shares outstanding at March 31, 2023 and December 31, 2022, respectively	157,784	157,784
Additional paid-in capital	298,167	300,808
Retained earnings	443,493	428,637
Accumulated other comprehensive loss, net of tax benefit	(55,550)	(62,104)
Treasury stock, at cost; 2,129,103 and 2,284,884 shares at March 31, 2023 and December 31, 2022, respectively	(45,398)	(48,625)
Total shareholders’ equity	798,496	776,500
Total liabilities and shareholders’ equity	$7,358,991	$7,222,016
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Interest income
Interest and fees on loans and leases	$78,655	$48,106
Interest and dividends on investment securities:
Taxable	3,495	2,365
Exempt from federal income taxes	15	15
Interest on deposits with other banks	479	357
Interest and dividends on other earning assets	609	355
Total interest income	83,253	51,198
Interest expense
Interest on deposits	18,336	2,891
Interest on short-term borrowings	2,728	2
Interest on long-term debt and subordinated notes	2,872	1,645
Total interest expense	23,936	4,538
Net interest income	59,317	46,660
Provision (reversal of provision) for credit losses	3,387	(3,450)
Net interest income after provision for credit losses	55,930	50,110
Noninterest income
Trust fee income	1,955	2,102
Service charges on deposit accounts	1,547	1,504
Investment advisory commission and fee income	4,752	5,152
Insurance commission and fee income	6,487	5,570
Other service fee income	3,076	2,756
Bank owned life insurance income	767	699
Net gain on sales of investment securities	—	30
Net gain on mortgage banking activities	625	1,929
Other income	471	728
Total noninterest income	19,680	20,470
Noninterest expense
Salaries, benefits and commissions	31,014	28,245
Net occupancy	2,727	2,716
Equipment	993	982
Data processing	4,029	3,567
Professional fees	1,941	2,138
Marketing and advertising	371	425
Deposit insurance premiums	1,101	893
Intangible expenses	253	341
Other expense	7,100	6,105
Total noninterest expense	49,529	45,412
Income before income taxes	26,081	25,168
Income tax expense	5,047	4,851
Net income	$21,034	$20,317
Net income per share:
Basic	$0.72	$0.69
Diluted	0.71	0.68
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023			2022
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$26,081	$5,047	$21,034	$25,168	$4,851	$20,317
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	5,393	1,133	4,260	(20,369)	(4,278)	(16,091)
Provision for credit losses	292	61	231	346	73	273
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(30)	(6)	(24)
Total net unrealized gains (losses) on available-for-sale investment securities	5,685	1,194	4,491	(20,053)	(4,211)	(15,842)
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains arising during the period	1,306	274	1,032	76	16	60
Less: reclassification adjustment for net losses realized in net income (2)	1,060	223	837	68	14	54
Total net unrealized gains on interest rate swaps used in cash flow hedges	2,366	497	1,869	144	30	114
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	246	52	194	218	46	172
Total defined benefit pension plans	246	52	194	218	46	172
Other comprehensive income (loss)	8,297	1,743	6,554	(19,691)	(4,135)	(15,556)
Total comprehensive income	$34,378	$6,790	$27,588	$5,477	$716	$4,761
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500
Net income	—	—	—	21,034	—	—	21,034
Other comprehensive income, net of income tax	—	—	—	—	6,554	—	6,554
Cash dividends declared ($0.21 per share)	—	—	—	(6,151)	—	—	(6,151)
Stock-based compensation	—	—	1,057	(27)	—	—	1,030
Stock issued under dividend reinvestment and employee stock purchase plans	25,344	—	29	—	—	633	662
Vesting of restricted stock units, net of shares withheld to cover taxes	126,270	—	(3,713)	—	—	2,506	(1,207)
Exercise of stock options	4,167	—	(14)	—	—	88	74
Balance at March 31, 2023	29,427,696	$157,784	$298,167	$443,493	$(55,550)	$(45,398)	$798,496

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2022
Balance, December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794
Net income	—	—	—	20,317	—	—	20,317
Other comprehensive loss, net of income tax benefit	—	—	—	—	(15,556)	—	(15,556)
Cash dividends declared ($0.20 per share)	—	—	—	(5,905)	—	—	(5,905)
Stock-based compensation	—	—	1,073	(204)	—	—	869
Stock issued under dividend reinvestment and employee stock purchase plans	21,843	—	59	—	—	564	623
Vesting of restricted stock units, net of shares withheld to cover taxes	88,259	—	(2,418)	—	—	1,555	(863)
Exercise of stock options	25,781	—	50	—	—	526	576
Balance at March 31, 2022	29,636,425	$157,784	$297,945	$389,332	$(31,909)	$(39,297)	$773,855
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$21,034	$20,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses	3,387	(3,450)
Depreciation of premises and equipment	1,181	1,101
Net amortization of investment securities premiums and discounts	264	472
Net gain on sales of investment securities	—	(30)
Net gain on mortgage banking activities	(625)	(1,929)
Bank owned life insurance income	(767)	(699)
Stock-based compensation	1,110	934
Intangible expenses	253	341
Other adjustments to reconcile net income to cash used in operating activities	(32)	(910)
Originations of loans held for sale	(28,043)	(73,541)
Proceeds from the sale of loans held for sale	28,430	82,616
Contributions to pension and other postretirement benefit plans	(62)	(63)
(Increase) decrease in accrued interest receivable and other assets	(1,878)	4,316
Decrease in accrued interest payable and other liabilities	(3,512)	(5,535)
Net cash provided by operating activities	20,740	23,940
Cash flows from investing activities:
Proceeds from sale of premises and equipment	5	6,170
Purchases of premises and equipment	(2,590)	(676)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	3,284	14,335
Proceeds from maturities, calls and principal repayments of securities available-for-sale	6,940	8,501
Proceeds from sales of securities available-for-sale	—	1,530
Purchases of investment securities held-to-maturity	—	(3,936)
Purchases of investment securities available-for-sale	(19,129)	(63,634)
Proceeds from sales of money market mutual funds	10	2,508
Purchases of money market mutual funds	(605)	(2,077)
Net (increase) decrease in other investments	(9,951)	1,856
Proceeds from sale of loans originally held-for-investment	175	—
Net increase in loans and leases	(119,332)	(90,783)
Proceeds from sales of other real estate owned	260	—
Purchases of bank owned life insurance	(7,862)	—
Net cash used in investing activities	(148,795)	(126,206)
Cash flows from financing activities:
Net decrease in deposits	(78,876)	(7,200)
Net increase (decrease) in short-term borrowings	74,740	(1,130)
Proceeds from issuance of long-term debt	150,000	—
Repayment of long-term debt	(25,000)	—
Payment of contingent consideration on acquisitions	(635)	—
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,207)	(863)
Stock issued under dividend reinvestment and employee stock purchase plans	662	623
Proceeds from exercise of stock options	74	576
Cash dividends paid	(6,178)	(6,109)
Net cash provided by (used in) financing activities	113,580	(14,103)
Net decrease in cash and cash equivalents	(14,475)	(116,369)
Cash and cash equivalents at beginning of year	152,799	890,150
Cash and cash equivalents at end of period	$138,324	$773,781

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,927	$5,559
Cash paid for income taxes, net of refunds	65	28
Non cash transactions:
Transfer of loans to loans held for sale	$175	$—
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the fair value measurement of investment securities available-for-sale and the determination of the allowance for credit losses.

Loans

A loan is classified as a modified loan to a borrower experiencing financial difficulty when a contractual loan modification in the form of principal forgiveness, an interest rate reduction, an other-than-significant payment delay or a term extension (or a combination thereof) has been granted to an existing borrower experiencing financial difficulties. The goal when modifying a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing modified loans to borrowers experiencing financial difficulty are primarily comprised of loans on which interest is being accrued under the modified terms, and the loans are current or less than 90 days past due.

Loans and Leases - Prior to ASU No. 2022-02 Adoption

The Corporation adopted ASU No. 2022-02 effective January 1, 2023. The following section was carried forward from the Annual Report of Form 10-K for the year ended December 31, 2022.

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

Accounting Pronouncements Adopted in 2023

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements Yet to Be Adopted

In March 2023, the FASB issued ASU No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Corporation. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. For additional information on the calculation of basic and diluted earnings per share, see Note 1, "Summary of Significant Accounting Policies - Earnings per Share" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2023	2022
Numerator for basic and diluted earnings per share—net income available to common shareholders	$21,034	$20,317
Denominator for basic earnings per share—weighted-average shares outstanding	29,312	29,542
Effect of dilutive securities—employee stock options and restricted stock units	194	196
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,506	29,738
Basic earnings per share	$0.72	$0.69
Diluted earnings per share	$0.71	$0.68
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	229	249

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at March 31, 2023 and December 31, 2022, by contractual maturity within each type:

	At March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$2,554	$—	$(87)		$2,467
After 5 years to 10 years	7,531	—	(398)	—	7,133
Over 10 years	141,262	—	(17,715)	—	123,547
	151,347	—	(18,200)	—	133,147
Total	$151,347	$—	$(18,200)	$—	$133,147
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$1	$—	$—	$1,031
After 1 year to 5 years	1,297	—	(31)	—	1,266
	2,327	1	(31)	—	2,297
Residential mortgage-backed securities:
After 1 year to 5 years	784	—	(29)	—	755
After 5 years to 10 years	15,617	—	(1,194)	—	14,423
Over 10 years	301,712	32	(36,128)	—	265,616
	318,113	32	(37,351)	—	280,794
Collateralized mortgage obligations:
After 5 years to 10 years	305	—	(18)	—	287
Over 10 years	2,199	—	(215)	—	1,984
	2,504	—	(233)	—	2,271
Corporate bonds:
Within 1 year	1,500	—	(1)	(1)	1,498
After 1 year to 5 years	29,674	4	(1,163)	(200)	28,315
After 5 years to 10 years	60,000	—	(6,288)	(1,231)	52,481
	91,174	4	(7,452)	(1,432)	82,294
Total	$414,118	$37	$(45,067)	$(1,432)	$367,656

	At December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,654	$—	$(70)	$—	$1,584
After 5 years to 10 years	6,076	—	(342)	—	5,734
Over 10 years	146,997	—	(20,247)	—	126,750
	154,727	—	(20,659)	—	134,068
Total	$154,727	$—	$(20,659)	$—	$134,068
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,327	$—	$(42)	$—	$2,285
	2,327	—	(42)	—	2,285
Residential mortgage-backed securities:
After 1 year to 5 years	864	—	(37)	—	827
After 5 years to 10 years	10,399	—	(815)	—	9,584
Over 10 years	294,261	7	(41,291)	—	252,977
	305,524	7	(42,143)	—	263,388
Collateralized mortgage obligations:
After 5 years to 10 years	324	—	(22)	—	302
Over 10 years	2,257	—	(237)	—	2,020
	2,581	—	(259)	—	2,322
Corporate bonds:
Within 1 year	1,000	—	—	—	1,000
After 1 year to 5 years	30,679	3	(1,516)	(152)	29,014
After 5 years to 10 years	60,000	—	(6,765)	(988)	52,247
	91,679	3	(8,281)	(1,140)	82,261
Total	$402,111	$10	$(50,725)	$(1,140)	$350,256

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

Securities with a carrying value of $327.8 million and $429.4 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds deposits and other contractual obligations. There were no pledged securities to secure credit derivatives and interest rate swaps at March 31, 2023 or December 31, 2022. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Securities available-for-sale:
Proceeds from sales	$—	$1,530
Gross realized gains on sales	—	30
Tax expense related to net realized gains on sales	—	6

At March 31, 2023 and December 31, 2022, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$22,966	$(862)	$110,181	$(17,338)	$133,147	$(18,200)
Total	$22,966	$(862)	$110,181	$(17,338)	$133,147	$(18,200)
Securities Available-for-Sale
State and political subdivisions	$—	$—	$1,267	$(31)	$1,267	$(31)
Residential mortgage-backed securities	84,540	(4,885)	190,747	(32,466)	275,287	(37,351)
Collateralized mortgage obligations	—	—	2,271	(233)	2,271	(233)
Total	$84,540	$(4,885)	$194,285	$(32,730)	$278,825	$(37,615)
At December 31, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Total	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Securities Available-for-Sale
State and political subdivisions	$1,255	$(42)	$—	$—	$1,255	$(42)
Residential mortgage-backed securities	128,831	(13,843)	133,902	(28,300)	262,733	(42,143)
Collateralized mortgage obligations	302	(22)	2,020	(237)	2,322	(259)
Corporate bonds	500	(1)	—	—	500	(1)
Total	$130,888	$(13,908)	$135,922	$(28,537)	$266,810	$(42,445)

At March 31, 2023, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $133.1 million, including unrealized losses of $18.2 million. These holdings were comprised of 84 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the three months ended March 31, 2023.

At March 31, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $278.8 million, including unrealized losses of $37.6 million. These holdings were comprised of (1) 109 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, (3) one state and political subdivisions bond and (4) one investment grade corporate bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at March 31, 2023 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the three months ended March 31, 2023 and March 31, 2022 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended March 31, 2023
Securities Available-for-Sale
Beginning balance	$(1,140)
Change in securities for which a previous expected credit loss was recognized	(292)
Ending balance	$(1,432)
Three months ended March 31, 2022
Securities Available-for-Sale
Beginning balance	$(929)
Additions for securities for which no previous expected credit losses were recognized	(45)
Change in securities for which a previous expected credit loss was recognized	(301)
Ending balance	$(1,275)

At March 31, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $81.3 million, including unrealized losses of $8.9 million, and allowance for credit losses of $1.4 million. These holdings were comprised of 39 investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $69 thousand net loss and a $1 thousand net gain on equity securities during the three months ended March 31, 2023 and 2022, respectively, in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2023 or 2022.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2023	At December 31, 2022
Commercial, financial and agricultural	$1,032,753	$1,088,928
Real estate-commercial	3,128,210	3,027,955
Real estate-construction	376,569	381,811
Real estate-residential secured for business purpose	498,505	478,254
Real estate-residential secured for personal purpose	779,557	730,395
Real estate-home equity secured for personal purpose	172,073	176,699
Loans to individuals	28,656	27,873
Lease financings	223,481	211,315
Total loans and leases held for investment, net of deferred income	$6,239,804	$6,123,230
Less: Allowance for credit losses, loans and leases	(80,034)	(79,004)
Net loans and leases held for investment	$6,159,770	$6,044,226
Imputed interest on lease financings, included in the above table	$(24,386)	$(21,932)
Net deferred costs, included in the above table	6,633	6,053
Overdraft deposits included in the above table	154	93

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at March 31, 2023 and December 31, 2022:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At March 31, 2023
Commercial, financial and agricultural	$1,348	$—	$—	$1,348	$1,027,982	$1,029,330	$3,423	$1,032,753
Real estate—commercial real estate and construction:
Commercial real estate	328	—	1,195	1,523	3,122,399	3,123,922	4,288	3,128,210
Construction	—	—	—	—	376,186	376,186	383	376,569
Real estate—residential and home equity:
Residential secured for business purpose	308	768	—	1,076	496,670	497,746	759	498,505
Residential secured for personal purpose	1,506	—	—	1,506	776,551	778,057	1,500	779,557
Home equity secured for personal purpose	835	74	—	909	170,216	171,125	948	172,073
Loans to individuals	20	4	47	71	28,585	28,656	—	28,656
Lease financings	1,207	371	754	2,332	221,088	223,420	61	223,481
Total	$5,552	$1,217	$1,996	$8,765	$6,219,677	$6,228,442	$11,362	$6,239,804

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2022
Commercial, financial and agricultural	$1,616	$343	$—	$1,959	$1,081,897	$1,083,856	$5,072	$1,088,928
Real estate—commercial real estate and construction:
Commercial real estate	3,281	290	20	3,591	3,019,827	3,023,418	4,537	3,027,955
Construction	315	—	—	315	381,496	381,811	—	381,811
Real estate—residential and home equity:
Residential secured for business purpose	375	203	263	841	476,400	477,241	1,013	478,254
Residential secured for personal purpose	4,127	162	319	4,608	723,798	728,406	1,989	730,395
Home equity secured for personal purpose	953	225	—	1,178	174,781	175,959	740	176,699
Loans to individuals	32	153	39	224	27,649	27,873	—	27,873
Lease financings	3,555	341	234	4,130	207,183	211,313	2	211,315
Total	$14,254	$1,717	$875	$16,846	$6,093,031	$6,109,877	$13,353	$6,123,230

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2023 and December 31, 2022.

	At March 31, 2023			At December 31, 2022
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$3,423	$—	$3,423	$5,072	$—	$5,072
Real estate—commercial real estate and construction:
Commercial real estate	4,288	1,195	5,483	4,537	20	4,557
Construction	383	—	383	—	—	—
Real estate—residential and home equity:
Residential secured for business purpose	759	—	759	1,013	263	1,276
Residential secured for personal purpose	1,500	—	1,500	1,989	319	2,308
Home equity secured for personal purpose	948	—	948	740	—	740
Loans to individuals	—	47	47	—	39	39
Lease financings	61	754	815	2	234	236
Total	$11,362	$1,996	$13,358	$13,353	$875	$14,228

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	Nonaccrual With No ACL	Nonaccrual With ACL	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At March 31, 2023
Commercial, financial and agricultural	$159	$3,264	$3,423	$—
Real estate-commercial	4,288	—	4,288	1,195
Real estate-construction	383	—	383	—
Real estate-residential secured for business purpose	759	—	759	—
Real estate-residential secured for personal purpose	1,500	—	1,500	—
Real estate-home equity secured for personal purpose	948	—	948	—
Loans to individuals	—	—	—	47
Lease financings	—	61	61	754
Total	$8,037	$3,325	$11,362	$1,996
At December 31, 2022
Commercial, financial and agricultural	$225	$4,847	$5,072	$—
Real estate-commercial	4,537	—	4,537	20
Real estate-residential secured for business purpose	1,013	—	1,013	263
Real estate-residential secured for personal purpose	1,989	—	1,989	319
Real estate-home equity secured for personal purpose	740	—	740	—
Loans to individuals	—	—	—	39
Lease financings	—	2	2	234
Total	$8,504	$4,849	$13,353	$875

For the three months ended March 31, 2023, $6 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At March 31, 2023
Commercial, financial and agricultural	$3,423	$—	$—	$3,423
Real estate-commercial	4,288	—	—	4,288
Real estate-construction	383	—	—	383
Real estate-residential secured for business purpose	759	—	—	759
Real estate-residential secured for personal purpose	1,500	—	—	1,500
Real estate-home equity secured for personal purpose	948	—	—	948
Lease financings	—	61	—	61
Total	$11,301	$61	$—	$11,362

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2022
Commercial, financial and agricultural	$2,743	$—	$2,329	$5,072
Real estate-commercial	4,537	—	—	4,537
Real estate-residential secured for business purpose	1,013	—	—	1,013
Real estate-residential secured for personal purpose	1,989	—	—	1,989
Real estate-home equity secured for personal purpose	740	—	—	740
Lease financings	—	2	—	2
Total	$11,022	$2	$2,329	$13,353
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed by the SBA or fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality key risk indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2022. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at March 31, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At March 31, 2023
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$27,521	$194,140	$145,736	$36,286	$25,788	$67,231	$469,953	$729	$967,384
2. Special Mention	—	3,926	21,196	2,362	7,098	—	27,337	—	61,919
3. Substandard	—	—	108	—	589	—	2,753	—	3,450
Total	$27,521	$198,066	$167,040	$38,648	$33,475	$67,231	$500,043	$729	$1,032,753
Current period gross charge-offs	$—	$—	$247	$23	$—	$—	$2,578	$—	$2,848

Real Estate-Commercial
Risk Rating
1. Pass	$117,401	$880,556	$682,078	$703,079	$360,218	$304,672	$52,553	$—	$3,100,557
2. Special Mention	—	854	10,250	5,725	—	2,816	1,771	—	21,416
3. Substandard	—	—	1,949	1,701	—	2,587	—	—	6,237
Total	$117,401	$881,410	$694,277	$710,505	$360,218	$310,075	$54,324	$—	$3,128,210
Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$—	$50

Real Estate-Construction
Risk Rating
1. Pass	$36,683	$261,911	$27,799	$3,949	$255	$2,761	$26,178	$—	$359,536
2. Special Mention	—	5,352	—	—	—	—	5,472	—	10,824
3. Substandard	—	380	—	—	5,829	—	—	—	6,209
Total	$36,683	$267,643	$27,799	$3,949	$6,084	$2,761	$31,650	$—	$376,569
Current period gross charge-offs	$—	$—	$—	$207	$—	$—	$—	$—	$207

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$30,786	$162,069	$131,702	$65,443	$40,142	$38,726	$27,696	$—	$496,564
2. Special Mention	—	—	—	245	—	934	—	—	1,179
3. Substandard	—	—	211	26	—	488	37	—	762
Total	$30,786	$162,069	$131,913	$65,714	$40,142	$40,148	$27,733	$—	$498,505

Totals By Risk Rating
1. Pass	$212,391	$1,498,676	$987,315	$808,757	$426,403	$413,390	$576,380	$729	$4,924,041
2. Special Mention	—	10,132	31,446	8,332	7,098	3,750	34,580	—	95,338
3. Substandard	—	380	2,268	1,727	6,418	3,075	2,790	—	16,658
Total	$212,391	$1,509,188	$1,021,029	$818,816	$439,919	$420,215	$613,750	$729	$5,036,037
Total current period gross charge-offs	$—	$—	$247	$230	$—	$50	$2,578	$—	$3,105

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2022
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$233,064	$148,033	$41,091	$28,269	$28,209	$48,631	$487,818	$125	$1,015,240
2. Special Mention	2,732	28,220	9,623	8,104	26	—	19,829	—	68,534
3. Substandard	—	13	—	—	—	—	5,141	—	5,154
Total	$235,796	$176,266	$50,714	$36,373	$28,235	$48,631	$512,788	$125	$1,088,928

Real Estate-Commercial
Risk Rating
1. Pass	$877,703	$680,432	$724,941	$332,702	$118,034	$208,974	$54,139	$—	$2,996,925
2. Special Mention	869	8,173	11,582	944	85	3,002	1,838	—	26,493
3. Substandard	—	—	1,770	—	2,222	495	50	—	4,537
Total	$878,572	$688,605	$738,293	$333,646	$120,341	$212,471	$56,027	$—	$3,027,955

Real Estate-Construction
Risk Rating
1. Pass	$243,983	$52,485	$8,341	$34,670	$191	$442	$30,223	$—	$370,335
2. Special Mention	—	5,781	—	5,695	—	—	—	—	11,476
3. Substandard	—	—	—	—	—	—	—	—	—
Total	$243,983	$58,266	$8,341	$40,365	$191	$442	$30,223	$—	$381,811

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$165,844	$128,669	$67,955	$39,794	$21,226	$23,324	$29,239	$—	$476,051
2. Special Mention	—	—	247	—	—	941	—	—	1,188
3. Substandard	—	211	27	—	38	594	145	—	1,015
Total	$165,844	$128,880	$68,229	$39,794	$21,264	$24,859	$29,384	$—	$478,254

Totals By Risk Rating
1. Pass	$1,520,594	$1,009,619	$842,328	$435,435	$167,660	$281,371	$601,419	$125	$4,858,551
2. Special Mention	3,601	42,174	21,452	14,743	111	3,943	21,667	—	107,691
3. Substandard	—	224	1,797	—	2,260	1,089	5,336	—	10,706
Total	$1,524,195	$1,052,017	$865,577	$450,178	$170,031	$286,403	$628,422	$125	$4,976,948

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2023 or December 31, 2022.

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2022. Loans and leases past due 90 days or more and loans and leases on nonaccrual status are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at March 31, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2023
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$45,329	$265,019	$213,723	$138,347	$23,519	$92,037	$83	$778,057
2. Nonperforming	—	158	47	—	309	986	—	1,500
Total	$45,329	$265,177	$213,770	$138,347	$23,828	$93,023	$83	$779,557

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$219	$2,761	$614	$467	$186	$1,743	$165,135	$171,125
2. Nonperforming	—	—	—	—	—	45	903	948
Total	$219	$2,761	$614	$467	$186	$1,788	$166,038	$172,073

Loans to Individuals
Payment Performance
1. Performing	$502	$1,317	$763	$494	$197	$1,359	$23,977	$28,609
2. Nonperforming	—	—	—	—	—	47	—	47
Total	$502	$1,317	$763	$494	$197	$1,406	$23,977	$28,656
Current period gross charge-offs	$38	$19	$—	$5	$—	$—	$43	$105

Lease Financings
Payment Performance
1. Performing	$31,451	$88,155	$56,656	$29,682	$12,776	$3,946	$—	$222,666
2. Nonperforming	—	654	111	18	4	28	—	815
Total	$31,451	$88,809	$56,767	$29,700	$12,780	$3,974	$—	$223,481
Current period gross charge-offs	$—	$—	$—	$20	$—	$—	$—	$20

Totals by Payment Performance
1. Performing	$77,501	$357,252	$271,756	$168,990	$36,678	$99,085	$189,195	$1,200,457
2. Nonperforming	—	812	158	18	313	1,106	903	3,310
Total	$77,501	$358,064	$271,914	$169,008	$36,991	$100,191	$190,098	$1,203,767
Total current period gross charge-offs	$38	$19	$—	$25	$—	$—	$43	$125

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2022
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$258,293	$211,638	$140,822	$23,827	$18,273	$75,126	$108	$728,087
2. Nonperforming	—	48	466	319	306	1,169	—	2,308
Total	$258,293	$211,686	$141,288	$24,146	$18,579	$76,295	$108	$730,395

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$2,945	$642	$491	$192	$205	$1,565	$169,870	$175,910
2. Nonperforming	—	—	—	—	157	3	629	789
Total	$2,945	$642	$491	$192	$362	$1,568	$170,499	$176,699

Loans to Individuals
Payment Performance
1. Performing	$1,581	$857	$554	$247	$138	$1,340	$23,117	$27,834
2. Nonperforming	—	—	—	—	—	39	—	39
Total	$1,581	$857	$554	$247	$138	$1,379	$23,117	$27,873

Lease Financings
Payment Performance
1. Performing	$94,430	$61,680	$33,468	$15,164	$5,569	$768	$—	$211,079
2. Nonperforming	41	56	17	21	90	11	—	236
Total	$94,471	$61,736	$33,485	$15,185	$5,659	$779	$—	$211,315

Totals by Payment Performance
1. Performing	$357,249	$274,817	$175,335	$39,430	$24,185	$78,799	$193,095	$1,142,910
2. Nonperforming	41	104	483	340	553	1,222	629	3,372
Total	$357,290	$274,921	$175,818	$39,770	$24,738	$80,021	$193,724	$1,146,282

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2023 or December 31, 2022.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three months ended March 31, 2023 and 2022. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the three months ended March 31, 2023.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$547	$(2,848)	$106	$14,725
Real estate-commercial	41,673	1,524	(50)	3	43,150
Real estate-construction	4,952	(64)	(207)	—	4,681
Real estate-residential secured for business purpose	7,054	1,125	—	181	8,360
Real estate-residential secured for personal purpose	3,685	1,327	—	—	5,012
Real estate-home equity secured for personal purpose	1,287	(66)	—	50	1,271
Loans to individuals	351	113	(105)	16	375
Lease financings	3,082	(634)	(20)	32	2,460
Unallocated	—	—	N/A	N/A	—
Total	$79,004	$3,872	$(3,230)	$388	$80,034
Three Months Ended March 31, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,538	$(1,672)	$(214)	$189	$11,841
Real estate-commercial	41,095	(669)	—	—	40,426
Real estate-construction	4,575	(941)	—	—	3,634
Real estate-residential secured for business purpose	6,482	(328)	—	48	6,202
Real estate-residential secured for personal purpose	2,403	189	—	—	2,592
Real estate-home equity secured for personal purpose	1,028	(53)	—	1	976
Loans to individuals	363	57	(75)	24	369
Lease financings	2,290	5	(59)	10	2,246
Unallocated	150	(150)	N/A	N/A	—
Total	$71,924	$(3,562)	$(348)	$272	$68,286
N/A – Not applicable

The following presents, by portfolio segment, the balance in the ACL on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at March 31, 2023 and 2022:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At March 31, 2023
Commercial, financial and agricultural	$912	$13,813	$14,725	$3,423	$1,029,330	$—	$1,032,753
Real estate-commercial	—	43,150	43,150	4,288	3,123,922	—	3,128,210
Real estate-construction	—	4,681	4,681	383	376,186	—	376,569
Real estate-residential secured for business purpose	—	8,360	8,360	759	497,746	—	498,505
Real estate-residential secured for personal purpose	—	5,012	5,012	1,500	778,057	—	779,557
Real estate-home equity secured for personal purpose	—	1,271	1,271	948	171,125	—	172,073
Loans to individuals	—	375	375	—	28,656	—	28,656
Lease financings	—	2,460	2,460	—	223,481	—	223,481
Total	$912	$79,122	$80,034	$11,301	$6,228,503	$—	$6,239,804
At March 31, 2022
Commercial, financial and agricultural	$—	$11,841	$11,841	$448	$942,335	$—	$942,783
Real estate-commercial	954	39,472	40,426	26,411	2,790,313	13	2,816,737
Real estate-construction	—	3,634	3,634	—	285,083	—	285,083
Real estate-residential secured for business purpose	—	6,202	6,202	1,120	411,366	—	412,486
Real estate-residential secured for personal purpose	—	2,592	2,592	2,259	566,476	—	568,735
Real estate-home equity secured for personal purpose	—	976	976	489	159,645	—	160,134
Loans to individuals	—	369	369	—	26,249	—	26,249
Lease financings	—	2,246	2,246	—	188,579	—	188,579
Total	$954	$67,332	$68,286	$30,727	$5,370,046	$13	$5,400,786
N/A – Not applicable

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	1	$5,829	1.2%	$16
Total	1	$5,829		$16
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$2,620	0.3%	$538
Total	1	$2,620		$538

*Amortized cost excludes $26 thousand of accrued interest receivable on modified loans.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

	Term Extension
(Dollars in thousands)	No. of Loans	Financial Effect
Three Months Ended March 31, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	1	Extended the loan maturity by 8 months to allow time for the construction to be completed. 3 months of interest payments were capitalized to the loan balance.
Total	1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Extended the loan maturity by 10 months in order to provide time to borrower to liquidate collateral for loan payoff.
Total	1

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three months ended March 31, 2023.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at March 31, 2023.

	At March 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	$5,829	$—	$—	$5,829
Total	$5,829	$—	$—	$5,829
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$2,620	$—	$—	$2,620
Total	$2,620	$—	$—	$2,620

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at March 31, 2023 or December 31, 2022.

(Dollars in thousands)	At March 31, 2023	At December 31, 2022
Real estate-residential secured for personal purpose	$2,812	$822
Real estate-home equity secured for personal purpose	71	72
Total	$2,883	$894
There was no foreclosed residential real estate property included in other real estate owned at March 31, 2023 or December 31, 2022.

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2023	At December 31, 2022
2023 (excluding the three months ended March 31, 2023)	$74,280	$75,900
2024	66,701	61,793
2025	49,414	45,738
2026	33,086	29,902
2027	14,603	13,091
Thereafter	5,421	2,552
Total future minimum lease payments receivable	243,505	228,976
Plus: Unguaranteed residual	1,212	1,387
Plus: Initial direct costs	3,150	2,884
Less: Imputed interest	(24,386)	(21,932)
Lease financings	$223,481	$211,315

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2023 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2022	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2023	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2023			At December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,048	$740	$6,788	$5,939	$849
Customer related intangibles	4,162	2,318	1,844	8,493	6,530	1,963
Servicing rights	29,181	20,721	8,460	28,904	20,332	8,572
Total amortized intangible assets	$40,131	$29,087	$11,044	$44,185	$32,801	$11,384
(1) Included within accumulated amortization is a valuation allowance of $40 thousand and $5 thousand on servicing rights at March 31, 2023 and December 31, 2022, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2023 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$616
2024		648
2025		469
2026		319
2027		216
Thereafter		316
Total		$2,584
The aggregate fair value of servicing rights was $16.8 million at March 31, 2023 and December 31, 2022. The fair value of these rights was determined using a discount rate ranging from 10.4% to 12.4% at March 31, 2023 and 10.1% to 12.0% at December 31, 2022.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning of period	$8,572	$7,878
Servicing rights capitalized	277	714
Amortization of servicing rights	(354)	(476)
Changes in valuation allowance	(35)	6
End of period	$8,460	$8,122
Loans serviced for others	$1,496,319	$1,440,562

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Valuation allowance, beginning of period	$(5)	$(13)
Additions	(35)	—
Reductions	—	6
Valuation allowance, end of period	$(40)	$(7)

The estimated amortization expense of servicing rights for the remainder of 2023 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$1,072
2024		958
2025		855
2026		761
2027		641
Thereafter		4,173
Total		$8,460

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2023 and December 31, 2022 consisted of the following:

	At March 31, 2023		At December 31, 2022
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,799,225	—%	$2,047,263
Demand deposits	2.56	2,433,575	2.02	2,321,748
Savings deposits	0.39	955,530	0.25	1,025,431
Time deposits	2.91	646,327	2.07	519,084
Total	1.45%	$5,834,657	1.02%	$5,913,526

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently up to $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $121.7 million at March 31, 2023 and $95.0 million at December 31, 2022.

At March 31, 2023, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$259,767
2024		196,555
2025		158,162
2026		14,600
2027		8,246
Thereafter		8,997
Total		$646,327

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At March 31, 2023		At December 31, 2022
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$163,700	5.15%	$125,000	4.45%
Federal funds purchased	90,000	5.26	60,000	4.63
Customer repurchase agreements	18,181	0.05	12,141	0.05

Long-term debt:
FHLB advances	$220,000	3.52%	$95,000	1.34%
Subordinated notes	148,385	6.08	148,260	6.09

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $3.0 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At March 31, 2023 and December 31, 2022, the Bank had outstanding short-term letters of credit with the FHLB totaling $830.4 million and $690.5 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.7 billion at March 31, 2023.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $119.6 million and $98.1 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2023 and December 31, 2022, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.1 billion and $3.0 billion of committed borrowing capacity at March 31, 2023 and December 31, 2022, respectively, of which $1.9 billion and $2.1 billion was available as of March 31, 2023 and December 31, 2022, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $410.0 million at March 31, 2023 and December 31, 2022, of which $320.0 million and $350.0 million were unused as of March 31, 2023 and December 31, 2022, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2023	Weighted Average Rate
Remainder of 2023	$10,000	3.02%
2024	85,000	2.10
2025	50,000	4.59
2026	50,000	4.42
2027	—	—
Thereafter	25,000	4.61
Total	$220,000	3.52%
Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended March 31,
	2023	2022	2023	2022
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$130	$137	$19	$30
Interest cost	597	390	32	24
Expected loss on plan assets	(770)	(933)	—	—
Amortization of net actuarial loss (gain)	250	204	(4)	14
Net periodic benefit cost (income)	$207	$(202)	$47	$68

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $156 thousand to the Retirement Plans and $130 thousand to Other Postretirement Benefit Plans in 2023. During the three months ended March 31, 2023, the Corporation contributed $39 thousand to its Non-Qualified Retirement Benefit Plans and $23 thousand to its Other Postretirement Benefit Plans. During the three months ended March 31, 2023, $713 thousand was paid to participants from the Retirement Plans and $23 thousand was paid to participants from the Other Postretirement Benefit Plans.

Note 9. Stock-Based Incentive Plan

The Corporation maintains the 2013 Long-Term Incentive Plan, which replaced the expired 2003 Long-Term Incentive Plan. In December 2018, the Corporation's Board of Directors approved an Amended and Restated Univest 2013 Long-Term Incentive Plan (the Plan) to permit the issuance of restricted stock units. On April 26, 2023, the 2023 Equity Incentive Plan was approved by shareholders at the Corporation's annual meeting.

The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2023:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2023
Outstanding at December 31, 2022	294,111	$26.11
Exercised	(4,167)	17.89
Outstanding at March 31, 2023	289,944	26.23	3.9	$302
Exercisable at March 31, 2023	289,944	26.23	3.9	302

The Corporation did not issue stock options during the three months ended March 31, 2023 or March 31, 2022.
The following is a summary of nonvested restricted stock units at March 31, 2023 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2022	408,264	$25.57
Granted	213,429	25.04
Added by performance factor	814	19.20
Vested	(174,798)	21.95
Forfeited	(6,114)	27.62
Nonvested stock units at March 31, 2023	441,595	$26.71

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Restricted stock units granted	213,429	164,319
Weighted average grant date fair value	$25.04	$28.36
Intrinsic value of units granted	$5,345	$4,660
Restricted stock units vested	174,798	118,834
Weighted average grant date fair value	$21.95	$23.29
Intrinsic value of units vested	$4,385	$3,377

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at March 31, 2023 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$9,603	2.3

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Stock-based compensation expense:
Restricted stock units	$1,110	$934
Employee stock purchase plan	29	25
Total	$1,139	$959
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$35	$1

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)
Other comprehensive income	4,491	1,869	194	6,554
Balance, March 31, 2023	$(35,575)	$(4,962)	$(15,013)	$(55,550)

Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)
Other comprehensive (loss) income	(15,842)	114	172	(15,556)
Balance, March 31, 2022	$(17,058)	$(45)	$(14,806)	$(31,909)

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At March 31, 2023, approximately $3.6 million, net of tax, which is recorded in accumulated other comprehensive loss, is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2023. At March 31, 2023, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $6.3 million.

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

At March 31, 2023, the Corporation had exposure to 124 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $792.8 million and remaining maturities ranging from 13 months to 11 years. At March 31, 2023, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $330 thousand. At March 31, 2023, the fair value of the swaps to the customers was a net gain of $58.1 million. At March 31, 2023, the Corporation's credit exposure related to the customer totaled $1.7 million.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$6,282
Total	$250,000		$—		$6,282
At December 31, 2022
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$8,647
Total	$250,000		$—		$8,647
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2023
Credit derivatives	$792,838		$—	Other liabilities	$330
Interest rate locks with customers	21,208	Other assets	265		—
Forward loan sale commitments	26,633		—	Other liabilities	6
Total	$840,679		$265		$336
At December 31, 2022
Credit derivatives	$815,469		$—	Other liabilities	$360
Interest rate locks with customers	10,269	Other assets	119		—
Forward loan sale commitments	15,306	Other assets	29		—
Total	$841,044		$148		$360

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2023	2022
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$1,060	$68
Total net loss		$(1,060)	$(68)

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2023	2022
Credit derivatives	Other noninterest income	$86	$450
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	146	(1,010)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(34)	719
Total net gain		$198	$159

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2023 and December 31, 2022:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2023	At December 31, 2022
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(4,962)	$(6,831)
Total		$(4,962)	$(6,831)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2023.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, classified using the fair value hierarchy:

	At March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,297	$—	$2,297
Residential mortgage-backed securities	—	280,794	—	280,794
Collateralized mortgage obligations	—	2,271	—	2,271
Corporate bonds	—	82,294	—	82,294
Total available-for-sale securities	—	367,656	—	367,656
Equity securities:
Equity securities - financial services industry	711	—	—	711
Money market mutual funds	2,394	—	—	2,394
Total equity securities	3,105	—	—	3,105
Loans held for sale	—	5,425	—	5,425
Interest rate locks with customers*	—	265	—	265
Total assets	$3,105	$373,346	$—	$376,451
Liabilities:
Contingent consideration liability	$—	$—	$1,154	$1,154
Interest rate swaps*	—	6,282	—	6,282
Credit derivatives*	—	—	330	330
Forward loan sale commitments*	—	6	—	6
Total liabilities	$—	$6,288	$1,484	$7,772
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $330 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 124 interest rate swaps with a notional amount of $792.8 million. The March 31, 2023 CVA assumed a zero-deal recovery percentage based on the most recent index credit curve.

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
The $360 thousand of credit derivatives liability represented the CVA, which is obtained from real-time financial market data, of 127 interest rate swaps with a notional amount of $815.5 million. The December 31, 2022 CVA assumed a zero-deal recovery percentage based on the most recent index credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was $1.6 million, which was calculated using a discount rate of 8.3%. The potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.9 million over the three-year period ending November 30, 2024.
The following table includes a roll forward of loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Payments received	Increase in value	Balance at March 31, 2023
Credit derivatives	(360)	(57)	—	87	(330)
Net total	$(360)	$(57)	$—	$87	$(330)

	Three Months Ended March 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase (decrease) in value	Balance at March 31, 2022
Loans	48	—	(35)	—	13
Credit derivatives	(381)	(526)	—	450	(457)
Net total	$(333)	$(526)	$(35)	$450	$(444)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2023
Paul I. Sheaffer Insurance Agency	$1,765	$635	$24	$1,154
Total contingent consideration liability	$1,765	$635	$24	$1,154

	Three Months Ended March 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2022
Paul I. Sheaffer Insurance Agency	$1,629	$—	$34	$1,663
Total contingent consideration liability	$1,629	$—	$34	$1,663

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022:

	At March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,389	$10,389
Other real estate owned	—	—	19,000	19,000
Total	$—	$—	$29,389	$29,389

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,586	$10,586
Other real estate owned	—	—	19,258	19,258
Total	$—	$—	$29,844	$29,844

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2023 and December 31, 2022. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$138,324	$—	$—	$138,324	$138,324
Held-to-maturity securities	—	133,147	—	133,147	151,347
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	43,792
Net loans and leases held for investment	—	—	6,097,345	6,097,345	6,149,381
Servicing rights	—	—	16,827	16,827	8,460
Total assets	$138,324	$133,147	$6,114,172	$6,385,643	$6,491,304
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,188,330	$—	$—	$5,188,330	$5,188,330
Time deposits	—	637,072	—	637,072	646,327
Total deposits	5,188,330	637,072	—	5,825,402	5,834,657
Short-term borrowings	—	271,881	—	271,881	271,881
Long-term debt	—	220,903	—	220,903	220,000
Subordinated notes	—	141,250	—	141,250	148,385
Total liabilities	$5,188,330	$1,271,106	$—	$6,459,436	$6,474,923

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$152,799	$—	$—	$152,799	$152,799
Held-to-maturity securities	—	134,068	—	134,068	154,727
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	33,841
Net loans and leases held for investment	—	—	5,912,050	5,912,050	6,033,640
Servicing rights	—	—	16,826	16,826	8,572
Total assets	$152,799	$134,068	$5,928,876	$6,215,743	$6,383,579
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,394,442	$—	$—	$5,394,442	$5,394,442
Time deposits	—	503,576	—	503,576	519,084
Total deposits	5,394,442	503,576	—	5,898,018	5,913,526
Short-term borrowings	—	197,141	—	197,141	197,141
Long-term debt	—	91,926	—	91,926	95,000
Subordinated notes	—	147,250	—	147,250	148,260
Total liabilities	$5,394,442	$939,893	$—	$6,334,335	$6,353,927

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2023, individually analyzed loans held for investment had a carrying amount of $11.3 million with a valuation allowance of $912 thousand. At December 31, 2022, individually analyzed loans held for investment had a carrying amount of $13.4 million with a valuation allowance of $2.8 million. The Corporation had no individually analyzed leases at March 31, 2023 or December 31, 2022.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2023, servicing rights had a net carrying amount of $8.5 million, which included a valuation allowance of $40 thousand. At December 31, 2022, servicing rights had a net carrying amount of $8.6 million, which included a valuation allowance of $5 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2023, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At March 31, 2023 and December 31, 2022, OREO had a carrying amount of $19.0 million and $19.3 million, respectively. During the three months ended March 31, 2023, one commercial real estate property with a carrying value of $257 thousand was sold. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

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

Note 13. Segment Reporting

At March 31, 2023, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2023	At December 31, 2022	At March 31, 2022
Banking	$7,238,593	$7,104,727	$6,997,081
Wealth Management	59,127	58,239	53,174
Insurance	46,059	44,728	42,240
Other	15,212	14,322	15,245
Consolidated assets	$7,358,991	$7,222,016	$7,107,740

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$83,224	$20	$—	$9	$83,253
Interest expense	20,676	979	—	2,281	23,936
Net interest income (expense)	62,548	(959)	—	(2,272)	59,317
Provision for credit losses	3,387	—	—	—	3,387
Noninterest income	6,237	6,759	6,720	(36)	19,680
Noninterest expense	39,932	4,860	3,935	802	49,529
Intersegment (revenue) expense*	(237)	115	122	—	—
Income (loss) before income taxes	25,703	825	2,663	(3,110)	26,081
Income tax expense (benefit)	5,185	164	583	(885)	5,047
Net income (loss)	$20,518	$661	$2,080	$(2,225)	$21,034
Net capital expenditures	$2,201	$3	$56	$325	$2,585

	Three Months Ended
	March 31, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$51,189	$1	$—	$8	$51,198
Interest expense	3,180	30	—	1,328	4,538
Net interest income (expense)	48,009	(29)	—	(1,320)	46,660
Reversal of provision for credit losses	(3,450)	—	—	—	(3,450)
Noninterest income	7,370	7,305	5,764	31	20,470
Noninterest expense	36,488	4,709	3,865	350	45,412
Intersegment (revenue) expense*	(433)	211	222	—	—
Income (loss) before income taxes	22,774	2,356	1,677	(1,639)	25,168
Income tax expense (benefit)	4,543	492	358	(542)	4,851
Net income (loss)	$18,231	$1,864	$1,319	$(1,097)	$20,317
Net capital expenditures	$(5,592)	$63	$15	$20	$(5,494)
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
•Legislative, regulatory and accounting changes, including increased assessments by the Federal Deposit Insurance Corporation;
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
•A failure to maintain adequate levels of capital and liquidity to support our operations;
•The composition and credit quality of our loan and investment portfolios;
•Changes in the level and direction of loan delinquencies, classified and criticized loans and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•Changes in the economic assumptions utilized to calculate the allowance for credit losses;
•Our ability to access cost-effective funding;
•Changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2022 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.

These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2022 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2023	2022	Amount	Percent
Net income	$21,034	$20,317	$717	3.5%
Net income per share:
Basic	$0.72	$0.69	$0.03	4.3
Diluted	0.71	0.68	0.03	4.4
Return on average assets	1.18%	1.17%	1 BP	0.9
Return on average equity	10.81%	10.64%	17 BP	1.6

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans and leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three months ended March 31, 2023 and 2022. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three months ended March 31, 2023 versus 2022

Net interest income on a tax-equivalent basis for the three months ended March 31, 2023 was $59.7 million, an increase of $12.5 million, or 26.5%, compared to $47.2 million for the three months ended March 31, 2022. The increase in tax-equivalent net interest income for the three months ended March 31, 2023 compared to the comparable period in the prior year was largely due to significant loan balance growth and an increase in asset yields, offset by increases in the average balance of borrowings and the cost of funds.

The net interest margin, on a tax-equivalent basis, was 3.58% for the three months ended March 31, 2023 compared to 2.89% for the three months ended March 31, 2022. Excess liquidity had no impact on net interest margin for the three months ended March 31, 2023. Excess liquidity reduced net interest margin by approximately 33 basis points for the three months ended March 31, 2022. Excluding the impact of excess liquidity, the net interest margin, on a tax-equivalent basis, was 3.22% for the three months ended March 31, 2022.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$47,835	$479	4.06%	$733,173	$357	0.20%
U.S. government obligations	—	—	—	5,222	26	2.02
Obligations of states and political subdivisions*	2,286	17	3.02	2,332	19	3.30
Other debt and equity securities	513,594	3,495	2.76	514,574	2,339	1.84
Federal Home Loan Bank, Federal Reserve Bank and other stock	34,742	609	7.11	27,115	355	5.31
Total interest-earning deposits, investments and other interest-earning assets	598,457	4,600	3.12	1,282,416	3,096	0.98
Commercial, financial and agricultural loans	991,876	15,538	6.35	919,957	8,162	3.60
Real estate—commercial and construction loans	3,342,199	42,421	5.15	2,904,602	25,820	3.61
Real estate—residential loans	1,408,292	15,730	4.53	1,116,356	9,882	3.59
Loans to individuals	27,254	449	6.68	25,799	238	3.74
Municipal loans and leases*	229,955	2,341	4.13	242,508	2,434	4.07
Lease financings	165,314	2,541	6.23	135,476	2,075	6.21
Gross loans and leases	6,164,890	79,020	5.20	5,344,698	48,611	3.69
Total interest-earning assets	6,763,347	83,620	5.01	6,627,114	51,707	3.16
Cash and due from banks	58,035			53,698
Allowance for credit losses, loans and leases	(79,977)			(72,067)
Premises and equipment, net	51,583			53,948
Operating lease right-of-use assets	31,303			30,394
Other assets	394,920			354,893
Total assets	$7,219,211			$7,047,980
Liabilities:
Interest-bearing checking deposits	$857,891	$3,164	1.50%	$881,462	$443	0.20%
Money market savings	1,489,129	11,081	3.02	1,542,581	904	0.24
Regular savings	985,716	669	0.28	1,021,550	238	0.09
Time deposits	566,308	3,422	2.45	473,589	1,306	1.12
Total time and interest-bearing deposits	3,899,044	18,336	1.91	3,919,182	2,891	0.30
Short-term borrowings	240,318	2,728	4.60	17,636	2	0.05
Long-term debt	112,222	591	2.14	95,000	317	1.35
Subordinated notes	148,319	2,281	6.24	98,911	1,328	5.45
Total borrowings	500,859	5,600	4.53	211,547	1,647	3.16
Total interest-bearing liabilities	4,399,903	23,936	2.21	4,130,729	4,538	0.45
Noninterest-bearing deposits	1,935,371			2,065,633
Operating lease liabilities	34,438			33,452
Accrued expenses and other liabilities	60,346			43,808
Total liabilities	6,430,058			6,273,622
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,335,274		1.53	6,196,362		0.30
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	300,293			298,975
Retained earnings and other equity	331,076			317,599
Total shareholders’ equity	789,153			774,358
Total liabilities and shareholders’ equity	$7,219,211			$7,047,980
Net interest income		$59,684			$47,169
Net interest spread			2.80			2.71
Effect of net interest-free funding sources			0.78			0.18
Net interest margin			3.58%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	153.72%			160.43%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $465 thousand and $136 thousand for the three months ended March 31, 2023 and 2022, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2023 and 2022 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2023 Versus 2022
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(639)	$761	$122
U.S. government obligations	(26)	—	(26)
Obligations of states and political subdivisions	—	(2)	(2)
Other debt and equity securities	(4)	1,160	1,156
Federal Home Loan Bank, Federal Reserve Bank and other stock	115	139	254
Interest on deposits, investments and other earning assets	(554)	2,058	1,504
Commercial, financial and agricultural loans	684	6,692	7,376
Real estate—commercial and construction loans	4,332	12,269	16,601
Real estate—residential loans	2,922	2,926	5,848
Loans to individuals	14	197	211
Municipal loans and leases	(128)	35	(93)
Lease financings	459	7	466
Interest and fees on loans and leases	8,283	22,126	30,409
Total interest income	7,729	24,184	31,913
Interest expense:
Interest-bearing checking deposits	(12)	2,733	2,721
Money market savings	(33)	10,210	10,177
Regular savings	(9)	440	431
Time deposits	299	1,817	2,116
Total time and interest-bearing deposits	245	15,200	15,445
Short-term borrowings	327	2,399	2,726
Long-term debt	65	209	274
Subordinated notes	738	215	953
Interest on borrowings	1,130	2,823	3,953
Total interest expense	1,375	18,023	19,398
Net interest income	$6,354	$6,161	$12,515

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2023 was $3.4 million compared to a reversal of provision for credit losses of $3.5 million for the three months ended March 31, 2022. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Allowance for credit losses, loans and leases	$80,034	$79,004	$74,929	$72,011	$68,286	$71,924
Loans and leases held for investment	6,239,804	6,123,230	5,849,259	5,661,777	5,400,786	5,310,017
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.29%	1.28%	1.27%	1.26%	1.35%

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Trust fee income	$1,955	$2,102	$(147)	(7.0%)
Service charges on deposit accounts	1,547	1,504	43	2.9
Investment advisory commission and fee income	4,752	5,152	(400)	(7.8)
Insurance commission and fee income	6,487	5,570	917	16.5
Other service fee income	3,076	2,756	320	11.6
Bank owned life insurance income	767	699	68	9.7
Net gain on sales of investment securities	—	30	(30)	N/M
Net gain on mortgage banking activities	625	1,929	(1,304)	(67.6)
Other income	471	728	(257)	(35.3)
Total noninterest income	$19,680	$20,470	$(790)	(3.9%)

Three months ended March 31, 2023 versus 2022

Noninterest income for the three months ended March 31, 2023 was $19.7 million, a decrease of $790 thousand, or 3.9%, from the three months ended March 31, 2022.

The net gain on mortgage banking activities decreased $1.3 million, or 67.6%, for the three months ended March 31, 2023 from the comparable period in the prior year. The decrease for the three months ended March 31, 2023 was primarily due to a decrease in loan sales and a contraction of gain on sale margins due to the higher interest rate environment in 2023. Investment advisory commission and fee income decreased $400 thousand, or 7.8%, for the three months ended March 31, 2023 from the comparable period in the prior year, primarily driven by reduced assets under management and supervision due to market volatility.

Insurance commission and fee income increased $917 thousand, or 16.5%, for the three months ended March 31, 2023 from the comparable period in the prior year, primarily due to increases in premiums for group life and health and commercial lines and an increase in contingent commission income of $651 thousand, which was $1.8 million and $1.2 million for the quarters ended March 31, 2023 and 2022, respectively. Contingent income is largely recognized in the first quarter of the year.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries, benefits and commissions	$31,014	$28,245	$2,769	9.8%
Net occupancy	2,727	2,716	11	0.4
Equipment	993	982	11	1.1
Data processing	4,029	3,567	462	13.0
Professional fees	1,941	2,138	(197)	(9.2)
Marketing and advertising	371	425	(54)	(12.7)
Deposit insurance premiums	1,101	893	208	23.3
Intangible expenses	253	341	(88)	(25.8)
Other expense	7,100	6,105	995	16.3
Total noninterest expense	$49,529	$45,412	$4,117	9.1%
Three months ended March 31, 2023 versus 2022

Noninterest expense for the three months ended March 31, 2023 was $49.5 million, an increase of $4.1 million, or 9.1%, from the three months ended March 31, 2022.

Salaries, benefits and commissions increased $2.8 million, or 9.8%, for the three months ended March 31, 2023 from the comparable period in the prior year. This increase reflects our expansion into Maryland and Western Pennsylvania and annual merit increases. Additionally, capitalized compensation decreased by $429 thousand due to reduced loan production during the three months ended March 31, 2023.

Data processing expenses increased $462 thousand, or 13.0%, for the three months ended March 31, 2023 from the comparable period in the prior year, primarily due to our investments in technology in recent years and general price increases incurred in the second half of 2022. Other expense increased $995 thousand, or 16.3%, for the three months ended March 31, 2023 from the comparable period in the prior year, primarily due to increases in retirement plan costs of $407 thousand, which was primarily driven by the current interest rate environment, and Bank Shares tax expense of $110 thousand driven by year over year growth of the Bank's Shareholders' Equity.

Tax Provision

The Corporation recognized a tax expense of $5.0 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively, resulting in an effective rate of 19.4% and 19.3%, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were favorably impacted by seven and eight basis points, respectively, of discrete tax benefits resulting from equity compensation awards vesting in the respective quarters. Additionally, the effective tax rates for the three months ended March 31, 2023 and 2022 reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31, 2023	At December 31, 2022	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$138,324	$152,799	$(14,475)	(9.5)%
Investment securities	522,108	507,562	14,546	2.9
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	43,792	33,841	9,951	29.4
Loans held for sale	5,425	5,037	388	7.7
Loans and leases held for investment	6,239,804	6,123,230	116,574	1.9
Allowance for credit losses, loans and leases	(80,034)	(79,004)	(1,030)	1.3
Premises and equipment, net	52,334	50,939	1,395	2.7
Operating lease right-of-use assets	31,663	30,059	1,604	5.3
Goodwill and other intangibles, net	186,554	186,894	(340)	(0.2)
Bank owned life insurance	128,926	120,297	8,629	7.2
Accrued interest receivable and other assets	90,095	90,362	(267)	(0.3)
Total assets	$7,358,991	$7,222,016	$136,975	1.9%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $14.5 million, or 9.5%, from December 31, 2022, due to a decrease in cash letters and in clearing activity.

Investment Securities

Total investment securities at March 31, 2023 increased $14.5 million, or 2.9%, from December 31, 2022. Purchases of $19.7 million, primarily residential mortgage-backed securities, and increases in the fair value of available-for-sale investment securities of $5.7 million, were partially offset by maturities and pay-downs of $9.7 million, calls of $500 thousand, a provision for credit losses of $292 thousand, net amortization of purchased premiums and discounts of $276 thousand and sales of $10 thousand.

Loans and Leases

Gross loans and leases held for investment increased $116.6 million, or 1.9%, from December 31, 2022. The growth in gross loans and leases held for investment was primarily due to increases in commercial real estate, residential mortgage loans, and lease financings.

Asset Quality

The Bank's strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans and leases. Performance of the loan and lease portfolio is monitored on a regular basis by Bank management and lending officers.

Nonaccrual loans and leases are loans or leases for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. Factors considered by management in determining accrual status include payment status, borrower cash flows, collateral value and the probability of collecting scheduled principal and interest payments when due.

At March 31, 2023, nonaccrual loans and leases were $11.4 million and had a related allowance for credit losses on loans and leases of $912 thousand. At December 31, 2022, nonaccrual loans and leases were $13.4 million and had a related allowance for credit losses on loans and leases of $2.8 million. During the first quarter of 2023, $2.4 million of charge-offs were recorded against two existing nonaccrual commercial loans to one borrower. As of December 31, 2022, the allowance for credit losses included a $2.1 million specific reserve for this relationship. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended March 31, 2023 were $2.8 million compared to $76 thousand for the same period in the prior year. The increase in charge-offs is primarily due to the previously discussed charged-off relationship.

Other real estate owned was $19.0 million at March 31, 2023 and $19.3 million at December 31, 2022, respectively. The decrease of $258 thousand was related to the sale of a commercial real estate property, which was transferred to other real estate owned in the third quarter of 2020.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2023	At December 31, 2022
Nonaccrual loans and leases	$11,362	$13,353
Accruing loans and leases, 90 days or more past due	1,996	875
Total nonperforming loans and leases	$13,358	$14,228
Other real estate owned	19,000	19,258
Total nonperforming assets	$32,358	$33,486

Loans and leases held for investment	$6,239,804	$6,123,230
Allowance for credit losses, loans and leases	80,034	79,004

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.29%
Nonaccrual loans and leases / loans and leases held for investment	0.18%	0.22%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	704.40%	591.66%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2023	At December 31, 2022
Nonaccrual loans and leases	$11,362	$13,353
Nonaccrual loans and leases with partial charge-offs	1,085	928
Life-to-date partial charge-offs on nonaccrual loans and leases	727	448
Specific reserves on individually analyzed loans	912	2,765

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances, excluding PPP loans, segmented by industry description as of March 31, 2023:

(Dollars in thousands)	March 31, 2023
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$443,932	8.8%
Animal Production	341,832	6.8
CRE - Office	308,583	6.1
CRE - Multi-family	294,816	5.8
CRE - 1-4 Family Residential Investment	269,295	5.3
Hotels & Motels (Accommodation)	207,019	4.1
CRE - Industrial / Warehouse	199,372	4.0
Nursing and Residential Care Facilities	165,160	3.3
Homebuilding (tract developers, remodelers)	156,753	3.1
Education	155,441	3.1
Specialty Trade Contractors	149,939	3.0
Merchant Wholesalers, Durable Goods	128,837	2.6
Motor Vehicle and Parts Dealers	123,448	2.5
CRE - Mixed-Use - Residential	111,124	2.2
Crop Production	93,487	1.9
Administrative and Support Services	85,589	1.7
Rental and Leasing Services	79,800	1.6
Wood Product Manufacturing	78,939	1.6
CRE - Mixed-Use - Commercial	78,628	1.6
Real Estate Lenders, Secondary Market Financing	76,798	1.5
Religious Organizations, Advocacy Groups	74,590	1.5
Fabricated Metal Product Manufacturing	70,896	1.4
Merchant Wholesalers, Nondurable Goods	68,129	1.3
Food Services and Drinking Places	66,605	1.3
Food Manufacturing	66,425	1.3
Personal and Laundry Services	64,434	1.3
Amusement, Gambling, and Recreation Industries	61,295	1.2
Repair and Maintenance	56,749	1.1
Miniwarehouse / Self-Storage	56,336	1.1
Private Equity & Special Purpose Entities (excluding Trusts, Estates and Agency Accounts)	54,918	1.1
Truck Transportation	52,263	1.0
Industries with >$50 million in outstandings	$4,241,432	84.2%
Industries with <$50 million in outstandings	$794,605	15.8%
Total Commercial Loans	$5,036,037	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$779,557
Real Estate-Home Equity Secured for Personal Purpose	172,073
Loans to Individuals	28,656
Lease Financings	223,481
Total Consumer Loans and Lease Financings	$1,203,767

Total	$6,239,804

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $229 thousand and $307 thousand for the three months ended March 31, 2023 and 2022, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2023 and December 31, 2022.

The Corporation also has goodwill with a net carrying value of $175.5 million at March 31, 2023 and December 31, 2022, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2023 or 2022. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $8.6 million, or 7.2%, from December 31, 2022, primarily due to $7.9 million of policies purchased during the first quarter of 2023.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2023	At December 31, 2022	Change
			Amount	Percent
Deposits	$5,834,657	$5,913,526	$(78,869)	(1.3%)
Short-term borrowings	271,881	197,141	74,740	37.9
Long-term debt	220,000	95,000	125,000	131.6
Subordinated notes	148,385	148,260	125	0.1
Operating lease liabilities	34,846	33,153	1,693	5.1
Accrued interest payable and other liabilities	50,726	58,436	(7,710)	(13.2)
Total liabilities	$6,560,495	$6,445,516	$114,979	1.8%

Deposits

Total deposits decreased $78.9 million, or 1.3%, from December 31, 2022, primarily due to decreases in commercial and consumer deposits partially offset by increases in public funds and brokered deposits.

Borrowings

Total borrowings increased $199.9 million, or 45.4%, from December 31, 2022, due to increases of $38.7 million in short-term FHLB overnight borrowings, $30.0 million in federal funds purchased and $6.0 million in short-term customer repurchase agreements. The funds were used to fund loan growth, purchase investment securities and to maintain liquidity.

Other Liabilities

Other liabilities decreased $7.7 million, or 13.2%, from December 31, 2022, due to the payment in the first quarter of $7.7 million in annual incentive payments that were previously accrued.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2023	At December 31, 2022	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	298,167	300,808	(2,641)	(0.9)
Retained earnings	443,493	428,637	14,856	3.5
Accumulated other comprehensive loss	(55,550)	(62,104)	6,554	(10.6)
Treasury stock	(45,398)	(48,625)	3,227	(6.6)
Total shareholders’ equity	$798,496	$776,500	$21,996	2.8%

Total shareholders' equity increased $22.0 million, or 2.8%, from December 31, 2022. Retained earnings at March 31, 2023 increased by $14.9 million primarily due to net income of $21.0 million offset by $6.2 million in cash dividends paid for the three months ended March 31, 2023. Accumulated other comprehensive loss decreased by $6.6 million, primarily attributable to increases in the fair value of available-for-sale investment securities of $4.5 million, net of tax and an increase in the fair value of derivatives of $1.9 million, net of tax. Treasury stock decreased $3.2 million from December 31, 2022 primarily due to stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $25.7 million and $22.8 million for the three months ended March 31, 2023 and 2022, respectively. See the section of this MD&A under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $825 thousand and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. Noninterest income was $6.8 million and $7.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in pre-tax income and noninterest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to reduced assets under management and supervision due to market volatility as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Additionally, pre-tax income decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased interest expense as a result of the rising interest rate environment. Assets under management and supervision were $4.3 billion as of March 31, 2023, $4.2 billion as of December 31, 2022, $4.6 billion as of March 31, 2022 and $4.9 billion as of December 31, 2021.

The Insurance segment reported pre-tax income of $2.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Noninterest income was $6.7 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase in pre-tax income and noninterest income for the three months ended March 31, 2023 was primarily due to increases in premiums for group life and health and commercial lines and an increase in contingent income.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at March 31, 2023.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of March 31, 2023 and December 31, 2022 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$911,112	13.78%	$529,004	8.00%	$661,255	10.00%
Bank	765,396	11.60	527,806	8.00	659,757	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	689,617	10.43	396,753	6.00	529,004	8.00
Bank	692,286	10.49	395,854	6.00	527,806	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	689,617	10.43	297,565	4.50	429,816	6.50
Bank	692,286	10.49	296,891	4.50	428,842	6.50
Tier 1 Capital (to Average Assets):
Corporation	689,617	9.71	284,151	4.00	355,188	5.00
Bank	692,286	9.77	283,551	4.00	354,439	5.00
At December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$894,343	13.67%	$523,498	8.00%	$654,372	10.00%
Bank	740,936	11.35	522,370	8.00	652,962	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	392,623	6.00	523,498	8.00
Bank	673,256	10.31	391,777	6.00	522,370	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	294,467	4.50	425,342	6.50
Bank	673,256	10.31	293,833	4.50	424,426	6.50
Tier 1 Capital (to Average Assets):
Corporation	678,403	9.81	276,586	4.00	345,732	5.00
Bank	673,256	9.76	276,014	4.00	345,017	5.00
At March 31, 2023 and December 31, 2022, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At March 31, 2023, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, cash and cash equivalents, was $138.3 million at March 31, 2023. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $367.7 million at March 31, 2023. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.1 billion at March 31, 2023, of which $1.9 billion was available. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $410.0 million at March 31, 2023, of which $320.0 million was unused as of March 31, 2023. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended March 31, 2023. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as noted below, there have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services. In each case, the FDIC was named receiver. Additionally, on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the FDIC and sold to JPMorgan Chase & Co. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2023	—	$—	—	1,229,174
February 1 – 28, 2023	—	—	—	1,229,174
March 1 – 31, 2023	—	—	—	1,229,174
Total	—	$—	—

1.On May 27, 2015, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 additional shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The plans have no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plans at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – 31, 2023	—	$—
February 1 – 28, 2023	—	—
March 1 – 31, 2023	—	—
Total	—	$—

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: May 2, 2023	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)