Form 10-Q
period 2023-06-30
UNIVEST FINANCIAL Corp
filed 2023-08-01
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,471,362
(Title of Class)	(Number of shares outstanding at July 31, 2023)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At June 30, 2023	At December 31, 2022
ASSETS
Cash and due from banks	$80,795	$84,176
Interest-earning deposits with other banks	59,616	68,623
Cash and cash equivalents	140,411	152,799
Investment securities held-to-maturity (fair value $133,835 and $134,068 at June 30, 2023 and December 31, 2022, respectively)	153,509	154,727
Investment securities available-for-sale (amortized cost $405,808 and $402,111, net of allowance for credit losses of $1,537 and $1,140 at June 30, 2023 and December 31, 2022, respectively)	356,164	350,256
Investments in equity securities	3,443	2,579
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	42,811	33,841
Loans held for sale	29,526	5,037
Loans and leases held for investment	6,462,238	6,123,230
Less: Allowance for credit losses, loans and leases	(82,709)	(79,004)
Net loans and leases held for investment	6,379,529	6,044,226
Premises and equipment, net	52,058	50,939
Operating lease right-of-use assets	30,237	30,059
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	10,923	11,384
Bank owned life insurance	129,715	120,297
Accrued interest receivable and other assets	96,314	90,362
Total assets	$7,600,150	$7,222,016
LIABILITIES
Noninterest-bearing deposits	$1,582,767	$2,047,263
Interest-bearing deposits	4,404,635	3,866,263
Total deposits	5,987,402	5,913,526
Short-term borrowings	244,666	197,141
Long-term debt	320,000	95,000
Subordinated notes	148,510	148,260
Operating lease liabilities	33,428	33,153
Accrued interest payable and other liabilities	60,922	58,436
Total liabilities	6,794,928	6,445,516
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2023 and December 31, 2022; 31,556,799 shares issued at June 30, 2023 and December 31, 2022; 29,471,124 and 29,271,915 shares outstanding at June 30, 2023 and December 31, 2022, respectively	157,784	157,784
Additional paid-in capital	299,212	300,808
Retained earnings	453,806	428,637
Accumulated other comprehensive loss, net of tax benefit	(61,034)	(62,104)
Treasury stock, at cost; 2,085,675 and 2,284,884 shares at June 30, 2023 and December 31, 2022, respectively	(44,546)	(48,625)
Total shareholders’ equity	805,222	776,500
Total liabilities and shareholders’ equity	$7,600,150	$7,222,016
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$85,320	$52,797	$163,975	$100,903
Interest and dividends on investment securities:
Taxable	3,512	2,738	7,007	5,103
Exempt from federal income taxes	14	14	29	29
Interest on deposits with other banks	512	824	991	1,181
Interest and dividends on other earning assets	781	344	1,390	699
Total interest income	90,139	56,717	173,392	107,915
Interest expense
Interest on deposits	27,467	3,586	45,803	6,477
Interest on short-term borrowings	3,249	11	5,977	13
Interest on long-term debt and subordinated notes	5,093	1,649	7,965	3,294
Total interest expense	35,809	5,246	59,745	9,784
Net interest income	54,330	51,471	113,647	98,131
Provision for credit losses	3,428	6,674	6,815	3,224
Net interest income after provision for credit losses	50,902	44,797	106,832	94,907
Noninterest income
Trust fee income	1,924	1,998	3,879	4,100
Service charges on deposit accounts	1,725	1,574	3,272	3,078
Investment advisory commission and fee income	4,708	4,812	9,460	9,964
Insurance commission and fee income	5,108	4,629	11,595	10,199
Other service fee income	3,318	3,309	6,394	6,065
Bank owned life insurance income	789	705	1,556	1,404
Net gain on sales of investment securities	—	—	—	30
Net gain on mortgage banking activities	1,039	1,230	1,664	3,159
Other income	1,222	741	1,693	1,469
Total noninterest income	19,833	18,998	39,513	39,468
Noninterest expense
Salaries, benefits and commissions	29,875	29,133	60,889	57,378
Net occupancy	2,614	2,422	5,341	5,138
Equipment	986	977	1,979	1,959
Data processing	4,137	3,708	8,166	7,275
Professional fees	1,669	2,844	3,610	4,982
Marketing and advertising	622	693	993	1,118
Deposit insurance premiums	1,116	812	2,217	1,705
Intangible expenses	253	342	506	683
Restructuring charges	1,330	—	1,330	—
Other expense	7,197	6,440	14,297	12,545
Total noninterest expense	49,799	47,371	99,328	92,783
Income before income taxes	20,936	16,424	47,017	41,592
Income tax expense	4,136	3,258	9,183	8,109
Net income	$16,800	$13,166	$37,834	$33,483
Net income per share:
Basic	$0.57	$0.45	$1.29	$1.14
Diluted	0.57	0.45	1.28	1.13
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2023			2022
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$20,936	$4,136	$16,800	$16,424	$3,258	$13,166
Other comprehensive loss:
Net unrealized losses on available-for-sale investment securities:
Net unrealized holding losses arising during the period	(3,182)	(668)	(2,514)	(15,336)	(3,220)	(12,116)
Provision for credit losses	105	22	83	417	87	330
Total net unrealized losses on available-for-sale investment securities	(3,077)	(646)	(2,431)	(14,919)	(3,133)	(11,786)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(5,481)	(1,151)	(4,330)	1,626	342	1,284
Less: reclassification adjustment for net losses (gains) realized in net income (1)	1,371	288	1,083	(686)	(144)	(542)
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(4,110)	(863)	(3,247)	940	198	742
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	246	52	194	218	46	172
Total defined benefit pension plans	246	52	194	218	46	172
Other comprehensive loss	(6,941)	(1,457)	(5,484)	(13,761)	(2,889)	(10,872)
Total comprehensive income	$13,995	$2,679	$11,316	$2,663	$369	$2,294
(1) Included in interest expense on demand deposits on the condensed consolidated statements of income (before tax amount).
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2023			2022
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$47,017	$9,183	$37,834	$41,592	$8,109	$33,483
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,211	465	1,746	(35,705)	(7,498)	(28,207)
Provision for credit losses	397	83	314	763	160	603
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(30)	(6)	(24)
Total net unrealized gains (losses) on available-for-sale investment securities	2,608	548	2,060	(34,972)	(7,344)	(27,628)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(4,175)	(877)	(3,298)	1,702	358	1,344
Less: reclassification adjustment for net losses (gains) losses realized in net income (2)	2,431	511	1,920	(618)	(130)	(488)
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(1,744)	(366)	(1,378)	1,084	228	856
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (3)	492	104	388	436	92	344
Total defined benefit pension plans	492	104	388	436	92	344
Other comprehensive income (loss)	1,356	286	1,070	(33,452)	(7,024)	(26,428)
Total comprehensive income	$48,373	$9,469	$38,904	$8,140	$1,085	$7,055
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2023
Balance at March 31, 2023	29,427,696	$157,784	$298,167	$443,493	$(55,550)	$(45,398)	$798,496
Net income	—	—	—	16,800	—	—	16,800
Other comprehensive loss, net of income tax benefit	—	—	—	—	(5,484)	—	(5,484)
Cash dividends declared ($0.21 per share)	—	—	—	(6,180)	—	—	(6,180)
Stock-based compensation	—	—	1,234	(307)	—	—	927
Stock issued under dividend reinvestment and employee stock purchase plans	36,292	—	(48)	—	—	695	647
Vesting of restricted stock units, net of shares withheld to cover taxes	5,093	—	(137)	—	—	113	(24)
Exercise of stock options	2,043	—	(4)	—	—	44	40
Balance at June 30, 2023	29,471,124	$157,784	$299,212	$453,806	$(61,034)	$(44,546)	$805,222

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2022
Balance at March 31, 2022	29,636,425	$157,784	$297,945	$389,332	$(31,909)	$(39,297)	$773,855
Net income	—	—	—	13,166	—	—	13,166
Other comprehensive loss, net of income tax benefit	—	—	—	—	(10,872)	—	(10,872)
Cash dividends declared ($0.21 per share)	—	—	—	(6,200)	—	—	(6,200)
Stock-based compensation	—	—	936	(3)	—	—	933
Stock issued under dividend reinvestment and employee stock purchase plans	25,774	—	45	—	—	607	652
Vesting of restricted stock units, net of shares withheld to cover taxes	3,576	—	(126)	—	—	88	(38)
Exercise of stock options	—	—	—	—	—	(1)	(1)
Purchases of treasury stock	(300,000)	—	—	—	—	(7,570)	(7,570)
Balance at June 30, 2022	29,365,775	$157,784	$298,800	$396,295	$(42,781)	$(46,173)	$763,925

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2023
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500
Net income	—	—	—	37,834	—	—	37,834
Other comprehensive income, net of income tax	—	—	—	—	1,070	—	1,070
Cash dividends declared ($0.42 per share)	—	—	—	(12,331)	—	—	(12,331)
Stock-based compensation	—	—	2,291	(334)	—	—	1,957
Stock issued under dividend reinvestment and employee stock purchase plans	61,636	—	(19)	—	—	1,328	1,309
Vesting of restricted stock units, net of shares withheld to cover taxes	131,363	—	(3,850)	—	—	2,619	(1,231)
Exercise of stock options	6,210	—	(18)	—	—	132	114
Balance at June 30, 2023	29,471,124	$157,784	$299,212	$453,806	$(61,034)	$(44,546)	$805,222

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2022
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794
Net income	—	—	—	33,483	—	—	33,483
Other comprehensive loss, net of income tax benefit	—	—	—	—	(26,428)	—	(26,428)
Cash dividends declared ($0.41 per share)	—	—	—	(12,105)	—	—	(12,105)
Stock-based compensation	—	—	2,009	(207)	—	—	1,802
Stock issued under dividend reinvestment and employee stock purchase plans	47,617	—	104	—	—	1,171	1,275
Vesting of restricted stock units, net of shares withheld to cover taxes	91,835	—	(2,544)	—	—	1,643	(901)
Exercise of stock options	25,781	—	50	—	—	525	575
Purchases of treasury stock	(300,000)	—	—	—	—	(7,570)	(7,570)
Balance at June 30, 2022	29,365,775	$157,784	$298,800	$396,295	$(42,781)	$(46,173)	$763,925
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$37,834	$33,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,815	3,224
Depreciation of premises and equipment	2,450	2,193
Net amortization of investment securities premiums and discounts	569	837
Net gain on sales of investment securities	—	(30)
Net gain on mortgage banking activities	(1,664)	(3,159)
Bank owned life insurance income	(1,556)	(1,404)
Stock-based compensation	2,115	1,949
Intangible expenses	506	683
Other adjustments to reconcile net income to cash used in operating activities	(945)	(1,922)
Originations of loans held for sale	(87,921)	(138,112)
Proceeds from the sale of loans held for sale	84,694	154,671
Contributions to pension and other postretirement benefit plans	(85)	(126)
(Increase) decrease in accrued interest receivable and other assets	(6,601)	3,854
Increase in accrued interest payable and other liabilities	3,852	3,592
Net cash provided by operating activities	40,063	59,733
Cash flows from investing activities:
Proceeds from sale of premises and equipment	693	6,844
Purchases of premises and equipment	(4,274)	(2,090)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	7,266	20,705
Proceeds from maturities, calls and principal repayments of securities available-for-sale	15,260	17,417
Proceeds from sales of securities available-for-sale	—	1,530
Purchases of investment securities held-to-maturity	(6,252)	(3,936)
Purchases of investment securities available-for-sale	(19,348)	(89,494)
Proceeds from sales of money market mutual funds	242	3,496
Purchases of money market mutual funds	(1,220)	(3,628)
Net increase in other investments	(8,970)	(930)
Proceeds from sale of loans originally held-for-investment	175	—
Net increase in loans and leases	(361,702)	(371,495)
Proceeds from sales of other real estate owned	260	—
Purchases of bank owned life insurance	(7,862)	—
Net cash used in investing activities	(385,732)	(421,581)
Cash flows from financing activities:
Net increase (decrease) in deposits	73,863	(492,092)
Net increase in short-term borrowings	47,525	77,500
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(25,000)	—
Payment of contingent consideration on acquisitions	(635)	—
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,230)	(901)
Purchases of treasury stock	—	(7,570)
Stock issued under dividend reinvestment and employee stock purchase plans	1,309	1,275
Proceeds from exercise of stock options	114	575
Cash dividends paid	(12,665)	(12,312)
Net cash provided by (used in) financing activities	333,281	(433,525)
Net decrease in cash and cash equivalents	(12,388)	(795,373)
Cash and cash equivalents at beginning of year	152,799	890,150
Cash and cash equivalents at end of period	$140,411	$94,777

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,708	$10,088
Cash paid for income taxes, net of refunds	7,845	2,329
Non cash transactions:
Transfer of loans to other real estate owned	$—	$18,325
Transfer of loans to loans held for sale	19,895	—
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month or six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Numerator for basic and diluted earnings per share—net income available to common shareholders	$16,800	$13,166	$37,834	$33,483
Denominator for basic earnings per share—weighted-average shares outstanding	29,439	29,490	29,376	29,516
Effect of dilutive securities—employee stock options and restricted stock units	65	110	117	153
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,504	29,600	29,493	29,669
Basic earnings per share	$0.57	$0.45	$1.29	$1.14
Diluted earnings per share	$0.57	$0.45	$1.28	$1.13
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	575	400	367	253

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at June 30, 2023 and December 31, 2022, by contractual maturity within each type:

	At June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$2,305	$—	$(104)		$2,201
After 5 years to 10 years	8,619	—	(539)	—	8,080
Over 10 years	142,585	—	(19,031)	—	123,554
	153,509	—	(19,674)	—	133,835
Total	$153,509	$—	$(19,674)	$—	$133,835
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$—	$(1)	$—	$1,029
After 1 year to 5 years	1,298	—	(44)	—	1,254
	2,328	—	(45)	—	2,283
Residential mortgage-backed securities:
After 1 year to 5 years	708	—	(32)	—	676
After 5 years to 10 years	14,916	—	(1,347)	—	13,569
Over 10 years	294,572	—	(39,046)	—	255,526
	310,196	—	(40,425)	—	269,771
Collateralized mortgage obligations:
After 5 years to 10 years	279	—	(17)	—	262
Over 10 years	2,115	—	(239)	—	1,876
	2,394	—	(256)	—	2,138
Corporate bonds:
Within 1 year	17,025	1	(268)	(117)	16,641
After 1 year to 5 years	13,865	—	(986)	(74)	12,805
After 5 years to 10 years	60,000	—	(6,128)	(1,346)	52,526
	90,890	1	(7,382)	(1,537)	81,972
Total	$405,808	$1	$(48,108)	$(1,537)	$356,164

	At December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,654	$—	$(70)	$—	$1,584
After 5 years to 10 years	6,076	—	(342)	—	5,734
Over 10 years	146,997	—	(20,247)	—	126,750
	154,727	—	(20,659)	—	134,068
Total	$154,727	$—	$(20,659)	$—	$134,068
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,327	$—	$(42)	$—	$2,285
	2,327	—	(42)	—	2,285
Residential mortgage-backed securities:
After 1 year to 5 years	864	—	(37)	—	827
After 5 years to 10 years	10,399	—	(815)	—	9,584
Over 10 years	294,261	7	(41,291)	—	252,977
	305,524	7	(42,143)	—	263,388
Collateralized mortgage obligations:
After 5 years to 10 years	324	—	(22)	—	302
Over 10 years	2,257	—	(237)	—	2,020
	2,581	—	(259)	—	2,322
Corporate bonds:
Within 1 year	1,000	—	—	—	1,000
After 1 year to 5 years	30,679	3	(1,516)	(152)	29,014
After 5 years to 10 years	60,000	—	(6,765)	(988)	52,247
	91,679	3	(8,281)	(1,140)	82,261
Total	$402,111	$10	$(50,725)	$(1,140)	$350,256

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

Securities with a carrying value of $342.7 million and $429.4 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds deposits and other contractual obligations. There were no pledged securities to secure credit derivatives and interest rate swaps at June 30, 2023 or December 31, 2022. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Securities available-for-sale:
Proceeds from sales	$—	$1,530
Gross realized gains on sales	—	30
Tax expense related to net realized gains on sales	—	6

At June 30, 2023 and December 31, 2022, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$24,517	$(1,228)	$109,318	$(18,446)	$133,835	$(19,674)
Total	$24,517	$(1,228)	$109,318	$(18,446)	$133,835	$(19,674)
Securities Available-for-Sale
State and political subdivisions	$—	$—	$1,254	$(45)	$1,254	$(45)
Residential mortgage-backed securities	61,628	(2,067)	208,143	(38,358)	269,771	(40,425)
Collateralized mortgage obligations	—	—	2,139	(256)	2,139	(256)
Corporate bonds	—	—	280	(1)	280	(1)
Total	$61,628	$(2,067)	$211,816	$(38,660)	$273,444	$(40,727)
At December 31, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Total	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Securities Available-for-Sale
State and political subdivisions	$1,255	$(42)	$—	$—	$1,255	$(42)
Residential mortgage-backed securities	128,831	(13,843)	133,902	(28,300)	262,733	(42,143)
Collateralized mortgage obligations	302	(22)	2,020	(237)	2,322	(259)
Corporate bonds	500	(1)	—	—	500	(1)
Total	$130,888	$(13,908)	$135,922	$(28,537)	$266,810	$(42,445)

At June 30, 2023, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $133.8 million, including unrealized losses of $19.7 million. These holdings were comprised of 88 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the six months ended June 30, 2023.

At June 30, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $273.4 million, including unrealized losses of $40.7 million. These holdings were comprised of (1) 113 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, (3) two investment grade corporate bonds, and (4) one state and political subdivisions bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at June 30, 2023 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the six months ended June 30, 2023 and June 30, 2022 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Six months ended June 30, 2023
Securities Available-for-Sale
Beginning balance	$(1,140)
Additions for securities for which no previous expected credit losses were recognized	(2)
Change in securities for which a previous expected credit loss was recognized	(395)
Ending balance	$(1,537)
Six months ended June 30, 2022
Securities Available-for-Sale
Beginning balance	$(929)
Additions for securities for which no previous expected credit losses were recognized	(147)
Change in securities for which a previous expected credit loss was recognized	(616)
Ending balance	$(1,692)

At June 30, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $81.8 million, including unrealized losses of $8.9 million, and allowance for credit losses of $1.5 million. These holdings were comprised of 39 investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $114 thousand and a $197 thousand net loss on equity securities during the six months ended June 30, 2023 and 2022, respectively, in other noninterest income. There were no sales of equity securities during the six months ended June 30, 2023 or 2022.
Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2023	At December 31, 2022
Commercial, financial and agricultural	$1,039,265	$1,088,928
Real estate-commercial	3,221,993	3,027,955
Real estate-construction	413,404	381,811
Real estate-residential secured for business purpose	517,521	478,254
Real estate-residential secured for personal purpose	832,632	730,395
Real estate-home equity secured for personal purpose	175,090	176,699
Loans to individuals	25,544	27,873
Lease financings	236,789	211,315
Total loans and leases held for investment, net of deferred income	$6,462,238	$6,123,230
Less: Allowance for credit losses, loans and leases	(82,709)	(79,004)
Net loans and leases held for investment	$6,379,529	$6,044,226
Imputed interest on lease financings, included in the above table	$(27,307)	$(21,932)
Net deferred costs, included in the above table	7,051	6,053
Overdraft deposits included in the above table	466	93

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at June 30, 2023 and December 31, 2022:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2023
Commercial, financial and agricultural	$2,216	$747	$—	$2,963	$1,035,085	$1,038,048	$1,217	$1,039,265
Real estate—commercial real estate and construction:
Commercial real estate	1,465	285	—	1,750	3,215,838	3,217,588	4,405	3,221,993
Construction	613	—	—	613	406,589	407,202	6,202	413,404
Real estate—residential and home equity:
Residential secured for business purpose	2,451	831	—	3,282	513,207	516,489	1,032	517,521
Residential secured for personal purpose	4,956	2,714	—	7,670	823,808	831,478	1,154	832,632
Home equity secured for personal purpose	482	68	—	550	173,656	174,206	884	175,090
Loans to individuals	73	59	13	145	25,399	25,544	—	25,544
Lease financings	626	253	42	921	235,675	236,596	193	236,789
Total	$12,882	$4,957	$55	$17,894	$6,429,257	$6,447,151	$15,087	$6,462,238

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2022
Commercial, financial and agricultural	$1,616	$343	$—	$1,959	$1,081,897	$1,083,856	$5,072	$1,088,928
Real estate—commercial real estate and construction:
Commercial real estate	3,281	290	20	3,591	3,019,827	3,023,418	4,537	3,027,955
Construction	315	—	—	315	381,496	381,811	—	381,811
Real estate—residential and home equity:
Residential secured for business purpose	375	203	263	841	476,400	477,241	1,013	478,254
Residential secured for personal purpose	4,127	162	319	4,608	723,798	728,406	1,989	730,395
Home equity secured for personal purpose	953	225	—	1,178	174,781	175,959	740	176,699
Loans to individuals	32	153	39	224	27,649	27,873	—	27,873
Lease financings	3,555	341	234	4,130	207,183	211,313	2	211,315
Total	$14,254	$1,717	$875	$16,846	$6,093,031	$6,109,877	$13,353	$6,123,230

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2023 and December 31, 2022.

	At June 30, 2023			At December 31, 2022
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$1,217	$—	$1,217	$5,072	$—	$5,072
Real estate—commercial real estate and construction:
Commercial real estate	4,405	—	4,405	4,537	20	4,557
Construction	6,202	—	6,202	—	—	—
Real estate—residential and home equity:
Residential secured for business purpose	1,032	—	1,032	1,013	263	1,276
Residential secured for personal purpose	1,154	—	1,154	1,989	319	2,308
Home equity secured for personal purpose	884	—	884	740	—	740
Loans to individuals	—	13	13	—	39	39
Lease financings	193	42	235	2	234	236
Total	$15,087	$55	$15,142	$13,353	$875	$14,228

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At June 30, 2023
Commercial, financial and agricultural	$628	$589	$1,217	$—
Real estate-commercial	4,405	—	4,405	—
Real estate-construction	6,202	—	6,202	—
Real estate-residential secured for business purpose	1,032	—	1,032	—
Real estate-residential secured for personal purpose	1,154	—	1,154	—
Real estate-home equity secured for personal purpose	884	—	884	—
Loans to individuals	—	—	—	13
Lease financings	—	193	193	42
Total	$14,305	$782	$15,087	$55
At December 31, 2022
Commercial, financial and agricultural	$225	$4,847	$5,072	$—
Real estate-commercial	4,537	—	4,537	20
Real estate-residential secured for business purpose	1,013	—	1,013	263
Real estate-residential secured for personal purpose	1,989	—	1,989	319
Real estate-home equity secured for personal purpose	740	—	740	—
Loans to individuals	—	—	—	39
Lease financings	—	2	2	234
Total	$8,504	$4,849	$13,353	$875

For the six months ended June 30, 2023, $65 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Real Estate	Other (1)	None	Total
At June 30, 2023
Commercial, financial and agricultural	$803	$414	$—	$1,217
Real estate-commercial	4,405	—	—	4,405
Real estate-construction	6,202	—	—	6,202
Real estate-residential secured for business purpose	1,032	—	—	1,032
Real estate-residential secured for personal purpose	1,154	—	—	1,154
Real estate-home equity secured for personal purpose	884	—	—	884
Lease financings	—	193	—	193
Total	$14,480	$607	$—	$15,087

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2022
Commercial, financial and agricultural	$2,743	$—	$2,329	$5,072
Real estate-commercial	4,537	—	—	4,537
Real estate-residential secured for business purpose	1,013	—	—	1,013
Real estate-residential secured for personal purpose	1,989	—	—	1,989
Real estate-home equity secured for personal purpose	740	—	—	740
Lease financings	—	2	—	2
Total	$11,022	$2	$2,329	$13,353
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at June 30, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At June 30, 2023
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$91,064	$164,694	$143,438	$30,955	$23,380	$62,174	$473,017	$1,184	$989,906
2. Special Mention	—	1,390	9,803	2,177	6,881	—	18,400	—	38,651
3. Substandard	—	899	522	—	589	—	8,698	—	10,708
Total	$91,064	$166,983	$153,763	$33,132	$30,850	$62,174	$500,115	$1,184	$1,039,265
Current period gross charge-offs	$5	$50	$296	$67	$—	$151	$2,578	$—	$3,147

Real Estate-Commercial
Risk Rating
1. Pass	$301,704	$869,531	$666,018	$666,109	$337,150	$299,905	$55,249	$—	$3,195,666
2. Special Mention	—	236	8,943	5,612	—	2,699	2,483	—	19,973
3. Substandard	—	118	1,949	1,701	226	2,360	—	—	6,354
Total	$301,704	$869,885	$676,910	$673,422	$337,376	$304,964	$57,732	$—	$3,221,993
Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$—	$50

Real Estate-Construction
Risk Rating
1. Pass	$73,183	$274,773	$18,235	$3,948	$247	$2,396	$23,345	$—	$396,127
2. Special Mention	—	—	—	—	—	5,506	5,565	—	11,071
3. Substandard	—	380	—	—	5,826	—	—	—	6,206
Total	$73,183	$275,153	$18,235	$3,948	$6,073	$7,902	$28,910	$—	$413,404
Current period gross charge-offs	$—	$207	$—	$—	$—	$—	$—	$—	$207

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$77,196	$153,995	$128,799	$63,057	$39,465	$26,300	$27,677	$—	$516,489
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	623	—	409	—	—	1,032
Total	$77,196	$153,995	$128,799	$63,680	$39,465	$26,709	$27,677	$—	$517,521

Totals By Risk Rating
1. Pass	$543,147	$1,462,993	$956,490	$764,069	$400,242	$390,775	$579,288	$1,184	$5,098,188
2. Special Mention	—	1,626	18,746	7,789	6,881	8,205	26,448	—	69,695
3. Substandard	—	1,397	2,471	2,324	6,641	2,769	8,698	—	24,300
Total	$543,147	$1,466,016	$977,707	$774,182	$413,764	$401,749	$614,434	$1,184	$5,192,183
Total current period gross charge-offs	$5	$257	$296	$67	$—	$201	$2,578	$—	$3,404

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2022
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$233,064	$148,033	$41,091	$28,269	$28,209	$48,631	$487,818	$125	$1,015,240
2. Special Mention	2,732	28,220	9,623	8,104	26	—	19,829	—	68,534
3. Substandard	—	13	—	—	—	—	5,141	—	5,154
Total	$235,796	$176,266	$50,714	$36,373	$28,235	$48,631	$512,788	$125	$1,088,928

Real Estate-Commercial
Risk Rating
1. Pass	$877,703	$680,432	$724,941	$332,702	$118,034	$208,974	$54,139	$—	$2,996,925
2. Special Mention	869	8,173	11,582	944	85	3,002	1,838	—	26,493
3. Substandard	—	—	1,770	—	2,222	495	50	—	4,537
Total	$878,572	$688,605	$738,293	$333,646	$120,341	$212,471	$56,027	$—	$3,027,955

Real Estate-Construction
Risk Rating
1. Pass	$243,983	$52,485	$8,341	$34,670	$191	$442	$30,223	$—	$370,335
2. Special Mention	—	5,781	—	5,695	—	—	—	—	11,476
3. Substandard	—	—	—	—	—	—	—	—	—
Total	$243,983	$58,266	$8,341	$40,365	$191	$442	$30,223	$—	$381,811

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$165,844	$128,669	$67,955	$39,794	$21,226	$23,324	$29,239	$—	$476,051
2. Special Mention	—	—	247	—	—	941	—	—	1,188
3. Substandard	—	211	27	—	38	594	145	—	1,015
Total	$165,844	$128,880	$68,229	$39,794	$21,264	$24,859	$29,384	$—	$478,254

Totals By Risk Rating
1. Pass	$1,520,594	$1,009,619	$842,328	$435,435	$167,660	$281,371	$601,419	$125	$4,858,551
2. Special Mention	3,601	42,174	21,452	14,743	111	3,943	21,667	—	107,691
3. Substandard	—	224	1,797	—	2,260	1,089	5,336	—	10,706
Total	$1,524,195	$1,052,017	$865,577	$450,178	$170,031	$286,403	$628,422	$125	$4,976,948

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2023 or December 31, 2022.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at June 30, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2023
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$94,420	$277,912	$213,974	$134,139	$23,317	$87,698	$18	$831,478
2. Nonperforming	—	158	46	—	309	641	—	1,154
Total	$94,420	$278,070	$214,020	$134,139	$23,626	$88,339	$18	$832,632

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$189	$2,607	$580	$446	$178	$1,664	$168,542	$174,206
2. Nonperforming	—	—	—	—	—	—	884	884
Total	$189	$2,607	$580	$446	$178	$1,664	$169,426	$175,090
Current period gross charge-offs	$—	$—	$—	$—	$85	$—	$—	$85

Loans to Individuals
Payment Performance
1. Performing	$1,401	$1,160	$664	$448	$131	$1,299	$20,428	$25,531
2. Nonperforming	—	—	—	—	—	13	—	13
Total	$1,401	$1,160	$664	$448	$131	$1,312	$20,428	$25,544
Current period gross charge-offs	$106	$19	$—	$5	$24	$19	$43	$216

Lease Financings
Payment Performance
1. Performing	$64,065	$82,532	$51,695	$25,667	$10,172	$2,423	$—	$236,554
2. Nonperforming	25	143	33	16	8	10	—	235
Total	$64,090	$82,675	$51,728	$25,683	$10,180	$2,433	$—	$236,789
Current period gross charge-offs	$—	$—	$99	$20	$6	$—	$—	$125

Totals by Payment Performance
1. Performing	$160,075	$364,211	$266,913	$160,700	$33,798	$93,084	$188,988	$1,267,769
2. Nonperforming	25	301	79	16	317	664	884	2,286
Total	$160,100	$364,512	$266,992	$160,716	$34,115	$93,748	$189,872	$1,270,055
Total current period gross charge-offs	$106	$19	$99	$25	$115	$19	$43	$426

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2022
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$258,293	$211,638	$140,822	$23,827	$18,273	$75,126	$108	$728,087
2. Nonperforming	—	48	466	319	306	1,169	—	2,308
Total	$258,293	$211,686	$141,288	$24,146	$18,579	$76,295	$108	$730,395

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$2,945	$642	$491	$192	$205	$1,565	$169,870	$175,910
2. Nonperforming	—	—	—	—	157	3	629	789
Total	$2,945	$642	$491	$192	$362	$1,568	$170,499	$176,699

Loans to Individuals
Payment Performance
1. Performing	$1,581	$857	$554	$247	$138	$1,340	$23,117	$27,834
2. Nonperforming	—	—	—	—	—	39	—	39
Total	$1,581	$857	$554	$247	$138	$1,379	$23,117	$27,873

Lease Financings
Payment Performance
1. Performing	$94,430	$61,680	$33,468	$15,164	$5,569	$768	$—	$211,079
2. Nonperforming	41	56	17	21	90	11	—	236
Total	$94,471	$61,736	$33,485	$15,185	$5,659	$779	$—	$211,315

Totals by Payment Performance
1. Performing	$357,249	$274,817	$175,335	$39,430	$24,185	$78,799	$193,095	$1,142,910
2. Nonperforming	41	104	483	340	553	1,222	629	3,372
Total	$357,290	$274,921	$175,818	$39,770	$24,738	$80,021	$193,724	$1,146,282

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2023 or December 31, 2022.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and six months ended June 30, 2023 and 2022. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the six months ended June 30, 2023.

(Dollars in thousands)	Beginning balance	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$14,725	$(589)	$(299)	$34	$13,871
Real estate-commercial	43,150	1,604	—	3	44,757
Real estate-construction	4,681	752	—	—	5,433
Real estate-residential secured for business purpose	8,360	336	—	—	8,696
Real estate-residential secured for personal purpose	5,012	576	—	—	5,588
Real estate-home equity secured for personal purpose	1,271	110	(85)	—	1,296
Loans to individuals	375	262	(111)	34	560
Lease financings	2,460	136	(105)	17	2,508
Unallocated	—	—	N/A	N/A	—
Total	$80,034	$3,187	$(600)	$88	$82,709
Three Months Ended June 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$11,841	$1,122	$—	$41	$13,004
Real estate-commercial	40,426	2,942	(1,690)	—	41,678
Real estate-construction	3,634	589	—	—	4,223
Real estate-residential secured for business purpose	6,202	215	—	3	6,420
Real estate-residential secured for personal purpose	2,592	345	—	—	2,937
Real estate-home equity secured for personal purpose	976	110	—	(12)	1,074
Loans to individuals	369	14	(27)	20	376
Lease financings	2,246	103	(58)	8	2,299
Unallocated	—	—	N/A	N/A	—
Total	$68,286	$5,440	$(1,775)	$60	$72,011
N/A – Not applicable

(Dollars in thousands)	Beginning balance	(Reversal of provision) provision for credit losses	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$(42)	$(3,147)	$140	$13,871
Real estate-commercial	41,673	3,128	(50)	6	44,757
Real estate-construction	4,952	688	(207)	—	5,433
Real estate-residential secured for business purpose	7,054	1,461	—	181	8,696
Real estate-residential secured for personal purpose	3,685	1,903	—	—	5,588
Real estate-home equity secured for personal purpose	1,287	44	(85)	50	1,296
Loans to individuals	351	375	(216)	50	560
Lease financings	3,082	(498)	(125)	49	2,508
Unallocated	—	—	N/A	N/A	—
Total	$79,004	$7,059	$(3,830)	$476	$82,709
Six Months Ended June 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,538	$(550)	$(214)	$230	$13,004
Real estate-commercial	41,095	2,273	(1,690)	—	41,678
Real estate-construction	4,575	(352)	—	—	4,223
Real estate-residential secured for business purpose	6,482	(113)	—	51	6,420
Real estate-residential secured for personal purpose	2,403	534	—	—	2,937
Real estate-home equity secured for personal purpose	1,028	57	—	(11)	1,074
Loans to individuals	363	71	(102)	44	376
Lease financings	2,290	108	(117)	18	2,299
Unallocated	150	(150)	N/A	N/A	—
Total	$71,924	$1,878	$(2,123)	$332	$72,011
N/A – Not applicable

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at June 30, 2023 and 2022:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At June 30, 2023
Commercial, financial and agricultural	$373	$13,498	$13,871	$1,217	$1,038,048	$—	$1,039,265
Real estate-commercial	—	44,757	44,757	4,405	3,217,588	—	3,221,993
Real estate-construction	—	5,433	5,433	6,202	407,202	—	413,404
Real estate-residential secured for business purpose	—	8,696	8,696	1,032	516,489	—	517,521
Real estate-residential secured for personal purpose	—	5,588	5,588	1,154	831,478	—	832,632
Real estate-home equity secured for personal purpose	—	1,296	1,296	884	174,206	—	175,090
Loans to individuals	—	560	560	—	25,544	—	25,544
Lease financings	—	2,508	2,508	—	236,789	—	236,789
Total	$373	$82,336	$82,709	$14,894	$6,447,344	$—	$6,462,238
At June 30, 2022
Commercial, financial and agricultural	$—	$13,004	$13,004	$448	$1,033,264	$—	$1,033,712
Real estate-commercial	1,089	40,589	41,678	9,137	2,861,149	—	2,870,286
Real estate-construction	—	4,223	4,223	—	319,449	—	319,449
Real estate-residential secured for business purpose	—	6,420	6,420	961	418,691	—	419,652
Real estate-residential secured for personal purpose	—	2,937	2,937	2,202	626,942	—	629,144
Real estate-home equity secured for personal purpose	—	1,074	1,074	394	168,142	—	168,536
Loans to individuals	—	376	376	—	27,061	—	27,061
Lease financings	—	2,299	2,299	—	193,937	—	193,937
Total	$1,089	$70,922	$72,011	$13,142	$5,648,635	$—	$5,661,777

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,949	0.06%
Total	1	$1,949
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,779	0.06%
Total	1	$1,779
*Amortized cost excludes $12 thousand of accrued interest receivable on modified loans.

	Six Months Ended June 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,949	0.06%
Total	1	$1,949
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,779	0.06%
Real estate—construction**	1	5,826	1.41
Total	2	$7,605
*Amortized cost excludes $12 thousand of accrued interest receivable on modified loans.
**Loan was modified during the first quarter of 2023. Subsequently, during the second quarter of 2023, the modified loan was placed on nonaccrual status.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

	Term Extension
(Dollars in thousands)	No. of Loans	Financial Effect
Three Months Ended June 30, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Extended loan maturity by 3 months to give borrower time to seek refinance.
Total	1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Extended loan maturity by 14 months to give borrower time to seek refinance.
Total	1
Six Months Ended June 30, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Extended loan maturity by 3 months to give borrower time to seek refinance.
Total	1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Extended loan maturity by 14 months to give borrower time to seek refinance.
Real estate—construction*	1	Extended loan maturity by 8 months to allow time for the construction to be completed. 3 months of interest payments were capitalized to the loan balance.
Total	2
*Loan was modified during the first quarter of 2023. Subsequently, during the second quarter of 2023, the modified loan was placed on nonaccrual status.

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults during the period and were modified in the 12 months before default for the three and six months ended June 30, 2023.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months.

	At June 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	$1,949	$—	$—	$1,949
Total	$1,949	$—	$—	$1,949
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	$1,779	$—	$—	$1,779
Real estate—construction	—	5,826	—	5,826
Total	$1,779	$5,826	$—	$7,605

As of June 30, 2023, the Bank had no commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at June 30, 2023 or December 31, 2022.

(Dollars in thousands)	At June 30, 2023	At December 31, 2022
Real estate-residential secured for personal purpose	$949	$822
Real estate-home equity secured for personal purpose	—	72
Total	$949	$894
There was no foreclosed residential real estate property included in other real estate owned at June 30, 2023 or December 31, 2022.

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2023	At December 31, 2022
2023 (excluding the six months ended June 30, 2023)	$43,661	$75,900
2024	76,182	61,793
2025	60,812	45,738
2026	44,001	29,902
2027	25,478	13,091
Thereafter	9,479	2,552
Total future minimum lease payments receivable	259,613	228,976
Plus: Unguaranteed residual	1,106	1,387
Plus: Initial direct costs	3,377	2,884
Less: Imputed interest	(27,307)	(21,932)
Lease financings	$236,789	$211,315

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2023 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2022	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2023	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2023			At December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,158	$630	$6,788	$5,939	$849
Customer related intangibles	4,162	2,437	1,725	8,493	6,530	1,963
Servicing rights	29,653	21,085	8,568	28,904	20,332	8,572
Total amortized intangible assets	$40,603	$29,680	$10,923	$44,185	$32,801	$11,384
(1) Included within accumulated amortization is a valuation allowance of $8 thousand and $5 thousand on servicing rights at June 30, 2023 and December 31, 2022, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2023 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$387
2024		648
2025		469
2026		319
2027		216
Thereafter		316
Total		$2,355
The aggregate fair value of servicing rights was $18.2 million and $16.8 million at June 30, 2023 and December 31, 2022, respectively. The fair value of these rights was determined using a discount rate of 12.3% at June 30, 2023 and a range of 10.1% to 12.0% at December 31, 2022.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning of period	$8,460	$8,122	$8,572	$7,878
Servicing rights capitalized	472	677	749	1,391
Amortization of servicing rights	(396)	(431)	(750)	(907)
Changes in valuation allowance	32	4	(3)	10
End of period	$8,568	$8,372	$8,568	$8,372
Loans serviced for others	$1,525,320	$1,475,659	$1,525,320	$1,475,659

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Valuation allowance, beginning of period	$(40)	$(7)	$(5)	$(13)
Additions	—	—	(3)	—
Reductions	32	4	—	10
Valuation allowance, end of period	$(8)	$(3)	$(8)	$(3)

The estimated amortization expense of servicing rights for the remainder of 2023 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$1,026
2024		924
2025		829
2026		743
2027		662
Thereafter		4,384
Total		$8,568

Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2023 and December 31, 2022 consisted of the following:

	At June 30, 2023		At December 31, 2022
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,582,767	—%	$2,047,263
Demand deposits	2.78	2,433,585	2.02	2,321,748
Savings deposits	0.43	866,687	0.25	1,025,431
Time deposits	3.85	1,104,363	2.07	519,084
Total	1.90%	$5,987,402	1.02%	$5,913,526

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently up to $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $163.7 million at June 30, 2023 and $95.0 million at December 31, 2022.

At June 30, 2023, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$297,744
2024		318,548
2025		246,735
2026		37,892
2027		69,622
Thereafter		133,822
Total		$1,104,363

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At June 30, 2023		At December 31, 2022
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$102,800	5.39%	$125,000	4.45%
Federal funds purchased	125,000	5.40	60,000	4.63
Customer repurchase agreements	16,866	0.05	12,141	0.05

Long-term debt:
FHLB advances	$320,000	3.71%	$95,000	1.34%
Subordinated notes	148,510	6.08	148,260	6.09

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $3.1 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At June 30, 2023 and December 31, 2022, the Bank had outstanding short-term letters of credit with the FHLB totaling $816.1 million and $690.5 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.8 billion at June 30, 2023.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $137.4 million and $98.1 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2023 and December 31, 2022, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.2 billion and $3.0 billion of committed borrowing capacity at June 30, 2023 and December 31, 2022, respectively, of which $2.0 billion and $2.1 billion was available as of June 30, 2023 and December 31, 2022, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $410.0 million at June 30, 2023 and December 31, 2022, of which $285.0 million and $350.0 million were unused as of June 30, 2023 and December 31, 2022, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2023	Weighted Average Rate
Remainder of 2023	$10,000	3.02%
2024	85,000	2.10
2025	75,000	4.46
2026	100,000	4.29
2027	25,000	3.99
Thereafter	25,000	4.61
Total	$320,000	3.71%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$136	$142	$19	$32
Interest cost	587	397	32	24
Expected loss on plan assets	(761)	(945)	—	—
Amortization of net actuarial loss (gain)	250	205	(4)	13
Net periodic benefit cost (income)	$212	$(201)	$47	$69

	Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$266	$279	$38	$62
Interest cost	1,184	787	64	48
Expected loss on plan assets	(1,531)	(1,878)	—	—
Amortization of net actuarial loss (gain)	500	409	(8)	27
Net periodic benefit cost (income)	$419	$(403)	$94	$137

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $156 thousand to the Retirement Plans and $130 thousand to Other Postretirement Benefit Plans in 2023. During the six months ended June 30, 2023, the Corporation contributed $78 thousand to its Non-Qualified Retirement Benefit Plans and $46 thousand to its Other Postretirement Benefit Plans. During the six months ended June 30, 2023, $1.4 million was paid to participants from the Retirement Plans and $46 thousand was paid to participants from the Other Postretirement Benefit Plans.

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

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2023:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2023
Outstanding at December 31, 2022	294,111	$26.11
Forfeited	(6,987)	28.33
Exercised	(6,210)	18.48
Outstanding at June 30, 2023	280,914	26.22	3.7	$—
Exercisable at June 30, 2023	280,914	26.22	3.7	—

The Corporation did not issue stock options during the six months ended June 30, 2023 or June 30, 2022.

The following is a summary of nonvested restricted stock units at June 30, 2023 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2022	408,264	$25.57
Granted	213,429	25.04
Added by performance factor	814	19.20
Vested	(181,175)	22.20
Forfeited	(27,994)	27.23
Nonvested stock units at June 30, 2023	413,338	$26.65

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022
Restricted stock units granted	213,429	178,719
Weighted average grant date fair value	$25.04	$28.18
Intrinsic value of units granted	$5,345	$5,037
Restricted stock units vested	181,175	123,834
Weighted average grant date fair value	$22.20	$23.53
Intrinsic value of units vested	$4,506	$3,510

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at June 30, 2023 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$7,985	2.1

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Stock-based compensation expense:
Restricted stock units	$2,115	$1,949
Employee stock purchase plan	55	52
Total	$2,170	$2,001
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$247	$215

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)
Other comprehensive income (loss)	2,060	(1,378)	388	1,070
Balance, June 30, 2023	$(38,006)	$(8,209)	$(14,819)	$(61,034)

Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)
Other comprehensive (loss) income	(27,628)	856	344	(26,428)
Balance, June 30, 2022	$(28,844)	$697	$(14,634)	$(42,781)

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2023, approximately $4.7 million, net of tax, which is recorded in accumulated other comprehensive loss, is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2023. At June 30, 2023, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $10.4 million.

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

At June 30, 2023, the Corporation had exposure to 134 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $870.4 million and remaining maturities ranging from 10 months to 11 years. At June 30, 2023, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $283 thousand. At June 30, 2023, the fair value of the swaps to the customers was a net gain of $73.6 million. At June 30, 2023, the Corporation's credit exposure related to the customer totaled $570 thousand.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$10,391
Total	$250,000		$—		$10,391
At December 31, 2022
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$8,647
Total	$250,000		$—		$8,647
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2023
Credit derivatives	$870,389		$—	Other liabilities	$283
Interest rate locks with customers	32,880	Other assets	202		—
Forward loan sale commitments	42,686	Other assets	161		—
Total	$945,955		$363		$283
At December 31, 2022
Credit derivatives	$815,469		$—	Other liabilities	$360
Interest rate locks with customers	10,269	Other assets	119		—
Forward loan sale commitments	15,306	Other assets	29		—
Total	$841,044		$148		$360

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2023	2022	2023	2022
Interest rate swap—cash flow hedge—net interest payments	Interest expense (income)	$1,371	$(686)	$2,431	$(618)
Total net (loss) gain		$(1,371)	$686	$(2,431)	$618

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2023	2022	2023	2022
Credit derivatives	Other noninterest income	$821	$589	$907	$1,039
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(64)	683	82	(327)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	166	(775)	132	(56)
Total net gain		$923	$497	$1,121	$656

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2023 and December 31, 2022:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2023	At December 31, 2022
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(8,209)	$(6,831)
Total		$(8,209)	$(6,831)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2023.

Loans Held for Sale

The fair value of our mortgage loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities. At June 30, 2023, loans held for sale included a $19.7 million interest in a shared national credit. The fair value of this interest was measured based on the estimated sale price of the loans and is classified within Level 2 in the fair value hierarchy.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, classified using the fair value hierarchy:

	At June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,283	$—	$2,283
Residential mortgage-backed securities	—	269,771	—	269,771
Collateralized mortgage obligations	—	2,138	—	2,138
Corporate bonds	—	81,972	—	81,972
Total available-for-sale securities	—	356,164	—	356,164
Equity securities:
Equity securities - financial services industry	666	—	—	666
Money market mutual funds	2,777	—	—	2,777
Total equity securities	3,443	—	—	3,443
Loans held for sale	—	29,526	—	29,526
Interest rate locks with customers*	—	202	—	202
Forward loan sale commitments*	—	161	—	161
Total assets	$3,443	$386,053	$—	$389,496
Liabilities:
Contingent consideration liability	$—	$—	$1,179	$1,179
Interest rate swaps*	—	10,391	—	10,391
Credit derivatives*	—	—	283	283
Total liabilities	$—	$10,391	$1,462	$11,853
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $283 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 134 interest rate swaps with a notional amount of $870.4 million. The June 30, 2023 CVA assumed a zero-deal recovery percentage based on the most recent index credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the six months ended June 30, 2023, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $1.2 million at June 30, 2023. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.3 million through the period ending November 30, 2024.

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
The following table includes a roll forward of loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Payments received	Increase in value	Balance at June 30, 2023
Credit derivatives	$(360)	$(826)	$—	$903	$(283)
Net total	$(360)	$(826)	$—	$903	$(283)

	Six Months Ended June 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase in value	Balance at June 30, 2022
Loans	$48	$—	$(48)	$—	$—
Credit derivatives	(381)	(1,106)	—	1,040	(447)
Net total	$(333)	$(1,106)	$(48)	$1,040	$(447)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2023
Paul I. Sheaffer Insurance Agency	$1,765	$635	$49	$1,179
Total contingent consideration liability	$1,765	$635	$49	$1,179

	Six Months Ended June 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2022
Paul I. Sheaffer Insurance Agency	$1,629	$—	$69	$1,698
Total contingent consideration liability	$1,629	$—	$69	$1,698

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022:

	At June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$14,521	$14,521
Other real estate owned	—	—	19,345	19,345
Total	$—	$—	$33,866	$33,866

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,586	$10,586
Other real estate owned	—	—	19,258	19,258
Total	$—	$—	$29,844	$29,844

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2023 and December 31, 2022. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$140,411	$—	$—	$140,411	$140,411
Held-to-maturity securities	—	133,835	—	133,835	153,509
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	42,811
Net loans and leases held for investment	—	—	6,210,474	6,210,474	6,365,008
Servicing rights	—	—	17,826	17,826	8,568
Total assets	$140,411	$133,835	$6,228,300	$6,502,546	$6,710,307
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$4,883,039	$—	$—	$4,883,039	$4,883,039
Time deposits	—	1,093,890	—	1,093,890	1,104,363
Total deposits	4,883,039	1,093,890	—	5,976,929	5,987,402
Short-term borrowings	—	244,666	—	244,666	244,666
Long-term debt	—	317,491	—	317,491	320,000
Subordinated notes	—	138,250	—	138,250	148,510
Total liabilities	$4,883,039	$1,794,297	$—	$6,677,336	$6,700,578

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$152,799	$—	$—	$152,799	$152,799
Held-to-maturity securities	—	134,068	—	134,068	154,727
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	33,841
Net loans and leases held for investment	—	—	5,912,050	5,912,050	6,033,640
Servicing rights	—	—	16,826	16,826	8,572
Total assets	$152,799	$134,068	$5,928,876	$6,215,743	$6,383,579
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,394,442	$—	$—	$5,394,442	$5,394,442
Time deposits	—	503,576	—	503,576	519,084
Total deposits	5,394,442	503,576	—	5,898,018	5,913,526
Short-term borrowings	—	197,141	—	197,141	197,141
Long-term debt	—	91,926	—	91,926	95,000
Subordinated notes	—	147,250	—	147,250	148,260
Total liabilities	$5,394,442	$939,893	$—	$6,334,335	$6,353,927

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

Loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. At June 30, 2023, loans held for sale included a $19.7 million interest in a shared national credit. The fair value of this interest was measured based on the estimated sale price of the loans and is classified within Level 2 in the fair value hierarchy.

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2023, individually analyzed loans held for investment had a carrying amount of $14.9 million with a valuation allowance of $373 thousand. At December 31, 2022, individually analyzed loans held for investment had a carrying amount of $13.4 million with a valuation allowance of $2.8 million. The Corporation had no individually analyzed leases at June 30, 2023 or December 31, 2022.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2023, servicing rights had a net carrying amount of $8.6 million, which included a valuation allowance of $8 thousand. At December 31, 2022, servicing rights had a net carrying amount of $8.6 million, which included a valuation allowance of $5 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2023, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At June 30, 2023 and December 31, 2022, OREO had a carrying amount of $19.3 million. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

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

Note 13. Segment Reporting

At June 30, 2023, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2023	At December 31, 2022	At June 30, 2022
Banking	$7,479,212	$7,104,727	$6,588,292
Wealth Management	57,927	58,239	54,531
Insurance	46,880	44,728	43,138
Other	16,131	14,322	14,852
Consolidated assets	$7,600,150	$7,222,016	$6,700,813

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$90,108	$22	$—	$9	$90,139
Interest expense	33,527	—	—	2,282	35,809
Net interest income (expense)	56,581	22	—	(2,273)	54,330
Provision for credit losses	3,428	—	—	—	3,428
Noninterest income	7,952	6,684	5,214	(17)	19,833
Noninterest expense	40,753	4,800	3,955	291	49,799
Intersegment (revenue) expense*	(237)	115	122	—	—
Income (loss) before income taxes	20,589	1,791	1,137	(2,581)	20,936
Income tax expense (benefit)	4,276	132	247	(519)	4,136
Net income (loss)	$16,313	$1,659	$890	$(2,062)	$16,800
Net capital expenditures	$834	$3	$63	$96	$996

	Three Months Ended
	June 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$56,706	$2	$—	$9	$56,717
Interest expense	3,919	—	—	1,327	5,246
Net interest income (expense)	52,787	2	—	(1,318)	51,471
Provision for credit losses	6,674	—	—	—	6,674
Noninterest income	7,480	6,862	4,828	(172)	18,998
Noninterest expense	38,179	4,391	3,882	919	47,371
Intersegment (revenue) expense*	(433)	211	222	—	—
Income (loss) before income taxes	15,847	2,262	724	(2,409)	16,424
Income tax expense (benefit)	3,088	435	147	(412)	3,258
Net income (loss)	$12,759	$1,827	$577	$(1,997)	$13,166
Net capital expenditures	$520	$163	$23	$34	$740

	Six Months Ended
	June 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$173,332	$42	$—	$18	$173,392
Interest expense	55,182	—	—	4,563	59,745
Net interest income (expense)	118,150	42	—	(4,545)	113,647
Provision for credit losses	6,815	—	—	—	6,815
Noninterest income	14,189	13,443	11,934	(53)	39,513
Noninterest expense	80,685	9,660	7,890	1,093	99,328
Intersegment (revenue) expense*	(473)	230	243	—	—
Income (loss) before income taxes	45,312	3,595	3,801	(5,691)	47,017
Income tax expense (benefit)	9,461	296	830	(1,404)	9,183
Net income (loss)	$35,851	$3,299	$2,971	$(4,287)	$37,834
Net capital expenditures	$3,035	$6	$119	$421	$3,581

	Six Months Ended
	June 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$107,895	$3	$—	$17	$107,915
Interest expense	7,129	—	—	2,655	9,784
Net interest income (expense)	100,766	3	—	(2,638)	98,131
Provision for credit losses	3,224	—	—	—	3,224
Noninterest income	14,850	14,167	10,592	(141)	39,468
Noninterest expense	74,667	9,100	7,747	1,269	92,783
Intersegment (revenue) expense*	(867)	422	445	—	—
Income (loss) before income taxes	38,592	4,648	2,400	(4,048)	41,592
Income tax expense (benefit)	7,631	927	505	(954)	8,109
Net income (loss)	$30,961	$3,721	$1,895	$(3,094)	$33,483
Net capital expenditures	$(5,072)	$226	$38	$54	$(4,754)
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
•Major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands, except per share data)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net income	$16,800	$13,166	$3,634	27.6%	$37,834	$33,483	$4,351	13.0%
Net income per share:
Basic	$0.57	$0.45	$0.12	26.7	$1.29	$1.14	$0.15	13.2
Diluted	0.57	0.45	0.12	26.7	1.28	1.13	0.15	13.3
Return on average assets	0.91%	0.76%	15 BP	19.7	1.04%	0.96%	8 BP	8.3
Return on average equity	8.35%	6.85%	150 BP	21.9	9.56%	8.74%	82 BP	9.4

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans and leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and six months ended June 30, 2023 and 2022. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and six months ended June 30, 2023 versus 2022

Net interest income on a tax-equivalent basis for the three months ended June 30, 2023 was $54.6 million, an increase of $2.7 million, or 5.1%, compared to $52.0 million for the three months ended June 30, 2022. The increase in tax-equivalent net interest income for the three months ended June 30, 2023 compared to the comparable period in the prior year was largely due to an increase in average loan balances and asset yields, offset by increases in the average balance of interest-bearing liabilities and the cost of funds.

Net interest income on a tax-equivalent basis for the six months ended June 30, 2023 was $114.3 million, an increase of $15.2 million, or 15.3%, compared to $99.1 million for the six months ended June 30, 2022. The increase in tax-equivalent net interest income for the six months ended June 30, 2023 compared to the comparable period in the prior year was largely due to an increase in average loan balances and asset yields, offset by increases in the average balance of interest bearing liabilities and the cost of funds.

The net interest margin, on a tax-equivalent basis, was 3.14% and 3.35% for the three and six months ended June 30, 2023, respectively, compared to 3.19% and 3.04% for the three and six months ended June 30, 2022, respectively. Excess liquidity reduced net interest margin by approximately 23 and 28 basis points for the three and six months ended June 30, 2022, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$46,897	$512	4.38%	$474,260	$824	0.70%
U.S. government obligations	—	—	—	2,000	11	2.21
Obligations of states and political subdivisions*	2,284	15	2.63	2,302	17	2.96
Other debt and equity securities	516,711	3,512	2.73	511,439	2,727	2.14
Federal Home Loan Bank, Federal Reserve Bank and other stock	43,783	781	7.15	26,221	344	5.26
Total interest-earning deposits, investments and other interest-earning assets	609,675	4,820	3.17	1,016,222	3,923	1.55
Commercial, financial and agricultural loans	1,005,499	16,919	6.75	945,490	9,192	3.90
Real estate—commercial and construction loans	3,445,431	45,960	5.35	3,004,509	28,527	3.81
Real estate—residential loans	1,483,478	17,216	4.65	1,166,201	10,758	3.70
Loans to individuals	26,794	479	7.17	26,782	305	4.57
Municipal loans and leases*	234,940	2,388	4.08	235,922	2,404	4.09
Lease financings	176,200	2,659	6.05	141,676	2,105	5.96
Gross loans and leases	6,372,342	85,621	5.39	5,520,580	53,291	3.87
Total interest-earning assets	6,982,017	90,441	5.20	6,536,802	57,214	3.51
Cash and due from banks	58,675			55,634
Allowance for credit losses, loans and leases	(81,641)			(68,426)
Premises and equipment, net	52,540			50,266
Operating lease right-of-use assets	31,200			30,222
Other assets	398,007			357,903
Total assets	$7,440,798			$6,962,401
Liabilities:
Interest-bearing checking deposits	$1,011,889	$5,392	2.14%	$851,324	$570	0.27%
Money market savings	1,460,899	14,089	3.87	1,405,536	1,552	0.44
Regular savings	888,680	845	0.38	1,070,480	237	0.09
Time deposits	823,665	7,141	3.48	452,989	1,227	1.09
Total time and interest-bearing deposits	4,185,133	27,467	2.63	3,780,329	3,586	0.38
Short-term borrowings	255,090	3,249	5.11	17,253	11	0.26
Long-term debt	301,593	2,811	3.74	95,000	321	1.36
Subordinated notes	148,443	2,282	6.17	98,988	1,328	5.38
Total borrowings	705,126	8,342	4.75	211,241	1,660	3.15
Total interest-bearing liabilities	4,890,259	35,809	2.94	3,991,570	5,246	0.53
Noninterest-bearing deposits	1,659,449			2,122,844
Operating lease liabilities	34,415			33,300
Accrued expenses and other liabilities	49,966			43,277
Total liabilities	6,634,089			6,190,991
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,549,708		2.19	6,114,414		0.34
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	298,788			298,241
Retained earnings and other equity	350,137			315,385
Total shareholders’ equity	806,709			771,410
Total liabilities and shareholders’ equity	$7,440,798			$6,962,401
Net interest income		$54,632			$51,968
Net interest spread			2.26			2.98
Effect of net interest-free funding sources			0.88			0.21
Net interest margin			3.14%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities	142.77%			163.77%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $668 thousand and $618 thousand for the three months ended June 30, 2023 and 2022, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2023 and 2022 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$47,364	$991	4.22%	$603,002	$1,181	0.39%
U.S. government obligations	—	—	—	3,602	37	2.07
Obligations of states and political subdivisions*	2,285	32	2.82	2,317	36	3.13
Other debt and equity securities	515,161	7,007	2.74	512,998	5,066	1.99
Federal Home Loan Bank, Federal Reserve Bank and other stock	39,287	1,390	7.13	26,665	699	5.29
Total interest-earning deposits, investments and other interest-earning assets	604,097	9,420	3.14	1,148,584	7,019	1.23
Commercial, financial and agricultural loans	998,726	32,457	6.55	932,795	17,354	3.75
Real estate—commercial and construction loans	3,394,100	88,381	5.25	2,954,831	54,347	3.71
Real estate—residential loans	1,446,093	32,946	4.59	1,141,416	20,640	3.65
Loans to individuals	27,023	928	6.93	26,293	543	4.16
Municipal loans and leases*	232,461	4,729	4.10	239,197	4,838	4.08
Lease financings	170,787	5,200	6.14	138,593	4,180	6.08
Gross loans and leases	6,269,190	164,641	5.30	5,433,125	101,902	3.78
Total interest-earning assets	6,873,287	174,061	5.11	6,581,709	108,921	3.34
Cash and due from banks	58,356			54,671
Allowance for credit losses, loans and leases	(80,813)			(70,237)
Premises and equipment, net	52,064			52,097
Operating lease right-of-use assets	31,251			30,308
Other assets	396,471			356,406
Total assets	$7,330,616			$7,004,954
Liabilities:
Interest-bearing checking deposits	$935,316	$8,556	1.84%	$866,310	$1,013	0.24%
Money market savings	1,474,936	25,170	3.44	1,473,680	2,456	0.34
Regular savings	936,930	1,514	0.33	1,046,150	475	0.09
Time deposits	695,697	10,563	3.06	463,232	2,533	1.10
Total time and interest-bearing deposits	4,042,879	45,803	2.28	3,849,372	6,477	0.34
Short-term borrowings	247,745	5,977	4.87	17,443	13	0.15
Long-term debt	207,431	3,402	3.31	95,000	638	1.35
Subordinated notes	148,381	4,563	6.20	98,950	2,656	5.41
Total borrowings	603,557	13,942	4.66	211,393	3,307	3.15
Total interest-bearing liabilities	4,646,436	59,745	2.59	4,060,765	9,784	0.49
Noninterest-bearing deposits	1,796,647			2,094,397
Operating lease liabilities	34,427			33,375
Accrued expenses and other liabilities	55,126			43,541
Total liabilities	6,532,636			6,232,078
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,443,083		1.87	6,155,162		0.32
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	299,537			298,606
Retained earnings and other equity	340,659			316,486
Total shareholders’ equity	797,980			772,876
Total liabilities and shareholders’ equity	$7,330,616			$7,004,954
Net interest income		$114,316			$99,137
Net interest spread			2.52			2.85
Effect of net interest-free funding sources			0.83			0.19
Net interest margin			3.35%			3.04%
Ratio of average interest-earning assets to average interest-bearing liabilities	147.93%			162.08%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $1.1 million and $754 thousand for the six months ended June 30, 2023 and 2022, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2023 and 2022 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2023 Versus 2022			June 30, 2023 Versus 2022
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(1,319)	$1,007	$(312)	$(1,982)	$1,792	$(190)
U.S. government obligations	(11)	—	(11)	(37)	—	(37)
Obligations of states and political subdivisions	—	(2)	(2)	—	(4)	(4)
Other debt and equity securities	28	757	785	21	1,920	1,941
Federal Home Loan Bank, Federal Reserve Bank and other stock	284	153	437	398	293	691
Interest on deposits, investments and other earning assets	(1,018)	1,915	897	(1,600)	4,001	2,401
Commercial, financial and agricultural loans	617	7,110	7,727	1,306	13,797	15,103
Real estate—commercial and construction loans	4,643	12,790	17,433	8,974	25,060	34,034
Real estate—residential loans	3,323	3,135	6,458	6,263	6,043	12,306
Loans to individuals	—	174	174	15	370	385
Municipal loans and leases	(10)	(6)	(16)	(133)	24	(109)
Lease financings	521	33	554	979	41	1,020
Interest and fees on loans and leases	9,094	23,236	32,330	17,404	45,335	62,739
Total interest income	8,076	25,151	33,227	15,804	49,336	65,140
Interest expense:
Interest-bearing checking deposits	128	4,694	4,822	89	7,454	7,543
Money market savings	63	12,474	12,537	2	22,712	22,714
Regular savings	(47)	655	608	(55)	1,094	1,039
Time deposits	1,607	4,307	5,914	1,765	6,265	8,030
Total time and interest-bearing deposits	1,751	22,130	23,881	1,801	37,525	39,326
Short-term borrowings	1,374	1,864	3,238	1,761	4,203	5,964
Long-term debt	1,379	1,111	2,490	1,242	1,522	2,764
Subordinated notes	737	217	954	1,475	432	1,907
Interest on borrowings	3,490	3,192	6,682	4,478	6,157	10,635
Total interest expense	5,241	25,322	30,563	6,279	43,682	49,961
Net interest income	$2,835	$(171)	$2,664	$9,525	$5,654	$15,179

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2023 and 2022 was $3.4 million and $6.7 million, respectively. The provision for credit losses for the six months ended June 30, 2023 and 2022 was $6.8 million and $3.2 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Allowance for credit losses, loans and leases	$82,709	$80,034	$79,004	$74,929	$72,011	$68,286
Loans and leases held for investment	6,462,238	6,239,804	6,123,230	5,849,259	5,661,777	5,400,786
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.29%	1.28%	1.27%	1.26%

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Trust fee income	$1,924	$1,998	$(74)	(3.7%)	$3,879	$4,100	$(221)	(5.4%)
Service charges on deposit accounts	1,725	1,574	151	9.6	3,272	3,078	194	6.3
Investment advisory commission and fee income	4,708	4,812	(104)	(2.2)	9,460	9,964	(504)	(5.1)
Insurance commission and fee income	5,108	4,629	479	10.3	11,595	10,199	1,396	13.7
Other service fee income	3,318	3,309	9	0.3	6,394	6,065	329	5.4
Bank owned life insurance income	789	705	84	11.9	1,556	1,404	152	10.8
Net gain on sales of investment securities	—	—	—	N/A	—	30	(30)	N/M
Net gain on mortgage banking activities	1,039	1,230	(191)	(15.5)	1,664	3,159	(1,495)	(47.3)
Other income	1,222	741	481	64.9	1,693	1,469	224	15.2
Total noninterest income	$19,833	$18,998	$835	4.4%	$39,513	$39,468	$45	0.1%

Three and six months ended June 30, 2023 versus 2022

Noninterest income for the three months ended June 30, 2023 was $19.8 million, an increase of $835 thousand, or 4.4%, from the three months ended June 30, 2022. Noninterest income for the six months ended June 30, 2023 was $39.5 million, an increase of $45 thousand, or 0.1%, from the six months ended June 30, 2022.

Insurance commission and fee income increased $479 thousand, or 10.3%, for the three months ended June 30, 2023 and $1.4 million, or 13.7%, for the six months ended June 30, 2023 from the comparable periods in the prior year. The increase for the three months ended June 30, 2023 was primarily due to an increase in premiums for commercial lines. The increase for the six months ended June 30, 2023 was primarily due to increases in premiums for commercial lines and group life and health and an increase in contingent commission income of $566 thousand, which was $1.8 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. Contingent income is largely recognized in the first quarter of the year.

Other income increased $481 thousand, or 64.9%, for the three months ended June 30, 2023 and $224 thousand, or 15.2%, for the six months ended June 30, 2023 from the comparable periods in the prior year. The increase for the three months ended June 30, 2023 was primarily due to $292 thousand of OREO income related to a commercial real estate loan transferred to OREO during the second quarter of 2022 and an increase of $232 thousand in fees on risk participation agreements for interest rate swaps. The increase for the six months ended June 30, 2023 was primarily due to $397 thousand of OREO income related to a commercial real estate loan transferred to OREO during the second quarter of 2022 and an increase of $181 thousand on the sale of $5.2 million of small business administration loans, partially offset by a decrease of $157 thousand in fees on risk participation agreements for interest rate swaps. Additionally, both the three and six months ended June 30, 2023 included a loss of $250 thousand on the planned sale of an interest in a shared national credit.

The net gain on mortgage banking activities decreased $191 thousand, or 15.5%, for the three months ended June 30, 2023 and $1.5 million, or 47.3%, for the six months ended June 30, 2023 from the comparable periods in the prior year primarily due to a decrease in loan sales and a contraction of gain on sale margins due to the higher interest rate environment in 2023.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries, benefits and commissions	$29,875	$29,133	$742	2.5%	$60,889	$57,378	$3,511	6.1%
Net occupancy	2,614	2,422	192	7.9	5,341	5,138	203	4.0
Equipment	986	977	9	0.9	1,979	1,959	20	1.0
Data processing	4,137	3,708	429	11.6	8,166	7,275	891	12.2
Professional fees	1,669	2,844	(1,175)	(41.3)	3,610	4,982	(1,372)	(27.5)
Marketing and advertising	622	693	(71)	(10.2)	993	1,118	(125)	(11.2)
Deposit insurance premiums	1,116	812	304	37.4	2,217	1,705	512	30.0
Intangible expenses	253	342	(89)	(26.0)	506	683	(177)	(25.9)
Restructuring charges	1,330	—	1,330	N/M	1,330	—	1,330	N/M
Other expense	7,197	6,440	757	11.8	14,297	12,545	1,752	14.0
Total noninterest expense	$49,799	$47,371	$2,428	5.1%	$99,328	$92,783	$6,545	7.1%
Three and six months ended June 30, 2023 versus 2022

Noninterest expense for the three months ended June 30, 2023 was $49.8 million, an increase of $2.4 million, or 5.1%, from the three months ended June 30, 2022. Noninterest expense for the six months ended June 30, 2023 was $99.3 million, an increase of $6.5 million, or 7.1%, from the six months ended June 30, 2022.

Salaries, benefits and commissions increased $742 thousand, or 2.5%, for the three months ended June 30, 2023 and $3.5 million, or 6.1%, for the six months ended June 30, 2023 from the comparable periods in the prior year. These increases reflect our expansion into Maryland and Western Pennsylvania and annual merit increases, offset by a reduction in incentive compensation.

Data processing expenses increased $429 thousand, or 11.6%, for the three months ended June 30, 2023 and $891 thousand, or 12.2%, for the six months ended June 30, 2023 from the comparable periods in the prior year, primarily due to our investments in technology and general price increases incurred in the second half of 2022.

Restructuring charges increased $1.3 million for the three and six months ended June 30, 2023 as a result of the Corporation's financial service center optimization and expense management strategies deployed during the second quarter of 2023 in response to macroeconomic headwinds.

Other expense increased $757 thousand, or 11.8%, for the three months ended June 30, 2023 and $1.8 million, or 14.0%, for the six months ended June 30, 2023 from the comparable periods in the prior year, primarily due to increases in retirement plan costs of $410 thousand and $817 thousand, respectively, which was primarily driven by the current interest rate environment. The six months ended June 30, 2023 also included an increase of $150 thousand related to Bank Shares tax expense driven by year over year growth of the Bank's Shareholders' Equity.

Professional fees decreased $1.2 million, or 41.3%, for the three months ended June 30, 2023 and $1.4 million, or 27.5%, for the six months ended June 30, 2023, primarily due to consultant fees incurred in the second quarter of 2022 related to our digital transformation initiative.

Tax Provision

The Corporation recognized a tax expense of $4.1 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively, resulting in an effective rate of 19.8% for both periods. The Corporation recognized a tax expense of $9.2 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively, resulting in an effective rate of 19.5% for both periods. The effective tax rates for the three and six months ended June 30, 2023 and 2022 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2023	At December 31, 2022	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$140,411	$152,799	$(12,388)	(8.1)%
Investment securities	513,116	507,562	5,554	1.1
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	42,811	33,841	8,970	26.5
Loans held for sale	29,526	5,037	24,489	486.2
Loans and leases held for investment	6,462,238	6,123,230	339,008	5.5
Allowance for credit losses, loans and leases	(82,709)	(79,004)	(3,705)	4.7
Premises and equipment, net	52,058	50,939	1,119	2.2
Operating lease right-of-use assets	30,237	30,059	178	0.6
Goodwill and other intangibles, net	186,433	186,894	(461)	(0.2)
Bank owned life insurance	129,715	120,297	9,418	7.8
Accrued interest receivable and other assets	96,314	90,362	5,952	6.6
Total assets	$7,600,150	$7,222,016	$378,134	5.2%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $12.4 million, or 8.1%, from December 31, 2022, primarily due to decreased interest earning deposits at the Federal Reserve Bank of $11.3 million as funds from increased deposits and borrowings were used to fund loan growth.

Investment Securities

Total investment securities at June 30, 2023 increased $5.6 million, or 1.1%, from December 31, 2022. Purchases of $26.8 million, primarily residential mortgage-backed securities and increases in the fair value of available-for-sale investment securities of $2.6 million were partially offset by maturities and pay-downs of $22.0 million, net amortization of purchased premiums and discounts of $592 thousand, calls of $500 thousand, a provision for credit losses of $397 thousand and sales of $242 thousand.

Loans and Leases Held for Sale

Gross loans and leases held for sale increased $24.5 million, or 486.2%, from December 31, 2022. During the second quarter of 2023, a $19.7 million interest in a shared national credit was transferred to held for sale and is expected to be sold in the third quarter of 2023.

Loans and Leases

Gross loans and leases held for investment increased $339.0 million, or 5.5%, from December 31, 2022. The growth in gross loans and leases held for investment was primarily due to increases in commercial real estate, residential mortgage loans, and lease financings.

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

At June 30, 2023, nonaccrual loans and leases were $15.1 million and had a related allowance for credit losses on loans and leases of $373 thousand. At December 31, 2022, nonaccrual loans and leases were $13.4 million and had a related allowance for credit losses on loans and leases of $2.8 million. During the second quarter of 2023, a $5.8 million construction loan was placed on nonaccrual status and a $2.5 million nonaccrual commercial loan was paid off, with a related allowance of $448 thousand. Based on the value of the underlying collateral, an individual reserve was not recorded for the $5.8 million construction loan as of June 30, 2023. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended June 30, 2023 were $512 thousand compared to $1.7 million for the same period in the prior year. Net loan and lease charge-offs for the six months ended June 30, 2023 were $3.4 million compared to $1.8 million for the same period in the prior year. The increase in charge-offs for the six months ended June 30, 2023 was primarily due to $2.4 million of charge-offs recorded against two existing nonaccrual commercial loans to one borrower in the first quarter of 2023. As of December 31, 2022, the allowance for credit losses included a $2.1 million individual reserve for this relationship.

Other real estate owned was $19.3 million at June 30, 2023 and December 31, 2022.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At June 30, 2023	At December 31, 2022
Nonaccrual loans and leases	$15,087	$13,353
Accruing loans and leases, 90 days or more past due	55	875
Total nonperforming loans and leases	$15,142	$14,228
Other real estate owned	19,345	19,258
Total nonperforming assets	$34,487	$33,486

Loans and leases held for investment	$6,462,238	$6,123,230
Allowance for credit losses, loans and leases	82,709	79,004

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.29%
Nonaccrual loans and leases / loans and leases held for investment	0.23%	0.22%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	548.21%	591.66%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2023	At December 31, 2022
Nonaccrual loans and leases	$15,087	$13,353
Nonaccrual loans and leases with partial charge-offs	1,085	928
Life-to-date partial charge-offs on nonaccrual loans and leases	727	448
Reserves on individually analyzed loans	373	2,765

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of June 30, 2023:

(Dollars in thousands)	June 30, 2023
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$468,650	9.0%
Animal Production	350,654	6.8
CRE - Multi-family	306,508	5.9
CRE - Office	303,848	5.9
CRE - 1-4 Family Residential Investment	282,613	5.4
CRE - Industrial / Warehouse	226,781	4.4
Hotels & Motels (Accommodation)	191,824	3.7
Nursing and Residential Care Facilities	174,408	3.4
Specialty Trade Contractors	170,316	3.3
Education	155,108	3.0
Homebuilding (tract developers, remodelers)	151,225	2.9
Merchant Wholesalers, Durable Goods	132,533	2.6
Motor Vehicle and Parts Dealers	120,027	2.3
CRE - Mixed-Use - Residential	110,604	2.1
Crop Production	98,772	1.9
Administrative and Support Services	88,027	1.7
Rental and Leasing Services	86,872	1.7
Wood Product Manufacturing	81,867	1.6
Repair and Maintenance	81,038	1.6
Real Estate Lenders, Secondary Market Financing	79,265	1.5
CRE - Mixed-Use - Commercial	77,981	1.5
Religious Organizations, Advocacy Groups	74,106	1.4
Amusement, Gambling, and Recreation Industries	71,243	1.4
Fabricated Metal Product Manufacturing	70,147	1.4
Merchant Wholesalers, Nondurable Goods	68,736	1.3
Personal and Laundry Services	67,717	1.3
Miniwarehouse / Self-Storage	63,917	1.2
Food Services and Drinking Places	63,769	1.2
Private Equity & Special Purpose Entities (excluding Trusts, Estates and Agency Accounts)	61,598	1.2
Food Manufacturing	57,748	1.1
Truck Transportation	54,135	1.0
Industries with >$50 million in outstandings	$4,392,037	84.6%
Industries with <$50 million in outstandings	$800,146	15.4%
Total Commercial Loans	$5,192,183	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$832,632
Real Estate-Home Equity Secured for Personal Purpose	175,090
Loans to Individuals	25,544
Lease Financings	236,789
Total Consumer Loans and Lease Financings	$1,270,055

Total	$6,462,238

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $229 thousand and $307 thousand for the three months ended June 30, 2023 and 2022, respectively. The amortization of core deposit and customer-related intangibles was $458 thousand and $614 thousand for the six months ended June 30, 2023 and 2022, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2023 and December 31, 2022.

The Corporation also has goodwill with a net carrying value of $175.5 million at June 30, 2023 and December 31, 2022, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2023 or 2022. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $9.4 million, or 7.8%, from December 31, 2022, primarily due to $7.9 million of policies purchased during the first quarter of 2023.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2023	At December 31, 2022	Change
			Amount	Percent
Deposits	$5,987,402	$5,913,526	$73,876	1.2%
Short-term borrowings	244,666	197,141	47,525	24.1
Long-term debt	320,000	95,000	225,000	236.8
Subordinated notes	148,510	148,260	250	0.2
Operating lease liabilities	33,428	33,153	275	0.8
Accrued interest payable and other liabilities	60,922	58,436	2,486	4.3
Total liabilities	$6,794,928	$6,445,516	$349,412	5.4%

Deposits

Total deposits increased $73.9 million, or 1.2%, from December 31, 2022, primarily due to increases in public funds and brokered deposits partially offset by decreases in commercial and consumer deposits. At June 30, 2023, brokered deposits represented 7.2% of total deposits, compared to 1.7% at December 31, 2022. At June 30, 2023, unprotected deposits, which excludes insured accounts, internal accounts, and collateralized trust accounts, represented 23.3% of total deposits, down from 31.0% at December 31, 2022.

Borrowings

Total borrowings increased $272.8 million, or 61.9%, from December 31, 2022, due to increases of $225.0 million in long-term debt, $65.0 million in federal funds purchased and $4.7 million in short-term customer repurchase agreements, partially offset by a decrease of $22.2 million in short-term FHLB overnight borrowings. The funds were used to fund loan growth, purchase investment securities and to maintain liquidity.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2023	At December 31, 2022	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	299,212	300,808	(1,596)	(0.5)
Retained earnings	453,806	428,637	25,169	5.9
Accumulated other comprehensive loss	(61,034)	(62,104)	1,070	(1.7)
Treasury stock	(44,546)	(48,625)	4,079	(8.4)
Total shareholders’ equity	$805,222	$776,500	$28,722	3.7%

Total shareholders' equity increased $28.7 million, or 3.7%, from December 31, 2022. Retained earnings at June 30, 2023 increased by $25.2 million primarily due to net income of $37.8 million offset by $12.3 million in cash dividends paid for the six months ended June 30, 2023. Accumulated other comprehensive loss decreased by $1.1 million, primarily attributable to increases in the fair value of available-for-sale investment securities of $2.1 million, net of tax, partially offset by a decrease in the fair value of derivatives of $1.4 million, net of tax. Treasury stock decreased $4.1 million from December 31, 2022 primarily due to stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $20.6 million and $15.8 million for the three months ended June 30, 2023 and 2022, respectively, and pre-tax income of $45.3 million and $38.6 million for the six months ended June 30, 2023 and 2022, respectively. See the section of this Management's Discussion & Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported noninterest income of $6.7 million and $6.9 million for the three months ended June 30, 2023 and 2022, respectively, and $13.4 million and $14.2 million for the six months ended June 30, 2023 and 2022, respectively. Noninterest expense was $4.8 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively, and $9.7 million and $9.1 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in noninterest income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to reduced assets under management and supervision due to market volatility as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $4.5 billion as of June 30, 2023, $4.3 billion as of March 31, 2023, $4.1 billion as of June 30, 2022 and $4.6 billion as of March 31, 2022. The increase in noninterest expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily driven by increases in salaries, benefits and commissions due to annual merit increases and additional staffing.

The Insurance segment reported noninterest income of $5.2 million and $4.8 million for the three months ended June 30, 2023 and 2022, respectively, and $11.9 million and $10.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase in pre-tax income and noninterest income for the three and six months ended June 30, 2023 was primarily due to increases in premiums for commercial lines. The increase for the six months ended June 30, 2023 was primarily due to increases in premiums for commercial lines and group life and health and an increase in contingent commission income of $566 thousand, which was $1.8 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at June 30, 2023.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of June 30, 2023 and December 31, 2022 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$926,639	13.54%	$547,465	8.00%	$684,332	10.00%
Bank	780,471	11.43	546,194	8.00	682,742	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	702,204	10.26	410,599	6.00	547,465	8.00
Bank	704,546	10.32	409,645	6.00	546,194	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	702,204	10.26	307,949	4.50	444,816	6.50
Bank	704,546	10.32	307,234	4.50	443,783	6.50
Tier 1 Capital (to Average Assets):
Corporation	702,204	9.59	292,962	4.00	366,202	5.00
Bank	704,546	9.64	292,366	4.00	365,458	5.00
At December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$894,343	13.67%	$523,498	8.00%	$654,372	10.00%
Bank	740,936	11.35	522,370	8.00	652,962	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	392,623	6.00	523,498	8.00
Bank	673,256	10.31	391,777	6.00	522,370	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	294,467	4.50	425,342	6.50
Bank	673,256	10.31	293,833	4.50	424,426	6.50
Tier 1 Capital (to Average Assets):
Corporation	678,403	9.81	276,586	4.00	345,732	5.00
Bank	673,256	9.76	276,014	4.00	345,017	5.00
At June 30, 2023 and December 31, 2022, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At June 30, 2023, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a risk simulation model to measure short-term rate exposure. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulation uses expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates company-developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets tend to decrease in value; conversely, as interest rates decline, fixed-rate assets tend to increase in value.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, cash and cash equivalents, were $140.4 million at June 30, 2023. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $356.2 million at June 30, 2023. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.2 billion at June 30, 2023, of which $2.0 billion was available. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $410.0 million at June 30, 2023, of which $285.0 million was unused as of June 30, 2023. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and long-term borrowings. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended June 30, 2023. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as noted below, there have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A of the Corporation's Quarterly Report of Form 10-Q for the quarter ended March 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2023	—	$—	—	1,229,174
May 1 – 31, 2023	—	—	—	1,229,174
June 1 – 30, 2023	—	—	—	1,229,174
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – 30, 2023	—	$—
May 1 – 31, 2023	—	—
June 1 – 30, 2023	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.    Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.

	Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on April 27, 2022.

Exhibit 10.1
Univest Financial Corporation 2023 Equity Incentive Plan in incorporated by reference to Appendix A to the proxy statement for the 2023 Annual Meeting of Shareholders filed with the SEC on March 17, 2023.

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: August 1, 2023	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)