Form 10-Q
period 2023-09-30
UNIVEST FINANCIAL Corp
filed 2023-11-01
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,508,128
(Title of Class)	(Number of shares outstanding at October 31, 2023)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At September 30, 2023	At December 31, 2022
ASSETS
Cash and due from banks	$68,900	$84,176
Interest-earning deposits with other banks	221,441	68,623
Cash and cash equivalents	290,341	152,799
Investment securities held-to-maturity (fair value $123,760 and $134,068 at September 30, 2023 and December 31, 2022, respectively)	149,451	154,727
Investment securities available-for-sale (amortized cost $396,804 and $402,111, net of allowance for credit losses of $1,537 and $1,140 at September 30, 2023 and December 31, 2022, respectively)	334,538	350,256
Investments in equity securities	4,054	2,579
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	42,417	33,841
Loans held for sale	16,473	5,037
Loans and leases held for investment	6,574,958	6,123,230
Less: Allowance for credit losses, loans and leases	(83,837)	(79,004)
Net loans and leases held for investment	6,491,121	6,044,226
Premises and equipment, net	51,287	50,939
Operating lease right-of-use assets	31,053	30,059
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	11,079	11,384
Bank owned life insurance	130,522	120,297
Accrued interest receivable and other assets	100,220	90,362
Total assets	$7,828,066	$7,222,016
LIABILITIES
Noninterest-bearing deposits	$1,432,559	$2,047,263
Interest-bearing deposits	5,006,606	3,866,263
Total deposits	6,439,165	5,913,526
Short-term borrowings	14,676	197,141
Long-term debt	320,000	95,000
Subordinated notes	148,636	148,260
Operating lease liabilities	34,017	33,153
Accrued interest payable and other liabilities	64,374	58,436
Total liabilities	7,020,868	6,445,516
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2023 and December 31, 2022; 31,556,799 shares issued at September 30, 2023 and December 31, 2022; 29,508,128 and 29,271,915 shares outstanding at September 30, 2023 and December 31, 2022, respectively	157,784	157,784
Additional paid-in capital	300,171	300,808
Retained earnings	464,634	428,637
Accumulated other comprehensive loss, net of tax benefit	(71,586)	(62,104)
Treasury stock, at cost; 2,048,671 and 2,284,884 shares at September 30, 2023 and December 31, 2022, respectively	(43,805)	(48,625)
Total shareholders’ equity	807,198	776,500
Total liabilities and shareholders’ equity	$7,828,066	$7,222,016
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$90,974	$63,162	$254,949	$164,065
Interest and dividends on investment securities:
Taxable	3,540	3,013	10,547	8,116
Exempt from federal income taxes	15	15	44	44
Interest on deposits with other banks	1,865	252	2,856	1,433
Interest and dividends on other earning assets	712	435	2,102	1,134
Total interest income	97,106	66,877	270,498	174,792
Interest expense
Interest on deposits	37,082	6,451	82,885	12,928
Interest on short-term borrowings	1,117	524	7,094	537
Interest on long-term debt and subordinated notes	5,317	1,652	13,282	4,946
Total interest expense	43,516	8,627	103,261	18,411
Net interest income	53,590	58,250	167,237	156,381
Provision for credit losses	2,024	3,558	8,839	6,782
Net interest income after provision for credit losses	51,566	54,692	158,398	149,599
Noninterest income
Trust fee income	1,910	1,835	5,789	5,935
Service charges on deposit accounts	1,816	1,522	5,088	4,600
Investment advisory commission and fee income	4,843	4,199	14,303	14,163
Insurance commission and fee income	4,852	4,442	16,447	14,641
Other service fee income	3,020	3,124	9,414	9,189
Bank owned life insurance income	806	1,153	2,362	2,557
Net gain on sales of investment securities	—	—	—	30
Net gain on mortgage banking activities	1,216	817	2,880	3,976
Other income	228	867	1,921	2,336
Total noninterest income	18,691	17,959	58,204	57,427
Noninterest expense
Salaries, benefits and commissions	29,978	29,400	90,867	86,778
Net occupancy	2,594	2,504	7,935	7,642
Equipment	1,087	968	3,066	2,927
Data processing	4,189	3,901	12,355	11,176
Professional fees	1,763	2,521	5,373	7,503
Marketing and advertising	555	605	1,548	1,723
Deposit insurance premiums	1,258	662	3,475	2,367
Intangible expenses	220	309	726	992
Restructuring charges	—	—	1,330	—
Other expense	7,344	5,795	21,641	18,340
Total noninterest expense	48,988	46,665	148,316	139,448
Income before income taxes	21,269	25,986	68,286	67,578
Income tax expense	4,253	5,185	13,436	13,294
Net income	$17,016	$20,801	$54,850	$54,284
Net income per share:
Basic	$0.58	$0.71	$1.86	$1.85
Diluted	0.58	0.71	1.86	1.84
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2023			2022
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$21,269	$4,253	$17,016	$25,986	$5,185	$20,801
Other comprehensive loss:
Net unrealized losses on available-for-sale investment securities:
Net unrealized holding losses arising during the period	(12,622)	(2,651)	(9,971)	(18,093)	(3,800)	(14,293)
Reversal of provision for credit losses	—	—	—	(393)	(82)	(311)
Total net unrealized losses on available-for-sale investment securities	(12,622)	(2,651)	(9,971)	(18,486)	(3,882)	(14,604)
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(2,541)	(534)	(2,007)	(9,418)	(1,978)	(7,440)
Less: reclassification adjustment for net losses (gains) realized in net income (1)	1,558	327	1,231	(422)	(89)	(333)
Total net unrealized losses on interest rate swaps used in cash flow hedges	(983)	(207)	(776)	(9,840)	(2,067)	(7,773)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	247	52	195	219	46	173
Total defined benefit pension plans	247	52	195	219	46	173
Other comprehensive loss	(13,358)	(2,806)	(10,552)	(28,107)	(5,903)	(22,204)
Total comprehensive income (loss)	$7,911	$1,447	$6,464	$(2,121)	$(718)	$(1,403)
(1) Included in interest expense on demand deposits on the condensed consolidated statements of income (before tax amount).
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2023			2022
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$68,286	$13,436	$54,850	$67,578	$13,294	$54,284
Other comprehensive income (loss):
Net unrealized losses on available-for-sale investment securities:
Net unrealized holding losses arising during the period	(10,411)	(2,186)	(8,225)	(53,798)	(11,298)	(42,500)
Provision for credit losses	397	83	314	370	78	292
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(30)	(6)	(24)
Total net unrealized losses on available-for-sale investment securities	(10,014)	(2,103)	(7,911)	(53,458)	(11,226)	(42,232)
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(6,716)	(1,411)	(5,305)	(7,716)	(1,621)	(6,095)
Less: reclassification adjustment for net losses (gains) losses realized in net income (2)	3,989	838	3,151	(1,040)	(218)	(822)
Total net unrealized losses on interest rate swaps used in cash flow hedges	(2,727)	(573)	(2,154)	(8,756)	(1,839)	(6,917)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (3)	739	156	583	655	138	517
Total defined benefit pension plans	739	156	583	655	138	517
Other comprehensive loss	(12,002)	(2,520)	(9,482)	(61,559)	(12,927)	(48,632)
Total comprehensive income	$56,284	$10,916	$45,368	$6,019	$367	$5,652
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2023
Balance at June 30, 2023	29,471,124	$157,784	$299,212	$453,806	$(61,034)	$(44,546)	$805,222
Net income	—	—	—	17,016	—	—	17,016
Other comprehensive loss, net of income tax benefit	—	—	—	—	(10,552)	—	(10,552)
Cash dividends declared ($0.21 per share)	—	—	—	(6,190)	—	—	(6,190)
Stock-based compensation	—	—	1,031	2	—	—	1,033
Stock issued under dividend reinvestment and employee stock purchase plans	36,766	—	(65)	—	—	735	670
Vesting of restricted stock units, net of shares withheld to cover taxes	238	—	(7)	—	—	6	(1)
Balance at September 30, 2023	29,508,128	$157,784	$300,171	$464,634	$(71,586)	$(43,805)	$807,198

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2022
Balance at June 30, 2022	29,365,775	$157,784	$298,800	$396,295	$(42,781)	$(46,173)	$763,925
Net income	—	—	—	20,801	—	—	20,801
Other comprehensive loss, net of income tax benefit	—	—	—	—	(22,204)	—	(22,204)
Cash dividends declared ($0.21 per share)	—	—	—	(6,153)	—	—	(6,153)
Stock-based compensation	—	—	973	(1)	—	—	972
Stock issued under dividend reinvestment and employee stock purchase plans	26,438	—	25	—	—	634	659
Vesting of restricted stock units, net of shares withheld to cover taxes	238	—	(7)	—	—	5	(2)
Purchases of treasury stock	(150,000)	—	—	—	—	(3,811)	(3,811)
Balance at September 30, 2022	29,242,451	$157,784	$299,791	$410,942	$(64,985)	$(49,345)	$754,187

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2023
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500
Net income	—	—	—	54,850	—	—	54,850
Other comprehensive loss, net of income tax benefit	—	—	—	—	(9,482)	—	(9,482)
Cash dividends declared ($0.63 per share)	—	—	—	(18,521)	—	—	(18,521)
Stock-based compensation	—	—	3,322	(332)	—	—	2,990
Stock issued under dividend reinvestment and employee stock purchase plans	98,402	—	(84)	—	—	2,063	1,979
Vesting of restricted stock units, net of shares withheld to cover taxes	131,601	—	(3,857)	—	—	2,625	(1,232)
Exercise of stock options	6,210	—	(18)	—	—	132	114
Balance at September 30, 2023	29,508,128	$157,784	$300,171	$464,634	$(71,586)	$(43,805)	$807,198

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2022
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794
Net income	—	—	—	54,284	—	—	54,284
Other comprehensive loss, net of income tax benefit	—	—	—	—	(48,632)	—	(48,632)
Cash dividends declared ($0.62 per share)	—	—	—	(18,258)	—	—	(18,258)
Stock-based compensation	—	—	2,982	(208)	—	—	2,774
Stock issued under dividend reinvestment and employee stock purchase plans	74,055	—	129	—	—	1,805	1,934
Vesting of restricted stock units, net of shares withheld to cover taxes	92,073	—	(2,551)	—	—	1,648	(903)
Exercise of stock options	25,781	—	50	—	—	525	575
Purchases of treasury stock	(450,000)	—	—	—	—	(11,381)	(11,381)
Balance at September 30, 2022	29,242,451	$157,784	$299,791	$410,942	$(64,985)	$(49,345)	$754,187
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$54,850	$54,284
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,839	6,782
Depreciation of premises and equipment	3,752	3,323
Net amortization of investment securities premiums and discounts	873	1,168
Net gain on sales of investment securities	—	(30)
Net gain on mortgage banking activities	(2,880)	(3,976)
Bank owned life insurance income	(2,362)	(2,557)
Stock-based compensation	3,229	2,998
Intangible expenses	726	992
Other adjustments to reconcile net income to cash used in operating activities	(1,455)	(2,896)
Originations of loans held for sale	(165,076)	(198,547)
Proceeds from the sale of loans held for sale	162,728	215,424
Contributions to pension and other postretirement benefit plans	(186)	(189)
(Increase) decrease in accrued interest receivable and other assets	(8,200)	2,252
Increase in accrued interest payable and other liabilities	7,029	4,449
Net cash provided by operating activities	61,867	83,477
Cash flows from investing activities:
Proceeds from sale of premises and equipment	1,032	6,844
Purchases of premises and equipment	(5,220)	(3,673)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	11,225	27,700
Proceeds from maturities, calls and principal repayments of securities available-for-sale	24,052	25,132
Proceeds from sales of securities available-for-sale	—	1,530
Purchases of investment securities held-to-maturity	(6,253)	(10,427)
Purchases of investment securities available-for-sale	(19,348)	(111,611)
Proceeds from sales of money market mutual funds	252	3,506
Purchases of money market mutual funds	(1,845)	(3,708)
Net increase in other investments	(8,576)	(1,289)
Proceeds from sale of loans originally held-for-investment	19,631	2,500
Net increase in loans and leases	(481,200)	(562,235)
Proceeds from sales of other real estate owned	260	—
Purchases of bank owned life insurance	(7,862)	—
Proceeds from bank owned life insurance	—	1,221
Net cash used in investing activities	(473,852)	(624,510)
Cash flows from financing activities:
Net increase (decrease) in deposits	525,619	(268,171)
Net (decrease) increase in short-term borrowings	(182,465)	60,605
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(25,000)	—
Payment of contingent consideration on acquisitions	(635)	—
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,232)	(903)
Purchases of treasury stock	—	(11,381)
Stock issued under dividend reinvestment and employee stock purchase plans	1,979	1,934
Proceeds from exercise of stock options	114	575
Cash dividends paid	(18,853)	(18,466)
Net cash provided by (used in) financing activities	549,527	(235,807)
Net increase (decrease) in cash and cash equivalents	137,542	(776,840)
Cash and cash equivalents at beginning of year	152,799	890,150
Cash and cash equivalents at end of period	$290,341	$113,310

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$93,435	$20,095
Cash paid for income taxes, net of refunds	13,232	6,629
Non cash transactions:
Transfer of loans to other real estate owned	$79	$18,325
Transfer of loans to loans held for sale	25,646	2,500
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month or nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023.

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

Modified Loans

A loan is classified as a modified loan to a borrower experiencing financial difficulty when a contractual loan modification in the form of principal forgiveness, an interest rate reduction, an other-than-significant payment delay or a term extension (or a combination thereof) has been granted to an existing borrower experiencing financial difficulties. The goal when modifying a credit is to provide relief to customers experiencing cash flow difficulties. Accruing modified loans to borrowers experiencing financial difficulty are primarily comprised of loans on which interest is being accrued under the modified terms, and the loans are current or less than 90 days past due.

Loans and Leases - Prior to ASU No. 2022-02 Adoption

The Corporation adopted ASU No. 2022-02 effective January 1, 2023. The following section was carried forward from the Annual Report of Form 10-K for the year ended December 31, 2022.

A loan or lease is classified as a troubled debt restructuring when a concession has been granted to an existing borrower experiencing financial difficulties. The Corporation grants concessions to existing borrowers primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are for up to one year. The goal when restructuring a credit is to provide relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than 90 days past due.

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

Recent Accounting Pronouncements Yet to Be Adopted

In March 2023, the FASB issued ASU No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". This ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Corporation. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

In July 2023, the FASB issued ASU No. 2023-03, "Presentation Of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities From Equity (Topic 480), Equity (Topic 505), And Compensation—Stock Compensation (Topic 718)". The ASU amends or supersedes various SEC paragraphs within the codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide new guidance and therefore there is no transition or effective date for implementation.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. For additional information on the calculation of basic and diluted earnings per share, see Note 1, "Summary of Significant Accounting Policies - Earnings per Share" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Numerator for basic and diluted earnings per share—net income available to common shareholders	$17,016	$20,801	$54,850	$54,284
Denominator for basic earnings per share—weighted-average shares outstanding	29,479	29,291	29,411	29,440
Effect of dilutive securities—stock options and restricted stock units	79	141	95	148
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,558	29,432	29,506	29,588
Basic earnings per share	$0.58	$0.71	$1.86	$1.85
Diluted earnings per share	$0.58	$0.71	$1.86	$1.84
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	540	250	432	250

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at September 30, 2023 and December 31, 2022, by contractual maturity within each type:

	At September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$2,077	$—	$(95)	$—	$1,982
After 5 years to 10 years	10,100	—	(763)	—	9,337
Over 10 years	137,274	—	(24,833)	—	112,441
	149,451	—	(25,691)	—	123,760
Total	$149,451	$—	$(25,691)	$—	$123,760
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$—	$(5)	$—	$1,025
After 1 year to 5 years	1,298	—	(56)	—	1,242
	2,328	—	(61)	—	2,267
Residential mortgage-backed securities:
After 1 year to 5 years	632	—	(27)	—	605
After 5 years to 10 years	14,257	—	(1,818)	—	12,439
Over 10 years	286,909	—	(50,788)	—	236,121
	301,798	—	(52,633)	—	249,165
Collateralized mortgage obligations:
After 5 years to 10 years	262	—	(16)	—	246
Over 10 years	2,030	—	(242)	—	1,788
	2,292	—	(258)	—	2,034
Corporate bonds:
Within 1 year	16,518	—	(147)	(117)	16,254
After 1 year to 5 years	13,868	—	(987)	(74)	12,807
After 5 years to 10 years	60,000	—	(6,643)	(1,346)	52,011
	90,386	—	(7,777)	(1,537)	81,072
Total	$396,804	$—	$(60,729)	$(1,537)	$334,538

	At December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,654	$—	$(70)	$—	$1,584
After 5 years to 10 years	6,076	—	(342)	—	5,734
Over 10 years	146,997	—	(20,247)	—	126,750
	154,727	—	(20,659)	—	134,068
Total	$154,727	$—	$(20,659)	$—	$134,068
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,327	$—	$(42)	$—	$2,285
	2,327	—	(42)	—	2,285
Residential mortgage-backed securities:
After 1 year to 5 years	864	—	(37)	—	827
After 5 years to 10 years	10,399	—	(815)	—	9,584
Over 10 years	294,261	7	(41,291)	—	252,977
	305,524	7	(42,143)	—	263,388
Collateralized mortgage obligations:
After 5 years to 10 years	324	—	(22)	—	302
Over 10 years	2,257	—	(237)	—	2,020
	2,581	—	(259)	—	2,322
Corporate bonds:
Within 1 year	1,000	—	—	—	1,000
After 1 year to 5 years	30,679	3	(1,516)	(152)	29,014
After 5 years to 10 years	60,000	—	(6,765)	(988)	52,247
	91,679	3	(8,281)	(1,140)	82,261
Total	$402,111	$10	$(50,725)	$(1,140)	$350,256

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

Securities with a carrying value of $413.2 million and $429.4 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at September 30, 2023 or December 31, 2022. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Securities available-for-sale:
Proceeds from sales	$—	$1,530
Gross realized gains on sales	—	30
Tax expense related to net realized gains on sales	—	6

At September 30, 2023 and December 31, 2022, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$5,771	$(350)	$117,989	$(25,341)	$123,760	$(25,691)
Total	$5,771	$(350)	$117,989	$(25,341)	$123,760	$(25,691)
Securities Available-for-Sale
State and political subdivisions	$—	$—	$1,242	$(56)	$1,242	$(56)
Residential mortgage-backed securities	21,292	(942)	227,657	(51,691)	248,949	(52,633)
Collateralized mortgage obligations	—	—	2,034	(258)	2,034	(258)
Corporate bonds	—	—	280	(1)	280	(1)
Total	$21,292	$(942)	$231,213	$(52,006)	$252,505	$(52,948)
At December 31, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Total	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Securities Available-for-Sale
State and political subdivisions	$1,255	$(42)	$—	$—	$1,255	$(42)
Residential mortgage-backed securities	128,831	(13,843)	133,902	(28,300)	262,733	(42,143)
Collateralized mortgage obligations	302	(22)	2,020	(237)	2,322	(259)
Corporate bonds	500	(1)	—	—	500	(1)
Total	$130,888	$(13,908)	$135,922	$(28,537)	$266,810	$(42,445)

At September 30, 2023, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $123.8 million, including unrealized losses of $25.7 million. These holdings were comprised of 88 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended September 30, 2023.

At September 30, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $252.5 million, including unrealized losses of $52.9 million. These holdings were comprised of (1) 112 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, (3) two investment grade corporate bonds, and (4) one state and political subdivision bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at September 30, 2023 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the nine months ended September 30, 2023 and September 30, 2022 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Nine months ended September 30, 2023
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

At September 30, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $81.8 million, including unrealized losses of $8.9 million, and allowance for credit losses of $1.5 million. These holdings were comprised of 39 investment grade corporate bonds which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $118 thousand and a $207 thousand net loss on equity securities during the nine months ended September 30, 2023 and 2022, respectively, in other noninterest income. There were no sales of equity securities during the nine months ended September 30, 2023 or 2022.
Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2023	At December 31, 2022
Commercial, financial and agricultural	$1,050,004	$1,088,928
Real estate-commercial	3,275,140	3,027,955
Real estate-construction	427,561	381,811
Real estate-residential secured for business purpose	516,471	478,254
Real estate-residential secured for personal purpose	861,122	730,395
Real estate-home equity secured for personal purpose	176,855	176,699
Loans to individuals	27,331	27,873
Lease financings	240,474	211,315
Total loans and leases held for investment, net of deferred income	$6,574,958	$6,123,230
Less: Allowance for credit losses, loans and leases	(83,837)	(79,004)
Net loans and leases held for investment	$6,491,121	$6,044,226
Imputed interest on lease financings, included in the above table	$(28,625)	$(21,932)
Net deferred costs, included in the above table	7,568	6,053
Overdraft deposits included in the above table	97	93

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at September 30, 2023 and December 31, 2022:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2023
Commercial, financial and agricultural	$9,134	$249	$1,733	$11,116	$1,037,477	$1,048,593	$1,411	$1,050,004
Real estate—commercial real estate and construction:
Commercial real estate	5,548	335	220	6,103	3,264,174	3,270,277	4,863	3,275,140
Construction	9,450	—	—	9,450	418,111	427,561	—	427,561
Real estate—residential and home equity:
Residential secured for business purpose	2,155	650	—	2,805	512,730	515,535	936	516,471
Residential secured for personal purpose	4,042	41	—	4,083	852,793	856,876	4,246	861,122
Home equity secured for personal purpose	445	251	—	696	175,406	176,102	753	176,855
Loans to individuals	175	25	26	226	27,105	27,331	—	27,331
Lease financings	854	784	156	1,794	238,623	240,417	57	240,474
Total	$31,803	$2,335	$2,135	$36,273	$6,526,419	$6,562,692	$12,266	$6,574,958

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2022
Commercial, financial and agricultural	$1,616	$343	$—	$1,959	$1,081,897	$1,083,856	$5,072	$1,088,928
Real estate—commercial real estate and construction:
Commercial real estate	3,281	290	20	3,591	3,019,827	3,023,418	4,537	3,027,955
Construction	315	—	—	315	381,496	381,811	—	381,811
Real estate—residential and home equity:
Residential secured for business purpose	375	203	263	841	476,400	477,241	1,013	478,254
Residential secured for personal purpose	4,127	162	319	4,608	723,798	728,406	1,989	730,395
Home equity secured for personal purpose	953	225	—	1,178	174,781	175,959	740	176,699
Loans to individuals	32	153	39	224	27,649	27,873	—	27,873
Lease financings	3,555	341	234	4,130	207,183	211,313	2	211,315
Total	$14,254	$1,717	$875	$16,846	$6,093,031	$6,109,877	$13,353	$6,123,230

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2023 and December 31, 2022.

	At September 30, 2023			At December 31, 2022
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans held for sale *	$5,819	$—	$5,819	$—	$—	$—
Loans and leases held for investment:
Commercial, financial and agricultural	$1,411	$1,733	$3,144	$5,072	$—	$5,072
Real estate—commercial real estate and construction:
Commercial real estate	4,863	220	5,083	4,537	20	4,557
Real estate—residential and home equity:
Residential secured for business purpose	936	—	936	1,013	263	1,276
Residential secured for personal purpose	4,246	—	4,246	1,989	319	2,308
Home equity secured for personal purpose	753	—	753	740	—	740
Loans to individuals	—	26	26	—	39	39
Lease financings	57	156	213	2	234	236
Total	$18,085	$2,135	$20,220	$13,353	$875	$14,228
*Includes one construction loan at September 30, 2023.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At September 30, 2023
Commercial, financial and agricultural	$297	$1,114	$1,411	$1,733
Real estate-commercial	4,841	22	4,863	220
Real estate-residential secured for business purpose	936	—	936	—
Real estate-residential secured for personal purpose	4,246	—	4,246	—
Real estate-home equity secured for personal purpose	753	—	753	—
Loans to individuals	—	—	—	26
Lease financings	—	57	57	156
Total	$11,073	$1,193	$12,266	$2,135
At December 31, 2022
Commercial, financial and agricultural	$225	$4,847	$5,072	$—
Real estate-commercial	4,537	—	4,537	20
Real estate-residential secured for business purpose	1,013	—	1,013	263
Real estate-residential secured for personal purpose	1,989	—	1,989	319
Real estate-home equity secured for personal purpose	740	—	740	—
Loans to individuals	—	—	—	39
Lease financings	—	2	2	234
Total	$8,504	$4,849	$13,353	$875

For the nine months ended September 30, 2023, $70 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	Real Estate	Other (1)	None	Total
At September 30, 2023
Commercial, financial and agricultural	$1,362	$49	$—	$1,411
Real estate-commercial	4,863	—	—	4,863
Real estate-residential secured for business purpose	936	—	—	936
Real estate-residential secured for personal purpose	4,246	—	—	4,246
Real estate-home equity secured for personal purpose	753	—	—	753
Lease financings	—	57	—	57
Total	$12,160	$106	$—	$12,266

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2022
Commercial, financial and agricultural	$2,743	$—	$2,329	$5,072
Real estate-commercial	4,537	—	—	4,537
Real estate-residential secured for business purpose	1,013	—	—	1,013
Real estate-residential secured for personal purpose	1,989	—	—	1,989
Real estate-home equity secured for personal purpose	740	—	—	740
Lease financings	—	2	—	2
Total	$11,022	$2	$2,329	$13,353
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at September 30, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At September 30, 2023
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$128,857	$151,968	$139,953	$29,147	$21,655	$59,173	$473,162	$1,416	$1,005,331
2. Special Mention	—	1,390	645	—	6,118	—	13,628	—	21,781
3. Substandard	—	852	8,804	—	589	—	12,647	—	22,892
Total	$128,857	$154,210	$149,402	$29,147	$28,362	$59,173	$499,437	$1,416	$1,050,004
Current period gross charge-offs	$6	$50	$296	$67	$—	$151	$3,321	$—	$3,891

Real Estate-Commercial
Risk Rating
1. Pass	$391,320	$854,572	$644,754	$621,144	$339,709	$332,824	$63,383	$—	$3,247,706
2. Special Mention	1,250	231	8,899	5,873	—	1,420	—	—	17,673
3. Substandard	—	1,036	1,948	1,687	226	1,911	2,953	—	9,761
Total	$392,570	$855,839	$655,601	$628,704	$339,935	$336,155	$66,336	$—	$3,275,140
Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$—	$50

Real Estate-Construction
Risk Rating
1. Pass	$100,825	$274,531	$5,633	$2,649	$244	$2,241	$18,117	$—	$404,240
2. Special Mention	—	—	3,132	—	—	5,266	9,599	—	17,997
3. Substandard	2,761	—	—	—	—	—	2,563	—	5,324
Total	$103,586	$274,531	$8,765	$2,649	$244	$7,507	$30,279	$—	$427,561
Current period gross charge-offs	$—	$207	$—	$—	$—	$—	$—	$—	$207

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$89,444	$153,772	$122,981	$62,977	$39,173	$18,243	$28,944	$—	$515,534
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	621	—	316	—	—	937
Total	$89,444	$153,772	$122,981	$63,598	$39,173	$18,559	$28,944	$—	$516,471

Totals By Risk Rating
1. Pass	$710,446	$1,434,843	$913,321	$715,917	$400,781	$412,481	$583,606	$1,416	$5,172,811
2. Special Mention	1,250	1,621	12,676	5,873	6,118	6,686	23,227	—	57,451
3. Substandard	2,761	1,888	10,752	2,308	815	2,227	18,163	—	38,914
Total	$714,457	$1,438,352	$936,749	$724,098	$407,714	$421,394	$624,996	$1,416	$5,269,176
Total current period gross charge-offs	$6	$257	$296	$67	$—	$201	$3,321	$—	$4,148

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2022
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$233,064	$148,033	$41,091	$28,269	$28,209	$48,631	$487,818	$125	$1,015,240
2. Special Mention	2,732	28,220	9,623	8,104	26	—	19,829	—	68,534
3. Substandard	—	13	—	—	—	—	5,141	—	5,154
Total	$235,796	$176,266	$50,714	$36,373	$28,235	$48,631	$512,788	$125	$1,088,928

Real Estate-Commercial
Risk Rating
1. Pass	$877,703	$680,432	$724,941	$332,702	$118,034	$208,974	$54,139	$—	$2,996,925
2. Special Mention	869	8,173	11,582	944	85	3,002	1,838	—	26,493
3. Substandard	—	—	1,770	—	2,222	495	50	—	4,537
Total	$878,572	$688,605	$738,293	$333,646	$120,341	$212,471	$56,027	$—	$3,027,955

Real Estate-Construction
Risk Rating
1. Pass	$243,983	$52,485	$8,341	$34,670	$191	$442	$30,223	$—	$370,335
2. Special Mention	—	5,781	—	5,695	—	—	—	—	11,476
3. Substandard	—	—	—	—	—	—	—	—	—
Total	$243,983	$58,266	$8,341	$40,365	$191	$442	$30,223	$—	$381,811

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$165,844	$128,669	$67,955	$39,794	$21,226	$23,324	$29,239	$—	$476,051
2. Special Mention	—	—	247	—	—	941	—	—	1,188
3. Substandard	—	211	27	—	38	594	145	—	1,015
Total	$165,844	$128,880	$68,229	$39,794	$21,264	$24,859	$29,384	$—	$478,254

Totals By Risk Rating
1. Pass	$1,520,594	$1,009,619	$842,328	$435,435	$167,660	$281,371	$601,419	$125	$4,858,551
2. Special Mention	3,601	42,174	21,452	14,743	111	3,943	21,667	—	107,691
3. Substandard	—	224	1,797	—	2,260	1,089	5,336	—	10,706
Total	$1,524,195	$1,052,017	$865,577	$450,178	$170,031	$286,403	$628,422	$125	$4,976,948

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2023 or December 31, 2022.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at September 30, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2023
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$118,896	$290,452	$211,229	$130,133	$23,124	$83,042	$—	$856,876
2. Nonperforming	—	156	44	2,805	—	1,241	—	4,246
Total	$118,896	$290,608	$211,273	$132,938	$23,124	$84,283	$—	$861,122

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$380	$2,626	$558	$427	$172	$1,563	$170,376	$176,102
2. Nonperforming	—	—	—	—	—	—	753	753
Total	$380	$2,626	$558	$427	$172	$1,563	$171,129	$176,855
Current period gross charge-offs	$—	$—	$—	$—	$85	$—	$—	$85

Loans to Individuals
Payment Performance
1. Performing	$1,460	$1,038	$593	$129	$89	$1,167	$22,829	$27,305
2. Nonperforming	—	—	—	—	—	26	—	26
Total	$1,460	$1,038	$593	$129	$89	$1,193	$22,829	$27,331
Current period gross charge-offs	$155	$33	$—	$5	$28	$21	$98	$340

Lease Financings
Payment Performance
1. Performing	$86,834	$76,340	$46,368	$21,533	$7,684	$1,502	$—	$240,261
2. Nonperforming	—	85	—	44	78	6	—	213
Total	$86,834	$76,425	$46,368	$21,577	$7,762	$1,508	$—	$240,474
Current period gross charge-offs	$—	$143	$133	$31	$6	$1	$—	$314

Totals by Payment Performance
1. Performing	$207,570	$370,456	$258,748	$152,222	$31,069	$87,274	$193,205	$1,300,544
2. Nonperforming	—	241	44	2,849	78	1,273	753	5,238
Total	$207,570	$370,697	$258,792	$155,071	$31,147	$88,547	$193,958	$1,305,782
Total current period gross charge-offs	$155	$176	$133	$36	$119	$22	$98	$739

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2022
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$258,293	$211,638	$140,822	$23,827	$18,273	$75,126	$108	$728,087
2. Nonperforming	—	48	466	319	306	1,169	—	2,308
Total	$258,293	$211,686	$141,288	$24,146	$18,579	$76,295	$108	$730,395

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$2,945	$642	$491	$192	$205	$1,565	$169,870	$175,910
2. Nonperforming	—	—	—	—	157	3	629	789
Total	$2,945	$642	$491	$192	$362	$1,568	$170,499	$176,699

Loans to Individuals
Payment Performance
1. Performing	$1,581	$857	$554	$247	$138	$1,340	$23,117	$27,834
2. Nonperforming	—	—	—	—	—	39	—	39
Total	$1,581	$857	$554	$247	$138	$1,379	$23,117	$27,873

Lease Financings
Payment Performance
1. Performing	$94,430	$61,680	$33,468	$15,164	$5,569	$768	$—	$211,079
2. Nonperforming	41	56	17	21	90	11	—	236
Total	$94,471	$61,736	$33,485	$15,185	$5,659	$779	$—	$211,315

Totals by Payment Performance
1. Performing	$357,249	$274,817	$175,335	$39,430	$24,185	$78,799	$193,095	$1,142,910
2. Nonperforming	41	104	483	340	553	1,222	629	3,372
Total	$357,290	$274,921	$175,818	$39,770	$24,738	$80,021	$193,724	$1,146,282

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2023 or December 31, 2022.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and nine months ended September 30, 2023 and 2022. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the nine months ended September 30, 2023.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended September 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,871	$979	$(744)	$30	$14,136
Real estate-commercial	44,757	519	—	3	45,279
Real estate-construction	5,433	298	—	1	5,732
Real estate-residential secured for business purpose	8,696	(44)	—	4	8,656
Real estate-residential secured for personal purpose	5,588	254	—	—	5,842
Real estate-home equity secured for personal purpose	1,296	(38)	—	33	1,291
Loans to individuals	560	(61)	(124)	12	387
Lease financings	2,508	190	(189)	5	2,514
Unallocated	—	—	N/A	N/A	—
Total	$82,709	$2,097	$(1,057)	$88	$83,837
Three Months Ended September 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,004	$2,110	$(310)	$181	$14,985
Real estate-commercial	41,678	1,286	(999)	3	41,968
Real estate-construction	4,223	(376)	—	—	3,847
Real estate-residential secured for business purpose	6,420	433	—	2	6,855
Real estate-residential secured for personal purpose	2,937	419	—	—	3,356
Real estate-home equity secured for personal purpose	1,074	73	—	49	1,196
Loans to individuals	376	54	(79)	21	372
Lease financings	2,299	115	(70)	6	2,350
Unallocated	—	—	N/A	N/A	—
Total	$72,011	$4,114	$(1,458)	$262	$74,929
N/A – Not applicable

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended September 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$937	$(3,891)	$170	$14,136
Real estate-commercial	41,673	3,647	(50)	9	45,279
Real estate-construction	4,952	986	(207)	1	5,732
Real estate-residential secured for business purpose	7,054	1,417	—	185	8,656
Real estate-residential secured for personal purpose	3,685	2,157	—	—	5,842
Real estate-home equity secured for personal purpose	1,287	6	(85)	83	1,291
Loans to individuals	351	314	(340)	62	387
Lease financings	3,082	(308)	(314)	54	2,514
Unallocated	—	—	N/A	N/A	—
Total	$79,004	$9,156	$(4,887)	$564	$83,837
Nine Months Ended September 30, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,538	$1,560	$(524)	$411	$14,985
Real estate-commercial	41,095	3,559	(2,689)	3	41,968
Real estate-construction	4,575	(728)	—	—	3,847
Real estate-residential secured for business purpose	6,482	320	—	53	6,855
Real estate-residential secured for personal purpose	2,403	953	—	—	3,356
Real estate-home equity secured for personal purpose	1,028	130	—	38	1,196
Loans to individuals	363	125	(181)	65	372
Lease financings	2,290	223	(187)	24	2,350
Unallocated	150	(150)	N/A	N/A	—
Total	$71,924	$5,992	$(3,581)	$594	$74,929
N/A – Not applicable

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at September 30, 2023 and 2022:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Loans measured at fair value	Total ending balance
At September 30, 2023
Commercial, financial and agricultural	$814	$13,322	$14,136	$1,754	$1,048,250	$—	$1,050,004
Real estate-commercial	20	45,259	45,279	4,863	3,270,277	—	3,275,140
Real estate-construction	—	5,732	5,732	—	427,561	—	427,561
Real estate-residential secured for business purpose	—	8,656	8,656	936	515,535	—	516,471
Real estate-residential secured for personal purpose	—	5,842	5,842	4,246	856,876	—	861,122
Real estate-home equity secured for personal purpose	—	1,291	1,291	753	176,102	—	176,855
Loans to individuals	—	387	387	—	27,331	—	27,331
Lease financings	—	2,514	2,514	—	240,474	—	240,474
Total	$834	$83,003	$83,837	$12,552	$6,562,406	$—	$6,574,958
At September 30, 2022
Commercial, financial and agricultural	$1,407	$13,578	$14,985	$2,630	$1,052,310	$—	$1,054,940
Real estate-commercial	250	41,718	41,968	7,527	2,928,677	—	2,936,204
Real estate-construction	—	3,847	3,847	—	329,915	—	329,915
Real estate-residential secured for business purpose	—	6,855	6,855	1,009	442,828	—	443,837
Real estate-residential secured for personal purpose	—	3,356	3,356	1,868	683,903	—	685,771
Real estate-home equity secured for personal purpose	—	1,196	1,196	522	175,321	—	175,843
Loans to individuals	—	372	372	—	26,679	—	26,679
Lease financings	—	2,350	2,350	—	196,070	—	196,070
Total	$1,657	$73,272	$74,929	$13,556	$5,835,703	$—	$5,849,259

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,948	0.06%
Total	1	$1,948
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,741	0.05%
Total	1	$1,741
*Amortized cost excludes $15 thousand of accrued interest receivable on modified loans.

During the first quarter of 2023, a $5.8 million construction loan was modified. During the second quarter of 2023, the modified loan was placed on nonaccrual status. During the third quarter of 2023, the nonaccrual modified loan was transferred to held for sale.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Term Extension
(Dollars in thousands)	No. of Loans	Financial Effect
Three Months Ended September 30, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—
Nine Months Ended September 30, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Extended loan maturity by 5 months to give borrower time to seek refinance.
Total	1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Extended loan maturity by 16 months to give borrower time to seek refinance.
Total	1

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults during the period that were modified in the 12 months before default for the three and nine months ended September 30, 2023.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months.

	At September 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	$1,948	$—	$—	$1,948
Total	$1,948	$—	$—	$1,948
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	$1,741	$—	$—	$1,741
Total	$1,741	$—	$—	$1,741

As of September 30, 2023, the Bank had no commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at September 30, 2023 or December 31, 2022.

(Dollars in thousands)	At September 30, 2023	At December 31, 2022
Real estate-residential secured for personal purpose	$3,140	$822
Real estate-home equity secured for personal purpose	22	72
Total	$3,162	$894

The following presents foreclosed residential real estate property included in other real estate owned at September 30, 2023 or December 31, 2022.

(Dollars in thousands)	At September 30, 2023	At December 31, 2022
Foreclosed residential real estate	$79	$—

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2023	At December 31, 2022
2023 (excluding the nine months ended September 30, 2023)	$26,581	$75,900
2024	76,785	61,793
2025	63,625	45,738
2026	49,774	29,902
2027	32,846	13,091
Thereafter	15,011	2,552
Total future minimum lease payments receivable	264,622	228,976
Plus: Unguaranteed residual	1,079	1,387
Plus: Initial direct costs	3,398	2,884
Less: Imputed interest	(28,625)	(21,932)
Lease financings	$240,474	$211,315

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2023 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2022	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2023	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2023			At December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,244	$544	$6,788	$5,939	$849
Customer related intangibles	4,162	2,548	1,614	8,493	6,530	1,963
Servicing rights	30,360	21,439	8,921	28,904	20,332	8,572
Total amortized intangible assets	$41,310	$30,231	$11,079	$44,185	$32,801	$11,384
(1) Included within accumulated amortization is a valuation allowance of $12 thousand and $5 thousand on servicing rights at September 30, 2023 and December 31, 2022, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2023 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$190
2024		648
2025		469
2026		319
2027		216
Thereafter		316
Total		$2,158
The aggregate fair value of servicing rights was $19.0 million and $16.8 million at September 30, 2023 and December 31, 2022, respectively. The fair value of these rights was determined using a discount rate of 12.2% at September 30, 2023 and a range of 10.1% to 12.0% at December 31, 2022.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning of period	$8,568	$8,372	$8,572	$7,878
Servicing rights capitalized	707	578	1,456	1,969
Amortization of servicing rights	(350)	(383)	(1,100)	(1,290)
Changes in valuation allowance	(4)	2	(7)	12
End of period	$8,921	$8,569	$8,921	$8,569
Loans serviced for others	$1,568,817	$1,484,738	$1,568,817	$1,484,738

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Valuation allowance, beginning of period	$(8)	$(3)	$(5)	$(13)
Additions	(4)	—	(7)	—
Reductions	—	2	—	12
Valuation allowance, end of period	$(12)	$(1)	$(12)	$(1)

The estimated amortization expense of servicing rights for the remainder of 2023 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$1,042
2024		943
2025		850
2026		765
2027		687
Thereafter		4,634
Total		$8,921

Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2023 and December 31, 2022 consisted of the following:

	At September 30, 2023		At December 31, 2022
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,432,559	—%	$2,047,263
Demand deposits	3.40	3,021,009	2.02	2,321,748
Savings deposits	0.48	817,078	0.25	1,025,431
Time deposits	4.08	1,168,519	2.07	519,084
Total	2.40%	$6,439,165	1.02%	$5,913,526

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $176.4 million at September 30, 2023 and $95.0 million at December 31, 2022.

At September 30, 2023, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2023		$213,065
2024		411,122
2025		301,253
2026		39,288
2027		69,372
Thereafter		134,419
Total		$1,168,519

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At September 30, 2023		At December 31, 2022
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$—	—%	$125,000	4.45%
Federal funds purchased	—	—	60,000	4.63
Customer repurchase agreements	14,676	0.05	12,141	0.05

Long-term debt:
FHLB advances	$320,000	3.71%	$95,000	1.34%
Subordinated notes	148,636	6.08	148,260	6.09

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $3.1 billion. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At September 30, 2023 and December 31, 2022, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.3 billion and $690.5 million, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.5 billion at September 30, 2023.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $127.9 million and $98.1 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2023 and December 31, 2022, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.3 billion and $3.0 billion of committed borrowing capacity at September 30, 2023 and December 31, 2022, respectively, of which $1.7 billion and $2.1 billion was available as of September 30, 2023 and December 31, 2022, respectively. The Corporation, through the Bank, also maintained unused uncommitted funding sources from correspondent banks of $369.0 million at September 30, 2023 and $410.0 million at December 31, 2022, of which $369.0 million and $350.0 million were unused as of September 30, 2023 and December 31, 2022, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2023	Weighted Average Rate
Remainder of 2023	$10,000	3.02%
2024	85,000	2.10
2025	75,000	4.46
2026	100,000	4.29
2027	25,000	3.99
Thereafter	25,000	4.61
Total	$320,000	3.71%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$133	$140	$19	$30
Interest cost	590	393	32	25
Expected loss on plan assets	(762)	(940)	—	—
Amortization of net actuarial loss (gain)	250	205	(3)	14
Net periodic benefit cost (income)	$211	$(202)	$48	$69

	Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$399	$419	$57	$92
Interest cost	1,774	1,180	96	73
Expected loss on plan assets	(2,293)	(2,818)	—	—
Amortization of net actuarial loss (gain)	750	614	(11)	41
Net periodic benefit cost (income)	$630	$(605)	$142	$206

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make total contributions of $156 thousand to the Retirement Plans and $130 thousand to Other Postretirement Benefit Plans in 2023. During the nine months ended September 30, 2023, the Corporation contributed $117 thousand to its Non-Qualified Retirement Benefit Plans and $69 thousand to its Other Postretirement Benefit Plans. During the nine months ended September 30, 2023, $2.1 million was paid to participants from the Retirement Plans and $69 thousand was paid to participants from the Other Postretirement Benefit Plans.

Note 9. Stock-Based Incentive Plan

The Corporation maintains the 2023 Long-Term Incentive Plan (the Plan), which replaced the expired 2013 Long-Term Incentive Plan. On April 26, 2023, the Plan was approved by shareholders at the Corporation's annual meeting.

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2023:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2023
Outstanding at December 31, 2022	294,111	$26.11
Forfeited	(14,487)	28.35
Exercised	(6,210)	18.48
Outstanding at September 30, 2023	273,414	26.16	3.4	$—
Exercisable at September 30, 2023	273,414	26.16	3.4	—

The Corporation did not issue stock options during the nine months ended September 30, 2023 or September 30, 2022.

The following is a summary of nonvested restricted stock units at September 30, 2023 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2022	408,264	$25.57
Granted	213,429	25.04
Added by performance factor	814	19.20
Vested	(181,508)	22.21
Forfeited	(28,396)	27.20
Nonvested stock units at September 30, 2023	412,603	$26.65

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2023	2022
Restricted stock units granted	213,429	184,863
Weighted average grant date fair value	$25.04	$28.07
Intrinsic value of units granted	$5,345	$5,189
Restricted stock units vested	181,508	124,167
Weighted average grant date fair value	$22.21	$23.53
Intrinsic value of units vested	$4,512	$3,519

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at September 30, 2023 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$6,844	1.9

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Stock-based compensation expense:
Restricted stock units	$3,229	$2,998
Employee stock purchase plan	83	78
Total	$3,312	$3,076
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$492	$436

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)
Other comprehensive (loss) income	(7,911)	(2,154)	583	(9,482)
Balance, September 30, 2023	$(47,977)	$(8,985)	$(14,624)	$(71,586)

Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)
Other comprehensive (loss) income	(42,232)	(6,917)	517	(48,632)
Balance, September 30, 2022	$(43,448)	$(7,076)	$(14,461)	$(64,985)

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At September 30, 2023, approximately $5.1 million, net of tax, which is recorded in accumulated other comprehensive loss, is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2023. At September 30, 2023, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $11.4 million.

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

At September 30, 2023, the Corporation had exposure to 137 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $880.9 million and remaining maturities ranging from 7 months to 11 years. At September 30, 2023, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $167 thousand. At September 30, 2023, the fair value of the swaps to the customers was a net gain of $88.0 million. At September 30, 2023, the Corporation's credit exposure related to the customer totaled $106 thousand.

The maximum potential payments by the Corporation to the third-party financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and the agreement does not provide for a limitation of the maximum potential payment amount.

Mortgage Banking Derivatives

Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1- to 4-family residential properties whose predominant risk characteristic is interest rate risk.

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$11,374
Total	$250,000		$—		$11,374
At December 31, 2022
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$8,647
Total	$250,000		$—		$8,647
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2023
Credit derivatives	$880,933		$—	Other liabilities	$167
Interest rate locks with customers	28,744	Other assets	136		—
Forward loan sale commitments	39,467	Other assets	148		—
Total	$949,144		$284		$167
At December 31, 2022
Credit derivatives	$815,469		$—	Other liabilities	$360
Interest rate locks with customers	10,269	Other assets	119		—
Forward loan sale commitments	15,306	Other assets	29		—
Total	$841,044		$148		$360

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2023	2022	2023	2022
Interest rate swap—cash flow hedge—net interest payments	Interest expense (income)	$1,558	$(422)	$3,989	$(1,040)
Total net (loss) gain		$(1,558)	$422	$(3,989)	$1,040

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2023	2022	2023	2022
Credit derivatives	Other noninterest income	$263	$316	$1,170	$1,355
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(66)	(862)	16	(1,189)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(13)	640	119	584
Total net gain		$184	$94	$1,305	$750

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2023 and December 31, 2022:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2023	At December 31, 2022
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(8,985)	$(6,831)
Total		$(8,985)	$(6,831)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2023.

Loans Held for Sale

The fair value of our mortgage loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities. At September 30, 2023, loans held for sale included a $5.8 million nonperforming construction loan. The fair value of this loan was measured based on the estimated sale price of the loan and is classified within Level 2 in the fair value hierarchy.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, classified using the fair value hierarchy:

	At September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,267	$—	$2,267
Residential mortgage-backed securities	—	249,165	—	249,165
Collateralized mortgage obligations	—	2,034	—	2,034
Corporate bonds	—	81,072	—	81,072
Total available-for-sale securities	—	334,538	—	334,538
Equity securities:
Equity securities - financial services industry	663	—	—	663
Money market mutual funds	3,391	—	—	3,391
Total equity securities	4,054	—	—	4,054
Loans held for sale	—	16,473	—	16,473
Interest rate locks with customers*	—	136	—	136
Forward loan sale commitments*	—	148	—	148
Total assets	$4,054	$351,295	$—	$355,349
Liabilities:
Contingent consideration liability	$—	$—	$1,203	$1,203
Interest rate swaps*	—	11,374	—	11,374
Credit derivatives*	—	—	167	167
Total liabilities	$—	$11,374	$1,370	$12,744
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $167 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 137 interest rate swaps with a notional amount of $880.9 million. The September 30, 2023 CVA is calculated using a 40% loss given default rate on the most recent investment grade curve calculated by a third party.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the nine months ended September 30, 2023, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $1.2 million at September 30, 2023. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.3 million through the period ending November 30, 2024.

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
The following table includes a roll forward of loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Payments received	Increase in value	Balance at September 30, 2023
Credit derivatives	$(360)	$(973)	$—	$1,166	$(167)
Net total	$(360)	$(973)	$—	$1,166	$(167)

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase in value	Balance at September 30, 2022
Loans	$48	$—	$(48)	$—	$—
Credit derivatives	(381)	(1,332)	—	1,355	(358)
Net total	$(333)	$(1,332)	$(48)	$1,355	$(358)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2023
Paul I. Sheaffer Insurance Agency	$1,765	$635	$73	$1,203
Total contingent consideration liability	$1,765	$635	$73	$1,203

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Balance at December 31, 2021	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2022
Paul I. Sheaffer Insurance Agency	$1,629	$—	$105	$1,734
Total contingent consideration liability	$1,629	$—	$105	$1,734

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022:

	At September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$11,718	$11,718
Other real estate owned	—	—	19,916	19,916
Total	$—	$—	$31,634	$31,634

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,586	$10,586
Other real estate owned	—	—	19,258	19,258
Total	$—	$—	$29,844	$29,844

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2023 and December 31, 2022. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$290,341	$—	$—	$290,341	$290,341
Held-to-maturity securities	—	123,760	—	123,760	149,451
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	42,417
Net loans and leases held for investment	—	—	6,213,204	6,213,204	6,479,403
Servicing rights	—	—	18,963	18,963	8,921
Total assets	$290,341	$123,760	$6,232,167	$6,646,268	$6,970,533
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,270,646	$—	$—	$5,270,646	$5,270,646
Time deposits	—	1,153,897	—	1,153,897	1,168,519
Total deposits	5,270,646	1,153,897	—	6,424,543	6,439,165
Short-term borrowings	—	14,676	—	14,676	14,676
Long-term debt	—	316,366	—	316,366	320,000
Subordinated notes	—	135,000	—	135,000	148,636
Total liabilities	$5,270,646	$1,619,939	$—	$6,890,585	$6,922,477

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$152,799	$—	$—	$152,799	$152,799
Held-to-maturity securities	—	134,068	—	134,068	154,727
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	33,841
Net loans and leases held for investment	—	—	5,912,050	5,912,050	6,033,640
Servicing rights	—	—	16,826	16,826	8,572
Total assets	$152,799	$134,068	$5,928,876	$6,215,743	$6,383,579
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,394,442	$—	$—	$5,394,442	$5,394,442
Time deposits	—	503,576	—	503,576	519,084
Total deposits	5,394,442	503,576	—	5,898,018	5,913,526
Short-term borrowings	—	197,141	—	197,141	197,141
Long-term debt	—	91,926	—	91,926	95,000
Subordinated notes	—	147,250	—	147,250	148,260
Total liabilities	$5,394,442	$939,893	$—	$6,334,335	$6,353,927

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

Loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. At September 30, 2023, loans held for sale also included a $5.8 million nonperforming loan. The fair value of this loan was measured based on the estimated sale price of the loan and is classified within Level 2 in the fair value hierarchy.

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2023, individually analyzed loans held for investment had a carrying amount of $12.6 million with a valuation allowance of $834 thousand. At December 31, 2022, individually analyzed loans held for investment had a carrying amount of $13.4 million with a valuation allowance of $2.8 million. The Corporation had no individually analyzed leases at September 30, 2023 or December 31, 2022.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2023, servicing rights had a net carrying amount of $8.9 million, which included a valuation allowance of $12 thousand. At December 31, 2022, servicing rights had a net carrying amount of $8.6 million, which included a valuation allowance of $5 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2023, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At September 30, 2023 and December 31, 2022, OREO had a carrying amount of $19.9 million and $19.3 million, respectively. During the nine months ended September 30, 2023, one property was transferred to OREO with a carrying value of $79 thousand and an additional property had $558 thousand of capitalized improvements. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

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

Note 13. Segment Reporting

At September 30, 2023, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2023	At December 31, 2022	At September 30, 2022
Banking	$7,706,141	$7,104,727	$6,793,567
Wealth Management	57,845	58,239	55,771
Insurance	47,507	44,728	43,547
Other	16,573	14,322	14,512
Consolidated assets	$7,828,066	$7,222,016	$6,907,397

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$97,079	$18	$—	$9	$97,106
Interest expense	41,235	—	—	2,281	43,516
Net interest income (expense)	55,844	18	—	(2,272)	53,590
Provision for credit losses	2,024	—	—	—	2,024
Noninterest income	6,950	6,803	4,912	26	18,691
Noninterest expense	39,299	5,130	3,987	572	48,988
Intersegment (revenue) expense*	(236)	114	122	—	—
Income (loss) before income taxes	21,707	1,577	803	(2,818)	21,269
Income tax expense (benefit)	4,452	284	185	(668)	4,253
Net income (loss)	$17,255	$1,293	$618	$(2,150)	$17,016
Net capital expenditures	$560	$9	$5	$33	$607

	Three Months Ended
	September 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$66,862	$6	$—	$9	$66,877
Interest expense	7,299	—	—	1,328	8,627
Net interest income (expense)	59,563	6	—	(1,319)	58,250
Provision for credit losses	3,558	—	—	—	3,558
Noninterest income	7,216	6,082	4,642	19	17,959
Noninterest expense	37,452	4,298	3,879	1,036	46,665
Intersegment (revenue) expense*	(432)	210	222	—	—
Income (loss) before income taxes	26,201	1,580	541	(2,336)	25,986
Income tax expense (benefit)	5,407	241	108	(571)	5,185
Net income (loss)	$20,794	$1,339	$433	$(1,765)	$20,801
Net capital expenditures	$1,128	$269	$15	$171	$1,583

	Nine Months Ended
	September 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$270,422	$49	$—	$27	$270,498
Interest expense	96,417	—	—	6,844	103,261
Net interest income (expense)	174,005	49	—	(6,817)	167,237
Provision for credit losses	8,839	—	—	—	8,839
Noninterest income	21,139	20,246	16,846	(27)	58,204
Noninterest expense	119,984	14,790	11,877	1,665	148,316
Intersegment (revenue) expense*	(709)	344	365	—	—
Income (loss) before income taxes	67,030	5,161	4,604	(8,509)	68,286
Income tax expense (benefit)	13,913	580	1,015	(2,072)	13,436
Net income (loss)	$53,117	$4,581	$3,589	$(6,437)	$54,850
Net capital expenditures	$3,595	$15	$124	$454	$4,188

	Nine Months Ended
	September 30, 2022
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$174,758	$8	$—	$26	$174,792
Interest expense	14,428	—	—	3,983	18,411
Net interest income (expense)	160,330	8	—	(3,957)	156,381
Provision for credit losses	6,782	—	—	—	6,782
Noninterest income (expense)	22,066	20,249	15,234	(122)	57,427
Noninterest expense	112,119	13,398	11,626	2,305	139,448
Intersegment (revenue) expense*	(1,299)	632	667	—	—
Income (loss) before income taxes	64,794	6,227	2,941	(6,384)	67,578
Income tax expense (benefit)	13,038	1,169	612	(1,525)	13,294
Net income (loss)	$51,756	$5,058	$2,329	$(4,859)	$54,284
Net capital expenditures	$(3,944)	$495	$53	$225	$(3,171)
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
•The effects of a government shutdown;
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

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial condition of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2022 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net income	$17,016	$20,801	$(3,785)	(18.2)%	$54,850	$54,284	$566	1.0%
Net income per share:
Basic	$0.58	$0.71	$(0.13)	(18.3)	$1.86	$1.85	$0.01	0.5
Diluted	0.58	0.71	(0.13)	(18.3)	1.86	1.84	0.02	1.1
Return on average assets	0.88%	1.21%	(33 BP)	(27.3)	0.98%	1.05%	(7 BP)	(6.7)
Return on average equity	8.32%	10.67%	(235 BP)	(22.0)	9.14%	9.39%	(25 BP)	(2.7)

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and nine months ended September 30, 2023 and 2022. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and nine months ended September 30, 2023 versus 2022

Net interest income on a tax-equivalent basis for the three months ended September 30, 2023 was $53.9 million, a decrease of $4.9 million, or 8.3%, compared to $58.7 million for the three months ended September 30, 2022. The decrease in tax-equivalent net interest income for the three months ended September 30, 2023 compared to the comparable period in the prior year was largely due to increases in the cost of funds and the average balance of interest-bearing liabilities, partially offset by increases in the yield and average balance of interest-earning assets. The increase in the yield on interest-earning assets and the cost of funds was primarily driven by the increase in market interest rates. The increase in the cost of funds also reflected a higher proportion of deposits in higher-costing certificates of deposit and money market savings accounts.

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2023 was $168.2 million, an increase of $10.3 million, or 6.5%, compared to $157.9 million for the nine months ended September 30, 2022. The increase in tax-equivalent net interest income for the nine months ended September 30, 2023 compared to the comparable period in the prior year was largely due to an increase in average loan balances and asset yields, offset by increases in the average balance of interest bearing liabilities and the cost of funds. The increase in the yield on interest-earning assets and the cost of funds was primarily driven by the increase in market interest rates. The increase in the cost of funds also reflected a higher proportion of deposits in higher-costing certificates of deposit and money market savings accounts.

The net interest margin, on a tax-equivalent basis, was 2.96% and 3.22% for the three and nine months ended September 30, 2023, respectively, compared to 3.67% and 3.25% for the three and nine months ended September 30, 2022, respectively. Excess liquidity reduced net interest margin by approximately four and one basis points for the three and nine months ended September 30, 2023, respectively, and approximately one and 20 basis points for the three and nine months ended September 30, 2022, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$143,109	$1,865	5.17%	$49,476	$252	2.02%
U.S. government obligations	—	—	—	565	3	2.11
Obligations of states and political subdivisions*	2,281	16	2.78	2,308	18	3.09
Other debt and equity securities	504,060	3,540	2.79	514,462	3,010	2.32
Federal Home Loan Bank, Federal Reserve Bank and other stock	40,406	712	6.99	28,368	435	6.08
Total interest-earning deposits, investments and other interest-earning assets	689,856	6,133	3.53	595,179	3,718	2.48
Commercial, financial and agricultural loans	995,355	17,545	6.99	981,303	12,036	4.87
Real estate—commercial and construction loans	3,552,709	49,548	5.53	3,105,821	34,100	4.36
Real estate—residential loans	1,543,360	18,270	4.70	1,256,509	12,492	3.94
Loans to individuals	26,538	525	7.85	27,197	381	5.56
Municipal loans and leases*	234,685	2,430	4.11	235,433	2,432	4.10
Lease financings	184,522	2,928	6.30	145,856	2,195	5.97
Gross loans and leases	6,537,169	91,246	5.54	5,752,119	63,636	4.39
Total interest-earning assets	7,227,025	97,379	5.35	6,347,298	67,354	4.21
Cash and due from banks	62,673			62,930
Allowance for credit losses, loans and leases	(83,827)			(72,355)
Premises and equipment, net	52,071			50,476
Operating lease right-of-use assets	31,647			30,740
Other assets	404,394			378,377
Total assets	$7,693,983			$6,797,466
Liabilities:
Interest-bearing checking deposits	$1,070,063	$6,703	2.49%	$881,395	$1,251	0.56%
Money market savings	1,645,210	17,850	4.30	1,246,795	3,709	1.18
Regular savings	828,672	861	0.41	1,086,191	302	0.11
Time deposits	1,140,622	11,668	4.06	416,539	1,189	1.13
Total time and interest-bearing deposits	4,684,567	37,082	3.14	3,630,920	6,451	0.70
Short-term borrowings	93,028	1,117	4.76	104,453	524	1.99
Long-term debt	320,000	3,036	3.76	95,000	324	1.35
Subordinated notes	148,568	2,281	6.09	99,065	1,328	5.32
Total borrowings	561,596	6,434	4.55	298,518	2,176	2.89
Total interest-bearing liabilities	5,246,163	43,516	3.29	3,929,438	8,627	0.87
Noninterest-bearing deposits	1,538,143			2,014,371
Operating lease liabilities	34,788			33,786
Accrued expenses and other liabilities	63,374			46,772
Total liabilities	6,882,468			6,024,367
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,784,306		2.54	5,943,809		0.58
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	299,575			299,135
Retained earnings and other equity	354,156			316,180
Total shareholders’ equity	811,515			773,099
Total liabilities and shareholders’ equity	$7,693,983			$6,797,466
Net interest income		$53,863			$58,727
Net interest spread			2.06			3.34
Effect of net interest-free funding sources			0.90			0.33
Net interest margin			2.96%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities	137.76%			161.53%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $563 thousand and $498 thousand for the three months ended September 30, 2023 and 2022, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2023 and 2022 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$79,630	$2,856	4.80%	$416,466	$1,433	0.46%
U.S. government obligations	—	—	—	2,578	40	2.07
Obligations of states and political subdivisions*	2,284	48	2.81	2,314	54	3.12
Other debt and equity securities	511,420	10,547	2.76	513,491	8,076	2.10
Federal Home Loan Bank, Federal Reserve Bank and other stock	39,664	2,102	7.09	27,239	1,134	5.57
Total interest-earning deposits, investments and other interest-earning assets	632,998	15,553	3.29	962,088	10,737	1.49
Commercial, financial and agricultural loans	997,590	50,002	6.70	949,141	29,390	4.14
Real estate—commercial and construction loans	3,447,551	137,929	5.35	3,005,714	88,447	3.93
Real estate—residential loans	1,478,871	51,216	4.63	1,180,202	33,132	3.75
Loans to individuals	26,859	1,453	7.23	26,598	924	4.64
Municipal loans and leases*	233,211	7,159	4.10	237,928	7,270	4.09
Lease financings	175,416	8,128	6.20	141,041	6,375	6.04
Gross loans and leases	6,359,498	255,887	5.38	5,540,624	165,538	3.99
Total interest-earning assets	6,992,496	271,440	5.19	6,502,712	176,275	3.62
Cash and due from banks	59,811			57,455
Allowance for credit losses, loans and leases	(81,829)			(70,950)
Premises and equipment, net	52,067			51,551
Operating lease right-of-use assets	31,384			30,453
Other assets	399,141			363,810
Total assets	$7,453,070			$6,935,031
Liabilities:
Interest-bearing checking deposits	$980,725	$15,259	2.08%	$871,393	$2,264	0.35%
Money market savings	1,532,318	43,020	3.75	1,397,220	6,165	0.59
Regular savings	900,448	2,375	0.35	1,059,644	777	0.10
Time deposits	845,635	22,231	3.51	447,497	3,722	1.11
Total time and interest-bearing deposits	4,259,126	82,885	2.60	3,775,754	12,928	0.46
Short-term borrowings	195,606	7,094	4.85	46,765	537	1.54
Long-term debt	245,366	6,438	3.51	95,000	962	1.35
Subordinated notes	148,444	6,844	6.16	98,989	3,984	5.38
Total borrowings	589,416	20,376	4.62	240,754	5,483	3.04
Total interest-bearing liabilities	4,848,542	103,261	2.85	4,016,508	18,411	0.61
Noninterest-bearing deposits	1,709,533			2,067,428
Operating lease liabilities	34,548			33,514
Accrued expenses and other liabilities	57,906			44,630
Total liabilities	6,650,529			6,162,080
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,558,075		2.11	6,083,936		0.40
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	299,550			298,784
Retained earnings and other equity	345,207			316,383
Total shareholders’ equity	802,541			772,951
Total liabilities and shareholders’ equity	$7,453,070			$6,935,031
Net interest income		$168,179			$157,864
Net interest spread			2.34			3.01
Effect of net interest-free funding sources			0.88			0.24
Net interest margin			3.22%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities	144.22%			161.90%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $1.7 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2023 and 2022 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2023 Versus 2022			September 30, 2023 Versus 2022
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$884	$729	$1,613	$(2,023)	$3,446	$1,423
U.S. government obligations	(3)	—	(3)	(40)	—	(40)
Obligations of states and political subdivisions	—	(2)	(2)	(1)	(5)	(6)
Other debt and equity securities	(63)	593	530	(33)	2,504	2,471
Federal Home Loan Bank, Federal Reserve Bank and other stock	205	72	277	606	362	968
Interest on deposits, investments and other earning assets	1,023	1,392	2,415	(1,491)	6,307	4,816
Commercial, financial and agricultural loans	175	5,334	5,509	1,572	19,040	20,612
Real estate—commercial and construction loans	5,392	10,056	15,448	14,309	35,173	49,482
Real estate—residential loans	3,132	2,646	5,778	9,383	8,701	18,084
Loans to individuals	(9)	153	144	9	520	529
Municipal loans and leases	(8)	6	(2)	(131)	20	(111)
Lease financings	607	126	733	1,581	172	1,753
Interest and fees on loans and leases	9,289	18,321	27,610	26,723	63,626	90,349
Total interest income	10,312	19,713	30,025	25,232	69,933	95,165
Interest expense:
Interest-bearing checking deposits	318	5,134	5,452	321	12,674	12,995
Money market savings	1,525	12,616	14,141	653	36,202	36,855
Regular savings	(86)	645	559	(134)	1,732	1,598
Time deposits	4,205	6,274	10,479	5,395	13,114	18,509
Total time and interest-bearing deposits	5,962	24,669	30,631	6,235	63,722	69,957
Short-term borrowings	(63)	656	593	3,913	2,644	6,557
Long-term debt	1,547	1,165	2,712	2,723	2,753	5,476
Subordinated notes	739	214	953	2,217	643	2,860
Interest on borrowings	2,223	2,035	4,258	8,853	6,040	14,893
Total interest expense	8,185	26,704	34,889	15,088	69,762	84,850
Net interest income	$2,127	$(6,991)	$(4,864)	$10,144	$171	$10,315

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2023 and 2022 was $2.0 million and $3.6 million, respectively. The provision for credit losses for the nine months ended September 30, 2023 and 2022 was $8.8 million and $6.8 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Allowance for credit losses, loans and leases	$83,837	$82,709	$80,034	$79,004	$74,929	$72,011
Loans and leases held for investment	6,574,958	6,462,238	6,239,804	6,123,230	5,849,259	5,661,777
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.28%	1.29%	1.28%	1.27%

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Trust fee income	$1,910	$1,835	$75	4.1%	$5,789	$5,935	$(146)	(2.5%)
Service charges on deposit accounts	1,816	1,522	294	19.3	5,088	4,600	488	10.6
Investment advisory commission and fee income	4,843	4,199	644	15.3	14,303	14,163	140	1.0
Insurance commission and fee income	4,852	4,442	410	9.2	16,447	14,641	1,806	12.3
Other service fee income	3,020	3,124	(104)	(3.3)	9,414	9,189	225	2.4
Bank owned life insurance income	806	1,153	(347)	(30.1)	2,362	2,557	(195)	(7.6)
Net gain on sales of investment securities	—	—	—	N/A	—	30	(30)	N/M
Net gain on mortgage banking activities	1,216	817	399	48.8	2,880	3,976	(1,096)	(27.6)
Other income	228	867	(639)	(73.7)	1,921	2,336	(415)	(17.8)
Total noninterest income	$18,691	$17,959	$732	4.1%	$58,204	$57,427	$777	1.4%

Three and nine months ended September 30, 2023 versus 2022

Noninterest income for the three months ended September 30, 2023 was $18.7 million, an increase of $732 thousand, or 4.1%, from the three months ended September 30, 2022. Noninterest income for the nine months ended September 30, 2023 was $58.2 million, an increase of $777 thousand, or 1.4%, from the nine months ended September 30, 2022.

Investment advisory commission and fee income increased $644 thousand, or 15.3%, for the three months ended September 30, 2023 from the comparable period in the prior year primarily due to new customer relationships and appreciation of assets under management, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management.

Insurance commission and fee income increased $410 thousand, or 9.2%, for the three months ended September 30, 2023 and $1.8 million, or 12.3%, for the nine months ended September 30, 2023 from the comparable periods in the prior year. The increases were primarily due to increased revenue from commercial lines. In addition, the increase for the nine months ended September 30, 2023 included an increase in contingent commission income of $592 thousand, which was $1.9 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Contingent income is largely recognized in the first quarter of the year.

Net gain on mortgage banking activities increased $399 thousand, or 48.8%, for the three months ended September 30, 2023 and decreased $1.1 million, or 27.6%, for the nine months ended September 30, 2023 from the comparable periods in the prior year. The increase for the three months ended September 30, 2023 was due to increased volume, and the decrease for the nine months ended September 30, 2023 was due to a decrease in loan sales and a contraction of margins due to the higher interest rate environment in 2023.

Bank owned life insurance decreased $347 thousand, or 30.1%, for the three months ended September 30, 2023 and $195 thousand, or 7.6%, for the nine months ended September 30, 2023 from the comparable periods in the prior year, primarily due to a death benefit claim of $446 thousand received in the third quarter of 2022.

Other income decreased $639 thousand, or 73.7%, for the three months ended September 30, 2023 and $415 thousand, or 17.8%, for the nine months ended September 30, 2023 from the comparable periods in the prior year primarily due to a $412 thousand and $230 thousand decrease in the gain on sale of Small Business Administration loans for the respective periods due to less activity.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries, benefits and commissions	$29,978	$29,400	$578	2.0%	$90,867	$86,778	$4,089	4.7%
Net occupancy	2,594	2,504	90	3.6	7,935	7,642	293	3.8
Equipment	1,087	968	119	12.3	3,066	2,927	139	4.7
Data processing	4,189	3,901	288	7.4	12,355	11,176	1,179	10.5
Professional fees	1,763	2,521	(758)	(30.1)	5,373	7,503	(2,130)	(28.4)
Marketing and advertising	555	605	(50)	(8.3)	1,548	1,723	(175)	(10.2)
Deposit insurance premiums	1,258	662	596	90.0	3,475	2,367	1,108	46.8
Intangible expenses	220	309	(89)	(28.8)	726	992	(266)	(26.8)
Restructuring charges	—	—	—	N/A	1,330	—	1,330	N/M
Other expense	7,344	5,795	1,549	26.7	21,641	18,340	3,301	18.0
Total noninterest expense	$48,988	$46,665	$2,323	5.0%	$148,316	$139,448	$8,868	6.4%
Three and nine months ended September 30, 2023 versus 2022

Noninterest expense for the three months ended September 30, 2023 was $49.0 million, an increase of $2.3 million, or 5.0%, from the three months ended September 30, 2022. Noninterest expense for the nine months ended September 30, 2023 was $148.3 million, an increase of $8.9 million, or 6.4%, from the nine months ended September 30, 2022.

Salaries, benefits and commissions increased $578 thousand, or 2.0%, for the three months ended September 30, 2023 and $4.1 million, or 4.7%, for the nine months ended September 30, 2023 from the comparable periods in the prior year. These increases reflect our expansion into Maryland and Western Pennsylvania and annual merit increases, increases in medical claims and decreases in compensation capitalized driven by lower loan production, offset by decreases due to the staff reduction that was announced during the second quarter, and a reduction in incentive compensation due to decreased profitability.

Deposit insurance premiums increased $596 thousand, or 90.0%, for the three months ended September 30, 2023 and $1.1 million, or 46.8%, for the nine months ended September 30, 2023 from the comparable periods in the prior year, primarily driven by an increased industry-wide assessment rate and an increase in our assessment base.

Restructuring charges increased $1.3 million for the nine months ended September 30, 2023 as a result of the Corporation's financial service center optimization and expense management strategies deployed during the second quarter of 2023 in response to macroeconomic headwinds.

Other expense increased $1.5 million, or 26.7%, for the three months ended September 30, 2023 and $3.3 million, or 18.0%, for the nine months ended September 30, 2023 from the comparable periods in the prior year, primarily due to increases in retirement plan costs of $527 thousand and $1.2 million, respectively. Other increases included $324 thousand and $769 thousand of loan processing and workout fees for the three and nine months ended September 30, 2023, respectively. Federal

Home Loan Bank letter of credit fees increased by $138 thousand and $244 thousand for the three and nine months ended September 30, 2023, respectively, due to increases in public fund deposits and related collateral costs.

Professional fees decreased $758 thousand, or 30.1%, and $2.1 million, or 28.4%, for the three and nine months ended September 30, 2023 primarily due to consultant fees incurred in the second quarter of 2022 related to our digital transformation initiative.

Tax Provision

The Corporation recognized a tax expense of $4.3 million and $5.2 million for the three months ended September 30, 2023 and 2022, respectively, resulting in an effective rate of 20.0% for both periods. The Corporation recognized a tax expense of $13.4 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively, resulting in an effective rate of 19.7% for both periods. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective tax rate for the nine months ended September 30, 2022 was favorably impacted by discrete tax benefits and proceeds from BOLI death benefits.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At September 30, 2023	At December 31, 2022	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$290,341	$152,799	$137,542	90.0%
Investment securities	488,043	507,562	(19,519)	(3.8)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	42,417	33,841	8,576	25.3
Loans held for sale	16,473	5,037	11,436	227.0
Loans and leases held for investment	6,574,958	6,123,230	451,728	7.4
Allowance for credit losses, loans and leases	(83,837)	(79,004)	(4,833)	6.1
Premises and equipment, net	51,287	50,939	348	0.7
Operating lease right-of-use assets	31,053	30,059	994	3.3
Goodwill and other intangibles, net	186,589	186,894	(305)	(0.2)
Bank owned life insurance	130,522	120,297	10,225	8.5
Accrued interest receivable and other assets	100,220	90,362	9,858	10.9
Total assets	$7,828,066	$7,222,016	$606,050	8.4%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $137.5 million, or 90.0%, from December 31, 2022, primarily due to increased interest earning deposits at the Federal Reserve Bank of $151.6 million due to increased long-term debt and deposit growth outpacing loan funding, offset by decreased borrowings.

Investment Securities

Total investment securities at September 30, 2023 decreased $19.5 million, or 3.8%, from December 31, 2022. Maturities and pay-downs of $34.8 million, net amortization of purchased premiums and discounts of $907 thousand, calls of $500 thousand, a provision for credit losses of $397 thousand, sales of $252 thousand and and decreases in the fair value of available-for-sale investment securities of $10.0 million, which were partially offset by purchases of $27.4 million, which were primarily residential mortgage-backed securities.

Loans and Leases Held for Sale

Gross loans and leases held for sale increased $11.4 million, or 227.0%, from December 31, 2022. During the third quarter of 2023, a $5.8 million nonperforming construction loan was transferred to held for sale and was sold on October 16, 2023.

Loans and Leases

Gross loans and leases held for investment increased $451.7 million, or 7.4%, from December 31, 2022. The growth in gross loans and leases held for investment was primarily due to increases in commercial real estate, construction, residential mortgage loans and lease financings.

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

At September 30, 2023, nonaccrual loans and leases were $18.1 million and had a related allowance for credit losses on loans and leases of $834 thousand. At December 31, 2022, nonaccrual loans and leases were $13.4 million and had a related allowance for credit losses on loans and leases of $2.8 million. During the second quarter of 2023, a $5.8 million construction loan was placed on nonaccrual status and a $2.5 million nonaccrual commercial loan was paid off, with a related allowance of $448 thousand. Based on the value of the underlying collateral, an individual reserve was not recorded for the $5.8 million construction loan as of June 30, 2023. Subsequently, during the third quarter of 2023, the loan was transferred to held for sale and was sold on October 16, 2023. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended September 30, 2023 were $969 thousand compared to $1.2 million for the same period in the prior year. Net loan and lease charge-offs for the nine months ended September 30, 2023 were $4.3 million compared to $3.0 million for the same period in the prior year. The increase in charge-offs for the nine months ended September 30, 2023 was primarily due to $2.4 million of charge-offs recorded against two existing nonaccrual commercial loans to one borrower in the first quarter of 2023. As of December 31, 2022, the allowance for credit losses included a $2.1 million individual reserve for this relationship.

Other real estate owned ("OREO") was $19.9 million at September 30, 2023 compared to $19.3 million at December 31, 2022, primarily due to capitalized improvements on an existing OREO property and the transfer of a residential real estate property with a carrying value of $79 thousand.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At September 30, 2023	At December 31, 2022
Nonaccrual loans held for sale	$5,819	$—
Nonaccrual loans and leases held for investment	12,266	13,353
Accruing loans and leases, 90 days or more past due	2,135	875
Total nonperforming loans and leases	$20,220	$14,228
Other real estate owned	19,916	19,258
Total nonperforming assets	$40,136	$33,486

Loans and leases held for investment	$6,574,958	$6,123,230
Allowance for credit losses, loans and leases	83,837	79,004

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.29%
Nonaccrual loans and leases / loans and leases held for investment	0.28%	0.22%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	463.57%	591.66%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2023	At December 31, 2022
Nonaccrual loans and leases, held for investment	$12,266	$13,353
Nonaccrual loans and leases with partial charge-offs	702	928
Life-to-date partial charge-offs on nonaccrual loans and leases	519	448
Reserves on individually analyzed loans	834	2,765

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of September 30, 2023:

(Dollars in thousands)	September 30, 2023
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$466,862	8.9%
Animal Production	359,814	6.8
CRE - Multi-family	304,289	5.8
CRE - Office	301,949	5.7
CRE - 1-4 Family Residential Investment	282,333	5.4
CRE - Industrial / Warehouse	244,107	4.6
Hotels & Motels (Accommodation)	190,698	3.6
Nursing and Residential Care Facilities	173,781	3.3
Specialty Trade Contractors	164,837	3.1
Education	157,875	3.0
Homebuilding (tract developers, remodelers)	153,490	2.9
Motor Vehicle and Parts Dealers	134,118	2.5
Merchant Wholesalers, Durable Goods	125,105	2.4
CRE - Mixed-Use - Residential	109,187	2.1
Crop Production	101,973	1.9
Repair and Maintenance	94,011	1.8
Private Equity & Special Purpose Entities (except 52592)	86,549	1.6
Administrative and Support Services	86,053	1.6
Rental and Leasing Services	82,213	1.6
Wood Product Manufacturing	81,813	1.6
Real Estate Lenders, Secondary Market Financing	79,310	1.5
CRE - Mixed-Use - Commercial	75,797	1.4
Religious Organizations, Advocacy Groups	73,665	1.4
Fabricated Metal Product Manufacturing	71,827	1.4
Personal and Laundry Services	71,060	1.3
Amusement, Gambling, and Recreation Industries	70,759	1.3
Merchant Wholesalers, Nondurable Goods	69,919	1.3
Miniwarehouse / Self-Storage	65,069	1.2
Food Services and Drinking Places	63,662	1.2
Food Manufacturing	59,897	1.1
Truck Transportation	55,250	1.0
Industries with >$50 million in outstandings	$4,457,272	84.6%
Industries with <$50 million in outstandings	$811,904	15.4%
Total Commercial Loans	$5,269,176	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$861,122
Real Estate-Home Equity Secured for Personal Purpose	176,855
Loans to Individuals	27,331
Lease Financings	240,474
Total Consumer Loans and Lease Financings	$1,305,782

Total	$6,574,958

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $229 thousand and $274 thousand for the three months ended September 30, 2023 and 2022, respectively. The amortization of core deposit and customer-related intangibles was $458 thousand and $888 thousand for the nine months ended September 30, 2023 and 2022, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2023 and December 31, 2022.

The Corporation also has goodwill with a net carrying value of $175.5 million at September 30, 2023 and December 31, 2022, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2023 or 2022. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $10.2 million, or 8.5%, from December 31, 2022, primarily due to $7.9 million of policies purchased during the first quarter of 2023.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2023	At December 31, 2022	Change
			Amount	Percent
Deposits	$6,439,165	$5,913,526	$525,639	8.9%
Short-term borrowings	14,676	197,141	(182,465)	(92.6)
Long-term debt	320,000	95,000	225,000	236.8
Subordinated notes	148,636	148,260	376	0.3
Operating lease liabilities	34,017	33,153	864	2.6
Accrued interest payable and other liabilities	64,374	58,436	5,938	10.2
Total liabilities	$7,020,868	$6,445,516	$575,352	8.9%

Deposits

Total deposits increased $525.6 million, or 8.9%, from December 31, 2022, primarily due to increases in brokered deposits and seasonal public funds deposits partially offset by decreases in commercial and consumer deposits. At September 30, 2023, noninterest bearing deposits represented 22.2% of total deposits, down from 34.6% at December 31, 2022. At September 30, 2023, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, represented 20.8% of total deposits, down from 31.0% at December 31, 2022.

Borrowings

Total borrowings increased $42.9 million, or 9.7%, from December 31, 2022, due to increases of $225.0 million in long-term debt, partially offset by decreases of $125.0 million in short-term FHLB overnight borrowings and $60.0 million in federal funds purchased.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2023	At December 31, 2022	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	300,171	300,808	(637)	(0.2)
Retained earnings	464,634	428,637	35,997	8.4
Accumulated other comprehensive loss	(71,586)	(62,104)	(9,482)	15.3
Treasury stock	(43,805)	(48,625)	4,820	(9.9)
Total shareholders’ equity	$807,198	$776,500	$30,698	4.0%

Total shareholders' equity increased $30.7 million, or 4.0%, from December 31, 2022. Retained earnings at September 30, 2023 increased by $36.0 million primarily due to net income of $54.9 million offset by $18.5 million in cash dividends paid for the nine months ended September 30, 2023. Accumulated other comprehensive loss increased by $9.5 million, primarily attributable to decreases in the fair value of available-for-sale investment securities of $7.9 million, net of tax and a decrease in the fair value of derivatives of $2.2 million, net of tax. Treasury stock decreased $4.8 million from December 31, 2022 primarily due to stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $21.7 million and $26.2 million for the three months ended September 30, 2023 and 2022, respectively, and pre-tax income of $67.0 million and $64.8 million for the nine months ended September 30, 2023 and 2022, respectively. See the section of this Management's Discussion & Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported noninterest income of $6.8 million and $6.1 million for the three months ended September 30, 2023 and 2022, respectively, and $20.2 million for the nine months ended September 30, 2023 and 2022. Noninterest expense was $5.1 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively, and $14.8 million and $13.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in noninterest income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to new customer relationships and appreciation of assets under management and supervision as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. Assets under management and supervision were $4.3 billion as of September 30, 2023, $4.5 billion as of June 30, 2023, $4.0 billion as of September 30, 2022 and $4.1 billion as of June 30, 2022. The increase in noninterest expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily driven by increases in salaries, benefits and commissions due to annual merit increases and additional staffing.

The Insurance segment reported noninterest income of $4.9 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively, and $16.8 million and $15.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in noninterest income for the three and nine months ended September 30, 2023 was primarily due to increased revenue from commercial lines. In addition, the increase for the nine months ended September 30, 2023 included an increase in contingent commission income of $592 thousand, which was $1.9 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at September 30, 2023.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of September 30, 2023 and December 31, 2022 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$940,654	13.58%	$554,045	8.00%	$692,556	10.00%
Bank	795,341	11.51	552,738	8.00	690,923	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	715,035	10.32	415,533	6.00	554,045	8.00
Bank	718,358	10.40	414,554	6.00	552,738	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	715,035	10.32	311,650	4.50	450,161	6.50
Bank	718,358	10.40	310,915	4.50	449,100	6.50
Tier 1 Capital (to Average Assets):
Corporation	715,035	9.43	303,270	4.00	379,087	5.00
Bank	718,358	9.50	302,525	4.00	378,157	5.00
At December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$894,343	13.67%	$523,498	8.00%	$654,372	10.00%
Bank	740,936	11.35	522,370	8.00	652,962	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	392,623	6.00	523,498	8.00
Bank	673,256	10.31	391,777	6.00	522,370	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	294,467	4.50	425,342	6.50
Bank	673,256	10.31	293,833	4.50	424,426	6.50
Tier 1 Capital (to Average Assets):
Corporation	678,403	9.81	276,586	4.00	345,732	5.00
Bank	673,256	9.76	276,014	4.00	345,017	5.00
At September 30, 2023 and December 31, 2022, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At September 30, 2023, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a risk simulation model to measure short-term rate exposure. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulations use expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates company-developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets tend to decrease in value; conversely, as interest rates decline, fixed-rate assets tend to increase in value.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, cash and cash equivalents, were $290.3 million at September 30, 2023. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $334.5 million at September 30, 2023. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.3 billion at September 30, 2023, of which $1.7 billion was available. The Corporation and its subsidiaries also maintained unused uncommitted funding sources from correspondent banks of $369.0 million at September 30, 2023. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

As part of its diversified funding strategy, the Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes federal funds purchases from correspondent banks, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and brokered deposits and other similar sources.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended September 30, 2023. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2023	—	$—	—	1,229,174
August 1 – 31, 2023	—	—	—	1,229,174
September 1 – 30, 2023	—	—	—	1,229,174
Total	—	$—	—

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2023	—	$—
August 1 – 31, 2023	—	—
September 1 – 30, 2023	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: November 1, 2023	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)