Form 10-K
period 2023-12-31
UNIVEST FINANCIAL Corp
filed 2024-02-26
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒ No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $524,299,453 as of June 30, 2023 based on the June 30, 2023 closing price of the Registrant's Common Stock of $18.08 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,528,633
(Title of Class)	(Number of shares outstanding at February 9, 2024)
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders on April 25, 2024.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe," "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include, but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality, growth and composition of our loan and investment portfolios; and estimates of our risks and future credit provisions, costs and benefits. These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Certain of these risks, uncertainties and assumptions are set forth below as well as the risk factors described in Item 1A. "Risk Factors":

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
•Changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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
•Our ability to attract and retain key employees;
•Other risks and uncertainties, including those occurring in the U.S. and world financial systems; and
•The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the report. Univest Financial Corporation (the "Corporation") expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Item 1.     Business

General

The Corporation is a Pennsylvania corporation, organized in 1973, and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the "Bank"). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation's and the Bank's headquarters are located at 14 North Main Street, Souderton, Pennsylvania 18964. At December 31, 2023, the Corporation had total assets of $7.8 billion, net loans and leases of $6.5 billion, total deposits of $6.4 billion and total shareholders' equity of $839.2 million.

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

Market Area

The Corporation's headquarters and main office is located in Souderton, Montgomery County, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The Corporation provides banking and financial services to customers in 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and four counties in Maryland. The highest concentration of our deposits and loans are in Montgomery, Bucks, Lancaster and Philadelphia counties in Pennsylvania where 28 out of our 39 financial centers are located.

The following table details key demographics for our Montgomery, Bucks, Lancaster and Philadelphia markets compared to Pennsylvania and the national average.

(Most recent available statistics)	Montgomery	Bucks	Lancaster	Philadelphia	Pennsylvania	National
Unemployment rate (1) (2)	2.4%	2.5%	2.3%	3.7%	2.9%	3.7%
Median Household Income (3)	$109,000	$106,000	$82,000	$58,000	$74,000	$76,000
Median Age (3)	42	45	40	36	42	40
Population Growth (2020-2024) (3)	1.7%	(0.03)%	1.4%	(2.5)%	(0.1)%	1.4%
(1) Pennsylvania Department of Labor and Industry - Montgomery, Bucks, Lancaster, Philadelphia & Pennsylvania unemployment rates are as of December 2023
(2) Bureau of Labor Statistics - National unemployment rates are as of December 2023, seasonally adjusted
(3) S&P Global - Demographic data is provided by Claritas based primarily on US Census data

Significant types of employment industries for the aforementioned markets include health care and social assistance, professional, scientific and technical services, retail trade, manufacturing, accommodation and food services, educational services, construction, and public administration. As of June 30, 2023 (the latest date for which such information is available), the Corporation ranked fourth out of 32 financial institutions in deposit market share in Montgomery County with 12 financial centers, seventh out of 32 financial institutions in Bucks County with nine financial centers, eighth out of 24 financial institutions in Lancaster County with five financial centers, and thirteenth out of 39 financial institutions in Philadelphia County with five financial centers, with 3.9% of total combined deposit market share in the four counties, according to data provided by Federal Deposit Insurance Corporation ("FDIC") Market Share Data.

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

Human Capital Resources

At December 31, 2023, we employed 979 individuals, approximately 94% of whom are full-time and of which approximately 56% are women. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel. As an integrated full-service financial institution, approximately 66% of our employees are employed through our banking segment, 8% through our wealth management business, 10% through our insurance business and the remaining 16% of our employees serve in shared support functions for each of our three segments. The Corporation is a community- and employee-centric organization that puts our core values of tradition, integrity, excellence, community and spirituality into action while delivering an excellent customer experience. With a Mission Statement that challenges us to be a strong leader in our markets and active in our communities, being a responsible corporate citizen is at the core of how we operate.

Hiring and Promotion

The Corporation seeks to hire well-qualified employees who are also a good fit for our core values. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. We currently source candidates using various methods, including social media, third party search firms, internal referral programs and connections with local schools. Whenever possible, we seek to fill positions by promotion and transfer within the organization. During 2023, we promoted 131 employees. As of December 31, 2023, 22% of our Senior Leadership Team members were women.

Training and Development

The training and development of our employees remains a priority. In 2023, we invested more than $736 thousand in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology. In addition, as part of "Univest University," we provide several certification programs including a Skill Builder Certification Program, a Supervisor Certification, a Leadership Certification and an Advanced Leadership Certification. These programs include courses that address communication skills, customer service, managing conflict, alternative management styles, business ethics and emotional intelligence. Additionally, the Corporation introduced a Women in Business program, Business Ethics for Leaders training, and piloted a mentorship program. During the year ended December 31, 2023, we provided approximately 28,000 training hours to our employees.

In addition to our internal training efforts, we provide a Tuition Reimbursement Program, in which costs for an undergraduate degree, a graduate degree, and advanced intensive technical training programs from an accredited college or university are eligible for reimbursement up to $3,500 per year. We offer banking-related classes through the Pennsylvania Bankers Association at no cost to our employees.

Retention

Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our commitment to living our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable benefits aids in the retention of our employees. Univest’s annual turnover rate of 19.6%, adjusted for reduction in force, continues to be below the industry average of 23.5% according to the Bureau of Labor Statistics. At December 31, 2023, 17% of our current staff had been with us for 15 years or more.

Safety, Health and Welfare

The safety, health and wellness of our employees is consistently a top priority. We offer our employees financial wellness programs, team health challenges, weight management counseling, and behavioral health webinars to support mental health. We provide our employees, at no cost, with access to the Calm app, which is a highly rated app for sleep, meditation and relaxation.

We also provide our employees with memberships to Care.com to assist employees with finding suitable care for members of their household.

In addition, we offer online yoga classes, gym reimbursements, on-demand mindfulness webinars and the ability for our employees to receive a flu shot or a mammogram at our main campus. In 2023, we installed AEDs in all our offices and offered online training and in-person AED classes. Additionally, we provided access to CPR classes for interested employees.

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

All employees of Univest have a responsibility to treat others with dignity and respect. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. All employees are also required to complete annual diversity awareness training to enhance their knowledge in order to fulfill this responsibility. Our Diversity, Equity and Inclusion ("DEI") Committee was established to ensure that our workplace is a supportive environment with equal opportunities for everyone. Progress on our Diversity, Equity and Inclusion Strategic Plan is reported to the Board of Directors on a quarterly basis. Our DEI Manager works to cultivate a supportive and inclusive work environment and implement inclusion programs. Regular employee communications, including a DEI newsletter, Univest United, were shared throughout the year to help drive awareness. The newsletter, among other things, serves to spotlight employees and their diverse backgrounds through their own personal stories. The Corporation also employs a DEI liaison who is responsible for developing and creating content for the newsletter, as well as participating in local and/or national peer DEI networks and staying current on DEI developments.

Our DEI Learning & Development Committee created learning sessions that serve as a foundation for increasing awareness on diversity, equity and inclusion topics. All employees have completed this training and it is included as part of new hire orientation to ensure all future employees receive this important information. In 2023, we introduced an Inclusive Leadership Workshop for supervisors and hiring managers. The Senior Leadership Team and approximately 200 supervisors attended in-person sessions to support our efforts to create a more inclusive and diverse workspace. This workshop will continue to be delivered quarterly.

Employee Engagement

Our Chairman, President and Chief Executive Officer communicates with our entire organization on a weekly basis via email. These emails provide updates on key organizational initiatives, financial performance, as well as industry insights. Additionally, we hold quarterly employee webcasts during which senior management presents financial and strategic information and employees have the opportunity to ask questions.

We continue to recognize employee milestones and acknowledge these achievements with in-person Service Awards that celebrate employees reaching a 5-year milestone. Our employees are also invited to attend holiday socials at locations across our service area.

Community Involvement

Our Connecting with Community volunteer initiative is one of the pillars of our philanthropy program. In 2023, we provided our employees with 30 Connecting with Community events to choose from in support of local charitable organizations. In addition to these Connecting with Community opportunities, we encourage our employees to volunteer independently so that they truly bring our community core values to life. In 2023, Univest employees volunteered 13,117 hours. In addition to being generous with their time, our employees also supported our annual fundraiser for the United Way. Through voluntary payroll deductions, Univest employees contributed more than $69 thousand. In 2023, the Corporation partnered with a financial education innovator to provide more than 7,100 students with access to interactive online courses that educate on critical financial topics, as well as post informative articles and videos on social media channels on financial topics, such as budgeting, saving for retirement and tips for first-time homebuyers. During 2023, the Corporation contributed $2.4 million to non-profit organizations to provide financial support to the communities it serves.

Supervision and Regulation

The financial services industry in the United States, particularly for entities that are chartered as banks, is highly regulated by federal and state laws that limit the types of businesses in which banks and their holding companies may engage, and which impose significant operating requirements and limitations on banking entities. This regulatory framework is designed to protect depositors and consumers, the safety and soundness of depository institutions and their holding companies, and the stability of the banking system as a whole. This framework affects the activities and investments of the Corporation and its subsidiaries and gives the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies. The discussion below is only a brief summary of some of the significant laws and regulations that affect the Bank and the Corporation, and is not intended to be a complete description of all such laws.

The Bank is subject to supervision and is regularly examined by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia. The Bank is also subject to examination by the FDIC. The agencies maintain significant enforcement authority including, but not limited to, the issuance of cease and desist orders and civil money penalties, removal of directors and officers, and the appointment of a receiver or conservator for a bank in appropriate circumstances.

The Corporation is subject to the reporting requirements of the Board of Governors of the Federal Reserve System (the "Board"), and the Corporation, together with its subsidiaries, is subject to examination by the Board. In addition, the Board has enforcement authority over the Corporation.

Any change in applicable laws or regulations, whether by Congress, the Pennsylvania legislature, the Pennsylvania Department of Banking and Securities, the Board, the FDIC, or the Securities and Exchange Commission ("SEC") could have a material adverse impact on the Corporation and the Bank and their operations.

Community Reinvestment Act and Fair Lending Laws

All institutions with FDIC deposit insurance have a responsibility under the Community Reinvestment Act ("CRA") and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state member bank, the Board is required to assess the bank's record of compliance with the CRA. A bank's failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all FDIC-insured institutions to publicly disclose their rating. The Bank received a "satisfactory" CRA rating in its most recent federal examination. On October 24, 2023, the FDIC, the Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a "large bank." The agencies will evaluate large banks under four performance tests: the Retail

Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Board, as well as other federal regulatory agencies and the Department of Justice.

The Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Regulations

The Bank must comply with the anti-money laundering provisions of the Bank Secrecy Act (the "BSA") as amended by the USA PATRIOT Act, and implementing regulations issued by the Board and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. Together, the BSA and the USA PATRIOT Act require the Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime, to establish a customer identification program and other internal controls, conduct customer due diligence, administer training, maintain specified records, and report suspicious activity, among other things. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

Capital Rules

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The risk-based capital standards applicable to the Corporation and the Bank are based on the current standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. Under the Basel III rules, the minimum capital to risk-adjusted assets requirements include: a common equity Tier 1 capital to risk weighted assets ratio of 4.5% (6.5% to be considered "well capitalized"); a Tier 1 capital to risk weighted assets ratio of 6.0% (8.0% to be considered "well capitalized"); and total capital to risk weighted assets ratio of 8.0% (10.0% to be considered "well capitalized"). The minimum required Tier 1 capital to average assets ratio is 4.0% (5.0% to be considered "well capitalized"). Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. See Note 21, "Regulatory Matters" included in the Notes to the Consolidated Financial Statements included herein under Item 8 for further discussion.

Federal law requires, among other things, that federal bank regulators take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements.

Insurance of Deposit Accounts

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is $250,000 per account ownership category.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC's risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.

The FDIC has authority to increase initial base deposit insurance assessment rates and did so by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank's size range from 2.5 to 32 basis points. In addition, in 2023, the FDIC issued a special assessment for banks with total consolidated assets of $5 billion or more in order to recover losses sustained by the Deposit Insurance Fund as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank. Any significant future increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Transactions with Affiliates and Loans to Insiders

A state member bank's authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and by the Act's implementing regulation, Regulation W. An affiliate includes, among other things, a company that controls, or is under common control with, an insured depository institution such as the Bank. In general, "covered transactions" between an insured depository institution and its affiliates, as defined by Section 23A and Regulation W, are subject to certain quantitative limits and collateral requirements. "Covered transactions" with affiliates must be consistent with safe and sound banking practices and may not involve the purchase of low-quality assets. Under Section 23B and Regulation W, transactions with affiliates must generally be on terms that are substantially the same, or at least as favorable to, the institution as comparable transactions with or involving non-affiliates.

The Bank's authority to extend credit to its and its affiliates' directors, executive officers and 10% shareholders (insiders), as well as to entities controlled by such insiders (related interests), is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and the Act's implementing regulation, Regulation O. Among other things, these provisions generally require that extensions of credit to insiders and their related interests:

•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•not exceed certain limitations on the amount of credit extended to such insiders and their related interests, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's unimpaired capital and unimpaired surplus.

In addition, extensions of credit to insiders or their related interests in excess of certain limits must be approved in advance by a majority of the Bank's board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved.

Prohibitions Against Tying Arrangements

The Bank is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution or its affiliates.

Other Laws and Regulations

The Bank's operations are also subject to federal laws and regulations applicable to credit transactions, such as the:

•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected;
•Truth in Savings Act;
•Laws and regulations prohibiting unfair or deceptive acts or practices; and
•other regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are further subject to the:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and consumer customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper checks;
•Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions programs based on United States foreign policy and national security goals; and
•Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Corporation as Source of Strength

The Board has issued a policy statement regarding dividends by bank holding companies. In general, the Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified this policy. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized or otherwise suffers financial difficulties. In addition, the Board's regulations and guidance require prior notice to the agency of a bank holding company's payment of dividends or repurchase of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock or otherwise engage in capital distributions. The Bank is also subject to limitations and requirements under state and federal law with respect to capital distributions, including payment of dividends to the Corporation.

Non-Banking Activities

A bank holding company such as the Corporation is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

Change in Bank Control Act and Bank Holding Company Act Requirements

Under the Change in Bank Control Act, no person or group of persons may acquire "control" of a bank holding company, such as the Corporation, unless the Board has been given 60 days' prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means owning, controlling, or holding with power to vote 25% or more of any class of voting stock. There is a rebuttable presumption of control if, immediately after the transaction, the acquiring person will own, control, or hold with power to vote 10% or more of a class of voting stock, and if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, if no other person will own, control or hold the power to vote a greater percentage of that class of voting stock after the acquisition.

In addition, the Bank Holding Company Act ("BHCA") prohibits any company from acquiring control of a bank or bank holding company, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company, without first having obtained the approval of the Board. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or has power to vote 25% or more of any class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Board has determined, after notice and opportunity for hearing, that the company directly or indirectly exercises a controlling influence over the management or policies of the bank or bank holding company. The Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Board, could constitute the acquisition of control of a bank or bank holding company for purposes of the BHCA. In approving bank or bank holding company acquisitions, the Board is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the CRA), the effectiveness of the applicant in combating money laundering activities, and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Board. The Board could deny our application based on the above criteria or other considerations.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting (discussion below), and other requirements of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Corporation is subject to the Sarbanes-Oxley Act of 2002 ("SOX"). SOX created new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the SEC. Pursuant to Section 404 of SOX ("SOX 404"), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2023. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation's Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

Wealth Management and Insurance Businesses

The Corporation's wealth management and insurance businesses are subject to additional regulatory requirements. The securities brokerage activities of Girard Investment Services, LLC are subject to regulation by the SEC, the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Girard Advisory Services, LLC and Girard Pension Services, LLC are registered investment advisory firms which are subject to regulation by the SEC. Univest Insurance, LLC and Girard Investment Services, LLC are licensed by the Pennsylvania Insurance Department and are subject to Pennsylvania law and the Pennsylvania Insurance Department's regulations.

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

The Bank is a member of the Federal Home Loan Bank System ("FHLBanks"), which consists of 11 regional FHLBanks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), is required to acquire and hold shares of capital stock in the FHLB.

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

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC's Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation's website address is www.univest.net. Information included on the Corporation's website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2023 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

The SEC maintains an internet site that contains the Corporation's SEC filings electronically at www.sec.gov.

Information about our Executive Officers

Name	Age	Current Primary Positions	Current Position Since
Jeffrey M. Schweitzer	50	Chair of the Board, President and Chief Executive Officer of the Corporation and Chair of the Board and Chief Executive Officer of the Bank. (Has been employed by the Corporation since 2007).	2024
Brian J. Richardson	41	Senior Executive Vice President and Chief Financial Officer of the Corporation and the Bank (Has been employed by the Corporation since 2016, most recently as Director of Finance prior to his current position).	2019
Michael S. Keim	56	Senior Executive Vice President and Chief Operating Officer of the Corporation, President of the Bank; Director of the Bank (Has been employed by the Corporation since 2008, most recently as Senior Executive Vice President and Chief Financial Officer of the Corporation and Bank, prior to his current position).	2015
Megan D. Santana	48	Senior Executive Vice President, General Counsel and Chief Risk Officer of the Corporation and the Bank (Had been employed by the Corporation since 2016 as General Counsel prior to her current position).	2018
Patrick C. McCormick	46	Senior Executive Vice President and Chief Commercial Banking Officer of the Bank. (Has been employed by the Bank since 2022 as Executive Vice President and Chief Credit Officer prior to his current position. Prior to joining the Bank, he was Chief Credit Officer at WSFS Bank from 2015-2022).	2023
Eleni S. Monios	59	Executive Vice President and Chief Credit Officer of the Bank. (Has been employed by the Bank since 2022, most recently as a Regional Credit Officer. Prior to joining the Bank, she was an Executive Vice President and Market Manager for M&T Bank from 2014-2022).	2023

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

The Corporation maintains an investment portfolio, including available-for-sale and held-to-maturity securities. We are required to record charges to earnings if we determine a decline in fair value of these investments has resulted from credit losses. Numerous factors, including the lack of liquidity for resales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions, any changes to the rating of the security by a rating agency, unanticipated changes in the competitive environment, changes in market interest rates and limited investor demand, could have a negative effect on our investment portfolio. Credit loss charges would negatively impact our earnings and regulatory capital ratios.

The Corporation is subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Changes in interest rates influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain and retain deposits and the fair value of our financial assets and liabilities. Although we have implemented strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial and prolonged change in market interest rates could adversely affect our operating results.

Net interest income may decline in a particular period if:

•in a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or
•in a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. When short-term rates are higher than long-term rates, that is referred to as an inverted yield curve. If the yield curve inversion continues or worsens, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income and our profitability.

Changes in the estimated fair value of debt securities may reduce stockholders' equity and net income.

At December 31, 2023, the Corporation maintained a debt securities portfolio of $497.3 million, of which $351.6 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders' equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2023, we incurred other comprehensive gains of $5.7 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. A decline in the estimated fair value of this portfolio will result in a decline in stockholders' equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2023, approximately 79.2% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases, which are generally perceived as having more risk of default than residential real estate loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business, as well as the factors affecting residential real estate borrowers.

Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants.

Commercial business loans and leases are typically affected by the borrowers' ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate that is indexed off of a floating rate such as the Prime Rate or the Secured Overnight Financing Rate ("SOFR"). If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

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

The Corporation's allowance for credit losses on loans and leases may be insufficient, and an increase in the allowance would reduce earnings.

We maintain an allowance for credit losses on loans and leases. The allowance is established through a provision for credit losses on loans and leases based on management's evaluation of current expected credit losses in our loan portfolio factoring in current and forecasted economic conditions. The allowance is based upon a number of factors, including the size and composition of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, collateral values, management's assessment of the current expected credit losses in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as not sharing similar risk characteristics with other pooled loans and leases and augment the allowance based upon our estimation of the potential loss associated with those individually analyzed loans and leases. Additions to our allowance for credit losses on loans and leases decrease our net income.

If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong, our allowance for credit losses on loans and leases may not be sufficient to cover our losses, which would have an adverse effect on our operating results.

The regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for credit losses, thereby negatively affecting our earnings, financial condition and capital ratios. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional impaired loans and leases and other factors, both within and outside of our control. Additions to the allowance would have a negative impact on our results of operations.

Changes in economic conditions and the composition of our loan and lease portfolio could lead to higher loan charge-offs and/or an increase in our provision for credit losses, which may reduce our net income.

Changes in national and regional economic conditions could impact our loan and lease portfolios. For example, an increase in unemployment, an increase in inflation, potential recessionary conditions, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings as customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and/or the quality of our loan portfolio may decline. Any of these scenarios could require us to charge-off loans, which could result in an increase to our provision for credit losses on loans and leases, which would reduce our net income and capital levels.

Concentrations of loans in certain industries could have adverse effects on credit quality.

The concentration and mix of our assets could increase the potential for significant credit losses. In the ordinary course of business, we may have heightened credit exposure to a particular industry, geography, asset class or financial market. Although there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting specific customers or counterparties, industries, geographies, asset classes or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially affect us. The schedule on page 39 provides a break-out of our loan portfolio by certain loan and industry types.

The Corporation depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform to U.S. generally accepted accounting principles ("U.S. GAAP") and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition, results of operations and capital could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with U.S. GAAP or are materially misleading.

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

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. We maintain change in control agreements and grant equity awards with time-based vesting with certain executive officers to aid in our retention of these individuals. Our success depends on our ability to continue to attract, manage, and retain these and other qualified management personnel.

A lack of liquidity could adversely affect the Corporation's financial condition and results of operations.

Liquidity is essential to the Corporation's business. The Corporation relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Corporation's most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Corporation would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. The Corporation also may borrow funds from third-party lenders, such as other financial institutions. The Corporation's access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Corporation directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Corporation's business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Corporation or the financial sector in general. Any decline in available funding could adversely impact the Corporation's ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

If we lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2023, 23% of our deposit base was comprised of noninterest-bearing deposits, of which 16% consisted of business deposits, which are primarily operating accounts for businesses, and 7% consisted of consumer deposits. The competition for these deposits in our markets is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most well-capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation's information technology systems, and the systems of third parties upon which the Corporation relies, may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation.

The Corporation heavily relies on information technology systems, including the systems of third-party service providers, to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Corporation's customer relationship management and general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in its security systems (including cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed. Information security and cyber security risks have increased significantly in recent years because of new technologies and the increased number of employees working remotely and the increased use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions. Accordingly, the Corporation may be required to expend additional resources to enhance its protective measures or to investigate and remediate any information security vulnerabilities or exposures. The occurrence of any system failures, interruptions, or breaches in security could expose the Corporation to reputation risk, litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

Although the Corporation takes protective measures to maintain the confidentiality, integrity and availability of information, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, the Corporation may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although the Corporation has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of its systems and global payments infrastructure or those of our fintech partners and processors could result in: losses to the Corporation and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of investigation and remediation and the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; and/or exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on the Corporation’s reputation, business, financial condition and results of operations. Although the impact to date for these type of events has not had a material impact on us, we cannot be sure this will be the case in the future.

The failure to maintain current technologies, and the costs to update technology, could negatively impact the Corporation's business and financial results.

Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. The Corporation has been required, and may be required in the future, to expand additional resources to employ the latest technologies. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

Our Board of Directors relies on management and outside consultants in overseeing cybersecurity risk management.

The Board of Directors has established an Enterprise-Wide Risk Management Committee, consisting of a minimum of four directors, at least three are independent directors. The Chief Risk Officer is the primary management liaison to the Enterprise-Wide Risk Management Committee. The Enterprise-Wide Risk Management Committee meets four times a year, or more frequently if needed, and provides minutes of its meetings to the Board of Directors. The Enterprise-Wide Risk Management Committee provides oversight, from a risk perspective, of information systems security, among other things. In that regard, the Chief Information Security Officer provides information security updates to the Enterprise-Wide Risk Management Committee at each Enterprise-Wide Risk Management Committee meeting. The Corporation also engages outside consultants to support its cybersecurity efforts. Not all directors of the Corporation or members of the Enterprise-Wide Risk Management Committee have significant experience in cybersecurity risk management in other business entities comparable to the Corporation, and directors rely on the Chief Risk Officer, the Chief Information Security Officer and consultants for cybersecurity guidance.

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

We utilize the FHLB for overnight borrowings and term advances. We also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged as well as the FHLB's internal credit rating of the Bank. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so, because of capital adequacy or other balance sheet concerns about us. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse effect on our liquidity and profitability.

Other Risks Related to Our Business

Natural disasters, acts of war or terrorism, outbreaks or escalations of hostilities and other external events could negatively impact the Corporation.

Natural disasters, acts of war or terrorism, outbreaks or escalations of hostilities, the emergence of widespread health emergencies or pandemics and other adverse external events could have a significant impact on the Corporation's ability to conduct business. In addition, such events could affect the stability of the Corporation's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. We have established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on the Corporation's financial condition and results of operations.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In response to a pronounced rise in inflation, the FRB has raised certain benchmark interest rates to combat inflation. As discussed above under “Risks Related to Market Interest Rates – The Corporation is subject to interest rate risk,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices, reduce loan demand, increase deposit costs and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Corporation's earnings are impacted by general business and economic conditions.

The Corporation's operations and profitability are impacted by general business and economic conditions, including long-term and short-term interest rates, the shape of the interest rate curve, inflation, money supply, supply chain issues, political issues, legislative, tax, accounting and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations:

•demand for the products and services may decline;
•we may increase our allowance for credit losses;
•loan delinquencies, problem assets, and foreclosures may increase;
•increase in our funding costs and noninterest expenses;
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

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and four counties in Maryland. Because of our geographic concentration, a downturn in the local economy could make it more difficult to attract loans and deposits, and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values or higher unemployment, could cause our levels of nonperforming assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish local economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

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

The majority of the revenue from the wealth management business consists of trust, investment advisory and brokerage and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets in the funds and accounts managed, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If our assets under management decline and there is a related decrease in fees, it will negatively affect our results of operations.

We may not be able to attract and retain wealth management clients.

Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms with which we compete, including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have.

Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors' investment products, our level of investment performance, our client services, our fees and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

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

We face substantial competition from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial technology and financial institutions, compete with us for loans and deposits and insurance and wealth management services offered by us. Increased competition in our markets may result in reduced loans and deposits, less wealth management fees or insurance revenues or may negatively impact the pricing of such products and services.

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to compete effectively in the offerings of our products and services, our business may be negatively affected. Additionally, these competitors may offer higher interest rates than the Corporation, which could decrease the deposits that the Corporation attracts or require the Corporation to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Corporation’s ability to generate the funds necessary for lending operations. As a result, the Corporation may need to seek other sources of funds that may be more expensive to obtain, which could increase the cost of funds and decrease profitability.

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

We expanded into the Western Pennsylvania and northern Maryland markets, and may further expand into additional markets as a result of our digital initiatives. Our growth initiatives require us to recruit experienced personnel. The failure to retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, as we expand our lending beyond our current market areas, we could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets. A weak economy, low demand and competition for credit may impact our ability to successfully execute our growth plan and adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. We regularly evaluate potential growth and expansion opportunities. If appropriate opportunities present themselves, we may engage in other business growth initiatives or undertakings. We may not successfully identify appropriate opportunities, may not be able to negotiate or finance such activities and such activities, if undertaken, may not be successful.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

Federal regulatory agencies have the authority to change the Corporation's and Bank's capital requirements and new accounting rules could have a negative impact on our regulatory capital ratios. Accordingly, we may need to raise additional capital in the future to provide us with sufficient capital resources to meet our commitments and business needs. We may also need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders. Our ability to raise additional capital, if needed, or at attractive prices, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Potential acquisitions may disrupt the Corporation's business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including on our short- and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders' ownership interest and the per share book value of our common stock. Further, an acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

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
•General investor sentiment regarding the banking industry;

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity Risk Management, Strategy and Governance

Cybersecurity is a significant and integrated component of the Corporation's risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Corporation has not, to its knowledge, experienced a cybersecurity incident materially affecting or reasonably likely to materially affect the Corporation.

The structure of our information security program is designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. To prepare and respond to incidents, the Corporation has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. the Corporation engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits.

The Information Security Department of the Corporation is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Security Department is managed by the Board-appointed Chief Information Security Officer (the "CISO") who reports directly to the Corporation's Chief Risk Officer. The CISO has over 40 years of combined experience in all aspects of information technology ("IT") from field support to software development to management. Prior to joining the Corporation, the CISO has held management roles of increasing responsibility in a variety of regulated industries including food, pharma, and manufacturing. The CISO holds a Bachelor of Science Degree in Computer Science and has earned a certificate in Cybersecurity Oversight from the National Association of Corporate Directors. The CISO also oversees the Corporation's Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Corporation and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Information Security Department conducts on-going technology and IT threat meetings to ensure the latest threats are addressed in addition to penetration, business continuity/ disaster recovery testing, and incident response plan testing. The CISO is a member of various management committees, chairs the Corporation's management-level Information Security Steering Committee, and presents information security and cybersecurity updates on a quarterly basis to the Corporation's Enterprise-Wide Risk Management Committee, which consists of members of management, including the Chairman, President and Chief Executive Officer of the Corporation, as well independent members of the Board of Directors.

The Enterprise-Wide Risk Management Committee provides oversight, from a risk perspective, of information systems security. As referenced above, the CISO provides information security updates to the Enterprise-Wide Risk Management Committee at each Enterprise-Wide Risk Management Committee meeting. Additional information security training to the committee is provided through a management Information Security Steering Committee and also through targeted training overseen by the CISO. In addition, as discussed below, the Corporation has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Corporation. The Incident Response Plan is implemented and maintained by the CISO and is subject to annual review and approval by the Enterprise-Wide Risk Management Committee. Cybersecurity metrics are reported to both management level committees and the Enterprise-Wide Risk Management Committee on a quarterly basis.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program.

Risk Assessment. On a periodic basis, but not less than annually, the CISO, in conjunction with the Enterprise-Wide Risk Management Committee, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessment, the Corporation's Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The Enterprise-Wide Risk Management Committee reviews changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

Response to Security Vulnerabilities. In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

a.Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches.

b.Ensuring that changes to security configurations are documented, approved, and tested.
c.Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
d.Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
e.Conducting subsequent penetration testing and vulnerability assessments, as warranted.
f.Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Corporation.

Internal Controls, Audit, and Testing. Regular internal monitoring is integral to the Corporation's risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis.

Service Providers. Like many companies, the Corporation relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, the Corporation maintains a Third-Party Risk Management Program, which is implemented through a Third-Party Risk Management Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Corporation data. The Third-Party Risk Management Policy applies to any business arrangement between the Corporation and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Third-Party Relationships: Risk Management. The Third-Party Risk Management Program is audited as part of the Corporation's annual Internal Audit Risk Assessment.

Employees and Training. Employees are the first line of defense against cybersecurity measures. Each employee is responsible for protecting Corporation and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting. On a quarterly basis, the CISO reports to the Board, directly or through the Enterprise-Wide Risk Management Committee, the overall status of the Information Security Program, including the Corporation's compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

Program Adjustments. The CISO monitors, evaluates, and adjusts the Information Security Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan. To ensure that information security incidents can be recovered from quickly and with the least impact to the Corporation and its customers, the Corporation maintains a structured and systematic incident response plan (the "IRP") for all information security incidents that affect any of the IT systems, network, or data of the Corporation, including the Corporation's data held, or IT services provided, by third-party vendors or other service providers. The CISO is responsible for implementing and maintaining the IRP, which includes:

a.Identifying the incident response team ("IRT") and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents.
b.Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents.
c.Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures.

d.Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP.
e.Reviewing the IRP at least annually, or whenever there is a material change in the Corporation's business practices that may reasonably affect its cyber incident response procedures.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is significant. For further discussion of risks from cybersecurity threats, see the section captioned "The Corporation's information technology systems, and the systems of third parties upon which the Corporation relies, may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation." in Item 1A. Risk Factors.

Item 2.     Properties

As of December 31, 2023, the Corporation and its subsidiaries occupied 54 properties, most of which are used principally as banking offices.

The following table details the Corporation's properties as of December 31, 2023:

Property Address		County, State	Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Bucks, PA	Owned
5871 Lower York Rd., Lahaska, PA 18931		Bucks, PA	Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Montgomery, PA	Owned
4601 Carlisle Pk., Mechanicsburg, PA 17050	(2) (3)	Cumberland, PA	Owned
1950 John Fries Highway, Milford Square, PA 18935		Bucks, PA	Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Montgomery, PA	Owned
15 Swamp Rd., Newtown, PA 18940		Bucks, PA	Owned
921 West Ave., Ocean City, NJ 08226	(3)	Cape May, NJ	Owned
401 Rhawn St., Philadelphia, PA 19111		Philadelphia, PA	Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Montgomery, PA	Owned
10 W. Broad St., Souderton, PA 18964		Montgomery, PA	Owned
500 Harleysville Pk., Souderton, PA 18964		Montgomery, PA	Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Bucks, PA	Owned
1041 York Rd., Warminster, PA 18974		Bucks, PA	Owned
2901 Whiteford Rd., York, PA 17402	(3)	York, PA	Owned
574 Main St., Bethlehem, PA 18018		Northampton, PA	Leased
694 DeKalb Pk., Blue Bell, PA 19422		Montgomery, PA	Leased
4250 Oregon Pk., Brownstown, PA 17508		Lancaster, PA	Leased
1135 Georgetown Rd., Christiana, PA 17509		Lancaster, PA	Leased
51 Dutilh Rd., Cranberry, PA 16066	(3)	Butler, PA	Leased
1980 S. Easton Rd., Doylestown, PA 18901	(2) (3)	Bucks, PA	Leased
321 Main St., East Greenville, PA 18041		Montgomery, PA	Leased
10801 Tony Dr., Lutherville, MD 21093	(2) (3)	Baltimore, MD	Leased
175 West Ostend St., Baltimore, MD 21230	(3)	Baltimore City, MD	Leased
1536 S. Broad St., Philadelphia, PA 19146		Philadelphia, PA	Leased
1642 Fairmount Ave., Philadelphia, PA 19130		Philadelphia, PA	Leased
3601 Market St., Philadelphia, PA 19104		Philadelphia, PA	Leased
7226 Germantown Ave., Philadelphia, PA 19119		Philadelphia, PA	Leased
1501 Ardmore Blvd., Pittsburg, PA 15221	(3)	Allegheny, PA	Leased
1103 Rocky Dr., Reading, PA 19609	(2) (3)	Berks, PA	Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Lancaster, PA	Leased
200 North High St., West Chester, PA 19380	(3)	Chester, PA	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Lancaster, PA	Leased
5089 Hamilton Blvd., Allentown, PA 18106		Lehigh, PA	Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Montgomery, PA	Land Lease
1 Heritage Dr., Gordonville, PA 17529		Lancaster, PA	Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Montgomery, PA	Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Montgomery, PA	Land Lease
940 2nd Street Pk., Richboro, PA 18954		Bucks, PA	Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (3)	Montgomery, PA	Owned
15 Washington Ave., Souderton, PA 18964		Montgomery, PA	Owned
16 Harbor Pl., Souderton, PA 18964		Montgomery, PA	Owned
1715 Sumneytown Pk., Lansdale, PA 19446		Montgomery, PA	Leased

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Lehigh, PA	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Lee, FL	Leased
555 Croton Rd., King of Prussia, PA 19406	(3)	Montgomery, PA	Leased
41 West Broad St., Souderton, PA 18964		Montgomery, PA	Owned

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Lehigh, PA	Owned
3541 Old Philadelphia Pk., Intercourse, PA 17534		Lancaster, PA	Owned
521 Main St., Lansdale, PA 19446		Montgomery, PA	Owned
9120 Chesapeake Ave., Suite 101, North Beach, MD 20714		Calvert, MD	Leased

Other Offices:
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(1) (3)	Lancaster, PA	Leased
312 West Route 38 Ste 105, Moorestown, NJ 08057	(3)	Burlington, NJ	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Philadelphia, PA	Leased
(1) Banking Segment
(2) Wealth Management Segment
(3) Corporate banking

Additionally, the Bank provides banking services for the residents and employees of 10 retirement home communities and has four off-premise automated teller machines. The Bank provides banking services nationwide through the internet via its website at www.univest.net. The Corporation's website and the information contained therein is not intended to be incorporated into this Annual Report on Form 10-K.

On January 5, 2024, the Bank closed the office located at 4250 Oregon Pike, Brownstown, Pennsylvania, located in Lancaster County. On January 11, 2024, the Bank opened an office located at 689 West Main Street, New Holland, Pennsylvania, located in Lancaster County.

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

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's common stock is traded on the NASDAQ Global Select Market under the symbol "UVSP." At February 9, 2024, the Corporation had 2,362 stockholders of record.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation's common stock during the five years ended December 31, 2023, with the following indices: (1) NASDAQ Bank Index, (2) KBW NASDAQ Bank Index, and (3) Russell 2000 Index. This comparison assumes $100.00 was invested on December 31, 2018, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on $100 Investment Made on December 31, 2018
DOLLARS
200
175
150
125
100
12/18
12/19
12/20
12/21
12/22
12/23
Univest Financial Corporation
NASDAQ Bank Index
KBW NASDAQ Bank Index
Russell 2000 Index

Five Year Cumulative Total Return Summary ($)

	2018	2019	2020	2021	2022	2023
Univest Financial Corporation	100.00	128.06	102.26	152.96	138.00	121.32
NASDAQ Bank Index	100.00	124.36	115.19	164.55	137.92	133.26
KBW NASDAQ Bank Index	100.00	136.07	122.26	169.06	133.15	132.05
Russell 2000 Index	100.00	125.46	150.51	176.91	140.80	164.52

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2023, under the Corporation's Board approved program:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	—	$—	—	1,229,174
November 1 - 30, 2023	26,485	17.43	26,485	1,202,689
December 1 – 31, 2023	—	—	—	1,202,689
Total	26,485	$17.43	26,485

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - 31, 2023	—	$—
November 1 - 30, 2023	—	—
December 1 – 31, 2023	—	—
Total	—	$—

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows the issuance of 2,718,750 shares of common stock. During 2023 and 2022, 75,998 and 56,900 shares, respectively, were issued under the dividend reinvestment plan, with 673,357 shares available for future purchase at December 31, 2023.

The 1996 Employee Stock Purchase Plan allows the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2023 and 2022, 52,482 and 39,466 shares, respectively, were issued under the employee stock purchase plan, with 422,207 shares available for future issuance at December 31, 2023.

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

The information contained in this report may contain forward-looking statements, including statements relating to the Corporation and its financial condition and results of operations that involve certain risks, uncertainties and assumptions. The Corporation's actual results may differ materially from those anticipated, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Part I, "Forward-Looking Statements," Item 1A. "Risk Factors," as well as those within this Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations and elsewhere in this report.

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

Fair Value Measurement of Investment Securities Available-for-Sale: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment on the balance sheet and statement of income for market value changes affecting securities. Should evidence emerge that indicates that management's intent or ability to manage the securities as originally asserted is not supportable, securities with the held-to-maturity or available-for-sale designations may be re-categorized, which may result in adjustments to either the balance sheet or statement of income.

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

Allowance for Credit Losses on Loan and Leases: The Allowance for Credit Losses ("ACL") on loans and leases uses techniques that estimate losses on pools of loans and leases that share similar risk characteristics and specifically identify losses on individual loans and leases that do not share similar risk characteristics with others. The adequacy of these allowances is sensitive to changes in current and forecasted economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral securing such payments. Management utilizes a discounted cash flow ("DCF") model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance. The key assumptions used in the model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) recovery delay (5) reasonable and supportable economic forecasts, (6) forecast reversion period, (7) expected recoveries on charged-off loans, and (8) discount rate. Although management believes it uses the best information available to establish the ACL, future adjustments to the ACL may be necessary and the Corporation’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the ACL in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our ACL based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing ACL may not be adequate or increases may be necessary should the quality of any loans or leases deteriorate or if there are changes to the assumptions noted above. Any material increase in the ACL would adversely affect the Corporation’s financial condition and results of operations.

Economic Factors

	At December 31, 2023	At December 31, 2022	Description of Economic Factors
Prepayment rates	12.62%	13.41%	Average total portfolio rate
Curtailment rates	28.97%	28.71%	Average total portfolio rate
Recovery delay	32 months	30 months	Average across all pools
Economic forecast	Moody's downside S2 weighted 70%, Baseline weighted 30%	Moody's downside S2 weighted 55%, Baseline weighted 45%	Moody's US Macro Forecast Narratives for December 2023 & 2022
Unemployment rates	5.18%	4.96%	Average of 4 quarter forecast period
GDP rates	0.76%	0.12%	Average of 4 quarter forecast period
House price index	(1.72)%	(3.35)%	Average of 4 quarter forecast period

Sensitivity Analysis

The below table indicates the impact to the allowance for credit losses on loans and leases if the factors described below were adjusted in the Corporation's CECL model.

	Increase (Decrease) ($)	Adjustment Factor
Prepayment rates	+/- 1,900	If rates were adjusted across all pools by +/-100 basis points
Curtailment rates	+/- 450	If rates were adjusted across all pools by +/- 100 basis points
Recovery delay	+/- 3,500	If recovery delays were adjusted by +/- 3 months across all pools
Economic forecast	(18,800)	If Baseline forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	8,700	If S2 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	26,500	If S3 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Unemployment rates	14,200	If rates were increased across all pools by 100 basis points
Unemployment rates	(13,000)	If rates were decreased across all pools by 100 basis points
GDP rates	+/- 830	If the GDP forecast inputs were adjusted by +/- 100 basis points
House price index	+/- 170	If the HPI forecast inputs were adjusted by +/- 100 basis points
Reversion period	30	If the reversion period was increased by 2 quarters across all pools
Reversion period	(440)	If the reversion period was decreased by 2 quarters across all pools

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

Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Earnings
Interest income	$371,730	$252,193	$209,731	$203,945	$214,093
Interest expense	151,733	33,896	21,348	29,584	44,861
Net interest income	219,997	218,297	188,383	174,361	169,232
Provision (reversal of provision) for credit losses (1)	10,770	12,198	(10,132)	40,794	8,511
Net interest income after provision for credit losses	209,227	206,099	198,515	133,567	160,721
Noninterest income	76,824	77,885	83,224	78,328	65,422
Noninterest expense	197,362	186,774	167,409	154,998	146,090
Net income before income taxes	88,689	97,210	114,330	56,897	80,053
Income taxes	17,585	19,090	22,529	9,981	14,334
Net income	$71,104	$78,120	$91,801	$46,916	$65,719
Financial Condition at Year End
Cash and cash equivalents	$249,799	$152,799	$890,150	$219,858	$125,128
Investment securities, net of allowance for credit losses (2)	500,623	507,562	496,989	373,176	441,599
Net loans and leases held for investment	6,481,827	6,044,226	5,238,093	5,223,797	4,351,505
Assets	7,780,628	7,222,016	7,122,421	6,336,496	5,380,924
Deposits	6,375,781	5,913,526	6,055,124	5,242,715	4,360,075
Borrowings	465,067	440,401	213,980	311,421	263,596
Shareholders' equity	839,208	776,500	773,794	692,472	675,122
Per Common Share Data
Average shares outstanding (in thousands)	29,433	29,393	29,403	29,244	29,300
Earnings per share – basic	$2.42	$2.66	$3.12	$1.60	$2.24
Earnings per share – diluted	2.41	2.64	3.11	1.60	2.24
Dividends declared per share	0.84	0.83	0.80	0.60	0.80
Book value (at year-end)	28.44	26.53	26.23	23.64	23.01
Dividends declared to net income	34.8%	31.2%	25.6%	37.4%	35.7%
Profitability Ratios
Return on average assets	0.94%	1.12%	1.38%	0.78%	1.26%
Return on average equity	8.83	10.13	12.50	7.02	10.07
Average equity to average assets	10.66	11.09	11.04	11.12	12.49
Efficiency ratio	66.0	62.4	60.9	60.6	61.4
Asset Quality Ratios
Nonaccrual loans and leases to loans and leases held for investment	0.31%	0.22%	0.63%	0.60%	0.88%
Nonperforming loans and leases to loans and leases held for investment (3)	0.32	0.23	0.63	0.62	0.88
Nonperforming assets to total assets (3)	0.52	0.46	0.48	0.64	0.73
Net charge-offs to average loans and leases outstanding	0.08	0.07	—	0.10	0.06
Allowance for credit losses, loans and leases to total loans and leases held for investment	1.30	1.29	1.35	1.56	0.81
Allowance for credit losses, loans and leases to nonaccrual loans and leases	415.97	591.66	216.57	262.03	91.58
Allowance for credit losses, loans and leases to nonperforming loans and leases (3)	405.43	555.27	213.37	251.01	91.25
(1) The Corporation adopted CECL effective January 1, 2020. Amounts reported for 2019 were previously referred to as provision for loan and lease losses in prior filings and accounted for under legacy accounting standards.

(2) The Corporation adopted CECL effective January 1, 2020. Investment securities at December 31, 2019 did not include an allowance for credit loss.
(3) The Corporation adopted ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" effective January 1, 2023, which eliminated the category of troubled debt restructurings. Ratios at December 31, 2022, 2021, 2020, and 2019 were restated to exclude troubled debt restructured loans from nonperforming loans and nonperforming assets.

Executive Overview

The Corporation's consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
Net income	$71,104	$78,120	$91,801	$(7,016)	$(13,681)	(9.0)%	(14.9)%
Net income per share:
Basic	$2.42	$2.66	$3.12	$(0.24)	$(0.46)	(9.0)	(14.7)
Diluted	2.41	2.64	3.11	(0.23)	(0.47)	(8.7)	(15.1)
Return on average assets	0.94%	1.12%	1.38%	(18) BP	(26) BP	(16.1)	(18.8)
Return on average equity	8.83%	10.13%	12.50%	(130) BP	(237) BP	(12.8)	(19.0)

2023 Overview

The Corporation reported net income of $71.1 million, or $2.41 diluted earnings per share, for 2023 compared to net income of $78.1 million, or $2.64 diluted earnings per share, for 2022.

The financial results for the year ended December 31, 2023 included $1.5 million in restructuring charges, or $0.04 diluted earnings per share, associated with the Corporation's financial service center optimization and expense management strategies deployed in response to macroeconomic headwinds.

2022 Overview

The Corporation reported net income of $78.1 million, or $2.64 diluted earnings per share, for 2022 compared to net income of $91.8 million, or $3.11 diluted earnings per share, for 2021.

The financial results for the year ended December 31, 2022 included bank owned life insurance ("BOLI") death benefit claims of $977 thousand, or $0.03 diluted earnings per share.

During the year ended December 31, 2022, the Corporation recorded $3.8 million in expenses, or $0.10 diluted earnings per share, related to the development of a comprehensive digital platform, which will blend our core operating systems together and allow Univest to seamlessly deliver existing products and services, digitally, across an expanded footprint.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation's revenue. Table 1 presents the Corporation's average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the years ended December 31, 2023, 2022 and 2021. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

2023 versus 2022

Reported net interest income for the year ended December 31, 2023 was $220.0 million, an increase of $1.7 million, or 0.8%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2023 was $221.2 million, an increase of $1.0 million, or 0.4%, from the prior year. An increase in interest income of $118.8 million, which was driven by increases in asset yields, including loans and investments, due to the rising interest rate environment and increases in average interest-earning assets, was offset by an increase of $117.8 million in the cost of interest-bearing liabilities, due to the rising interest rate environment and increases in the average balance of higher-costing time deposits and money market savings accounts. The net interest margin on a tax-equivalent basis for the year ended December 31, 2023 was 3.12% compared to 3.38% for 2022. The net interest margin decrease was attributable to the increase in interest rates and the liability sensitivity of the Corporation's balance sheet, offset by an increase in the yield and average balance of interest-earning assets.

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

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$130,309	$6,660	5.11%	$325,875	$1,920	0.59%	$476,351	$661	0.14%
U.S. government obligations	—	—	—	1,929	40	2.07	6,999	144	2.06
Obligations of states and political subdivisions*	2,282	62	2.72	2,302	71	3.08	5,702	206	3.61
Other debt and equity securities	505,343	14,225	2.81	510,961	11,392	2.23	393,762	5,992	1.52
Federal Home Loan Bank, Federal Reserve Bank and other stock	40,092	2,869	7.16	27,784	1,627	5.86	26,844	1,417	5.28
Total interest-earning deposits, investments and other interest-earning assets	678,026	23,816	3.51	868,851	15,050	1.73	909,658	8,420	0.93
Commercial, financial and agricultural loans	991,505	67,487	6.81	963,755	43,861	4.55	1,121,617	43,174	3.85
Real estate—commercial and construction loans	3,483,576	188,644	5.42	3,060,689	127,906	4.18	2,734,259	101,692	3.72
Real estate—residential loans	1,505,799	70,349	4.67	1,219,275	47,472	3.89	1,077,952	40,045	3.71
Loans to individuals	27,063	2,011	7.43	26,642	1,325	4.97	26,062	1,018	3.91
Municipal loans and leases*	232,501	9,597	4.13	236,858	9,703	4.10	247,396	10,147	4.10
Lease financings	178,220	11,025	6.19	144,046	8,791	6.10	115,189	7,363	6.39
Gross loans and leases	6,418,664	349,113	5.44	5,651,265	239,058	4.23	5,322,475	203,439	3.82
Total interest-earning assets	7,096,690	372,929	5.25	6,520,116	254,108	3.90	6,232,133	211,859	3.40
Cash and due from banks	58,593			57,196			55,724
Allowance for credit losses, loans and leases	(82,474)			(72,069)			(74,943)
Premises and equipment, net	51,921			51,362			55,875
Operating lease right-of-use asset	31,351			30,443			32,758
Other assets	400,977			369,244			353,896
Total assets	$7,557,058			$6,956,292			$6,655,443
Liabilities:
Interest-bearing checking deposits	$1,034,327	$23,668	2.29%	$884,656	$5,010	0.57%	$850,713	$2,007	0.24%
Money market savings	1,611,169	64,153	3.98	1,389,226	13,835	1.00	1,366,762	3,574	0.26
Regular savings	871,332	3,249	0.37	1,056,019	1,269	0.12	983,752	1,114	0.11
Time deposits	931,944	34,979	3.75	443,845	5,308	1.20	498,638	6,178	1.24
Total time and interest-bearing deposits	4,448,772	126,049	2.83	3,773,746	25,422	0.67	3,699,865	12,873	0.35
Short-term borrowings	148,776	7,095	4.77	60,468	1,389	2.30	16,552	8	0.05
Long-term debt	263,877	9,464	3.59	95,000	1,287	1.35	96,562	1,318	1.36
Subordinated notes	148,507	9,125	6.14	105,356	5,798	5.50	137,896	7,149	5.18
Total borrowings	561,160	25,684	4.58	260,824	8,474	3.25	251,010	8,475	3.38
Total interest-bearing liabilities	5,009,932	151,733	3.03	4,034,570	33,896	0.84	3,950,875	21,348	0.54
Noninterest-bearing deposits	1,646,286			2,068,086			1,891,330
Operating lease liabilities	34,474			33,508			36,001
Accrued expenses and other liabilities	60,699			48,629			42,781
Total liabilities	6,751,391			6,184,793			1,970,112
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,656,218		2.28	6,102,656		0.56	5,842,205		0.37
Shareholders' Equity:
Common stock	157,784			157,784			157,784
Additional paid-in capital	299,804			299,121			297,189
Retained earnings and other equity	348,079			314,594			279,483
Total shareholders' equity	805,667			771,499			734,456
Total liabilities and shareholders' equity	$7,557,058			$6,956,292			$6,655,443
Net interest income		$221,196			$220,212			$190,511
Net interest spread			2.22			3.06			2.86
Effect of net interest-free funding sources			0.90			0.32			0.20
Net interest margin			3.12%			3.38%			3.06%
Ratio of average interest-earning assets to average interest-bearing liabilities	141.65%			161.61%			157.74%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred (costs)/fees (amortization)/accretion of $(2.1) million, $(1.8) million and $8.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2023, 2022 and 2021 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2023 compared to 2022 and for the year ended December 31, 2022 compared to 2021, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2023 Versus 2022			For the Years Ended December 31, 2022 Versus 2021
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(1,796)	$6,536	$4,740	$(271)	$1,530	$1,259
U.S. government obligations	(40)	—	(40)	(105)	1	(104)
Obligations of states and political subdivisions	(1)	(8)	(9)	(109)	(26)	(135)
Other debt and equity securities	(125)	2,958	2,833	2,101	3,299	5,400
Federal Home Loan Bank, Federal Reserve Bank and other stock	828	414	1,242	51	159	210
Interest on deposits, investments and other interest-earning assets	(1,134)	9,900	8,766	1,667	4,963	6,630
Commercial, financial and agricultural loans	1,295	22,331	23,626	(6,552)	7,239	687
Real estate—commercial and construction loans	19,300	41,438	60,738	12,876	13,338	26,214
Real estate—residential loans	12,344	10,533	22,877	5,421	2,006	7,427
Loans to individuals	21	665	686	24	283	307
Municipal loans and leases	(178)	72	(106)	(444)	—	(444)
Lease financings	2,103	131	2,234	1,775	(347)	1,428
Interest and fees on loans and leases	34,885	75,170	110,055	13,100	22,519	35,619
Total interest income	33,751	85,070	118,821	14,767	27,482	42,249
Interest expense:
Interest-bearing checking deposits	990	17,668	18,658	84	2,919	3,003
Money market savings	2,560	47,758	50,318	59	10,202	10,261
Regular savings	(256)	2,236	1,980	69	86	155
Time deposits	10,118	19,553	29,671	(673)	(197)	(870)
Total time and interest-bearing deposits	13,412	87,215	100,627	(461)	13,010	12,549
Short-term borrowings	3,288	2,418	5,706	77	1,304	1,381
Long-term debt	4,229	3,948	8,177	(21)	(10)	(31)
Subordinated notes	2,591	736	3,327	(1,770)	419	(1,351)
Interest on borrowings	10,108	7,102	17,210	(1,714)	1,713	(1)
Total interest expense	23,520	94,317	117,837	(2,175)	14,723	12,548
Net interest income	$10,231	$(9,247)	$984	$16,942	$12,759	$29,701

Provision for Credit Losses

The provision for credit losses for the years ended December 31, 2023 and 2022 was $10.8 million and $12.2 million, respectively. During 2021, there was a reversal of provision for credit losses of $10.1 million. Net loan and lease charge-offs for the years ended December 31, 2023, 2022, and 2021 were $5.4 million, $3.9 million and $213 thousand, respectively. The increase in charge-offs in 2023 was due to $2.4 million in charge-offs related to two nonaccrual commercial loans to one borrower. The following table details information pertaining to the Corporation's allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2023	2022	2021
Allowance for credit losses, loans and leases	$85,387	$79,004	$71,924
Loans and leases held for investment	6,567,214	6,123,230	5,310,017
Allowance for credit losses, loans and leases / loans and leases held for investment	1.30%	1.29%	1.35%
Noninterest Income

The following table presents noninterest income for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
Trust fee income	$7,732	$7,743	$8,403	$(11)	$(660)	(0.1)%	(7.9)%
Service charges on deposit accounts	7,048	6,175	5,504	873	671	14.1	12.2
Investment advisory commission and fee income	18,864	19,748	18,936	(884)	812	(4.5)	4.3
Insurance commission and fee income	21,043	19,065	16,357	1,978	2,708	10.4	16.6
Other service fee income	12,381	12,425	10,275	(44)	2,150	(0.4)	20.9
Bank owned life insurance income	3,185	3,787	3,981	(602)	(194)	(15.9)	(4.9)
Net gain on sales of investment securities	—	30	145	(30)	(115)	N/M	(79.3)
Net gain on mortgage banking activities	3,689	4,412	15,141	(723)	(10,729)	(16.4)	(70.9)
Other income	2,882	4,500	4,482	(1,618)	18	(36.0)	0.4
Total noninterest income	$76,824	$77,885	$83,224	$(1,061)	$(5,339)	(1.4)%	(6.4)%

2023 versus 2022

Noninterest income for the year ended December 31, 2023 was $76.8 million, a decrease of $1.1 million, or 1.4%, compared to 2022.

Investment advisory commission and fee income decreased $884 thousand, or 4.5%, for the year ended December 31, 2023 primarily due a $1.2 million adjustment recorded in the fourth quarter of 2022 for previously unrecorded revenue. Net gain on mortgage banking activities decreased $723 thousand, or 16.4%, for the year ended December 31, 2023, primarily due to a contraction of gain on sale margins. Bank owned life insurance income decreased $602 thousand, or 15.9%, for the year ended December 31, 2023, primarily due to death benefit claims of $965 thousand recorded during 2022. Other income decreased $1.6 million, or 36.0%, for the year ended December 31, 2023, primarily due to a $1.7 million decrease in interest rate swap income.

Insurance commission and fee income increased $2.0 million, or 10.4%, for the year ended December 31, 2023, primarily due to increases of $1.4 million in premiums for group life and health and commercial lines and $595 thousand in contingent commission income. Service charge on deposits accounts increased $873 thousand, or 14.1%, for the year ended December 31, 2023, primarily due to an increase of $962 thousand in treasury management fees.

2022 versus 2021

Noninterest income for the year ended December 31, 2022 was $77.9 million, a decrease of $5.3 million, or 6.4%, compared to 2021.

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

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
Salaries, benefits and commissions	$120,188	$115,806	$104,191	$4,382	$11,615	3.8%	11.1%
Net occupancy	10,686	10,193	10,397	493	(204)	4.8	(2.0)
Equipment	4,132	3,904	3,899	228	5	5.8	0.1
Data processing	16,799	15,215	12,743	1,584	2,472	10.4	19.4
Professional fees	7,141	9,332	7,687	(2,191)	1,645	(23.5)	21.4
Marketing and advertising	2,180	2,462	2,063	(282)	399	(11.5)	19.3
Deposit insurance premiums	4,825	3,075	2,712	1,750	363	56.9	13.4
Intangible expenses	938	1,293	979	(355)	314	(27.5)	32.1
Restructuring charges	1,519	184	—	1,335	184	725.5	N/M
Other expense	28,954	25,310	22,738	3,644	2,572	14.4	11.3
Total noninterest expense	$197,362	$186,774	$167,409	$10,588	$19,365	5.7%	11.6%

2023 versus 2022

Noninterest expense for the year ended December 31, 2023 was $197.4 million, an increase of $10.6 million, or 5.7%, compared to 2022.

Salaries, benefits and commissions increased $4.4 million, or 3.8%, for the year ended December 31, 2023. This increase reflects our expansion into Maryland and Western Pennsylvania, increased medical claims expense and reduced capitalized compensation, driven by lower loan production. These increases were partially offset by decreases due to the staff reduction that was announced during the second quarter of 2023 and a reduction in incentive compensation due to decreased profitability in the current year.

Deposit insurance premiums increased $1.8 million, or 56.9%, for the year ended December 31, 2023, primarily driven by an increased industry-wide assessment rate and an increase in our assessment base. Data processing expense increased $1.6 million, or 10.4%, for the year ended December 31, 2023, primarily due to continued investments in technology and general price increases. Restructuring charges increased $1.3 million, or 725.5%, for the year ended December 31, 2023, associated with the Corporation's financial service center optimization and expense management strategies deployed in response to macroeconomic headwinds.

Other expense increased $3.6 million, or 14.4%, primarily driven by increases in retirement plan costs of $1.6 million as a result of the current interest rate environment. Other increases included $604 thousand of loan processing and workout fees, $286 thousand in insurance expense and $193 thousand in interchange expense. Federal Home Loan Bank letter of credit fees increased $389 thousand due to increased public funds deposits and related collateral costs. Bank Shares tax expense increased $206 thousand driven by year over year growth of the Bank's Shareholders' Equity.

Professional fees decreased $2.2 million, or 23.5%, for the year ended December 31, 2023. In 2022, the Corporation incurred $3.0 million of consulting fees in support of our digital transformation initiative.

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

Tax Provision

The provision for income taxes was $17.6 million, $19.1 million and $22.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, at effective rates of 19.8%, 19.6% and 19.7%, respectively. The effective tax rates reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases. Excluding this impact, the effective tax rate was 21.7% for the year ended December 31, 2023 and 21.3% for the years ended December 31, 2022 and 2021.

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Cash and cash equivalents	$249,799	$152,799	$97,000	63.5%
Investment securities, net of allowance for credit losses	500,623	507,562	(6,939)	(1.4)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	40,499	33,841	6,658	19.7
Loans held for sale	11,637	5,037	6,600	131.0
Loans and leases held for investment	6,567,214	6,123,230	443,984	7.3
Allowance for credit losses, loans and leases	(85,387)	(79,004)	(6,383)	8.1
Premises and equipment, net	51,441	50,939	502	1.0
Operating lease right-of-use asset	31,795	30,059	1,736	5.8
Goodwill and other intangibles, net	186,460	186,894	(434)	(0.2)
Bank owned life insurance	131,344	120,297	11,047	9.2
Accrued interest receivable and other assets	95,203	90,362	4,841	5.4
Total assets	$7,780,628	$7,222,016	$558,612	7.7%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $97.0 million, or 63.5%, from December 31, 2022, primarily due to increased interest earning deposits at the Federal Reserve Bank of $112.4 million due to increases in deposits and borrowings outpacing loan fundings.
Investment Securities
Total investment securities at December 31, 2023 decreased $6.9 million, or 1.4%, from December 31, 2022. Maturities and pay-downs of $45.0 million, sales of $1.2 million, net amortization of purchased premiums and discounts of $1.2 million and calls of $500 thousand were partially offset by purchases of $33.3 million, which were primarily residential mortgage-backed securities, increases in the fair value of available-for-sale investment securities of $7.3 million, and a reversal of provision for credit losses of $409 thousand.

Table 3—Investment Securities

The following table shows the carrying amount of investment securities, net of allowance for credit losses, at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2023	2022	2021
U.S. government corporations and agencies	$—	$—	$6,999
State and political subdivisions	2,301	2,285	2,333
Residential mortgage-backed securities	410,329	418,115	391,089
Collateralized mortgage obligations	2,001	2,322	3,278
Corporate bonds	82,699	82,261	90,291
Equity securities	3,293	2,579	2,999
Total investment securities	$500,623	$507,562	$496,989
Table 4—Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of investment securities at amortized cost at December 31, 2023. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined, net of allowance for credit losses.

	1 Year or less		After 1 Year to 5 Years		After 5 Years to 10 Years		After 10 Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
State and political subdivisions	$1,030	3.02%	$1,298	2.10%	$—	—%	$—	—%
Residential mortgage-backed securities	—	—	2,438	2.47	25,700	2.70	417,487	2.46
Collateralized mortgage obligations	—	—	—	—	241	2.67	1,960	1.63
Corporate bonds	18,011	3.60	13,339	2.08	60,000	4.17	—	—
Total held-to- maturity and available-for-sale investment securities	$19,041	3.57%	$17,075	2.14%	$85,941	3.73%	$419,447	2.45%

At December 31, 2023, the Corporation had no reportable investments in any single issuer representing more than 10% of shareholders' equity.

Loans and Leases

Gross loans and leases held for investment at December 31, 2023 increased $444.0 million, or 7.3%, from December 31, 2022. The growth in gross loans and leases held for investment was primarily due to increases in commercial real estate, residential mortgage loans and lease financings.

Table 5—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity schedule of the loan and lease portfolio at December 31, 2023. Loans with variable rates or floating interest rates include adjustable rate instruments that may have longer than one month, and in some instances, multiple years of a fixed rate interest period.

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years to Fifteen Years	Due After Fifteen Years
Loans and leases with fixed predetermined interest rates:
Commercial, financial and agricultural	$222,927	$10,213	$162,752	$43,426	$6,536
Real estate-commercial	1,403,667	163,265	1,066,967	163,688	9,747
Real estate-construction	88,280	2,349	28,837	56,691	403
Real estate-residential secured for business purpose	223,703	31,769	177,844	14,090	—
Real estate-residential secured for personal purpose	61,917	2,218	10,757	12,386	36,556
Real estate-home equity secured for personal purpose	8,986	923	688	7,375	—
Loans to individuals	9,456	5,417	3,417	353	269
Lease financings	247,183	7,299	220,413	19,471	—
Loans and leases with fixed predetermined interest rates	$2,266,119	$223,453	$1,671,675	$317,480	$53,511

Loans and leases with variable or floating interest rates:
Commercial, financial and agricultural	$766,796	$658,780	$73,449	$34,567	$—
Real estate-commercial	1,899,131	1,060,907	783,801	54,423	—
Real estate-construction	306,182	143,087	30,469	128,420	4,206
Real estate-residential secured for business purpose	293,299	59,901	223,461	9,937	—
Real estate-residential secured for personal purpose	847,098	22,523	86,151	738,424	—
Real estate-home equity secured for personal purpose	170,296	169,376	920	—	—
Loans to individuals	18,293	18,046	113	65	69
Loans with variable or floating interest rates	$4,301,095	$2,132,620	$1,198,364	$965,836	$4,275
Total gross loans and leases held for investment	$6,567,214	$2,356,073	$2,870,039	$1,283,316	$57,786

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

At December 31, 2023, nonaccrual loans and leases were $20.5 million and had a related allowance for credit losses on loans and leases of $1.8 million. At December 31, 2022, nonaccrual loans and leases were $13.4 million and had a related allowance for credit losses on loans and leases of $2.8 million. During the fourth quarter of 2023, a $6.1 million construction loan relationship was placed on nonaccrual status with an individual reserve of $1.1 million. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the year ended December 31, 2023 were $5.4 million compared to net loan and lease charge-offs of $3.9 million for the year ended December 31, 2022. The increase in charge-offs for the year ended December 31, 2023 was primarily due to $2.4 million charge-offs recorded against two existing nonaccrual commercial loans to one borrower in the first quarter of 2023. As of December 31, 2022, the allowance for credit losses included a $2.1 million individual reserve for this relationship.

Other real estate owned was $19.0 million at December 31, 2023, compared to $19.3 million at December 31, 2022.

Table 6—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation's nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2023	2022	2021
Nonaccrual loans held for sale	$8	$—	$—
Nonaccrual loans and leases held for investment	20,519	13,353	33,210
Accruing loans and leases, 90 days or more past due	534	875	498
Total nonperforming loans and leases	$21,061	$14,228	$33,708
Other real estate owned	19,032	19,258	279
Total nonperforming assets	$40,093	$33,486	$33,987

Loans and leases held for investment	$6,567,214	$6,123,230	$5,310,017
Allowance for credit losses, loans and leases	85,387	79,004	71,924

Allowance for credit losses, loans and leases / loans and leases held for investment	1.30%	1.29%	1.35%
Nonaccrual loans and leases / loans and leases held for investment	0.31%	0.22%	0.63%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	415.97%	591.66%	216.57%

The following table provides additional information on the Corporation's nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2023	2022	2021	2020
Nonaccrual loans and leases	$20,519	$13,353	$33,210	$31,692
Nonaccrual loans and leases with partial charge-offs	814	928	1,429	4,227
Life-to-date partial charge-offs on nonaccrual loans and leases	885	448	536	2,377
Reserves on individually analyzed loans	1,787	2,765	11	585

Table 7—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of December 31, 2023:

(Dollars in thousands)	December 31, 2023
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$469,890	9.0%
Animal Production	361,597	6.9
CRE - Multi-family	320,176	6.2
CRE - Office	299,718	5.8
CRE - 1-4 Family Residential Investment	285,559	5.5
CRE - Industrial / Warehouse	248,611	4.8
Hotels & Motels (Accommodation)	190,639	3.7
Specialty Trade Contractors	164,798	3.2
Education	161,325	3.1
Homebuilding (tract developers, remodelers)	153,239	2.9
Nursing and Residential Care Facilities	150,666	2.9
Motor Vehicle and Parts Dealers	138,581	2.7
Merchant Wholesalers, Durable Goods	118,351	2.3
CRE - Mixed-Use - Residential	110,458	2.1
Crop Production	103,285	2.0
Repair and Maintenance	97,682	1.9
Wood Product Manufacturing	85,292	1.6
Real Estate Lenders, Secondary Market Financing	80,755	1.6
Rental and Leasing Services	79,767	1.5
Fabricated Metal Product Manufacturing	73,545	1.4
CRE - Mixed-Use - Commercial	72,685	1.4
Religious Organizations, Advocacy Groups	72,685	1.4
Personal and Laundry Services	72,117	1.4
Administrative and Support Services	70,754	1.4
Amusement, Gambling, and Recreation Industries	70,686	1.4
Merchant Wholesalers, Nondurable Goods	65,491	1.3
Food Services and Drinking Places	65,143	1.3
Private Equity & Special Purpose Entities (except 52592)	63,447	1.2
Miniwarehouse / Self-Storage	61,964	1.2
Food Manufacturing	59,662	1.1
Truck Transportation	53,306	1.0
Industries with >$50 million in outstandings	$4,421,874	85.0%
Industries with <$50 million in outstandings	$782,111	15.0%
Total Commercial Loans	$5,203,985	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$909,015
Real Estate-Home Equity Secured for Personal Purpose	179,282
Loans to Individuals	27,749
Lease Financings	247,183
Total Consumer Loans and Lease Financings	$1,363,229

Total	$6,567,214

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial, financial and agricultural	$1,056,025	$4,510	0.43%	$1,034,106	$323	0.03%	$1,191,166	$16	—%
Real estate-commercial	3,182,965	37	—	2,863,580	3,276	0.11	2,589,585	(204)	(0.01)
Real estate-construction	414,567	206	0.05	312,024	—	—	264,951	—	—
Real estate-residential secured for business purpose	505,240	(135)	(0.03)	427,849	(55)	(0.01)	399,926	147	0.04
Real estate-residential secured for personal purpose	826,943	—	—	626,102	—	—	521,240	—	—
Real estate-home equity secured for personal purpose	175,395	2	—	168,289	(38)	(0.02)	160,176	(64)	(0.04)
Loans to individuals	27,063	426	1.57	26,642	179	0.67	26,048	135	0.52
Lease financings	230,466	351	0.15	192,673	210	0.11	169,383	183	0.11
Total	$6,418,664	$5,397	0.08%	$5,651,265	$3,895	0.07%	$5,322,475	$213	—%

During the year ended December 31, 2023, the Corporation recorded charge-offs of $2.4 million related to two nonaccrual commercial loans to one borrower totaling $5.9 million. During the year ended December 31, 2022, the Corporation recorded charge-offs of $3.3 million related to two commercial real estate loans totaling $5.8 million.

Table 9—Allowance for Credit Losses On Loans and Leases

The following table summarizes the allocation of the allowance for credit losses on loans and leases, and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
	2023			2022
(Dollars in thousands)	ACL	% of ACL to Total ACL	% of Loans to Total Loans	ACL	% of ACL to Total ACL	% of Loans to Total Loans
Commercial, financial and agricultural	$13,699	16.0%	15.1%	$16,920	21.4%	17.7%
Real estate-commercial	45,849	53.7	50.3	41,673	52.7	49.5
Real estate-construction	6,543	7.7	6.0	4,952	6.3	6.2
Real estate-residential secured for business purpose	8,692	10.2	7.9	7,054	8.9	7.8
Real estate-residential secured for personal purpose	6,349	7.4	13.8	3,685	4.7	11.9
Real estate-home equity secured for personal purpose	1,289	1.5	2.7	1,287	1.6	2.9
Loans to individuals	392	0.5	0.4	351	0.4	0.5
Lease financings	2,574	3.0	3.8	3,082	3.9	3.5
Unallocated	—	—	N/A	—	—	N/A
Total	$85,387	100.0%	100.0%	$79,004	100.0%	100.0%

At December 31, 2023, the allowance for credit losses on individually analyzed loans was $1.8 million, or 8.6% of the balance of individually analyzed loans of $20.7 million. At December 31, 2022, the allowance for credit losses on individually analyzed loans was $2.8 million, or 20.7% of the balance of individually analyzed loans of $13.4 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. There was no impairment of goodwill or identifiable intangibles recorded during 2021 through 2023. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank currently purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $11.0 million, or 9.2%, from December 31, 2023, primarily due to $7.9 million of policies purchased during the first quarter of 2023.

LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Deposits	$6,375,781	$5,913,526	$462,255	7.8%
Short-term borrowings	6,306	197,141	(190,835)	(96.8)
Long-term debt	310,000	95,000	215,000	226.3
Subordinated notes	148,761	148,260	501	0.3
Operating lease liabilities	34,851	33,153	1,698	5.1
Accrued interest payable and other liabilities	65,721	58,436	7,285	12.5
Total liabilities	$6,941,420	$6,445,516	$495,904	7.7%

Deposits

Total deposits increased $462.3 million, or 7.8%, from December 31, 2022, primarily due to increases in public fund and brokered deposits, partially offset by decreases in commercial and consumer deposits. At December 31, 2023, noninterest bearing deposits represented 23.0% of total deposits, down from 34.6% at December 31, 2022. At December 31, 2023, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, represented 23.3% of total deposits, down from 31.0% at December 31, 2022.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Noninterest-bearing deposits	$1,646,286	$2,068,086	$1,891,330
Interest-bearing checking deposits	1,034,327	884,656	850,713
Money market savings	1,611,169	1,389,226	1,366,762
Regular savings	871,332	1,056,019	983,752
Time deposits	931,944	443,845	498,638
Total average deposits	$6,095,058	$5,841,832	$5,591,195

At December 31, 2023 and 2022, the Corporation had $3.0 billion and $3.3 billion, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2023 and 2022, the Corporation had $187.0 million and $95.0 million, respectively, in time deposits in excess of $250,000 maturing disclosed in the table below. Brokered deposits in the amount of $305.4 million and $35.3 million at December 31, 2023 and December 31, 2022, respectively, are not included in time deposits more than $250,000.

(Dollars in thousands)	For the Years Ended December, 31
Maturity Period	2023	2022
Due Three Months or Less	$40,475	$18,689
Due Over Three Months to Six Months	30,090	24,285
Due Over Six Months to Twelve Months	47,709	33,119
Due Over Twelve Months	68,681	18,899
Total	$186,955	$94,992

Borrowings

Total borrowings increased $24.7 million from December 31, 2022 due to increases of $215.0 million in long-term debt, partially offset by decreases of $125.0 million in short-term FHLB overnight borrowings and $60.0 million in federal funds purchased.

Short-term borrowings at December 31, 2023 included $6.3 million of customer repurchase agreements. Long-term debt at December 31, 2023 included $310.0 million of FHLB advances and $148.8 million of subordinated notes. At December 31, 2023 and 2022, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.1 billion and $690.5 million, respectively, which were utilized to collateralize public fund deposits and other secured deposits.

Other Liabilities

Other liabilities increased $7.3 million, or 12.5%, from December 31, 2022, primarily due to increased accrued interest payable on certificates of deposits of $10.2 million. This increase was partially offset by a change in fair value of derivatives of $2.9 million. In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge. At December 31, 2023 and 2022, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $5.8 million and $8.6 million, respectively.

SHAREHOLDERS' EQUITY

The following table presents total shareholders' equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	301,066	300,808	258	0.1
Retained earnings	474,691	428,637	46,054	10.7
Accumulated other comprehensive loss	(50,646)	(62,104)	11,458	(18.4)
Treasury stock	(43,687)	(48,625)	4,938	(10.2)
Total shareholders' equity	$839,208	$776,500	$62,708	8.1%

The increase in shareholders' equity at December 31, 2023 of $62.7 million from December 31, 2022 was primarily related to an increase in retained earnings of $46.1 million. Retained earnings was impacted by net income of $71.1 million, partially offset by $24.7 million of cash dividends paid during the year. Accumulated other comprehensive loss decreased by $11.5 million, primarily attributable to increases in the fair value of available-for-sale investment securities of $5.7 million, net of tax, and a increase in the fair value of derivatives of $2.3 million, net of tax. Treasury stock decreased by $4.9 million, primarily related to $5.4 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity, partially offset by repurchases of $462 thousand under the Corporation's share repurchase program.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 23, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

The Banking segment reported pre-tax income of $89.1 million in 2023, $92.2 million in 2022 and $112.2 million in 2021. See the section of this Management's Discussion and Analysis under the heading "Results of Operations" and "Financial Condition" for a discussion of the key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $6.2 million in 2023, $9.2 million in 2022 and $9.3 million in 2021. The pre-tax income decrease from 2022 was due to a $1.2 million adjustment recorded in 2022 for previously unrecorded revenue, an increase in employee salary expense as we continue to invest in revenue producing positions, and increases in data processing expense and consulting fees. Pre-tax income was relatively flat in 2022 as compared to 2021. Wealth Management assets under management and supervision were $4.7 billion as of December 31, 2023, $4.2 billion as of December 31, 2022 and $4.9 billion as of December 31, 2021.

The Insurance segment reported pre-tax income of $5.1 million in 2023, $3.3 million in 2022 and $3.4 million in 2021, which included noninterest income of $21.5 million in 2023, $19.9 million in 2022 and $17.0 million in 2021. The increase in noninterest income in 2023 compared to 2022 was primarily due to increases in revenue from commercial lines of $1.0 million and contingent commission income of $600 thousand. The increase in noninterest income in 2022 compared to 2021 was driven by incremental revenue attributable to the insurance agency the Corporation acquired in the fourth quarter of 2021. The decrease in pre-tax income in 2022 compared to 2021 was primarily due to increases in salary expense as we continue to invest in revenue producing positions and increases in intangible expense amortization related to the previously referenced insurance agency acquisition.

Capital Adequacy

Capital guidelines assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2.

At December 31, 2023, the Corporation had a Tier 1 risk-based capital ratio of 10.58% and total risk-based capital ratio of 13.90%. At December 31, 2022, the Corporation had a Tier 1 capital ratio of 10.37% and total risk-based capital ratio of 13.67%. The Corporation continues to be in the "well-capitalized" category under regulatory standards. Details on the capital ratios can be found in Note 21, "Regulatory Matters," included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

Asset/Liability Management

The primary functions of Asset/Liability Management are to minimize interest rate risk and to ensure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Management's objective with regard to interest rate risk is to understand the Corporation's sensitivity to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.
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

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Corporation's assets and liabilities. Minimizing the balance sheet's maturity and repricing risk is a continual focus in a changing interest rate environment. The Corporation uses a variety of techniques to assist in identifying and evaluating the potential range of risk, including a maturity/repricing gap analysis as well as an Earnings at Risk analysis under various interest rate scenarios.

The gap analysis identifies repricing gaps in the Corporation’s balance sheet. All assets and liabilities are modeled to reflect some level of behavioral optionality, such as prepayments on loans, early call features on investments or potential pricing change and/or product change to interest bearing deposits. The Corporation projects all non-interest bearing deposits to be considered non-rate sensitive, while utilizing an all encompassing deposit beta assumption that captures changes in interest expense that may occur as interest rates change or balances shift into other products. These assumptions are based upon historic behavior; however, they are inherently uncertain and thus cannot precisely predict the impact of changes in interest rates. While actual results will differ from simulated results due to customer behavioral change and/or market and regulatory influences, the following models are important tools to guide management.

Table 11—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation's gap analysis at December 31, 2023:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$72,815	$72,815
Interest-earning deposits with other banks	176,984	—	—	—	—	176,984
Investment securities, net of allowance for credit losses	72,357	48,937	173,633	242,794	(37,098)	500,623
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	40,499	40,499
Loans held for sale	11,637	—	—	—	—	11,637
Loans and leases, net of allowance for credit losses	2,179,369	505,105	2,748,485	1,124,237	(75,369)	6,481,827
Other assets	—	—	—	—	496,243	496,243
Total assets	$2,440,347	$554,042	$2,922,118	$1,367,031	$497,090	$7,780,628
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$1,468,320	$1,468,320
Interest-bearing demand deposits	2,973,784	—	—	—	—	2,973,784
Savings deposits	779,885	—	—	—	—	779,885
Time deposits	134,574	381,355	636,274	1,589	—	1,153,792
Borrowings	66,306	25,000	373,761	—	—	465,067
Other liabilities	—	—	—	—	100,572	100,572
Shareholders' equity	—	—	—	—	839,208	839,208
Total liabilities and shareholders' equity	$3,954,549	$406,355	$1,010,035	$1,589	$2,408,100	$7,780,628
Interest rate swaps	$(250,000)	$—	$—	$—	$—
Incremental gap	$(1,764,202)	$147,687	$1,912,083	$1,365,442	$(1,911,010)
Cumulative gap	$(1,764,202)	$(1,616,515)	$295,568	$1,661,010
Cumulative gap as a percentage of interest-earning assets	(24.8%)	(22.7%)	4.1%	23.3%

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

The changes to net interest income are shown in the below table at December 31, 2023. The results suggest the Corporation's year-end balance sheet is liability sensitive due to the current levels of deposit customer sensitivity and funding costs. Actual results will likely be different than modeled due to numerous factors, including interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$(2,680)	(1.25%)
+200 basis points	(2,769)	(1.29)
+100 basis points	(197)	(0.09)
-100 basis points	(1,802)	(0.84)
-200 basis points	(5,195)	(2.43)
-300 basis points	(11,389)	(5.32)

Credit Risk

Originating loans exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Corporation manages credit risk in the loan portfolio through the adherence to consistent and conservative standards and policies established by the senior credit leadership and approved by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. While the Corporation has strict underwriting, review, and monitoring procedures in place, they cannot eliminate all of the risks related to these lending activities.

The Corporation's loan review department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations and provides objective measurement of the risk inherent in the loan portfolio.

The Corporation focuses on both assessing the borrower's capacity and willingness to repay and obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower's assets and by personal guarantees. Commercial real estate, construction and residential real estate secured for business purposes loans are originated primarily within the Pennsylvania, Maryland, Delaware and New Jersey market areas at prudent loan-to-value ratios and are often supported by guaranties. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are identified and managed. See "Risk Factors" included herein under Item 1A for additional information on lending risk related to commercial loans.

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

The Corporation closely monitors delinquencies as another means of maintaining asset quality. Collection efforts begin after a loan payment is missed, by attempting to contact borrowers. If collection attempts fail, the Corporation will proceed to gain control of collateral in a timely manner to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover monies owed to the Corporation.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, unencumbered cash and cash equivalents, were $241.5 million at December 31, 2023. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $23.3 million at December 31, 2023. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.4 billion at December 31, 2023, of which $1.9 billion was available. The Corporation and its subsidiaries also maintained unused uncommitted funding sources from correspondent banks of $369.0 million at December 31, 2023. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 8.    Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Page
Report of Independent Registered Public Accounting Firm	52
Auditor Name: KPMG, LLP
Auditor Location: Philadelphia, PA
Auditor Firm ID: 185

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of the allowance for credit losses related to pooled loans

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases was $85.4 million as of December 31, 2023, a portion of which is related to pooled loans (the collective ACL). The Company utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its collective ACL balance. The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. The Company estimated the collective ACL using a model that incorporates probability of default (PD) and loss given default (LGD) components. The PD model component incorporates economic factors into forecasting within the DCF model utilizing a method which generates PD rate inputs by analyzing how one or more of the economic factors, chosen based on statistical correlation to a loan pool’s performance, change the default rate using a statistical regression analysis. The reasonable and supportable forecasts and scenarios are based on the projected performance of the selected economic variables which are sourced from a third party. Management evaluated the likelihood of each scenario to determine a reasonable and supportable forecast, including the relevant economic factors (loss driver selection). Management utilizes a four quarter forecast period followed by a four quarter reversion to historical averages. The LGD model component is determined utilizing an estimation technique that derives a LGD input from segment specific risk curves that correlate LGD with PD. The effective interest rate of the underlying loans of the Company serves as the discount rate applied to the expected periodic cash flows. The collective ACL estimate also included consideration of the need for qualitative adjustments related to factors that are not fully captured in the quantitative model.

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
Philadelphia, Pennsylvania
February 26, 2024

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2023	2022

ASSETS
Cash and due from banks	$72,815	$84,176
Interest-earning deposits with other banks	176,984	68,623
Cash and cash equivalents	249,799	152,799
Investment securities held-to-maturity (fair value $128,277 and $134,068 at December 31, 2023 and 2022, respectively)	145,777	154,727
Investment securities available-for-sale (amortized cost $395,727 and $402,111, net of allowance for credit losses of $731 and $1,140 at December 31, 2023 and 2022, respectively)	351,553	350,256
Investments in equity securities	3,293	2,579
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	40,499	33,841
Loans held for sale	11,637	5,037
Loans and leases held for investment	6,567,214	6,123,230
Less: Allowance for credit losses, loans and leases	(85,387)	(79,004)
Net loans and leases held for investment	6,481,827	6,044,226
Premises and equipment, net	51,441	50,939
Operating lease right-of-use asset	31,795	30,059
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	10,950	11,384
Bank owned life insurance	131,344	120,297
Accrued interest receivable and other assets	95,203	90,362
Total assets	$7,780,628	$7,222,016
LIABILITIES
Noninterest-bearing deposits	$1,468,320	$2,047,263
Interest-bearing deposits	4,907,461	3,866,263
Total deposits	6,375,781	5,913,526
Short-term borrowings	6,306	197,141
Long-term debt	310,000	95,000
Subordinated notes	148,761	148,260
Operating lease liabilities	34,851	33,153
Accrued interest payable and other liabilities	65,721	58,436
Total liabilities	6,941,420	6,445,516
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2023 and 2022; 31,556,799 shares issued at December 31, 2023 and 2022; 29,511,721 and 29,271,915 shares outstanding at December 31, 2023 and 2022, respectively	157,784	157,784
Additional paid-in capital	301,066	300,808
Retained earnings	474,691	428,637
Accumulated other comprehensive loss, net of tax benefit	(50,646)	(62,104)
Treasury stock, at cost; 2,045,078 and 2,284,884 shares at December 31, 2023 and 2022, respectively	(43,687)	(48,625)
Total shareholders' equity	839,208	776,500
Total liabilities and shareholders' equity	$7,780,628	$7,222,016
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021

Interest income
Interest and fees on loans and leases	$347,918	$237,156	$201,347
Interest and dividends on investment securities:
Taxable	14,225	11,432	6,136
Exempt from federal income taxes	58	58	170
Interest on deposits with other banks	6,660	1,920	661
Interest and dividends on other earning assets	2,869	1,627	1,417
Total interest income	371,730	252,193	209,731
Interest expense
Interest on demand deposits	87,821	18,845	5,581
Interest on savings deposits	3,249	1,269	1,114
Interest on time deposits	34,979	5,308	6,178
Interest on short-term borrowings	7,095	1,389	8
Interest on long-term debt and subordinated notes	18,589	7,085	8,467
Total interest expense	151,733	33,896	21,348
Net interest income	219,997	218,297	188,383
Provision (reversal of provision) for credit losses	10,770	12,198	(10,132)
Net interest income after provision for credit losses	209,227	206,099	198,515
Noninterest income
Trust fee income	7,732	7,743	8,403
Service charges on deposit accounts	7,048	6,175	5,504
Investment advisory commission and fee income	18,864	19,748	18,936
Insurance commission and fee income	21,043	19,065	16,357
Other service fee income	12,381	12,425	10,275
Bank owned life insurance income	3,185	3,787	3,981
Net gain on sales of investment securities	—	30	145
Net gain on mortgage banking activities	3,689	4,412	15,141
Other income	2,882	4,500	4,482
Total noninterest income	76,824	77,885	83,224
Noninterest expense
Salaries, benefits and commissions	120,188	115,806	104,191
Net occupancy	10,686	10,193	10,397
Equipment	4,132	3,904	3,899
Data processing	16,799	15,215	12,743
Professional fees	7,141	9,332	7,687
Marketing and advertising	2,180	2,462	2,063
Deposit insurance premiums	4,825	3,075	2,712
Intangible expenses	938	1,293	979
Restructuring charges	1,519	184	—
Other expense	28,954	25,310	22,738
Total noninterest expense	197,362	186,774	167,409
Income before income taxes	88,689	97,210	114,330
Income tax expense	17,585	19,090	22,529
Net income	$71,104	$78,120	$91,801
Net income per share:
Basic	$2.42	$2.66	$3.12
Diluted	2.41	2.64	3.11
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2023			2022			2021
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$88,689	$17,585	$71,104	$97,210	$19,090	$78,120	$114,330	$22,529	$91,801
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	7,681	1,613	6,068	(49,358)	(10,365)	(38,993)	292	61	231
(Reversal of provision) provision for credit losses	(409)	(86)	(323)	211	44	167	60	13	47
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(30)	(6)	(24)	(145)	(30)	(115)
Total net unrealized gains (losses) on available-for-sale investment securities	7,272	1,527	5,745	(49,177)	(10,327)	(38,850)	207	44	163
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(2,726)	(573)	(2,153)	(7,925)	(1,665)	(6,260)	28	6	22
Less: reclassification adjustment for net losses (gains) realized in net income (2)	5,593	1,175	4,418	(521)	(109)	(412)	304	64	240
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	2,867	602	2,265	(8,446)	(1,774)	(6,672)	332	70	262
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	3,380	710	2,670	(1,162)	(244)	(918)	5,476	1,150	4,326
Less: amortization of net actuarial loss included in net periodic pension costs (3)	985	207	778	873	184	689	1,316	276	1,040
Total defined benefit pension plans	4,365	917	3,448	(289)	(60)	(229)	6,792	1,426	5,366
Other comprehensive income (loss)	14,504	3,046	11,458	(57,912)	(12,161)	(45,751)	7,331	1,540	5,791
Total comprehensive income	$103,193	$20,631	$82,562	$39,298	$6,929	$32,369	$121,661	$24,069	$97,592
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

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2020	29,295,052	$157,784	$296,186	$306,899	$(22,144)	$(46,253)	$692,472

Net income	—	—	—	91,801	—	—	91,801
Other comprehensive income, net of income tax	—	—	—	—	5,791	—	5,791
Cash dividends declared ($0.80 per share)	—	—	—	(23,519)	—	—	(23,519)
Stock-based compensation	—	—	3,513	(56)	—	—	3,457
Stock issued under dividend reinvestment and employee stock purchase plans	86,187	—	153	(1)	—	2,232	2,384
Vesting of restricted stock units, net of shares withheld to cover taxes	43,963	—	(1,153)	—	—	798	(355)
Exercise of stock options	93,033	—	155	—	—	1,903	2,058
Cancellations of performance-based restricted stock awards	(7,199)	—	327	—	—	(327)	—
Purchases of treasury stock	(10,494)	—	—	—	—	(295)	(295)
Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794

Net income	—	—	—	78,120	—	—	78,120
Other comprehensive loss, net of income tax benefit	—	—	—	—	(45,751)	—	(45,751)
Cash dividends declared ($0.83 per share)	—	—	—	(24,399)	—	—	(24,399)
Stock-based compensation	—	—	3,989	(208)	—	—	3,781
Stock issued under dividend reinvestment and employee stock purchase plans	96,366	—	169	—	—	2,372	2,541
Vesting of restricted stock units, net of shares withheld to cover taxes	92,073	—	(2,551)	—	—	1,648	(903)
Exercise of stock options	32,934	—	20	—	—	678	698
Purchases of treasury stock	(450,000)	—	—	—	—	(11,381)	(11,381)
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500

Net income	—	—	—	71,104	—	—	71,104
Other comprehensive income, net of income tax	—	—	—	—	11,458	—	11,458
Cash dividends declared ($0.84 per share)	—	—	—	(24,717)	—	—	(24,717)
Stock-based compensation	—	—	4,210	(333)	—	—	3,877
Stock issued under dividend reinvestment and employee stock purchase plans	128,480	—	(78)	—	—	2,643	2,565
Vesting of restricted stock units, net of shares withheld to cover taxes	131,601	—	(3,857)	—	—	2,625	(1,232)
Exercise of stock options	6,210	—	(17)	—	—	132	115
Purchases of treasury stock	(26,485)	—	—	—	—	(462)	(462)
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$71,104	$78,120	$91,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses	10,770	12,198	(10,132)
Depreciation of premises and equipment	5,057	4,465	4,662
Net gain on sales of investment securities	—	(30)	(145)
Net gain on mortgage banking activities	(3,689)	(4,412)	(15,141)
Bank owned life insurance income	(3,185)	(3,787)	(3,981)
Net amortization of investment securities premiums and discounts	1,138	1,462	2,676
Amortization, fair market value adjustments and capitalization of servicing rights	(411)	(693)	(1,470)
Net amortization (accretion) of acquisition accounting fair value adjustments	25	(130)	(144)
Stock-based compensation	4,194	4,120	3,698
Intangible expenses	938	1,293	979
Other adjustments to reconcile net income to cash used in by operating activities	(1,487)	(4,094)	(4,963)
Deferred tax (benefit) expense	(710)	(545)	3,553
Originations of loans held for sale	(228,532)	(233,634)	(495,710)
Proceeds from the sale of loans held for sale	226,506	255,240	527,855
Contributions to pension and other postretirement benefit plans	(250)	(252)	(265)
Increase in accrued interest receivable and other assets	(8,877)	(5,859)	(3,131)
Increase in accrued interest payable and other liabilities	17,150	5,993	2,195
Net cash provided by operating activities	89,741	109,455	102,337
Cash flows from investing activities:
Net cash paid due to acquisitions	—	—	(3,820)
Proceeds from sale of premises and equipment	1,877	6,845	—
Purchases of premises and equipment	(6,724)	(5,221)	(5,878)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	14,799	32,021	64,583
Proceeds from maturities, calls and principal repayments of securities available-for-sale	30,738	31,600	50,431
Proceeds from sales of securities available-for-sale	—	1,530	4,636
Purchases of investment securities held-to-maturity	(6,253)	(10,428)	(91,979)
Purchases of investment securities available-for-sale	(25,132)	(116,599)	(154,270)
Proceeds from sales of money market mutual funds	1,232	4,015	7,328
Purchases of money market mutual funds	(1,963)	(3,793)	(6,887)
Net increase in other investments	(6,658)	(5,655)	(3)
Proceeds from sale of loans originally held-for-investment	25,450	2,500	996
Net increase in loans and leases	(474,200)	(836,616)	(2,171)
Proceeds from sales of other real estate owned	260	—	7,255
Purchases of bank owned life insurance	(7,862)	—	—
Proceeds from bank owned life insurance	—	2,189	3,000
Net cash used in investing activities	(454,436)	(897,612)	(126,779)
Cash flows from financing activities:
Net increase (decrease) in deposits	462,229	(141,628)	812,375
Net (decrease) increase in short-term borrowings	(190,835)	177,035	2,200
Proceeds from issuance of long-term debt	250,000	—	—
Repayment of long-term debt	(35,000)	—	(15,000)
Proceeds from issuance of subordinated notes	—	50,000	—
Subordinated notes issuance costs	—	(949)	—
Repayment of subordinated notes	—	—	(85,000)
Payment of contingent consideration on acquisitions	(635)	—	(58)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,232)	(903)	(355)
Purchases of treasury stock	(462)	(11,381)	(295)
Stock issued under dividend reinvestment and employee stock purchase plans	2,565	2,541	2,384
Proceeds from exercise of stock options	115	698	2,058

Cash dividends paid	(25,050)	(24,607)	(23,575)
Net cash provided by financing activities	461,695	50,806	694,734
Net increase (decrease) in cash and cash equivalents	97,000	(737,351)	670,292
Cash and cash equivalents at beginning of year	152,799	890,150	219,858
Cash and cash equivalents at end of period	$249,799	$152,799	$890,150

	For the Years Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$139,600	$32,668	$21,824
Cash paid for income taxes, net of refunds	16,784	11,859	26,589
Non cash transactions:
Transfer of loans to other real estate owned	$79	$18,325	$126
Transfer of loans to loans held for sale	25,646	2,500	996
Contingent consideration recorded as goodwill	—	—	1,618
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

Note 1. Summary of Significant Accounting Policies

Organization

Univest Financial Corporation (the "Corporation") through its wholly-owned subsidiary, Univest Bank and Trust Co. (the "Bank"), is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. The Bank is the parent company of Girard Investment Services, LLC, a full-service registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm, and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency, and Univest Capital, Inc., an equipment financing business. The Bank's subsidiaries enhance the traditional banking services provided by the Bank.
The Bank serves 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and four counties in Maryland. Additionally, the Bank provides banking services to the residents and employees of 10 retirement communities.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the fair value measurement of investment securities available-for-sale and the determination of the allowance for credit losses.

Earnings per Share

The Corporation uses the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under the Corporation's equity incentive plans are participating shares with nonforfeitable rights to dividends. Restricted stock awards granted prior to January 1, 2019 represent participating shares. Restricted stock units granted subsequent to January 1, 2019 do not contain nonforfeitable dividend rights and are therefore not participating shares. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Potential common shares that may be issued by the Corporation relate to outstanding stock options and restricted stock units, and are determined using the treasury stock method. Diluted earnings per share reflect additional common shares that would have been outstanding if options on common shares had been exercised and restricted stock units had vested and the hypothetical repurchases of shares to fund such restricted stock units, under the treasury stock method, is less than the average restricted stock units outstanding for the periods presented. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value. Antidilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, exceeding the average restricted stock units outstanding for the periods presented.

Cash and Cash Equivalents

The Corporation has defined those items included in the caption "Cash and due from banks" and "Interest-earning deposits with other banks" as cash and cash equivalents. Interest-earning deposits with other banks consist of deposit accounts with other financial institutions. At times, such balances exceed the FDIC limits for insurance coverage.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of estimated income taxes. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Securities purchased with the intention of recognizing short-term profits are placed in a trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2023 or 2022.

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

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security or the issuer, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Corporation obtains its forecast data through a subscription to a widely recognized and relied upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario, or a combination of scenarios, in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at December 31, 2023 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

At December 31, 2023 and 2022, the Bank held $14.9 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the Federal Home Loan Bank ("FHLB"), and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held $25.5 million and $18.8 million of FHLB stock at December 31, 2023 and 2022, respectively. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and periodically evaluated for impairment based on ultimate recovery of par value. The Corporation determined there was no impairment of its investments in these stocks at December 31, 2023 or 2022.

Loans Held for Sale

The Corporation may elect the fair value option for loans intended for sale in the secondary market. This election is made on a loan level basis at the time of origination. If the fair value option is not elected, loans held for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2023 and 2022, loans held for sale were accounted for under the fair value option. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.

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

A loan is classified as a modified loan to a borrower experiencing financial difficulty when a contractual loan modification in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension (or a combination thereof) has been granted to an existing borrower experiencing financial difficulties. The goal when modifying a credit is to provide relief to customers experiencing cash flow difficulties. Accruing modified loans to borrowers experiencing financial difficulty are primarily comprised of loans on which interest is being accrued under the modified terms, and the loans are current or less than 90 days past due.

Accrued interest receivable on loans and leases held for investment totaled $25.9 million at December 31, 2023 and was included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

Overdraft deposits are reclassified as loans and are included in the total loans and leases on the balance sheet.

Loans and Leases - Prior to ASU No. 2022-02 Adoption

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses ("ACL") on loans and leases is a valuation account that is used to present the net amount expected to be collected on a loan or lease. The ACL on loans and leases is measured on a collective (pooled) basis when similar risk characteristics exist. The ACL on loans and leases is adjusted through a provision for credit losses as a charge against, or credit to, earnings. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and any subsequent recoveries are credited to the ACL on loans and leases. Management evaluates the ACL on loans and leases on a quarterly basis and when changes in the reserve are necessary, an adjustment is made. The ACL on loans and leases is included within Allowance for credit losses, loans and leases on the consolidated balance sheet. Changes in the ACL on loans and leases are recorded within Provision for credit losses on the consolidated statements of income.

Management utilizes a discounted cash flow ("DCF") model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis of such loans and leases to determine its allowance for credit loss balance.

Management uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable economic forecasts in calculating its ACL. Historical credit loss experience provides one of the bases for the estimation of expected credit losses. Management determines whether there is a need to make qualitative adjustments to historical loss information by monitoring certain factors including differences in current loan-specific risk characteristics as well as for changes in external or environmental conditions, or other relevant factors.

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

Probability of Default ("PD")

In order to incorporate economic factors into forecasting within the DCF model, management uses the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selects economic factors for each loan pool that have strong correlations to historical default rates, and reviews the economic factors selected on an annual basis. For the period ended December 31, 2023, the factors management selected were unemployment rate, GDP, and the housing pricing index.

Loss Given Default ("LGD")

Management uses the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives a LGD input from segment specific risk curves that correlates LGD with PD.

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

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario and utilizes a single scenario, or a combination of scenarios, in the model.

Forecast Reversion Period

Management uses forecasts to predict how economic factors will perform and uses a four quarter forecast period as well as a four quarter straight-line reversion period to historical averages (also commonly referred to as the mean reversion period).

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

Modifications to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Corporation uses either a discounted cash flow model or the fair value of collateral method to determine the allowance for credit losses on modifications to borrowers experiencing financial difficulty, depending on the accrual status of the account after modification. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty are already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification but will get assessed and updated each quarter as necessary.

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

Bank Owned Life Insurance

The Corporation has invested in bank-owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by the Corporation for certain employees. The Corporation is the owner and beneficiary of the policies, however certain policies include split-dollar endorsements. Under these endorsements, beneficiaries of the insured individuals are entitled to a portion of the proceeds from the policy upon death of the insured. The life insurance investment is carried at the net cash surrender value of the underlying policies. Changes in the net cash surrender value of these policies are reflected in noninterest income. Proceeds from and purchases of bank-owned life insurance are reflected on the consolidated statements of cash flows under investing activities. The Corporation recognizes a liability for the future death benefit for certain endorsement split-dollar life insurance arrangements that provide an employee with a death benefit in a postretirement period.

Other Real Estate Owned

Other real estate owned ("OREO") represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals, letters of intent, or agreements of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in Other income. OREO is reported in Accrued interest receivable and other assets on the consolidated balance sheet.

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

Off-balance Sheet Commitments and Reserve for Unfunded Commitments

Commitments are made to accommodate the financial needs of customers. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Corporation maintains a reserve for off-balance sheet credit exposures that are currently unfunded. Management calculates funding rates using historical loan level data at the portfolio level. The current quarter's funding rate is subtracted from the maximum historical funding rate which is then applied to each pool's total non-cancellable available line of credit. The applicable ACL pool level loss rates for the current quarter are then applied to calculate the reserve for unfunded commitments liability each period.

The reserve for off-balance sheet credit exposures is included within Accrued expenses and other liabilities on the consolidated balance sheet. Changes in the reserve for off-balance sheet credit exposures are recorded within Provision for credit losses on the consolidated statement of income.

Lease Liabilities and Right-of-Use Assets

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2023, the Corporation's leases have remaining terms of 17 months to 20 years.

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

In July 2023, the FASB issued ASU No. 2023-03, "Presentation Of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities From Equity (Topic 480), Equity (Topic 505), And Compensation—Stock Compensation (Topic 718)". This ASU amends or supersedes various SEC paragraphs within the codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide new guidance and therefore there is no transition or effective date for implementation.

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative". This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Corporation. Early adoption is permitted. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU enhances annual income tax disclosures to address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for reporting periods beginning after December 15, 2024, for public business entities. For all other business entities, the amendments will be effective one year later. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2023	2022	2021
Numerator:
Net income	$71,104	$78,120	$91,801
Net income allocated to unvested restricted stock awards	—	—	(26)
Net income allocated to common shares	$71,104	$78,120	$91,775
Denominator:
Weighted average shares outstanding	29,433	29,393	29,403
Average unvested restricted stock awards	—	—	(8)
Denominator for basic earnings per share—weighted-average shares outstanding	29,433	29,393	29,395
Effect of dilutive securities—stock options and restricted stock units	100	158	159
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,533	29,551	29,554
Basic earnings per share	$2.42	$2.66	$3.12
Diluted earnings per share	$2.41	$2.64	$3.11
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	293	245	277

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The average balances of cash on deposit at the Federal Reserve Bank of Philadelphia were $115.3 million and $317.7 million for the years ended December 31, 2023 and 2022, respectively. There were no reserve requirements at December 31, 2023 or 2022.

The Corporation maintains interest-earning deposit accounts at other financial institutions that may present collateral requirements for credit derivatives and interest rate swap agreements. The Corporation pledged $5.8 million and $8.6 million of cash to secure the $250 million cash flow hedge at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, the Corporation had $2.5 million cash pledged for credit derivatives. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Investment Securities

The following tables show the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at December 31, 2023 and 2022, by contractual maturity within each type:

	At December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,871	$—	$(62)	$—	$1,809
After 5 years to 10 years	12,047	—	(462)	—	11,585
Over 10 years	131,859	—	(16,976)	—	114,883
	145,777	—	(17,500)	—	128,277
Total	$145,777	$—	$(17,500)	$—	$128,277
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$—	$(1)	$—	$1,029
After 1 year to 5 years	1,298	—	(26)	—	1,272
	2,328	—	(27)	—	2,301
Residential mortgage-backed securities:
After 1 year to 5 years	567	—	(20)	—	547
After 5 years to 10 years	13,653	—	(964)	—	12,689
Over 10 years	285,628	131	(34,443)	—	251,316
	299,848	131	(35,427)	—	264,552
Collateralized mortgage obligations:
After 5 years to 10 years	241	—	(11)	—	230
Over 10 years	1,960	—	(189)	—	1,771
	2,201	—	(200)	—	2,001
Corporate bonds:
Within 1 year	18,011	1	(176)	(27)	17,809
After 1 year to 5 years	13,339	23	(671)	(43)	12,648
After 5 years to 10 years	60,000	—	(7,097)	(661)	52,242
	91,350	24	(7,944)	(731)	82,699
Total	$395,727	$155	$(43,598)	$(731)	$351,553

	At December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,654	$—	$(70)	$—	$1,584
After 5 years to 10 years	6,076	—	(342)	—	5,734
Over 10 years	146,997	—	(20,247)	—	126,750
	154,727	—	(20,659)	—	134,068
Total	$154,727	$—	$(20,659)	$—	$134,068
Securities Available-for-Sale
State and political subdivisions:
After 1 year to 5 years	$2,327	$—	$(42)	$—	$2,285
	2,327	—	(42)	—	2,285
Residential mortgage-backed securities:
After 1 year to 5 years	864	—	(37)	—	827
After 5 years to 10 years	10,399	—	(815)	—	9,584
Over 10 years	294,261	7	(41,291)	—	252,977
	305,524	7	(42,143)	—	263,388
Collateralized mortgage obligations:
After 5 years to 10 years	324	—	(22)	—	302
Over 10 years	2,257	—	(237)	—	2,020
	2,581	—	(259)	—	2,322
Corporate bonds:
Within 1 year	1,000	—	—	—	1,000
After 1 year to 5 years	30,679	3	(1,516)	(152)	29,014
After 5 years to 10 years	60,000	—	(6,765)	(988)	52,247
	91,679	3	(8,281)	(1,140)	82,261
Total	$402,111	$10	$(50,725)	$(1,140)	$350,256

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

Securities with a carrying value of $464.0 million and $429.4 million at December 31, 2023 and 2022, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at December 31, 2023 and 2022. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Securities available-for-sale:
Proceeds from sales	$—	$1,530	$4,636
Gross realized gains on sales	—	30	145
Tax expense related to net realized gains on sales	—	6	30

At December 31, 2023 and 2022, there were no reportable investments in any single issuer representing more than 10% of shareholders' equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Total	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Securities Available-for-Sale
State and political subdivisions	$1,029	$(1)	$—	$—	$1,029	$(1)
Residential mortgage-backed securities	16,992	(65)	238,053	(35,362)	255,045	(35,427)
Collateralized mortgage obligations	—	—	2,001	(200)	2,001	(200)
Corporate bonds	780	(1)	—	—	780	(1)
Total	$18,801	$(67)	$240,054	$(35,562)	$258,855	$(35,629)

At December 31, 2022
Securities Held-to-Maturity
Residential mortgage-backed securities	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Total	$65,044	$(5,894)	$69,024	$(14,765)	$134,068	$(20,659)
Securities Available-for-Sale
State and political subdivisions	$1,255	$(42)	$—	$—	$1,255	$(42)
Residential mortgage-backed securities	128,831	(13,843)	133,902	(28,300)	262,733	(42,143)
Collateralized mortgage obligations	302	(22)	2,020	(237)	2,322	(259)
Corporate bonds	500	(1)	—	—	500	(1)
Total	$130,888	$(13,908)	$135,922	$(28,537)	$266,810	$(42,445)

At December 31, 2023, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $128.3 million, including unrealized losses of $17.5 million. These holdings were comprised of 88 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended December 31, 2023 or 2022.

At December 31, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $258.9 million, including unrealized losses of $35.6 million. These holdings were comprised of (1) 111 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two investment grade corporate bonds, (3) two collateralized mortgage obligation bonds and (4) one state and political subdivision bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at December 31, 2023 and was included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount was excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the years ended December 31, 2023 and 2022 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
For the Year Ended December 31, 2023
Securities Available-for-Sale
Beginning balance	$(1,140)
Additions for securities for which no previous expected credit losses were recognized	(3)
Change in securities for which a previous expected credit loss was recognized	412
Ending balance	$(731)

For the Year Ended December 31, 2022
Securities Available-for-Sale
Beginning balance	$(929)
Additions for securities for which no previous expected credit losses were recognized	(153)
Change in securities for which a previous expected credit loss was recognized	(58)
Ending balance	$(1,140)

At December 31, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $83.3 million, including unrealized losses of $8.7 million, and allowance for credit losses of $731 thousand. These holdings were comprised of 36 investment grade corporate bonds and one municipal bond which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $17 thousand and a $198 thousand net loss on equity securities during the years ended December 31, 2023 and 2022, respectively, in other noninterest income. There were no sales of equity securities during the years ended December 31, 2023 or 2022.

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2023	2022
Commercial, financial and agricultural	$989,723	$1,088,928
Real estate-commercial	3,302,798	3,027,955
Real estate-construction	394,462	381,811
Real estate-residential secured for business purpose	517,002	478,254
Real estate-residential secured for personal purpose	909,015	730,395
Real estate-home equity secured for personal purpose	179,282	176,699
Loans to individuals	27,749	27,873
Lease financings	247,183	211,315
Total loans and leases held for investment, net of deferred income	6,567,214	6,123,230
Less: Allowance for credit losses, loans and leases	(85,387)	(79,004)
Net loans and leases held for investment	$6,481,827	$6,044,226

Imputed interest on lease financings, included in the above table	$(30,485)	$(21,932)
Net deferred costs, included in the above table	7,949	6,053
Overdraft deposits included in the above table	280	93

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at December 31, 2023 and 2022:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2023
Commercial, financial and agricultural	$1,355	$348	$285	$1,988	$985,469	$987,457	$2,266	$989,723
Real estate—commercial real estate and construction:
Commercial real estate	1,763	1,072	—	2,835	3,294,254	3,297,089	5,709	3,302,798
Construction	10,022	45	—	10,067	378,328	388,395	6,067	394,462
Real estate—residential and home equity:
Residential secured for business purpose	930	643	—	1,573	514,339	515,912	1,090	517,002
Residential secured for personal purpose	6,464	76	—	6,540	898,262	904,802	4,213	909,015
Home equity secured for personal purpose	721	144	—	865	177,301	178,166	1,116	179,282
Loans to individuals	191	84	37	312	27,437	27,749	—	27,749
Lease financings	987	374	212	1,573	245,552	247,125	58	247,183
Total	$22,433	$2,786	$534	$25,753	$6,520,942	$6,546,695	$20,519	$6,567,214

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2022
Commercial, financial and agricultural	$1,616	$343	$—	$1,959	$1,081,897	$1,083,856	$5,072	$1,088,928
Real estate—commercial real estate and construction:
Commercial real estate	3,281	290	20	3,591	3,019,827	3,023,418	4,537	3,027,955
Construction	315	—	—	315	381,496	381,811	—	381,811
Real estate—residential and home equity:
Residential secured for business purpose	375	203	263	841	476,400	477,241	1,013	478,254
Residential secured for personal purpose	4,127	162	319	4,608	723,798	728,406	1,989	730,395
Home equity secured for personal purpose	953	225	—	1,178	174,781	175,959	740	176,699
Loans to individuals	32	153	39	224	27,649	27,873	—	27,873
Lease financings	3,555	341	234	4,130	207,183	211,313	2	211,315
Total	$14,254	$1,717	$875	$16,846	$6,093,031	$6,109,877	$13,353	$6,123,230

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2023 and 2022.

	At December 31,
	2023			2022
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans held for sale	$8	$—	$8	$—	$—	$—
Loans and leases held for investment:
Commercial, financial and agricultural	$2,266	$285	$2,551	$5,072	$—	$5,072
Real estate—commercial real estate and construction:
Commercial real estate	5,709	—	5,709	4,537	20	4,557
Construction	6,067	—	6,067	—	—	—
Real estate—residential and home equity:
Residential secured for business purpose	1,090	—	1,090	1,013	263	1,276
Residential secured for personal purpose	4,213	—	4,213	1,989	319	2,308
Home equity secured for personal purpose	1,116	—	1,116	740	—	740
Loans to individuals	—	37	37	—	39	39
Lease financings	58	212	270	2	234	236
Total	$20,527	$534	$21,061	$13,353	$875	$14,228

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of December 31, 2023 and 2022.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At December 31, 2023
Commercial, financial and agricultural	$332	$1,934	$2,266	$285
Real estate-commercial	5,687	22	5,709	—
Real estate-construction	2,931	3,136	6,067	—
Real estate-residential secured for business purpose	1,090	—	1,090	—
Real estate-residential secured for personal purpose	4,213	—	4,213	—
Real estate-home equity secured for personal purpose	1,116	—	1,116	—
Loans to individuals	—	—	—	37
Lease financings	—	58	58	212
Total	$15,369	$5,150	$20,519	$534
At December 31, 2022
Commercial, financial and agricultural	$225	$4,847	$5,072	$—
Real estate-commercial	4,537	—	4,537	20
Real estate-residential secured for business purpose	1,013	—	1,013	263
Real estate-residential secured for personal purpose	1,989	—	1,989	319
Real estate-home equity secured for personal purpose	740	—	740	—
Loans to individuals	—	—	—	39
Lease financings	—	2	2	234
Total	$8,504	$4,849	$13,353	$875

For the year ended December 31, 2023, $84 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2023 and 2022.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2023
Commercial, financial and agricultural	$2,236	$30	$—	$2,266
Real estate-commercial	5,709	—	—	5,709
Real estate-construction	6,067	—	—	6,067
Real estate-residential secured for business purpose	1,090	—	—	1,090
Real estate-residential secured for personal purpose	4,213	—	—	4,213
Real estate-home equity secured for personal purpose	1,116	—	—	1,116
Lease financings	—	58	—	58
Total	$20,431	$88	$—	$20,519

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2022
Commercial, financial and agricultural	$2,743	$—	$2,329	$5,072
Real estate-commercial	4,537	—	—	4,537
Real estate-construction	—	—	—	—
Real estate-residential secured for business purpose	1,013	—	—	1,013
Real estate-residential secured for personal purpose	1,989	—	—	1,989
Real estate-home equity secured for personal purpose	740	—	—	740
Lease financings	—	2	—	2
Total	$11,022	$2	$2,329	$13,353
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed by the SBA or fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality key risk indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2023. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at December 31, 2023 and 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2023
Commercial, financial and agricultural
Risk Rating
1. Pass	$130,755	$121,402	$135,550	$26,745	$19,029	$40,973	$455,076	$653	$930,183
2. Special Mention	—	13,454	—	—	6,029	—	15,251	—	34,734
3. Substandard	—	2,195	8,206	—	216	—	14,189	—	24,806
Total	$130,755	$137,051	$143,756	$26,745	$25,274	$40,973	$484,516	$653	$989,723
Current period gross charge-offs	$6	$50	$314	$67	$390	$161	$3,889	$—	$4,877

Real estate-commercial
Risk Rating
1. Pass	$480,527	$841,529	$642,133	$604,700	$329,443	$296,802	$74,947	$—	$3,270,081
2. Special Mention	1,238	227	3,132	5,821	—	10,416	—	—	20,834
3. Substandard	1,324	2,732	2,768	—	226	1,911	2,922	—	11,883
Total	$483,089	$844,488	$648,033	$610,521	$329,669	$309,129	$77,869	$—	$3,302,798
Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$—	$50

Real estate-construction
Risk Rating
1. Pass	$112,127	$218,637	$4,139	$2,600	$241	$2,211	$14,440	$—	$354,395
2. Special Mention	—	7,655	—	—	4,045	5,265	10,908	—	27,873
3. Substandard	2,400	1,574	2,932	—	—	—	5,288	—	12,194
Total	$114,527	$227,866	$7,071	$2,600	$4,286	$7,476	$30,636	$—	$394,462
Current period gross charge-offs	$—	$207	$—	$—	$—	$—	$—	$—	$207

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$104,904	$151,680	$120,035	$60,360	$38,006	$11,631	$29,295	$—	$515,911
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	162	—	620	—	309	—	—	1,091
Total	$104,904	$151,842	$120,035	$60,980	$38,006	$11,940	$29,295	$—	$517,002
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$50	$—	$50

Totals By Risk Rating
1. Pass	$828,313	$1,333,248	$901,857	$694,405	$386,719	$351,617	$573,758	$653	$5,070,570
2. Special Mention	1,238	21,336	3,132	5,821	10,074	15,681	26,159	—	83,441
3. Substandard	3,724	6,663	13,906	620	442	2,220	22,399	—	49,974
Total	$833,275	$1,361,247	$918,895	$700,846	$397,235	$369,518	$622,316	$653	$5,203,985
Total current period gross charge-offs	$6	$257	$314	$67	$390	$211	$3,939	$—	$5,184

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2022
Commercial, financial and agricultural
Risk Rating
1. Pass	$233,064	$148,033	$41,091	$28,269	$28,209	$48,631	$487,818	$1,015,240
2. Special Mention	2,732	28,220	9,623	8,104	26	—	19,829	68,534
3. Substandard	—	13	—	—	—	—	5,141	5,154
Total	$235,796	$176,266	$50,714	$36,373	$28,235	$48,631	$512,788	$1,088,928

Real estate-commercial
Risk Rating
1. Pass	$877,703	$680,432	$724,941	$332,702	$118,034	$208,974	$54,139	$2,996,925
2. Special Mention	869	8,173	11,582	944	85	3,002	1,838	26,493
3. Substandard	—	—	1,770	—	2,222	495	50	4,537
Total	$878,572	$688,605	$738,293	$333,646	$120,341	$212,471	$56,027	$3,027,955

Real estate-construction
Risk Rating
1. Pass	$243,983	$52,485	$8,341	$34,670	$191	$442	$30,223	$370,335
2. Special Mention	—	5,781	—	5,695	—	—	—	11,476
3. Substandard	—	—	—	—	—	—	—	—
Total	$243,983	$58,266	$8,341	$40,365	$191	$442	$30,223	$381,811

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$165,844	$128,669	$67,955	$39,794	$21,226	$23,324	$29,239	$476,051
2. Special Mention	—	—	247	—	—	941	—	1,188
3. Substandard	—	211	27	—	38	594	145	1,015
Total	$165,844	$128,880	$68,229	$39,794	$21,264	$24,859	$29,384	$478,254

Totals By Risk Rating
1. Pass	$1,520,594	$1,009,619	$842,328	$435,435	$167,660	$281,371	$601,419	$4,858,551
2. Special Mention	3,601	42,174	21,452	14,743	111	3,943	21,667	107,691
3. Substandard	—	224	1,797	—	2,260	1,089	5,336	10,706
Total	$1,524,195	$1,052,017	$865,577	$450,178	$170,031	$286,403	$628,422	$4,976,948

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2023 or 2022.

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2023. Loans and leases past due 90 days or more and loans and leases on nonaccrual status are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at December 31, 2023 and 2022.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2023
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$139,765	$328,383	$206,285	$128,157	$22,798	$79,296	$118	$904,802
2. Nonperforming	—	153	43	2,749	—	1,268	—	4,213
Total	$139,765	$328,536	$206,328	$130,906	$22,798	$80,564	$118	$909,015

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$511	$2,567	$510	$409	$165	$1,463	$172,541	$178,166
2. Nonperforming	—	—	—	—	—	—	1,116	1,116
Total	$511	$2,567	$510	$409	$165	$1,463	$173,657	$179,282
Current period gross charge-offs	$—	$—	$—	$—	$85	$—	$—	$85

Loans to individuals
Payment Performance
1. Performing	$1,831	$894	$530	$107	$48	$1,004	$23,298	$27,712
2. Nonperforming	—	—	—	—	—	37	—	37
Total	$1,831	$894	$530	$107	$48	$1,041	$23,298	$27,749
Current period gross charge-offs	$215	$82	$—	$5	$29	$21	$155	$507

Lease financings
Payment Performance
1. Performing	$110,832	$70,070	$41,392	$17,874	$5,681	$1,064	$—	$246,913
2. Nonperforming	11	104	88	19	36	12	—	270
Total	$110,843	$70,174	$41,480	$17,893	$5,717	$1,076	$—	$247,183
Current period gross charge-offs	$—	$174	$144	$71	$20	$1	$—	$410

Totals by Payment Performance
1. Performing	$252,939	$401,914	$248,717	$146,547	$28,692	$82,827	$195,957	$1,357,593
2. Nonperforming	11	257	131	2,768	36	1,317	1,116	5,636
Total	$252,950	$402,171	$248,848	$149,315	$28,728	$84,144	$197,073	$1,363,229
Total current period gross charge-offs	$215	$256	$144	$76	$134	$22	$155	$1,002

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2022
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$258,293	$211,638	$140,822	$23,827	$18,273	$75,126	$108	$728,087
2. Nonperforming	—	48	466	319	306	1,169	—	2,308
Total	$258,293	$211,686	$141,288	$24,146	$18,579	$76,295	$108	$730,395

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$2,945	$642	$491	$192	$205	$1,565	$169,870	$175,910
2. Nonperforming	—	—	—	—	157	3	629	789
Total	$2,945	$642	$491	$192	$362	$1,568	$170,499	$176,699

Loans to individuals
Payment Performance
1. Performing	$1,581	$857	$554	$247	$138	$1,340	$23,117	$27,834
2. Nonperforming	—	—	—	—	—	39	—	39
Total	$1,581	$857	$554	$247	$138	$1,379	$23,117	$27,873

Lease financings
Payment Performance
1. Performing	$94,430	$61,680	$33,468	$15,164	$5,569	$768	$—	$211,079
2. Nonperforming	41	56	17	21	90	11	—	236
Total	$94,471	$61,736	$33,485	$15,185	$5,659	$779	$—	$211,315

Totals by Payment Performance
1. Performing	$357,249	$274,817	$175,335	$39,430	$24,185	$78,799	$193,095	$1,142,910
2. Nonperforming	41	104	483	340	553	1,222	629	3,372
Total	$357,290	$274,921	$175,818	$39,770	$24,738	$80,021	$193,724	$1,146,282

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2023 or 2022.

Allowance for Credit Losses on Loan and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the years ended December 31, 2023, 2022 and 2021. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the year ended December 31, 2023.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance

For the Year Ended December 31, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$1,289	$(4,877)	$367	$13,699
Real estate-commercial	41,673	4,213	(50)	13	45,849
Real estate-construction	4,952	1,797	(207)	1	6,543
Real estate-residential secured for business purpose	7,054	1,503	(50)	185	8,692
Real estate-residential secured for personal purpose	3,685	2,664	—	—	6,349
Real estate-home equity secured for personal purpose	1,287	4	(85)	83	1,289
Loans to individuals	351	467	(507)	81	392
Lease financings	3,082	(157)	(410)	59	2,574
Total	$79,004	$11,780	$(6,186)	$789	$85,387

For the Year Ended December 31, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,538	$3,705	$(887)	$564	$16,920
Real estate-commercial	41,095	3,854	(3,282)	6	41,673
Real estate-construction	4,575	377	—	—	4,952
Real estate-residential secured for business purpose	6,482	517	—	55	7,054
Real estate-residential secured for personal purpose	2,403	1,282	—	—	3,685
Real estate-home equity secured for personal purpose	1,028	221	—	38	1,287
Loans to individuals	363	167	(255)	76	351
Lease financings	2,290	1,002	(245)	35	3,082
Unallocated	150	(150)	N/A	N/A	—
Total	$71,924	$10,975	$(4,669)	$774	$79,004

For the Year Ended December 31, 2021
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,584	$(30)	$(1,641)	$1,625	$13,538
Real estate-commercial	52,230	(11,339)	(594)	798	41,095
Real estate-construction	3,298	1,277	—	—	4,575
Real estate-residential secured for business purpose	7,317	(688)	(227)	80	6,482
Real estate-residential secured for personal purpose	3,055	(652)	—	—	2,403
Real estate-home equity secured for personal purpose	1,176	(212)	—	64	1,028
Loans to individuals	533	(35)	(240)	105	363
Lease financings	1,701	772	(311)	128	2,290
Unallocated	150	—	N/A	N/A	150
Total	$83,044	$(10,907)	$(3,013)	$2,800	$71,924
N/A – Not applicable

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at December 31, 2023 and 2022:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At December 31, 2023
Commercial, financial and agricultural	$692	$13,007	$13,699	$2,551	$987,172	$989,723
Real estate-commercial	20	45,829	45,849	5,709	3,297,089	3,302,798
Real estate-construction	1,075	5,468	6,543	6,067	388,395	394,462
Real estate-residential secured for business purpose	—	8,692	8,692	1,090	515,912	517,002
Real estate-residential secured for personal purpose	—	6,349	6,349	4,214	904,801	909,015
Real estate-home equity secured for personal purpose	—	1,289	1,289	1,116	178,166	179,282
Loans to individuals	—	392	392	—	27,749	27,749
Lease financings	—	2,574	2,574	—	247,183	247,183
Total	$1,787	$83,600	$85,387	$20,747	$6,546,467	$6,567,214
At December 31, 2022
Commercial, financial and agricultural	$2,765	$14,155	$16,920	$5,072	$1,083,856	$1,088,928
Real estate-commercial	—	41,673	41,673	4,537	3,023,418	3,027,955
Real estate-construction	—	4,952	4,952	—	381,811	381,811
Real estate-residential secured for business purpose	—	7,054	7,054	1,013	477,241	478,254
Real estate-residential secured for personal purpose	—	3,685	3,685	1,989	728,406	730,395
Real estate-home equity secured for personal purpose	—	1,287	1,287	740	175,959	176,699
Loans to individuals	—	351	351	—	27,873	27,873
Lease financings	—	3,082	3,082	—	211,315	211,315
Total	$2,765	$76,239	$79,004	$13,351	$6,109,879	$6,123,230
N/A – Not applicable

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the year ended December 31, 2023:

	For the Year Ended December 31,
	2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	2	$4,863	0.15%	$10
Total	2	$4,863		$10

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,741	0.05%	$—
Total	1	$1,741		$—
*Amortized cost excludes $15 thousand of accrued interest receivable on modified loans.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the year ended December 31, 2023:

	Term Extension
(Dollars in thousands)	No. of Loans	Financial Effect
For the Year Ended December 31, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	2	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amount for the borrowers.
Total	2

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Added a weighted-average 1.3 years to the life of loan, which reduced monthly payment amount for the borrower.
Total	1

The following presents, by class of loan, accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults within twelve months of the modification date for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,741
Total	1	$1,741

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months.

	At December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	$4,863	$—	$—	$4,863
Total	$4,863	$—	$—	$4,863
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	$—	$—	$1,741	$1,741
Total	$—	$—	$1,741	$1,741
As of December 31, 2023, the Bank had commitments to extend credit to borrowers in the above table.
The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at December 31, 2023 or 2022.

(Dollars in thousands)	At December 31, 2023	At December 31, 2022
Real estate-residential secured for personal purpose	$5,147	$822
Real estate-home equity secured for personal purpose	—	72
Total	$5,147	$894

The following presents foreclosed residential real estate property included in other real estate owned at December 31, 2023 or 2022.

(Dollars in thousands)	At December 31, 2023	At December 31, 2022
Foreclosed residential real estate	$79	$—

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At December 31, 2023	At December 31, 2022
2023	N/A	$75,900
2024	87,101	61,793
2025	74,002	45,738
2026	56,525	29,902
2027	36,944	13,091
2028	14,945	1,991
Thereafter	3,506	561
Total future minimum lease payments receivable	273,023	228,976
Plus: Unguaranteed residual	1,242	1,387
Plus: Initial direct costs	3,403	2,884
Less: Imputed interest	(30,485)	(21,932)
Lease financings	$247,183	$211,315

Note 6. Premises and Equipment

The following table reflects the components of premises, equipment and computer software:

	At December 31,
(Dollars in thousands)	2023	2022
Land and land improvements	$11,820	$11,772
Premises and improvements	51,515	51,191
Furniture, equipment and computer software	37,423	35,755
Total cost	100,758	98,718
Less: accumulated depreciation	(49,317)	(47,779)
Net book value	$51,441	$50,939

Note 7. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performs an annual test of goodwill for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of goodwill during 2021 through 2023.

Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2023 and 2022 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2021	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2022	138,476	15,434	21,600	175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2023	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also performs an annual test of core deposit and customer-related intangibles for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of core deposit and customer-related intangibles during 2021 through 2023.

The amortization of core deposit and customer-related intangibles for the years ended December 31, 2023, 2022 and 2021 was $845 thousand, $1.2 million and $965 thousand, respectively.

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2023			At December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,329	$459	$6,788	$5,939	$849
Customer-related intangibles	4,162	2,653	1,509	8,493	6,530	1,963
Servicing rights	30,850	21,868	8,982	28,904	20,332	8,572
Total amortized intangible assets	$41,800	$30,850	$10,950	$44,185	$32,801	$11,384
(1) Included within accumulated amortization is a valuation allowance of $98 thousand and $5 thousand on servicing rights at December 31, 2023 and 2022, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2024		$648
2025		469
2026		319
2027		216
2028		161
Thereafter		155
Total		$1,968

The aggregate fair value of servicing rights was $17.7 million and $16.8 million at December 31, 2023 and 2022, respectively. The fair value of these rights was determined using a discount rate of 12.3% at December 31, 2023 and a range of 10.1% to 12.0% at December 31, 2022.

Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Beginning of period	$8,572	$7,878	$6,408
Servicing rights capitalized	1,946	2,344	4,206
Amortization of servicing rights	(1,443)	(1,658)	(2,810)
Changes in valuation allowance	(93)	8	74
End of period	$8,982	$8,572	$7,878
Loans serviced for others	$1,630,032	$1,503,149	$1,428,020
Activity in the valuation allowance for servicing rights are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Valuation allowance, beginning of period	$(5)	$(13)	$(87)
Additions	(93)	—	—
Reductions	—	8	74
Valuation allowance, end of period	$(98)	$(5)	$(13)

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousand)	Amount
2024		$1,168
2025		1,035
2026		914
2027		806
2028		631
Thereafter		4,428
Total		$8,982

Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2023	2022
Other real estate owned	$19,032	$19,258
Accrued interest receivable	27,872	22,463
Accrued income and other receivables	4,534	8,809
Retirement plans	3,409	—
Fair market value of derivative financial instruments	717	148
Other prepaid expenses	9,662	9,487
Current income tax receivable	551	—
Net deferred tax assets	21,793	24,129
Other	7,633	6,068
Total accrued interest receivable and other assets	$95,203	$90,362

Note 9. Deposits

Deposits and their respective weighted average interest rate at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023		2022
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,468,320	—%	$2,047,263
Demand deposits	3.34	2,973,784	2.02	2,321,748
Savings deposits	0.48	779,885	0.25	1,025,431
Time deposits	4.22	1,153,792	2.07	519,084
Total	2.38%	$6,375,781	1.02%	$5,913,526

Deposits are insured up to applicable limits set by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $187.0 million at December 31, 2023 and $95.0 million at December 31, 2022.

At December 31, 2023, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Due in 2024		$515,980
Due in 2025		366,050
Due in 2026		69,198
Due in 2027		68,698
Due in 2028		132,277
Thereafter		1,589
Total		$1,153,792

Note 10. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2023
Short-term borrowings:
FHLB borrowings	$—	—%	$265,400	$75,685	5.23%
Federal funds purchased	—	—	125,000	58,926	5.31
Customer repurchase agreements	6,306	0.05	21,181	14,165	0.05

Long-term debt:
FHLB advances	$310,000	3.73%	$320,000	$263,877	3.59%
Subordinated notes	148,761	6.08	148,761	148,507	6.14

2022
Short-term borrowings:
FHLB borrowings	$125,000	4.45%	$125,000	$20,397	3.12%
Federal funds purchased	60,000	4.63	70,000	23,091	3.22
Customer repurchase agreements	12,141	0.05	25,176	16,980	0.05

Long-term debt:
FHLB advances	$95,000	1.34%	$95,000	$95,000	1.35%
Subordinated notes	148,260	6.09	148,260	105,356	5.50

The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $3.2 billion and $2.9 billion at December 31, 2023 and 2022, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2023 and 2022, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.1 billion and $690.5 million, respectively, which were utilized to collateralize public fund deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank's qualifying collateral assets as well as the FHLB's internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.7 billion and $1.9 billion at December 31, 2023 and 2022, respectively.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $183.3 million and $98.1 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At December 31, 2023 and 2022, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.4 billion and $3.0 billion of total committed borrowing capacity at December 31, 2023 and 2022, respectively, of which $1.9 billion and $2.1 billion was available as of December 31, 2023 and 2022, respectively. The Corporation, through the Bank, also maintained unused uncommitted funding sources from correspondent banks of $369.0 million and $410.0 million at December 31, 2023 and 2022, respectively, of which $369.0 million and $350.0 million were unused as of December 31, 2023 and 2022, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2022	Weighted Average Rate
2024	$85,000	2.10%
2025	75,000	4.46
2026	100,000	4.29
2027	25,000	3.99
2028	25,000	4.61
Thereafter	—	—
Total	$310,000	3.73%

Subordinated Notes
On August 5, 2020, the Corporation issued $100.0 million aggregate principal amount of 5.00% fixed-to-floating rate subordinated notes due 2030 (the "2020 Notes") in an underwritten public offering. The net proceeds of the offering approximated $98.4 million. The 2020 Notes bear interest at a fixed rate of 5.00%, payable semi-annually in arrears. The last interest payment date for the fixed rate period will be August 15, 2025. From and including August 15, 2025 to, but excluding, August 15, 2030 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the expected Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 495.2 basis points, payable quarterly in arrears, commencing on November 15, 2025. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate will be deemed to be zero. The Corporation may redeem the 2020 Notes (i) in whole or in part beginning with the interest payment date of August 15, 2025, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time within 90 days upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.

On November 15, 2022, the Corporation issued $50.0 million aggregate principal amount of 7.25% fixed-to-floating rate subordinated notes due 2032 (the "2022 Notes") in an underwritten public offering. The net proceeds of the offering approximated $49.0 million. The 2022 Notes bear interest at a fixed rate of 7.25%, payable semi-annually in arrears. The last interest payment date for the fixed rate period will be November 15, 2027. From and including November 15, 2027 to, but excluding, November 15, 2032 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the expected Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 309.8 basis points, payable quarterly in arrears, commencing on February 15, 2028. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate will be deemed to be zero. The Corporation may redeem the 2022 Notes (i) in whole or in part beginning with the interest payment date of November 15, 2027, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time within 90 days upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.

Subordinated notes qualify as Tier 2 capital for regulatory capital purposes for the first five years of the notes' terms. The Tier 2 capital benefit is phased out at 20% per year after the fifth year (from years six to ten) and have no benefit in the tenth year.

Note 11. Accrued Interest Payable and Other Liabilities

The following table provides the details of accrued interest payable and other liabilities:

	At December 31,
(Dollars in thousands)	2023	2022
Accrued compensation costs	$12,424	$17,001
Retirement plans	2,475	2,950
Accrued interest payable	16,966	5,308
Accrued expenses and other payables	5,772	4,667
Other reserves	4,458	5,007
Contingent consideration liability	1,224	1,765
Other liabilities fair value of derivative financial instruments	6,393	9,007
Current income taxes payable	—	2,197
Accounts payable	11,759	9,148
Other	4,250	1,386
Total accrued interest payable and other liabilities	$65,721	$58,436
Note 12. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statement of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current:
Federal	$16,775	$18,188	$17,611
State	1,520	1,447	1,365
Deferred:
Federal	(609)	(458)	3,440
State	(101)	(87)	113
	$17,585	$19,090	$22,529

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2023	2022	2021
Expected provision at statutory rate	21.0%	21.0%	21.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(1.9)	(1.7)	(1.6)
Increase in value of bank owned life insurance assets	(0.8)	(0.8)	(0.7)
Stock-based compensation	(0.2)	(0.2)	(0.2)
State income taxes, net of federal benefits	1.2	1.1	1.0
Changes in valuation allowance	0.2	0.7	0.2
Federal benefit of state deferred tax asset revaluation	—	(0.8)	—
Other	0.3	0.3	—
Effective tax rate	19.8%	19.6%	19.7%

On August 16, 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA included climate and energy provisions, introduced a 15% corporate alternative minimum tax ("CAMT") on corporations whose average annual adjusted financial statement income exceeds $1 billion, and a 1% excise tax on stock repurchases made by publicly traded US corporations. Most provisions above are effective for tax years beginning after December 31, 2022. The Corporation has concluded its analysis of these provisions as of December 31, 2022 and determined they did not have a material impact of the Corporation's income taxes for 2022.

On July 8, 2022, the Commonwealth of Pennsylvania enacted a corporate income tax rate reduction. Beginning January 1, 2023, the corporate income tax rate decreases 1% for 2023 and will decrease 0.5% each year until it reaches 4.99% in 2031. As such, the Corporation revalued the deferred tax assets associated with the Commonwealth and adjusted the associated valuation allowance established against those deferred tax assets.

Retained earnings included $6.0 million at December 31, 2023, 2022 and 2021, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.

At December 31, 2023 and 2022, the Corporation had no material unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the Commonwealth of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2020. As of December 31, 2023, the Corporation is no longer under examination by the state of Wisconsin for the tax years ended December 31, 2017 through 2020 and no material adjustments were issued as the result of the audit.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.

The Corporation has a state net operating loss carry-forward of $95.8 million which will begin to expire in 2024 if not utilized. A valuation allowance at December 31, 2023 and 2022 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation's deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses, loans and leases	$18,838	$17,343
Deferred compensation	1,795	1,959
Actuarial adjustments on retirement benefits*	3,126	4,043
State net operating losses	3,778	3,348
Other-than-temporary impairments on equity securities	99	98
Net unrealized holding losses on securities available-for-sale and swaps*	10,342	12,471
Lease liability	7,687	7,275
Other deferred tax assets	2,577	2,016
Gross deferred tax assets	48,242	48,553
Valuation allowance	(3,527)	(2,975)
Total deferred tax assets, net of valuation allowance	44,715	45,578
Deferred tax liabilities:
Mortgage servicing rights	1,885	1,785
Retirement plans	4,719	4,907
Deferred loan fees and costs	1,539	897
Acquisition-related fair value adjustments	779	902
Intangible assets	4,349	3,742
Depreciation	1,534	1,575
Right of use asset	7,013	6,596
Other deferred tax liabilities	1,104	1,045
Total deferred tax liabilities	22,922	21,449
Net deferred tax assets	$21,793	$24,129
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 13. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$47,279	$57,698	$2,524	$3,536
Service cost	532	558	76	123
Interest cost	2,365	1,573	129	96
Actuarial gain (loss)	1,436	(9,776)	(427)	(1,136)
Benefits paid	(2,835)	(2,774)	(93)	(95)
Benefit obligation at end of year	$48,777	$47,279	$2,209	$2,524

Change in plan assets:
Fair value of plan assets at beginning of year	$49,399	$60,479	$—	$—
Actual return (loss) on plan assets	7,627	(8,463)	—	—
Benefits paid	(2,835)	(2,774)	(93)	(95)
Employer contribution and non-qualified benefit payments	157	157	93	95
Fair value of plan assets at end of year	$54,348	$49,399	$—	$—
Funded status	5,571	2,120	(2,209)	(2,524)
Unrecognized net actuarial loss (gain)	15,715	19,851	(784)	(371)
Net amount recognized	$21,286	$21,971	$(2,993)	$(2,895)

The net actuarial loss (gain) for December 31, 2023 and 2022 was the result of changes in the discount rate, interest crediting rate, cash balance conversion rate and driven by mortality gains on inactive lives.

Components of net periodic benefit cost (income) were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2023	2022	2021	2023	2022	2021
Service cost	$532	$558	$567	$76	$123	$143
Interest cost	2,365	1,573	1,431	129	96	85
Expected loss on plan assets	(3,056)	(3,756)	(3,656)	—	—	—
Amortization of net actuarial loss (gain)	1,001	817	1,269	(16)	56	47
Net periodic benefit cost (income)	$842	$(808)	$(389)	$189	$275	$275

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the consolidated statement of income.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2024:
Amortization (accretion) of net actuarial loss (gain)	$701	$(113)

During 2024, the Corporation expects to contribute approximately $156 thousand to the Retirement Plans and approximately $112 thousand to Other Postretirement Benefit Plans.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2024	$3,158	$112
2025	3,175	115
2026	3,247	120
2027	3,272	126
2028	3,284	130
Years 2029-2033	16,542	707
Total	$32,678	$1,310
Weighted-average assumptions used to determine benefit obligations at December 31, 2023 and 2022 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Assumed discount rate	5.0%	5.2%	5.0%	5.2%
Assumed salary increase rate	3%-6%	3%-6%	—	—

The benefit obligation for all plans at December 31, 2023 was based on the Pri-2012 White Collar Dataset Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate is based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2023 and 2022 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Assumed discount rate	5.2%	2.8%	5.2%	2.8%
Assumed long-term rate of investment return	6.5%	6.5%	—	—
Assumed salary increase rate	3%-6%	3%-6%	—	—
Assumed cash balance interest crediting rate	4.8%	2.6%	—	—

The net periodic costs for the years ended December 31, 2023 and 2022 was based on the Pri-2012 White Collar Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate was based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

The Corporation's pension plan asset allocation at December 31, 2023 and 2022, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2023	2022
Asset Category:
Equity securities	64%	62%
Debt securities	34	36
Other	2	2
Total	100%	100%

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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2023	2022
Level 1:
Mutual funds	$35,554	$32,982
Short-term investments	1,208	1,187
U.S. treasury bonds	243	—
Level 2:
U.S. government obligations	7,699	6,629
Corporate bonds	6,937	5,427
Certificates of deposit	2,707	3,174
Total fair value of plan assets	$54,348	$49,399

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan was $2.2 million, $2.1 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan ("SNQPP"), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. The Corporation recorded income of $15 thousand for the SNQPP for the year ended December 31, 2023 and expense of $174 thousand and $112 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 14. Stock-Based Incentive Plan

On April 26, 2023, the 2023 Equity Incentive Plan (the "Plan") was approved by shareholders at the Corporation's annual meeting. This Plan replaced the Amended and Restated Univest 2013 Long-Term Incentive Plan, which expired in April 2023.

Under the Plan, the Corporation may grant up to 1,200,000 options and restricted stock awards and units to employees and non-employee directors, subject to adjustment, as described in the Plan. The Plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years. There were 1,195,500 shares available for future grants at December 31, 2023 under the Plan. At December 31, 2023, there were 269,914 options to purchase common stock and 392,548 unvested restricted stock units outstanding under the Plan.

The following is a summary of the Corporation's stock option activity and related information for the year ended December 31, 2023:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2023
Outstanding at December 31, 2022	294,111	$26.11
Forfeited	(17,987)	28.34
Exercised	(6,210)	18.48
Outstanding at December 31, 2023	269,914	26.14	3.2	$182
Exercisable at December 31, 2023	269,914	26.14	3.2	182

The Corporation did not issue stock options during the years ended December 31, 2023, 2022 or 2021.

The following is a summary of nonvested restricted stock units at December 31, 2023 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2022	408,264	$25.57
Granted	217,929	24.88
Added by performance factor	814	19.20
Vested	(181,508)	22.21
Cancelled/forfeited	(52,951)	26.96
Nonvested stock units at December 31, 2023	392,548	26.54

Certain information regarding restricted stock awards and units is summarized below for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Restricted stock units granted	217,929	186,360	155,607
Weighted average grant date fair value	$24.88	$28.06	$27.81
Intrinsic value of units granted	$5,423	$5,229	$4,328
Restricted stock awards and units vested	181,508	124,167	87,075
Weighted average grant date fair value	$22.21	$23.53	$22.71
Intrinsic value of awards and units vested	$4,512	$3,519	$2,391
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at December 31, 2023 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$5,447	1.8

The following table presents information related to the Corporation's compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Stock-based compensation expense:
Stock options	$—	$—	$62
Restricted stock awards and units	4,194	4,120	3,636
Employee stock purchase plan	104	100	91
Total	$4,298	$4,220	$3,789
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$702	$666	$551

There were no significant modifications or accelerations to options, restricted stock awards or restricted stock units during the period 2021 through 2023.

Note 15. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$(1,379)	$(421)	$(20,344)	$(22,144)
Other comprehensive income	163	262	5,366	5,791
Balance, December 31, 2021	(1,216)	(159)	(14,978)	(16,353)
Other comprehensive loss	(38,850)	(6,672)	(229)	(45,751)
Balance, December 31, 2022	(40,066)	(6,831)	(15,207)	(62,104)
Other comprehensive income	5,745	2,265	3,448	11,458
Balance, December 31, 2023	$(34,321)	$(4,566)	$(11,759)	$(50,646)

Note 16. Leases

The following table provides information with respect to the Corporation's operating leases:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Operating lease cost	$4,152	$3,693
Short-term lease cost	13	12
Total lease cost	$4,165	$3,705
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$3,890	$3,575

	At December 31, 2023	At December 31, 2022
Weighted-average remaining lease term in years	11.4	12.5
Weighted-average discount rate	3.92%	4.15%

At December 31, 2023, maturities of lease liabilities are as follows:

Year	(Dollars in thousands)	Amount
2024		$4,659
2025		4,275
2026		4,269
2027		4,075
2028		3,714
Thereafter		23,026
Total lease payments		44,018
Less: imputed interest		(9,167)
Present value of lease liabilities		$34,851

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

Performance letters of credit and standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The Corporation's exposure to credit loss is essentially the same as the risk involved in extending loans to customers. At December 31, 2023, the maximum potential amount of future payments under letters of credit was $67.2 million. The carrying amount of the contingent obligation at December 31, 2023 was $310 thousand.

The following schedule summarizes the Corporation's off-balance sheet financial instruments at December 31, 2023:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,719,011
Performance letters of credit	26,201
Financial standby letters of credit	40,950

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2023, the reserve for sold mortgages was $341 thousand.

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At December 31, 2023 and 2022, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $5.8 million and $8.6 million, respectively. At December 31, 2023 and 2022, approximately $3.7 million and $4.0 million, net of tax, which is recorded in accumulated other comprehensive loss, is expected to be reclassified into earnings during the next twelve months, respectively. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2023.

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

At December 31, 2023, the Corporation had exposure to 133 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $862.8 million and remaining maturities ranging from 4 months to 11 years. At December 31, 2023, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $186 thousand. At December 31, 2023, the fair value of the swaps to the customers was a net gain of $56.3 million. At December 31, 2023, the Corporation's credit exposure related to the customer totaled $2.2 million.

The maximum potential payments by the Corporation to the third-party financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and the agreement does not provide for a limitation of the maximum potential payment amount.

Mortgage Banking Derivatives

Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation's derivative loan commitments are commitments to sell loans secured by 1- to 4-family residential properties whose predominant risk characteristic is interest rate risk.

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2023 and 2022. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$5,779
Total	$250,000		$—		$5,779
At December 31, 2022
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$8,647
Total	$250,000		$—		$8,647

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2023 and 2022:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2023
Credit derivatives	$862,756		$—	Other liabilities	$186
Interest rate locks with customers	21,174	Other assets	717		—
Forward loan sale commitments	32,811		—	Other liabilities	427
Total	$916,741		$717		$613
At December 31, 2022
Credit derivatives	$815,469		$—	Other liabilities	$360
Interest rate locks with customers	10,269	Other assets	119		—
Forward loan sale commitments	15,306	Other assets	29		—
Total	$841,044		$148		$360

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2023	2022	2021
Interest rate swaps—cash flow hedge—net interest payments	Interest expense (income)	$5,593	$(521)	$304
Total net (loss) gain		$(5,593)	$521	$(304)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2023	2022	2021
Credit derivatives	Other noninterest income	$1,167	$2,871	$2,251
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	597	(646)	(2,129)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(456)	(58)	839
Total net gain		$1,308	$2,167	$961

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2023 and 2022:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2023	2022
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(4,566)	$(6,831)
Total		$(4,566)	$(6,831)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation's review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service's evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2023.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022, classified using the fair value hierarchy:

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$2,301	$—	$2,301
Residential mortgage-backed securities	—	264,552	—	264,552
Collateralized mortgage obligations	—	2,001	—	2,001
Corporate bonds	—	82,699	—	82,699
Total available-for-sale securities	—	351,553	—	351,553
Equity securities:
Equity securities - financial services industry	764	—	—	764
Money market mutual funds	2,529	—	—	2,529
Total equity securities	3,293	—	—	3,293
Loans held for sale	—	11,637	—	11,637
Interest rate locks with customers*	—	717	—	717
Total assets	$3,293	$363,907	$—	$367,200
Liabilities:
Contingent consideration liability	$—	$—	$1,224	$1,224
Interest rate swaps*	—	5,779	—	5,779
Credit derivatives*	—	—	186	186
Forward loan sale commitments*	—	427	—	427
Total liabilities	$—	$6,206	$1,410	$7,616
*Such financial instruments are recorded at fair value as further described in Note 18, "Derivative Instruments and Hedging Activities."
The $186 thousand of credit derivatives liability represents the Credit Valuation Adjustment ("CVA"), which is obtained from real-time financial market data, of 133 interest rate swaps with a current notional amount of $862.8 million. The December 31, 2023 CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the year ended December 31, 2023, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $1.2 million at December 31, 2023. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.3 million through the period ending November 30, 2024.

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
The $360 thousand of credit derivatives liability represents the CVA, which is obtained from real-time financial market data, of 127 interest rate swaps with a current notional amount of $815.5 million. The December 31, 2022 CVA assumes a zero-deal recovery percentage based on the most recent index credit curve.

The contingent consideration liability resulting from the acquisition was $1.6 million, which was calculated using a discount rate of 8.3%. The potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.9 million over the three-year period ending November 30, 2024.

The following table includes a rollforward of loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Payments received	Increase in value	Balance at December 31, 2023
Credit derivatives	(360)	(988)	—	1,162	(186)
Net total	$(360)	$(988)	$—	$1,162	$(186)

	For the Year Ended December 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Additions	Payments received	Increase in value	Balance at December 31, 2022
Loans	48	—	(48)	—	—
Credit derivatives	(381)	(2,850)	—	2,871	(360)
Net total	$(333)	$(2,850)	$(48)	$2,871	$(360)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2023
Paul I. Sheaffer Insurance Agency	$1,765	$—	$635	$94	$1,224
Total contingent consideration liability	$1,765	$—	$635	$94	$1,224

	For the Year Ended December 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2022
Paul I. Sheaffer Insurance Agency	1,629	—	—	136	1,765
Total contingent consideration liability	$1,629	$—	$—	$136	$1,765

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of loans held for investment analyzed on an individual basis. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2023 and 2022:

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$18,960	$18,960
Other real estate owned	—	—	19,032	19,032
Total	$—	$—	$37,992	$37,992

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,586	$10,586
Other real estate owned	—	—	19,258	19,258
Total	$—	$—	$29,844	$29,844

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation's consolidated balance sheet but for which the fair value is required to be disclosed at December 31, 2023 and 2022. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$249,799	$—	$—	$249,799	$249,799
Held-to-maturity securities	—	128,277	—	128,277	145,777
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	40,499
Net loans and leases held for investment	—	—	6,290,455	6,290,455	6,462,867
Servicing rights	—	—	17,724	17,724	8,982
Total assets	$249,799	$128,277	$6,308,179	$6,686,255	$6,907,924
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,221,989	$—	$—	$5,221,989	$5,221,989
Time deposits	—	1,153,775	—	1,153,775	1,153,792
Total deposits	5,221,989	1,153,775	—	6,375,764	6,375,781
Short-term borrowings	6,306	—	—	6,306	6,306
Long-term debt	—	310,817	—	310,817	310,000
Subordinated notes	—	140,500	—	140,500	148,761
Total liabilities	$5,228,295	$1,605,092	$—	$6,833,387	$6,840,848

	At December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$152,799	$—	$—	$152,799	$152,799
Held-to-maturity securities	—	134,068	—	134,068	154,727
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	33,841
Net loans and leases held for investment	—	—	5,912,050	5,912,050	6,033,640
Servicing rights	—	—	16,826	16,826	8,572
Total assets	$152,799	$134,068	$5,928,876	$6,215,743	$6,383,579
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,394,442	$—	$—	$5,394,442	$5,394,442
Time deposits	—	503,576	—	503,576	519,084
Total deposits	5,394,442	503,576	—	5,898,018	5,913,526
Short-term borrowings	—	197,141	—	197,141	197,141
Long-term debt	—	91,926	—	91,926	95,000
Subordinated notes	—	147,250	—	147,250	148,260
Total liabilities	$5,394,442	$939,893	$—	$6,334,335	$6,353,927

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2023, individually analyzed loans held for investment had a carrying amount of $20.7 million with a valuation allowance of $1.8 million. At December 31, 2022, individually analyzed loans held for investment had a carrying amount of $13.4 million with a valuation allowance of $2.8 million. The Corporation had no individually analyzed leases at December 31, 2023 or 2022.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2023, servicing rights had a net carrying amount of $9.1 million, which included a valuation allowance of $98 thousand. At December 31, 2022, servicing rights had a net carrying amount of $8.6 million, which included a valuation allowance of $5 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performed its annual test of goodwill for impairment during the fourth quarter of 2023 and concluded there was no impairment of goodwill. There was no impairment of goodwill recorded during 2021 through 2022. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2023 and concluded there was no impairment of other intangible assets. There was no impairment of other identifiable intangible assets recorded during 2021 through 2022.

Other real estate owned: Other real estate owned ("OREO") represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. At December 31, 2023 and 2022, OREO had a carrying amount of $19.0 million and $19.3 million, respectively. During the year ended December 31, 2023, one property was transferred to OREO with a carrying value of $79 thousand and a commercial real estate property with a carrying value of $257 thousand was sold. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

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

Note 20. Share Repurchase Plan

The Corporation may repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operation. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. During the years ended December 31, 2023 and 2022, the Corporation repurchased 26,485 and 450,000 shares, respectively, of common stock at a cost of $462 thousand and $11.4 million, respectively, under the Corporation's share repurchase program. During the year ended December 31, 2021, there were no repurchases of common stock under the Corporation's share repurchase program. At December 31, 2023, there were 1,229,174 shares available to be repurchased under the program.

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

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements for 2023.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2023 and December 31, 2022 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$953,889	13.90%	$549,160	8.00%	$686,450	10.00%
Bank	810,449	11.86	546,782	8.00	683,478	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	411,870	6.00	549,160	8.00
Bank	731,799	10.71	410,087	6.00	546,782	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	308,903	4.50	446,193	6.50
Bank	731,799	10.71	307,565	4.50	444,260	6.50
Tier 1 Capital (to Average Assets):
Corporation	726,478	9.36	310,520	4.00	388,150	5.00
Bank	731,799	9.45	309,753	4.00	387,191	5.00
At December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$894,343	13.67%	$523,498	8.00%	$654,372	10.00%
Bank	740,936	11.35	522,370	8.00	652,962	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	392,623	6.00	523,498	8.00
Bank	673,256	10.31	391,777	6.00	522,370	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	678,403	10.37	294,467	4.50	425,342	6.50
Bank	673,256	10.31	293,833	4.50	424,426	6.50
Tier 1 Capital (to Average Assets):
Corporation	678,403	9.81	276,586	4.00	345,732	5.00
Bank	673,256	9.76	276,014	4.00	345,017	5.00

At December 31, 2023 and December 31, 2022, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At December 31, 2023, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank's category.

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

Additionally, in March 2020, the Office of the Comptroller of the Currency, the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule ("IFR") designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of the then-recent strains on the U.S. economy as a result of the coronavirus ("COVID-19"). The 2020 CECL IFR allows corporations that adopt CECL before December 31, 2020 to defer 100 percent of the day-one transitional amounts described above through December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allows electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.

The Corporation adopted the transition guidance and the 2020 CECL IFR relief and applied these effects to regulatory capital.

Dividends and Other Restrictions

The primary sources of the Corporation's dividends paid to its shareholders is from cash held at the Corporation and the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2024 without approval of the Federal Reserve Board of Governors of approximately $130.7 million plus an additional amount equal to the Bank's net profits for 2024 up to the date of any such dividend declaration.

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

Note 22. Related Party Transactions

In the ordinary course of business, the Corporation has made loans and commitments to extend credit to certain directors and executive officers of the Corporation and companies in which directors have an interest ("Related Parties"). These loans and commitments have been made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with customers not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable terms.

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2023:

(Dollars in thousands)
Balance at January 1, 2023	$—
Additions	45
Amounts collected and other reductions	(45)
Balance at December 31, 2023	$—

The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2023
Commitments to extend credit	$130
Deposits received	801
During 2023, the Corporation paid $150 thousand and $692 thousand in capital contributions to NewSpring Mezzanine Capital IV, LP and NewSpring Mezzanine Capital V, LP, respectively, in the normal course of business in substantially the same terms as available for others. Anne Vazquez, an alternate director of the Corporation, is a General Partner of NewSpring Capital, LLC and NewSpring Mezzanine Capital.

Note 23. Segment Reporting

At December 31, 2023, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.

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

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2023, 2022 and 2021.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2023
Interest income	$371,625	$67	$—	$38	$371,730
Interest expense	142,608	—	—	9,125	151,733
Net interest income (expense)	229,017	67	—	(9,087)	219,997
Provision for credit losses	10,770	—	—	—	10,770
Noninterest income	28,416	26,802	21,501	105	76,824
Noninterest expense	158,481	20,217	15,894	2,770	197,362
Intersegment (revenue) expense*	(945)	459	486	—	—
Income (expense) before income taxes	89,127	6,193	5,121	(11,752)	88,689
Income tax expense (benefit)	18,440	768	1,128	(2,751)	17,585
Net income (loss)	$70,687	$5,425	$3,993	$(9,001)	$71,104
Total assets	$7,656,154	$57,715	$48,535	$18,224	$7,780,628
Net capital expenditures	$4,193	$19	$156	$479	$4,847

For the Year Ended December 31, 2022
Interest income	$252,136	$20	$—	$37	$252,193
Interest expense	28,098	—	—	5,798	33,896
Net interest income (expense)	224,038	20	—	(5,761)	218,297
Provision for credit losses	12,198	—	—	—	12,198
Noninterest income	30,339	27,698	19,930	(82)	77,885
Noninterest expense	151,700	17,704	15,747	1,623	186,774
Intersegment (revenue) expense*	(1,732)	843	889	—	—
Income (expense) before income taxes	92,211	9,171	3,294	(7,466)	97,210
Income tax expense (benefit)	18,754	1,641	678	(1,983)	19,090
Net income (loss)	$73,457	$7,530	$2,616	$(5,483)	$78,120
Total assets	$7,104,727	$58,239	$44,728	$14,322	$7,222,016
Net capital expenditures	$(2,474)	$534	$82	$234	$(1,624)

For the Year Ended December 31, 2021
Interest income	$209,697	$—	$—	$34	$209,731
Interest expense	14,199	—	—	7,149	21,348
Net interest income (expense)	195,498	—	—	(7,115)	188,383
Reversal of provision for credit losses	(10,132)	—	—	—	(10,132)
Noninterest income	38,419	27,506	16,997	302	83,224
Noninterest expense	133,134	17,513	12,971	3,791	167,409
Intersegment (revenue) expense*	(1,292)	656	636	—	—
Income (expense) before income taxes	112,207	9,337	3,390	(10,604)	114,330
Income tax expense (benefit)	22,574	1,916	707	(2,668)	22,529
Net income (loss)	$89,633	$7,421	$2,683	$(7,936)	$91,801
Total assets	$7,005,952	$54,076	$40,649	$21,744	$7,122,421
Net capital expenditures	$5,772	$17	$20	$69	$5,878
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. These expenses are generally allocated based upon number of employees and square footage utilized.

Note 24. Revenue from Contracts with Customers

The following tables disaggregate the Corporation's revenue by major source and reportable segment for the years ended December 31, 2023, 2022 and 2021.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2023
Net interest income (1)	$229,017	$67	$—	$(9,087)	$219,997

Noninterest income:
Trust fee income	—	7,732	—	—	7,732
Service charges on deposit accounts	7,048	—	—	—	7,048
Investment advisory commission and fee income	—	18,864	—	—	18,864
Insurance commission and fee income	—	—	21,043	—	21,043
Other service fee income (2)	11,717	206	458	—	12,381
Bank owned life insurance income (1)	3,067	—	—	118	3,185
Net gain on mortgage banking activities (1)	3,689	—	—	—	3,689
Other income (2)	2,895	—	—	(13)	2,882
Total noninterest income	$28,416	$26,802	$21,501	$105	$76,824

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2022
Net interest income (1)	$224,038	$20	$—	$(5,761)	$218,297

Noninterest income:
Trust fee income	—	7,743	—	—	7,743
Service charges on deposit accounts	6,175	—	—	—	6,175
Investment advisory commission and fee income	—	19,748	—	—	19,748
Insurance commission and fee income	—	—	19,065	—	19,065
Other service fee income (2)	11,353	207	865	—	12,425
Bank owned life insurance income (1)	3,672	—	—	115	3,787
Net gain on sales of investment securities (1)	30	—	—	—	30
Net gain on mortgage banking activities (1)	4,412	—	—	—	4,412
Other income (2)	4,697	—	—	(197)	4,500
Total noninterest income	$30,339	$27,698	$19,930	$(82)	$77,885

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2021
Net interest income (1)	$195,498	$—	$—	$(7,115)	$188,383

Noninterest income:
Trust fee income	—	8,403	—	—	8,403
Service charges on deposit accounts	5,504	—	—	—	5,504
Investment advisory commission and fee income	—	18,936	—	—	18,936
Insurance commission and fee income	—	—	16,357	—	16,357
Other service fee income (2)	9,468	167	640	—	10,275
Bank owned life insurance income (1)	3,869	—	—	112	3,981
Net gain on sales of investment securities (1)	145	—	—	—	145
Net gain on mortgage banking activities (1)	15,141	—	—	—	15,141
Other income (2)	4,292	—	—	190	4,482
Total noninterest income	$38,419	$27,506	$16,997	$302	$83,224

(1)Net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives are excluded from the scope of FASB ASC 606 "Revenue from Contracts with Customers" ("FASB ASC 606"). Noninterest income streams that are out of scope of FASB ASC 606 include bank owned life insurance income, sales of investment securities and mortgage banking activities.

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

Note 25. Condensed Financial Information - Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2023	2022
Assets:
Cash	$117,345	$129,923
Interest-earning deposits with other banks	321	283
Cash and cash equivalents	117,666	130,206
Investments in securities	763	781
Investments in subsidiaries, at equity in net assets:
Bank	856,289	786,560
Non-banks	—	—
Other assets	17,139	13,258
Total assets	$991,857	$930,805
Liabilities:
Subordinated notes	$148,761	$148,260
Other liabilities	3,888	6,045
Total liabilities	152,649	154,305
Shareholders' equity:	839,208	776,500
Total liabilities and shareholders' equity	$991,857	$930,805

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2023	2022	2021
Dividends from Bank	$18,386	$23,303	$57,526
Dividends from non-bank	—	—	—
Other income	25,000	28,630	23,009
Total operating income	43,386	51,933	80,535
Interest expense	9,125	5,798	7,149
Operating expenses	27,627	30,297	26,464
Income before income tax benefit and equity in undistributed income of subsidiaries	6,634	15,838	46,922
Income tax benefit	(2,751)	(1,983)	(2,668)
Income before equity in undistributed income of subsidiaries	9,385	17,821	49,590
Equity in undistributed income of subsidiaries:
Bank	61,719	60,299	42,211
Non-banks	—	—	—
Net income	$71,104	$78,120	$91,801

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2023	2022	2021
Cash flows from operating activities:
Net income	$71,104	$78,120	$91,801
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(61,719)	(60,299)	(42,211)
Bank owned life insurance income	(118)	(116)	(111)
Depreciation of premises and equipment	342	346	304
Stock based compensation	4,194	4,120	3,698
Contributions to pension and other postretirement benefit plans	(250)	(252)	(265)
(Increase) decrease in other assets	(4,526)	7,561	(5,654)
Increase (decrease) in other liabilities	2,975	(4,256)	2,510
Net cash provided by operating activities	12,002	25,224	50,072
Cash flow from investing activities:
Investments in subsidiaries	—	(10,000)	—
Proceeds from sales of securities	—	1	—
Other, net	(478)	(272)	(68)
Net cash used in investing activities	(478)	(10,271)	(68)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	49,051	—
Repayment of subordinated debt	—	—	(85,000)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,232)	(903)	(355)
Purchases of treasury stock	(462)	(11,381)	(295)
Stock issued under dividend reinvestment and employee stock purchase plans	2,565	2,541	2,384
Proceeds from exercise of stock options	115	698	2,058
Cash dividends paid	(25,050)	(24,607)	(23,575)
Net cash (used in) provided by financing activities	(24,064)	15,399	(104,783)
Net (decrease) increase in cash and due from financial institutions	(12,540)	30,352	(54,779)
Cash and cash equivalents at beginning of year	130,206	99,854	154,633
Cash and cash equivalents at end of period	$117,666	$130,206	$99,854
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,625	$5,000	$6,929
Income tax, net of refunds received	15,266	10,989	18,130

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023.

Management's Report on Internal Control over Financial Reporting

The management of Univest Financial Corporation (the "Corporation") is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2023, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management concluded that, as of December 31, 2023, the Corporation's internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation's consolidated financial statements as of and for the year ended December 31, 2023 and the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2023, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting

We have audited Univest Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
February 26, 2024

Item 9B.     Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation's definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 25, 2024 (2024 Proxy), under the headings: "Election of Directors and Alternate Director," "Delinquent Section 16(a) Reports," "The Board, the Board's Committees and Their Functions," and "Audit Committee."

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

Item 11.     Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation's 2024 Proxy under the headings: "The Board, the Board's Committees and Their Functions," "Executive Compensation," "Director Compensation," and "Compensation Committee Report."

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation's 2024 Proxy under the heading, "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation maintains the 2023 Equity Incentive Plan under which the Corporation may grant options and share awards to employees and non-employee directors up to the initial authorized amount of 1,200,000 shares of common stock.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	269,914	$26.14	1,195,500
Equity compensation plan not approved by security holders	—	—	—
Total	269,914	$26.14	1,195,500

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation's 2024 Proxy under the headings, "The Board, the Board's Committees and Their Functions" and "Related Party Transactions."

Item 14.     Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation's 2024 Proxy under the headings: "Audit Committee" and "Independent Registered Public Accounting Firm Fees."

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

(4.5)	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2030 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on August 5, 2020.
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

(4.8)	Form of 7.25% Fixed-to-Floating Rate Subordinated Notes due 2032 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on November 15, 2022.
(10.1)*
Form of Change in Control Agreement, dated October 26, 2022, entered into between Univest Financial Corporation, Univest Bank and Trust Co. and each of Jeffrey M. Schweitzer, Michael S. Keim, Brian J. Richardson and Megan D. Santana, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on October 27, 2022.

(10.2)*
Form of Change in Control Agreement, dated October 26, 2022, entered into between Univest Financial Corporation, Univest Bank and Trust Co. and Patrick C. McCormick is incorporated by reference to Exhibit 10.2 of Form 10-K, filed with the SEC on February 24, 2023.

(10.3)*
Univest Financial Corporation 2023 Equity Incentive Plan incorporated by reference to Appendix A to the proxy statement for the 2023 Annual Meeting of Shareholders filed with the SEC on March 17, 2023.

(10.4)*	Amended and Restated Univest 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 of Form 10-K filed with the SEC on February 28, 2019.
(10.5)*	Univest Financial Corporation 2003 Long-Term Incentive Plan is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8, filed with the SEC on March 8, 2005.
(10.6)*	2024 Executive Incentive Compensation Plan
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
(31.1)
Certification of Jeffrey M. Schweitzer, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)
Certification of Brian J. Richardson, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**
Certification of Jeffrey M. Schweitzer, Chairman, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**
Certification of Brian J. Richardson, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(97.1)	Incentive Compensation Clawback Policy
(101)	The following financial statements from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
(104)	The cover page from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.
* Denotes a compensatory plan or agreement.** A certification furnished pursuant to this item will not be deemed "filed" for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
February 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2024

/s/ BRIAN J. RICHARDSON Brian J. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024

/s/ WILLIAM S. AICHELE William S. Aichele	Director	February 26, 2024

/s/ JOSEPH P. BEEBE Joseph P. Beebe	Director	February 26, 2024

/s/ TODD S. BENNING Todd S. Benning	Director	February 26, 2024

/s/ MARTIN P. CONNOR Martin P. Connor	Director	February 26, 2024

/s/ SUZANNE KEENAN Suzanne Keenan	Director	February 26, 2024

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 26, 2024

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 26, 2024

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 26, 2024

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 26, 2024

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 26, 2024