Form 10-Q
period 2024-03-31
UNIVEST FINANCIAL Corp
filed 2024-04-30
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,271,699
(Title of Class)	(Number of shares outstanding at April 29, 2024)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At March 31, 2024	At December 31, 2023
ASSETS
Cash and due from banks	$49,318	$72,815
Interest-earning deposits with other banks	152,288	176,984
Cash and cash equivalents	201,606	249,799
Investment securities held-to-maturity (fair value $124,022 and $128,277 at March 31, 2024 and December 31, 2023, respectively)	143,474	145,777
Investment securities available-for-sale (amortized cost $397,982 and $395,727, net of allowance for credit losses of $817 and $731 at March 31, 2024 and December 31, 2023, respectively)	350,819	351,553
Investments in equity securities	3,355	3,293
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	37,394	40,499
Loans held for sale	13,188	11,637
Loans and leases held for investment	6,579,086	6,567,214
Less: Allowance for credit losses, loans and leases	(85,632)	(85,387)
Net loans and leases held for investment	6,493,454	6,481,827
Premises and equipment, net	48,739	51,441
Operating lease right-of-use assets	30,702	31,795
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,473	10,950
Bank owned life insurance	137,896	131,344
Accrued interest receivable and other assets	102,958	95,203
Total assets	$7,746,568	$7,780,628
LIABILITIES
Noninterest-bearing deposits	$1,401,806	$1,468,320
Interest-bearing deposits	5,003,552	4,907,461
Total deposits	6,405,358	6,375,781
Short-term borrowings	4,816	6,306
Long-term debt	250,000	310,000
Subordinated notes	148,886	148,761
Operating lease liabilities	33,744	34,851
Accrued interest payable and other liabilities	60,095	65,721
Total liabilities	6,902,899	6,941,420
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2024 and December 31, 2023; 31,556,799 shares issued at March 31, 2024 and December 31, 2023; 29,337,919 and 29,511,721 shares outstanding at March 31, 2024 and December 31, 2023, respectively	157,784	157,784
Additional paid-in capital	298,914	301,066
Retained earnings	488,790	474,691
Accumulated other comprehensive loss, net of tax benefit	(54,740)	(50,646)
Treasury stock, at cost; 2,218,880 and 2,045,078 shares at March 31, 2024 and December 31, 2023, respectively	(47,079)	(43,687)
Total shareholders’ equity	843,669	839,208
Total liabilities and shareholders’ equity	$7,746,568	$7,780,628
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Interest income
Interest and fees on loans and leases	$92,617	$78,655
Interest and dividends on investment securities:
Taxable	3,647	3,495
Exempt from federal income taxes	12	15
Interest on deposits with other banks	1,609	479
Interest and dividends on other earning assets	724	609
Total interest income	98,609	83,253
Interest expense
Interest on deposits	41,973	18,336
Interest on short-term borrowings	5	2,728
Interest on long-term debt and subordinated notes	5,164	2,872
Total interest expense	47,142	23,936
Net interest income	51,467	59,317
Provision for credit losses	1,432	3,387
Net interest income after provision for credit losses	50,035	55,930
Noninterest income
Trust fee income	2,108	1,955
Service charges on deposit accounts	1,871	1,547
Investment advisory commission and fee income	5,194	4,752
Insurance commission and fee income	7,201	6,487
Other service fee income	6,415	3,076
Bank owned life insurance income	842	767
Net gain on mortgage banking activities	939	625
Other income	1,025	471
Total noninterest income	25,595	19,680
Noninterest expense
Salaries, benefits and commissions	31,338	31,014
Net occupancy	2,872	2,727
Equipment	1,111	993
Data processing	4,495	4,029
Professional fees	1,688	1,941
Marketing and advertising	416	371
Deposit insurance premiums	1,135	1,101
Intangible expenses	187	253
Other expense	6,832	7,100
Total noninterest expense	50,074	49,529
Income before income taxes	25,556	26,081
Income tax expense	5,251	5,047
Net income	$20,305	$21,034
Net income per share:
Basic	$0.69	$0.72
Diluted	0.69	0.71
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024			2023
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$25,556	$5,251	$20,305	$26,081	$5,047	$21,034
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(2,989)	(628)	(2,361)	5,393	1,133	4,260
Provision for credit losses	86	18	68	292	61	231
Total net unrealized (losses) gains on available-for-sale investment securities	(2,903)	(610)	(2,293)	5,685	1,194	4,491
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(4,013)	(843)	(3,170)	1,306	274	1,032
Less: reclassification adjustment for net losses realized in net income (1)	1,586	333	1,253	1,060	223	837
Total net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(2,427)	(510)	(1,917)	2,366	497	1,869
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension costs (2)	147	31	116	246	52	194
Total defined benefit pension plans	147	31	116	246	52	194
Other comprehensive (loss) income	(5,183)	(1,089)	(4,094)	8,297	1,743	6,554
Total comprehensive income	$20,373	$4,162	$16,211	$34,378	$6,790	$27,588
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208
Net income	—	—	—	20,305	—	—	20,305
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,094)	—	(4,094)
Cash dividends declared ($0.21 per share)	—	—	—	(6,189)	—	—	(6,189)
Stock-based compensation	—	—	970	(17)	—	—	953
Stock issued under dividend reinvestment and employee stock purchase plans	31,906	—	(5)	—	—	653	648
Vesting of restricted stock units, net of shares withheld to cover taxes	103,169	—	(3,101)	—	—	2,267	(834)
Exercise of stock options	7,788	—	(16)	—	—	166	150
Purchases of treasury stock	(316,665)	—	—	—	—	(6,478)	(6,478)
Balance at March 31, 2024	29,337,919	$157,784	$298,914	$488,790	$(54,740)	$(47,079)	$843,669

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500
Net income	—	—	—	21,034	—	—	21,034
Other comprehensive income, net of income tax	—	—	—	—	6,554	—	6,554
Cash dividends declared ($0.21 per share)	—	—	—	(6,151)	—	—	(6,151)
Stock-based compensation	—	—	1,057	(27)	—	—	1,030
Stock issued under dividend reinvestment and employee stock purchase plans	25,344	—	29	—	—	633	662
Vesting of restricted stock units, net of shares withheld to cover taxes	126,270	—	(3,713)	—	—	2,506	(1,207)
Exercise of stock options	4,167	—	(14)	—	—	88	74
Balance at March 31, 2023	29,427,696	$157,784	$298,167	$443,493	$(55,550)	$(45,398)	$798,496
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$20,305	$21,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,432	3,387
Depreciation of premises and equipment	1,341	1,181
Net amortization of investment securities premiums and discounts	262	264
Amortization, fair market value adjustments and capitalization of servicing rights	3,302	111
Net gain on mortgage banking activities	(939)	(625)
Bank owned life insurance income	(842)	(767)
Stock-based compensation	1,025	1,110
Intangible expenses	187	253
Other adjustments to reconcile net income to cash used in operating activities	(710)	(143)
Originations of loans held for sale	(48,450)	(28,043)
Proceeds from the sale of loans held for sale	47,981	28,430
Contributions to pension and other postretirement benefit plans	(63)	(62)
Increase in accrued interest receivable and other assets	(6,998)	(1,878)
Decrease in accrued interest payable and other liabilities	(6,265)	(3,512)
Net cash provided by operating activities	11,568	20,740
Cash flows from investing activities:
Proceeds from sale of premises and equipment	2,440	5
Purchases of premises and equipment	(1,040)	(2,590)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	3,308	3,284
Proceeds from maturities, calls and principal repayments of securities available-for-sale	8,628	6,940
Purchases of investment securities held-to-maturity	(1,100)	—
Purchases of investment securities available-for-sale	(11,059)	(19,129)
Proceeds from sales of money market mutual funds	616	10
Purchases of money market mutual funds	(714)	(605)
Net increase in other investments	3,105	(9,951)
Proceeds from sale of loans originally held-for-investment	—	175
Net increase in loans and leases	(12,965)	(119,332)
Proceeds from sales of other real estate owned	—	260
Purchases of bank owned life insurance	(5,710)	(7,862)
Net cash used in investing activities	(14,491)	(148,795)
Cash flows from financing activities:
Net increase (decrease) in deposits	29,571	(78,876)
Net (decrease) increase in short-term borrowings	(1,490)	74,740
Proceeds from issuance of long-term debt	—	150,000
Repayment of long-term debt	(60,000)	(25,000)
Payment of contingent consideration on acquisitions	(635)	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(830)	(1,207)
Purchases of treasury stock	(6,478)	—
Stock issued under dividend reinvestment and employee stock purchase plans	648	662
Proceeds from exercise of stock options	150	74
Cash dividends paid	(6,206)	(6,178)
Net cash (used in) provided by financing activities	(45,270)	113,580
Net decrease in cash and cash equivalents	(48,193)	(14,475)
Cash and cash equivalents at beginning of year	249,799	152,799
Cash and cash equivalents at end of period	$201,606	$138,324

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,292	$21,927
Cash paid for income taxes, net of refunds	122	65
Non cash transactions:
Transfer of leases to repossessed assets	$167	$—
Transfer of loans to loans held for sale	—	175
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 26, 2024.

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

Earnings per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options on common shares had been exercised and restricted stock units had vested and the hypothetical repurchases of shares to fund such restricted stock units is less than the average restricted stock units outstanding for the periods presented. Potential common shares that may be issued by the Corporation relate to outstanding stock options and restricted stock units, and are determined using the treasury stock method. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value. Antidilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, exceeding the average restricted stock units outstanding for the periods presented.

Accounting Pronouncements Adopted in 2024

In March 2023, the FASB issued ASU No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". This ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU became effective on January 1, 2024 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. The Corporation is currently evaluating this update to determine the impact on the Corporation's disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for reporting periods beginning after December 15, 2024 for public business entities. For all other business entities, the amendments will be effective one year later. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2024	2023
Numerator for basic and diluted earnings per share—net income available to common shareholders	$20,305	$21,034
Denominator for basic earnings per share—weighted-average shares outstanding	29,414	29,312
Effect of dilutive securities—stock options and restricted stock units	150	194
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,564	29,506
Basic earnings per share	$0.69	$0.72
Diluted earnings per share	$0.69	$0.71
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	263	229

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at March 31, 2024 and December 31, 2023, by contractual maturity within each type:

	At March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,660	$—	$(60)	$—	$1,600
After 5 years to 10 years	11,934	—	(596)	—	11,338
Over 10 years	129,880	—	(18,796)	—	111,084
	143,474	—	(19,452)	—	124,022
Total	$143,474	$—	$(19,452)	$—	$124,022
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,299	$—	$(30)	$—	$1,269
	1,299	—	(30)	—	1,269
Residential mortgage-backed securities:
After 1 year to 5 years	499	—	(18)	—	481
After 5 years to 10 years	13,082	—	(1,040)	—	12,042
Over 10 years	289,639	128	(38,141)	—	251,626
	303,220	128	(39,199)	—	264,149
Collateralized mortgage obligations:
After 5 years to 10 years	218	—	(10)	—	208
Over 10 years	1,902	—	(183)	—	1,719
	2,120	—	(193)	—	1,927
Corporate bonds:
Within 1 year	18,503	—	(95)	(8)	18,400
After 1 year to 5 years	12,840	13	(643)	(43)	12,167
After 5 years to 10 years	60,000	—	(6,327)	(766)	52,907
	91,343	13	(7,065)	(817)	83,474
Total	$397,982	$141	$(46,487)	$(817)	$350,819

	At December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,871	$—	$(62)	$—	$1,809
After 5 years to 10 years	12,047	—	(462)	—	11,585
Over 10 years	131,859	—	(16,976)	—	114,883
	145,777	—	(17,500)	—	128,277
Total	$145,777	$—	$(17,500)	$—	$128,277
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$—	$(1)	$—	$1,029
After 1 year to 5 years	1,298	—	(26)	—	1,272
	2,328	—	(27)	—	2,301
Residential mortgage-backed securities:
After 1 year to 5 years	567	—	(20)	—	547
After 5 years to 10 years	13,653	—	(964)	—	12,689
Over 10 years	285,628	131	(34,443)	—	251,316
	299,848	131	(35,427)	—	264,552
Collateralized mortgage obligations:
After 5 years to 10 years	241	—	(11)	—	230
Over 10 years	1,960	—	(189)	—	1,771
	2,201	—	(200)	—	2,001
Corporate bonds:
Within 1 year	18,011	1	(176)	(27)	17,809
After 1 year to 5 years	13,339	23	(671)	(43)	12,648
After 5 years to 10 years	60,000	—	(7,097)	(661)	52,242
	91,350	24	(7,944)	(731)	82,699
Total	$395,727	$155	$(43,598)	$(731)	$351,553

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

Securities with a carrying value of $456.6 million and $464.0 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at March 31, 2024 or December 31, 2023. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

There were no sales of securities available-for-sale during the three months ended March 31, 2024 or 2023.

At March 31, 2024 and December 31, 2023, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$7,006	$(170)	$117,016	$(19,282)	$124,022	$(19,452)
Total	$7,006	$(170)	$117,016	$(19,282)	$124,022	$(19,452)
Securities Available-for-Sale
Residential mortgage-backed securities	$9,515	$(37)	$244,887	$(39,162)	$254,402	$(39,199)
Collateralized mortgage obligations	—	—	1,927	(193)	1,927	(193)
Corporate bonds	499	(1)	4,995	(5)	5,494	(6)
Total	$10,014	$(38)	$251,809	$(39,360)	$261,823	$(39,398)
At December 31, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Total	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Securities Available-for-Sale
State and political subdivisions	$1,029	$(1)	$—	$—	$1,029	$(1)
Residential mortgage-backed securities	16,992	(65)	238,053	(35,362)	255,045	(35,427)
Collateralized mortgage obligations	—	—	2,001	(200)	2,001	(200)
Corporate bonds	780	(1)	—	—	780	(1)
Total	$18,801	$(67)	$240,054	$(35,562)	$258,855	$(35,629)

At March 31, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $124.0 million, including unrealized losses of $19.5 million. These holdings were comprised of 89 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the three months ended March 31, 2024.

At March 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $261.8 million, including unrealized losses of $39.4 million. These holdings were comprised of (1) 113 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, and (3) two investment grade corporate bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at March 31, 2024 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the three months ended March 31, 2024 and March 31, 2023 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended March 31, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Change in securities for which a previous expected credit loss was recognized	(86)
Ending balance	$(817)
Three months ended March 31, 2023
Securities Available-for-Sale
Beginning balance	$(1,140)
Change in securities for which a previous expected credit loss was recognized	(292)
Ending balance	$(1,432)

At March 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $77.8 million, including unrealized losses of $7.9 million, and allowance for credit losses of $817 thousand. These holdings were comprised of 36 investment grade corporate bonds and one municipal bond which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $36 thousand and a $69 thousand net loss on equity securities during the three months ended March 31, 2024 and 2023, respectively, in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2024 or 2023.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2024	At December 31, 2023
Commercial, financial and agricultural	$1,014,568	$989,723
Real estate-commercial	3,283,729	3,302,798
Real estate-construction	379,995	394,462
Real estate-residential secured for business purpose	524,196	517,002
Real estate-residential secured for personal purpose	922,412	909,015
Real estate-home equity secured for personal purpose	177,446	179,282
Loans to individuals	27,200	27,749
Lease financings	249,540	247,183
Total loans and leases held for investment, net of deferred income	$6,579,086	$6,567,214
Less: Allowance for credit losses, loans and leases	(85,632)	(85,387)
Net loans and leases held for investment	$6,493,454	$6,481,827
Imputed interest on lease financings, included in the above table	$(31,326)	$(30,485)
Net deferred costs, included in the above table	7,964	7,949
Overdraft deposits included in the above table	105	280

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at March 31, 2024 and December 31, 2023:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At March 31, 2024
Commercial, financial and agricultural	$1,432	$601	$—	$2,033	$1,009,159	$1,011,192	$3,376	$1,014,568
Real estate—commercial real estate and construction:
Commercial real estate	4,836	1,342	—	6,178	3,273,830	3,280,008	3,721	3,283,729
Construction	809	—	—	809	373,448	374,257	5,738	379,995
Real estate—residential and home equity:
Residential secured for business purpose	336	161	—	497	521,980	522,477	1,719	524,196
Residential secured for personal purpose	4,330	76	—	4,406	914,160	918,566	3,846	922,412
Home equity secured for personal purpose	1,106	166	—	1,272	174,888	176,160	1,286	177,446
Loans to individuals	44	79	70	193	27,007	27,200	—	27,200
Lease financings	1,264	375	198	1,837	247,034	248,871	669	249,540
Total	$14,157	$2,800	$268	$17,225	$6,541,506	$6,558,731	$20,355	$6,579,086

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2023
Commercial, financial and agricultural	$1,355	$348	$285	$1,988	$985,469	$987,457	$2,266	$989,723
Real estate—commercial real estate and construction:
Commercial real estate	1,763	1,072	—	2,835	3,294,254	3,297,089	5,709	3,302,798
Construction	10,022	45	—	10,067	378,328	388,395	6,067	394,462
Real estate—residential and home equity:
Residential secured for business purpose	930	643	—	1,573	514,339	515,912	1,090	517,002
Residential secured for personal purpose	6,464	76	—	6,540	898,262	904,802	4,213	909,015
Home equity secured for personal purpose	721	144	—	865	177,301	178,166	1,116	179,282
Loans to individuals	191	84	37	312	27,437	27,749	—	27,749
Lease financings	987	374	212	1,573	245,552	247,125	58	247,183
Total	$22,433	$2,786	$534	$25,753	$6,520,942	$6,546,695	$20,519	$6,567,214

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2024 and December 31, 2023.

	At March 31, 2024			At December 31, 2023
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans held for sale	$8	$—	$8	$8	$—	$8
Loans and leases held for investment:
Commercial, financial and agricultural	$3,376	$—	$3,376	$2,266	$285	$2,551
Real estate—commercial real estate and construction:
Commercial real estate	3,721	—	3,721	5,709	—	5,709
Construction	5,738	—	5,738	6,067	—	6,067
Real estate—residential and home equity:
Residential secured for business purpose	1,719	—	1,719	1,090	—	1,090
Residential secured for personal purpose	3,846	—	3,846	4,213	—	4,213
Home equity secured for personal purpose	1,286	—	1,286	1,116	—	1,116
Loans to individuals	—	70	70	—	37	37
Lease financings	669	198	867	58	212	270
Total	$20,363	$268	$20,631	$20,527	$534	$21,061

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At March 31, 2024
Commercial, financial and agricultural	$537	$2,839	$3,376	$—
Real estate-commercial	3,701	20	3,721	—
Real estate-construction	2,785	2,953	5,738	—
Real estate-residential secured for business purpose	1,719	—	1,719	—
Real estate-residential secured for personal purpose	3,846	—	3,846	—
Real estate-home equity secured for personal purpose	1,286	—	1,286	—
Loans to individuals	—	—	—	70
Lease financings	—	669	669	198
Total	$13,874	$6,481	$20,355	$268
At December 31, 2023
Commercial, financial and agricultural	$332	$1,934	$2,266	$285
Real estate-commercial	5,687	22	5,709	—
Real estate-construction	2,931	3,136	6,067	—
Real estate-residential secured for business purpose	1,090	—	1,090	—
Real estate-residential secured for personal purpose	4,213	—	4,213	—
Real estate-home equity secured for personal purpose	1,116	—	1,116	—
Loans to individuals	—	—	—	37
Lease financings	—	58	58	212
Total	$15,369	$5,150	$20,519	$534

For the three months ended March 31, 2024, $70 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At March 31, 2024
Commercial, financial and agricultural	$1,873	$612	$891	$3,376
Real estate-commercial	3,701	—	20	3,721
Real estate-construction	5,738	—	—	5,738
Real estate-residential secured for business purpose	1,719	—	—	1,719
Real estate-residential secured for personal purpose	3,846	—	—	3,846
Real estate-home equity secured for personal purpose	1,286	—	—	1,286
Lease financings	—	669	—	669
Total	$18,163	$1,281	$911	$20,355

(Dollars in thousands)	Real Estate	Other (1)	None	Total
At December 31, 2023
Commercial, financial and agricultural	$2,236	$30	$—	$2,266
Real estate-commercial	5,709	—	—	5,709
Real estate-construction	6,067	—	—	6,067
Real estate-residential secured for business purpose	1,090	—	—	1,090
Real estate-residential secured for personal purpose	4,213	—	—	4,213
Real estate-home equity secured for personal purpose	1,116	—	—	1,116
Lease financings	—	58	—	58
Total	$20,431	$88	$—	$20,519

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at March 31, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At March 31, 2024
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$65,207	$134,525	$115,449	$130,795	$23,550	$55,480	$434,964	$602	$960,572
2. Special Mention	—	—	13,249	141	530	5,939	16,609	—	36,468
3. Substandard	—	—	2,007	7,656	1	216	7,648	—	17,528
Total	$65,207	$134,525	$130,705	$138,592	$24,081	$61,635	$459,221	$602	$1,014,568
Current period gross charge-offs	$15	$—	$—	$—	$—	$—	$578	$—	$593

Real Estate-Commercial
Risk Rating
1. Pass	$61,090	$457,725	$837,415	$624,421	$593,371	$604,404	$77,210	$—	$3,255,636
2. Special Mention	—	—	366	180	7,078	9,356	—	—	16,980
3. Substandard	—	1,226	2,712	4,075	—	170	2,930	—	11,113
Total	$61,090	$458,951	$840,493	$628,676	$600,449	$613,930	$80,140	$—	$3,283,729

Real Estate-Construction
Risk Rating
1. Pass	$18,930	$126,959	$183,448	$3,353	$2,236	$2,317	$15,643	$—	$352,886
2. Special Mention	—	833	—	—	—	—	—	—	833
3. Substandard	—	—	4,593	2,785	2,403	4,525	11,970	—	26,276
Total	$18,930	$127,792	$188,041	$6,138	$4,639	$6,842	$27,613	$—	$379,995
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$500	$—	$500

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$27,510	$103,721	$146,982	$115,673	$55,819	$45,757	$27,015	$—	$522,477
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	156	—	619	304	640	—	1,719
Total	$27,510	$103,721	$147,138	$115,673	$56,438	$46,061	$27,655	$—	$524,196

Totals By Risk Rating
1. Pass	$172,737	$822,930	$1,283,294	$874,242	$674,976	$707,958	$554,832	$602	$5,091,571
2. Special Mention	—	833	13,615	321	7,608	15,295	16,609	—	54,281
3. Substandard	—	1,226	9,468	14,516	3,023	5,215	23,188	—	56,636
Total	$172,737	$824,989	$1,306,377	$889,079	$685,607	$728,468	$594,629	$602	$5,202,488
Total current period gross charge-offs	$15	$—	$—	$—	$—	$—	$1,078	$—	$1,093

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2023
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$130,755	$121,402	$135,550	$26,745	$19,029	$40,973	$455,076	$653	$930,183
2. Special Mention	—	13,454	—	—	6,029	—	15,251	—	34,734
3. Substandard	—	2,195	8,206	—	216	—	14,189	—	24,806
Total	$130,755	$137,051	$143,756	$26,745	$25,274	$40,973	$484,516	$653	$989,723

Real Estate-Commercial
Risk Rating
1. Pass	$480,527	$841,529	$642,133	$604,700	$329,443	$296,802	$74,947	$—	$3,270,081
2. Special Mention	1,238	227	3,132	5,821	—	10,416	—	—	20,834
3. Substandard	1,324	2,732	2,768	—	226	1,911	2,922	—	11,883
Total	$483,089	$844,488	$648,033	$610,521	$329,669	$309,129	$77,869	$—	$3,302,798

Real Estate-Construction
Risk Rating
1. Pass	$112,127	$218,637	$4,139	$2,600	$241	$2,211	$14,440	$—	$354,395
2. Special Mention	—	7,655	—	—	4,045	5,265	10,908	—	27,873
3. Substandard	2,400	1,574	2,932	—	—	—	5,288	—	12,194
Total	$114,527	$227,866	$7,071	$2,600	$4,286	$7,476	$30,636	$—	$394,462

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$104,904	$151,680	$120,035	$60,360	$38,006	$11,631	$29,295	$—	$515,911
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	162	—	620	—	309	—	—	1,091
Total	$104,904	$151,842	$120,035	$60,980	$38,006	$11,940	$29,295	$—	$517,002

Totals By Risk Rating
1. Pass	$828,313	$1,333,248	$901,857	$694,405	$386,719	$351,617	$573,758	$653	$5,070,570
2. Special Mention	1,238	21,336	3,132	5,821	10,074	15,681	26,159	—	83,441
3. Substandard	3,724	6,663	13,906	620	442	2,220	22,399	—	49,974
Total	$833,275	$1,361,247	$918,895	$700,846	$397,235	$369,518	$622,316	$653	$5,203,985

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2024 or December 31, 2023.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at March 31, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2024
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$3,222	$145,518	$340,578	$202,649	$127,050	$99,549	$—	$918,566
2. Nonperforming	—	—	148	42	2,745	911	—	3,846
Total	$3,222	$145,518	$340,726	$202,691	$129,795	$100,460	$—	$922,412

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$179	$409	$2,507	$490	$385	$1,550	$170,640	$176,160
2. Nonperforming	—	—	—	—	—	—	1,286	1,286
Total	$179	$409	$2,507	$490	$385	$1,550	$171,926	$177,446

Loans to Individuals
Payment Performance
1. Performing	$812	$1,552	$775	$464	$79	$854	$22,594	$27,130
2. Nonperforming	—	—	—	—	—	70	—	70
Total	$812	$1,552	$775	$464	$79	$924	$22,594	$27,200
Current period gross charge-offs	$40	$67	$18	$—	$—	$—	$154	$279

Lease Financings
Payment Performance
1. Performing	$24,065	$104,290	$64,314	$36,456	$14,767	$4,781	$—	$248,673
2. Nonperforming	—	146	129	573	1	18	—	867
Total	$24,065	$104,436	$64,443	$37,029	$14,768	$4,799	$—	$249,540
Current period gross charge-offs	$—	$60	$70	$100	$—	$—	$—	$230

Totals by Payment Performance
1. Performing	$28,278	$251,769	$408,174	$240,059	$142,281	$106,734	$193,234	$1,370,529
2. Nonperforming	—	146	277	615	2,746	999	1,286	6,069
Total	$28,278	$251,915	$408,451	$240,674	$145,027	$107,733	$194,520	$1,376,598
Total current period gross charge-offs	$40	$127	$88	$100	$—	$—	$154	$509

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2023
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$139,765	$328,383	$206,285	$128,157	$22,798	$79,296	$118	$904,802
2. Nonperforming	—	153	43	2,749	—	1,268	—	4,213
Total	$139,765	$328,536	$206,328	$130,906	$22,798	$80,564	$118	$909,015

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$511	$2,567	$510	$409	$165	$1,463	$172,541	$178,166
2. Nonperforming	—	—	—	—	—	—	1,116	1,116
Total	$511	$2,567	$510	$409	$165	$1,463	$173,657	$179,282

Loans to Individuals
Payment Performance
1. Performing	$1,831	$894	$530	$107	$48	$1,004	$23,298	$27,712
2. Nonperforming	—	—	—	—	—	37	—	37
Total	$1,831	$894	$530	$107	$48	$1,041	$23,298	$27,749

Lease Financings
Payment Performance
1. Performing	$110,832	$70,070	$41,392	$17,874	$5,681	$1,064	$—	$246,913
2. Nonperforming	11	104	88	19	36	12	—	270
Total	$110,843	$70,174	$41,480	$17,893	$5,717	$1,076	$—	$247,183

Totals by Payment Performance
1. Performing	$252,939	$401,914	$248,717	$146,547	$28,692	$82,827	$195,957	$1,357,593
2. Nonperforming	11	257	131	2,768	36	1,317	1,116	5,636
Total	$252,950	$402,171	$248,848	$149,315	$28,728	$84,144	$197,073	$1,363,229

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2024 or December 31, 2023.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three months ended March 31, 2024 and 2023. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the three months ended March 31, 2024.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$815	$(593)	$11	$13,932
Real estate-commercial	45,849	1	—	3	45,853
Real estate-construction	6,543	211	(500)	—	6,254
Real estate-residential secured for business purpose	8,692	106	—	2	8,800
Real estate-residential secured for personal purpose	6,349	154	—	134	6,637
Real estate-home equity secured for personal purpose	1,289	(105)	—	—	1,184
Loans to individuals	392	235	(279)	40	388
Lease financings	2,574	234	(230)	6	2,584
Total	$85,387	$1,651	$(1,602)	$196	$85,632
Three Months Ended March 31, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$547	$(2,848)	$106	$14,725
Real estate-commercial	41,673	1,524	(50)	3	43,150
Real estate-construction	4,952	(64)	(207)	—	4,681
Real estate-residential secured for business purpose	7,054	1,125	—	181	8,360
Real estate-residential secured for personal purpose	3,685	1,327	—	—	5,012
Real estate-home equity secured for personal purpose	1,287	(66)	—	50	1,271
Loans to individuals	351	113	(105)	16	375
Lease financings	3,082	(634)	(20)	32	2,460
Total	$79,004	$3,872	$(3,230)	$388	$80,034

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at March 31, 2024 and 2023:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At March 31, 2024
Commercial, financial and agricultural	$1,429	$12,503	$13,932	$3,376	$1,011,192	$1,014,568
Real estate-commercial	18	45,835	45,853	3,721	3,280,008	3,283,729
Real estate-construction	514	5,740	6,254	5,738	374,257	379,995
Real estate-residential secured for business purpose	—	8,800	8,800	1,719	522,477	524,196
Real estate-residential secured for personal purpose	—	6,637	6,637	3,846	918,566	922,412
Real estate-home equity secured for personal purpose	—	1,184	1,184	1,286	176,160	177,446
Loans to individuals	—	388	388	—	27,200	27,200
Lease financings	—	2,584	2,584	—	249,540	249,540
Total	$1,961	$83,671	$85,632	$19,686	$6,559,400	$6,579,086
At March 31, 2023
Commercial, financial and agricultural	$912	$13,813	$14,725	$3,423	$1,029,330	$1,032,753
Real estate-commercial	—	43,150	43,150	4,288	3,123,922	3,128,210
Real estate-construction	—	4,681	4,681	383	376,186	376,569
Real estate-residential secured for business purpose	—	8,360	8,360	759	497,746	498,505
Real estate-residential secured for personal purpose	—	5,012	5,012	1,500	778,057	779,557
Real estate-home equity secured for personal purpose	—	1,271	1,271	948	171,125	172,073
Loans to individuals	—	375	375	—	28,656	28,656
Lease financings	—	2,460	2,460	—	223,481	223,481
Total	$912	$79,122	$80,034	$11,301	$6,228,503	$6,239,804

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	$1,323	0.04%	$2	—	—	—	—
Real estate—construction	1	1,831	0.48	6	1	$5,829	1.17%	$16
Total	2	$3,154		$8	1	$5,829		$16
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	—	$—	—%	$—	1	$2,620	0.25%	$538
Real estate—construction	2	5,739	1.51	514	—	—	—	—
Total	2	$5,739		$514	1	$2,620		$538

*Amortized cost excludes $24 thousand and $26 thousand of accrued interest receivable on modified loans for the three months ended March 31, 2024 and March 31, 2023, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

	Term Extension
(Dollars in thousands)	No. of Loans	Financial Effect
Three Months Ended March 31, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Added a weighted-average 8 months to the life of the loan, which reduced monthly payment amounts for the borrowers.
Real estate—construction	1	Added a weighted-average 8 months to the life of the loan, which reduced monthly payment amounts for the borrowers.
Total	2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Total	2
Three Months Ended March 31, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	1	Added a weighted-average 8 months to the life of the loan, which reduced monthly payment amount for the borrower.
Total	1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added a weighted-average 10 months to the life of the loan, which reduced monthly payment amount for the borrower.
Total	1

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults during the 12-month period preceding modification for the three months ended March 31, 2024 and 2023.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months.

	At March 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	$6,178	$—	$—	$6,178
Real estate—construction	1,831	—	—	1,831
Total	$8,009	$—	$—	$8,009
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	$—	$—	$5,739	$5,739
Total	$—	$—	$5,739	$5,739

As of March 31, 2024, the Bank had commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at March 31, 2024 or December 31, 2023.

(Dollars in thousands)	At March 31, 2024	At December 31, 2023
Real estate-residential secured for personal purpose	$3,058	$5,147
Real estate-home equity secured for personal purpose	93	—
Total	$3,151	$5,147

The following presents foreclosed residential real estate property included in other real estate owned at March 31, 2024 or December 31, 2023.

(Dollars in thousands)	At March 31, 2024	At December 31, 2023
Foreclosed residential real estate	$79	$79

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2024	At December 31, 2023
2024 (excluding the three months ended March 31, 2024)	$69,540	$87,101
2025	78,584	74,002
2026	61,566	56,525
2027	42,093	36,944
2028	19,729	14,945
Thereafter	4,646	3,506
Total future minimum lease payments receivable	276,158	273,023
Plus: Unguaranteed residual	1,402	1,242
Plus: Initial direct costs	3,306	3,403
Less: Imputed interest	(31,326)	(30,485)
Lease financings	$249,540	$247,183

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2024 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2023	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2024	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2024			At December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,408	$380	$6,788	$6,329	$459
Customer related intangibles	2,476	1,064	1,412	4,162	2,653	1,509
Servicing rights	10,539	4,858	5,681	30,850	21,868	8,982
Total amortized intangible assets	$19,803	$12,330	$7,473	$41,800	$30,850	$10,950
(1) Included within accumulated amortization is a valuation allowance of $18 thousand and $98 thousand on servicing rights at March 31, 2024 and December 31, 2023, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2024 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$472
2025		469
2026		319
2027		216
2028		161
Thereafter		155
Total		$1,792
The aggregate fair value of servicing rights was $10.4 million and $17.7 million at March 31, 2024 and December 31, 2023, respectively. The fair value of these rights was determined using a discount rate of 12.5% and 12.3% at March 31, 2024 and December 31, 2023, respectively. The change in the fair value of servicing rights from December 31, 2023 was primarily related to the sale of servicing rights in the quarter.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning of period	$8,982	$8,572
Servicing rights capitalized	426	277
Amortization of servicing rights	(341)	(354)
Sold servicing rights	(3,466)	—
Changes in valuation allowance	80	(35)
End of period	$5,681	$8,460
Loans serviced for others	$1,480,074	$1,496,319

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Valuation allowance, beginning of period	$(98)	$(5)
Additions	—	(35)
Reductions	80	—
Valuation allowance, end of period	$(18)	$(40)

The estimated amortization expense of servicing rights for the remainder of 2024 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$795
2025		692
2026		601
2027		521
2028		453
Thereafter		2,619
Total		$5,681

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2024 and December 31, 2023 consisted of the following:

	At March 31, 2024		At December 31, 2023
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,401,806	—%	$1,468,320
Demand deposits	3.32	2,833,521	3.34	2,973,784
Savings deposits	0.52	777,637	0.48	779,885
Time deposits	4.41	1,392,394	4.22	1,153,792
Total	2.49%	$6,405,358	2.38%	$6,375,781

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $245.8 million at March 31, 2024 and $187.0 million at December 31, 2023.

At March 31, 2024, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$487,165
2025		509,953
2026		81,230
2027		129,343
2028		146,916
Thereafter		37,787
Total		$1,392,394

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At March 31, 2024		At December 31, 2023
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$4,816	0.05%	$6,306	0.05%

Long-term debt:
FHLB advances	$250,000	4.39%	$310,000	3.73%
Subordinated notes	148,886	6.08	148,761	6.08

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) with a maximum borrowing capacity of approximately $3.2 billion at March 31, 2024 and December 31, 2023. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At March 31, 2024 and December 31, 2023, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.1 billion at March 31, 2024 and December 31, 2023, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.9 billion and $1.7 billion at March 31, 2024 and December 31, 2023, respectively.

The Corporation, through the Bank, holds collateral at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The collateral, consisting of investment securities, was valued at $176.4 million and $183.3 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2024 and December 31, 2023, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.4 billion of committed borrowing capacity at March 31, 2024 and December 31, 2023, of which $2.1 billion and $1.9 billion was available as of March 31, 2024 and December 31, 2023, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $334.0 million at March 31, 2024 and $369.0 million at December 31, 2023. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2024	Weighted Average Rate
Remainder of 2024	$25,000	4.80%
2025	75,000	4.46
2026	100,000	4.29
2027	25,000	3.99
2028	25,000	4.61
Thereafter	—	—
Total	$250,000	4.39%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended March 31,
	2024	2023	2024	2023
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$148	$130	$14	$19
Interest cost	592	597	27	32
Expected loss on plan assets	(871)	(770)	—	—
Amortization of net actuarial loss (gain)	175	250	(28)	(4)
Net periodic benefit cost	$44	$207	$13	$47

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make total contributions of $156 thousand to the Retirement Plans and $112 thousand to Other Postretirement Benefit Plans in 2024. During the three months ended March 31, 2024, the Corporation contributed $39 thousand to its Retirement Benefit Plans and $24 thousand to its Other Postretirement Benefit Plans. During the three months ended March 31, 2024, $710 thousand was paid to participants from the Retirement Plans and $24 thousand was paid to participants from the Other Postretirement Benefit Plans.

Note 9. Stock-Based Incentive Plan

On April 26, 2023, the 2023 Equity Incentive Plan (the Plan) was approved by shareholders. This Plan replaced the Amended and Restated Univest 2013 Long-Term Incentive Plan, which expired in April 2023.

The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2024:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2024
Outstanding at December 31, 2023	269,914	$26.14
Forfeited	(3,822)	28.36
Exercised	(7,788)	18.84
Outstanding at March 31, 2024	258,304	$26.32	3.0	$88
Exercisable at March 31, 2024	258,304	$26.32	3.0	$88

The Corporation did not grant any stock options during the three months ended March 31, 2024 or March 31, 2023.
The following is a summary of nonvested restricted stock units at March 31, 2024 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2023	392,548	$26.54
Granted	270,030	19.68
Added by performance factor	10,125	28.42
Vested	(145,598)	27.63
Forfeited	(7,240)	27.18
Nonvested stock units at March 31, 2024	519,865	$22.70

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Restricted stock units granted	270,030	213,429
Weighted average grant date fair value	$19.68	$25.04
Intrinsic value of units granted	$5,314	$5,345
Restricted stock units vested	145,598	174,798
Weighted average grant date fair value	$27.63	$21.95
Intrinsic value of units vested	$2,865	$4,385

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at March 31, 2024 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$9,567	2.3

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Stock-based compensation expense:
Restricted stock units	$1,025	$1,110
Employee stock purchase plan	26	29
Total	$1,051	$1,139
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$405	$35

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(34,321)	$(4,566)	$(11,759)	$(50,646)
Other comprehensive (loss) income	(2,293)	(1,917)	116	(4,094)
Balance, March 31, 2024	$(36,614)	$(6,483)	$(11,643)	$(54,740)

Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)
Other comprehensive income	4,491	1,869	194	6,554
Balance, March 31, 2023	$(35,575)	$(4,962)	$(15,013)	$(55,550)

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At March 31, 2024 and December 31, 2023, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $8.2 million and $5.8 million, respectively. At March 31, 2024 and December 31, 2023, approximately $4.9 million and $3.7 million, net of tax, which is recorded in accumulated other comprehensive loss, is expected to be reclassified into earnings during the next twelve months, respectively. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2024.

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

At March 31, 2024, the Corporation had exposure to 136 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $878.5 million and remaining maturities ranging from 1 month to 11 years. At March 31, 2024, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $120 thousand. At March 31, 2024, the fair value of the swaps to the customers was a net gain of $66.3 million. At March 31, 2024, the Corporation's credit exposure related to customers totaled $739 thousand.

The maximum potential payments by the Corporation to the third-party financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and the agreements do not provide for a limitation of the maximum potential payment amount.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2024
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$8,206
Total	$250,000		$—		$8,206
At December 31, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$5,779
Total	$250,000		$—		$5,779

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2024
Credit derivatives	$878,530		$—	Other liabilities	$120
Interest rate locks with customers	28,963	Other assets	511		—
Forward loan sale commitments	42,152		—	Other liabilities	46
Total	$949,645		$511		$166
At December 31, 2023
Credit derivatives	$862,756		$—	Other liabilities	$186
Interest rate locks with customers	21,174	Other assets	717		—
Forward loan sale commitments	32,811		—	Other liabilities	427
Total	$916,741		$717		$613

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2024	2023
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$1,586	$1,060
Total net loss		$(1,586)	$(1,060)

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2024	2023
Credit derivatives	Other noninterest income	$227	$86
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(206)	146
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	381	(34)
Total net gain		$402	$198

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2024	At December 31, 2023
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(6,483)	$(4,566)
Total		$(6,483)	$(4,566)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2024.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, classified using the fair value hierarchy:

	At March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$1,269	$—	$1,269
Residential mortgage-backed securities	—	264,148	—	264,148
Collateralized mortgage obligations	—	1,927	—	1,927
Corporate bonds	—	83,475	—	83,475
Total available-for-sale securities	—	350,819	—	350,819
Equity securities:
Equity securities - financial services industry	727	—	—	727
Money market mutual funds	2,628	—	—	2,628
Total equity securities	3,355	—	—	3,355
Loans held for sale	—	13,188	—	13,188
Interest rate locks with customers*	—	511	—	511
Total assets	$3,355	$364,518	$—	$367,873
Liabilities:
Contingent consideration liability	$—	$—	$601	$601
Interest rate swaps*	—	8,206	—	8,206
Credit derivatives*	—	—	120	120
Forward loan sale commitments*	—	46	—	46
Total liabilities	$—	$8,252	$721	$8,973
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $120 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 136 interest rate swaps with a notional amount of $878.5 million. The March 31, 2024 CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the three months ended March 31, 2024, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $601 thousand at March 31, 2024. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $635 thousand through the period ending November 30, 2024.

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
The $186 thousand of credit derivatives liability represented the CVA, which is obtained from real-time financial market data, of 133 interest rate swaps with a notional amount of $862.8 million. The December 31, 2023 CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the year ended December 31, 2023, the Corporation paid $653 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $1.2 million at December 31, 2023. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $1.3 million through the period ending November 30, 2024.

The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Payments received	Increase in value	Balance at March 31, 2024
Credit derivatives	$(186)	$(161)	$—	$227	$(120)
Net total	$(186)	$(161)	$—	$227	$(120)

	Three Months Ended March 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Payments received	Increase in value	Balance at March 31, 2023
Credit derivatives	$(360)	$(57)	$—	$87	$(330)
Net total	$(360)	$(57)	$—	$87	$(330)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$12	$601
Total contingent consideration liability	$1,224	$635	$12	$601

	Three Months Ended March 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2023
Paul I. Sheaffer Insurance Agency	$1,765	$635	$24	$1,154
Total contingent consideration liability	$1,765	$635	$24	$1,154

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023:

	At March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$17,725	$17,725
Other real estate owned	—	—	19,220	19,220
Repossessed assets	—	—	167	167
Total	$—	$—	$37,112	$37,112

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$18,960	$18,960
Other real estate owned	—	—	19,032	19,032
Total	$—	$—	$37,992	$37,992

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2024 and December 31, 2023. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$201,606	$—	$—	$201,606	$201,606
Held-to-maturity securities	—	124,022	—	124,022	143,474
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	37,394
Net loans and leases held for investment	—	—	6,399,696	6,399,696	6,475,729
Servicing rights	—	—	10,427	10,427	5,681
Total assets	$201,606	$124,022	$6,410,123	$6,735,751	$6,863,884
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,012,964	$—	$—	$5,012,964	$5,012,964
Time deposits	—	1,386,996	—	1,386,996	1,392,394
Total deposits	5,012,964	1,386,996	—	6,399,960	6,405,358
Short-term borrowings	4,816	—	—	4,816	4,816
Long-term debt	—	249,389	—	249,389	250,000
Subordinated notes	—	141,250	—	141,250	148,886
Total liabilities	$5,017,780	$1,777,635	$—	$6,795,415	$6,809,060

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$249,799	$—	$—	$249,799	$249,799
Held-to-maturity securities	—	128,277	—	128,277	145,777
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	40,499
Net loans and leases held for investment	—	—	6,290,455	6,290,455	6,462,867
Servicing rights	—	—	17,724	17,724	8,982
Total assets	$249,799	$128,277	$6,308,179	$6,686,255	$6,907,924
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,221,989	$—	$—	$5,221,989	$5,221,989
Time deposits	—	1,153,775	—	1,153,775	1,153,792
Total deposits	5,221,989	1,153,775	—	6,375,764	6,375,781
Short-term borrowings	6,306	—	—	6,306	6,306
Long-term debt	—	310,817	—	310,817	310,000
Subordinated notes	—	140,500	—	140,500	148,761
Total liabilities	$5,228,295	$1,605,092	$—	$6,833,387	$6,840,848

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2024, individually analyzed loans held for investment had a carrying amount of $19.7 million with a valuation allowance of $2.0 million. At December 31, 2023, individually analyzed loans held for investment had a carrying amount of $20.7 million with a valuation allowance of $1.8 million. The Corporation had no individually analyzed leases at March 31, 2024 or December 31, 2023.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2024, servicing rights had a net carrying amount of $5.7 million, which included a valuation allowance of $18 thousand. At December 31, 2023, servicing rights had a net carrying amount of $9.1 million, which included a valuation allowance of $98 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2024, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At March 31, 2024 and December 31, 2023, OREO had a carrying amount of $19.2 million and $19.0 million, respectively. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that was used as loan or lease collateral. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At March 31, 2024, repossessed assets had a carrying amount of $167 thousand. The Corporation had no repossessed assets at December 31, 2023. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 13. Segment Reporting

At March 31, 2024, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2024	At December 31, 2023	At March 31, 2023
Banking	$7,615,767	$7,656,154	$7,238,593
Wealth Management	62,893	57,715	59,127
Insurance	50,066	48,535	46,059
Other	17,842	18,224	15,212
Consolidated assets	$7,746,568	$7,780,628	$7,358,991

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$98,582	$18	$—	$9	$98,609
Interest expense	44,861	—	—	2,281	47,142
Net interest income (expense)	53,721	18	—	(2,272)	51,467
Provision for credit losses	1,432	—	—	—	1,432
Noninterest income	10,959	7,353	7,288	(5)	25,595
Noninterest expense	38,772	5,482	4,053	1,767	50,074
Intersegment (revenue) expense*	(560)	437	123	—	—
Income (loss) before income taxes	25,036	1,452	3,112	(4,044)	25,556
Income tax expense (benefit)	5,096	275	688	(808)	5,251
Net income (loss)	$19,940	$1,177	$2,424	$(3,236)	$20,305
Net capital expenditures	$(1,463)	$6	$9	$48	$(1,400)

	Three Months Ended
	March 31, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$83,230	$14	$—	$9	$83,253
Interest expense	21,655	—	—	2,281	23,936
Net interest income (expense)	61,575	14	—	(2,272)	59,317
Provision for credit losses	3,387	—	—	—	3,387
Noninterest income	6,237	6,759	6,720	(36)	19,680
Noninterest expense	39,932	4,860	3,935	802	49,529
Intersegment (revenue) expense*	(237)	115	122	—	—
Income (loss) before income taxes	24,730	1,798	2,663	(3,110)	26,081
Income tax expense (benefit)	5,185	164	583	(885)	5,047
Net income (loss)	$19,545	$1,634	$2,080	$(2,225)	$21,034
Net capital expenditures	$2,201	$3	$56	$325	$2,585
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
•The effects of a government shutdown;
•Inflation or volatility in interest rates that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make or the sale of loans or other assets;
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
•Changes in the economic and other assumptions utilized to calculate the allowance for credit losses;
•Our ability to access cost-effective funding;
•Changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
•Our ability to implement our business strategies;
•Our ability to manage market risk, credit risk, interest rate risk and operational risk;
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
•Our ability to retain key employees;
•Other risks and uncertainties, including those occurring in the U.S. and international financial systems; and
•The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2023 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.

These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial condition of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2023 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2024	2023	Amount	Percent
Net income	$20,305	$21,034	$(729)	(3.5)%
Net income per share:
Basic	$0.69	$0.72	$(0.03)	(4.2)
Diluted	0.69	0.71	(0.02)	(2.8)
Return on average assets	1.06%	1.18%	(12 BP)	(10.2)
Return on average equity	9.69%	10.81%	(112 PB)	(10.4)

The Corporation reported net income of $20.3 million, or $0.69 diluted earnings per share, for the three months ended March 31, 2024, compared to $21.0 million, or $0.71 diluted earnings per share, for the three months ended March 31, 2023. The financial results for the three months ended March 31, 2024 included a $3.4 million net gain ($2.7 million after-tax), or

$0.09 diluted earnings per share, generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three months ended March 31, 2024 and 2023. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three months ended March 31, 2024 versus 2023

Net interest income on a tax-equivalent basis for the three months ended March 31, 2024 was $51.8 million, a decrease of $7.9 million, or 13.3%, compared to $59.7 million for the three months ended March 31, 2023. The decrease in tax-equivalent net interest income for the three months ended March 31, 2024 compared to the comparable period in the prior year was due to an increase in the cost of funds and the average balance of interest-bearing liabilities, partially offset by an increase in the asset yields and the average balance of interest-earning assets. The increase in the yield on interest-earning assets and the cost of funds was primarily driven by the increase in market interest rates.

The net interest margin, on a tax-equivalent basis, was 2.88% for the three months ended March 31, 2024 compared to 3.58% for the three months ended March 31, 2023. Excess liquidity reduced net interest margin by approximately three basis points for the three months ended March 31, 2024. Excess liquidity had no impact on net interest margin for the three months ended March 31, 2023.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$120,845	$1,609	5.36%	$47,835	$479	4.06%
Obligations of states and political subdivisions*	1,951	12	2.47	2,286	17	3.02
Other debt and equity securities	499,032	3,647	2.94	513,594	3,495	2.76
Federal Home Loan Bank, Federal Reserve Bank and other stock	39,115	724	7.44	34,742	609	7.11
Total interest-earning deposits, investments and other interest-earning assets	660,943	5,992	3.65	598,457	4,600	3.12
Commercial, financial and agricultural loans	934,649	16,523	7.11	991,876	15,538	6.35
Real estate—commercial and construction loans	3,575,142	50,641	5.70	3,342,199	42,421	5.15
Real estate—residential loans	1,618,188	19,555	4.86	1,408,292	15,730	4.53
Loans to individuals	27,315	548	8.07	27,254	449	6.68
Municipal loans and leases*	232,380	2,464	4.26	229,955	2,341	4.13
Lease financings	189,691	3,169	6.72	165,314	2,541	6.23
Gross loans and leases	6,577,365	92,900	5.68	6,164,890	79,020	5.20
Total interest-earning assets	7,238,308	98,892	5.49	6,763,347	83,620	5.01
Cash and due from banks	54,870			58,035
Allowance for credit losses, loans and leases	(86,495)			(79,977)
Premises and equipment, net	50,592			51,583
Operating lease right-of-use assets	31,121			31,303
Other assets	408,179			394,920
Total assets	$7,696,575			$7,219,211
Liabilities:
Interest-bearing checking deposits	$1,180,696	$8,218	2.80%	$857,891	$3,164	1.50%
Money market savings	1,705,291	19,220	4.53	1,489,129	11,081	3.02
Regular savings	769,926	905	0.47	985,716	669	0.28
Time deposits	1,238,878	13,630	4.42	566,308	3,422	2.45
Total time and interest-bearing deposits	4,894,791	41,973	3.45	3,899,044	18,336	1.91
Short-term borrowings	10,127	5	0.20	240,318	2,728	4.60
Long-term debt	292,486	2,883	3.96	112,222	591	2.14
Subordinated notes	148,818	2,281	6.16	148,319	2,281	6.24
Total borrowings	451,431	5,169	4.61	500,859	5,600	4.53
Total interest-bearing liabilities	5,346,222	47,142	3.55	4,399,903	23,936	2.21
Noninterest-bearing deposits	1,409,063			1,935,371
Operating lease liabilities	34,166			34,438
Accrued expenses and other liabilities	64,578			60,346
Total liabilities	6,854,029			6,430,058
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,755,285		2.81	6,335,274		1.53
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	300,679			300,293
Retained earnings and other equity	384,083			331,076
Total shareholders’ equity	842,546			789,153
Total liabilities and shareholders’ equity	$7,696,575			$7,219,211
Net interest income		$51,750			$59,684
Net interest spread			1.94			2.80
Effect of net interest-free funding sources			0.94			0.78
Net interest margin			2.88%			3.58%
Ratio of average interest-earning assets to average interest-bearing liabilities	135.39%			153.72%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $453 thousand and $465 thousand for the three months ended March 31, 2024 and 2023, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2024 and 2023 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2024 Versus 2023
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$936	$194	$1,130
Obligations of states and political subdivisions	(3)	(2)	(5)
Other debt and equity securities	(93)	245	152
Federal Home Loan Bank, Federal Reserve Bank and other stock	84	31	115
Interest on deposits, investments and other earning assets	924	468	1,392
Commercial, financial and agricultural loans	(894)	1,879	985
Real estate—commercial and construction loans	3,262	4,958	8,220
Real estate—residential loans	2,576	1,249	3,825
Loans to individuals	1	98	99
Municipal loans and leases	31	92	123
Lease financings	411	217	628
Interest and fees on loans and leases	5,387	8,493	13,880
Total interest income	6,311	8,961	15,272
Interest expense:
Interest-bearing checking deposits	1,539	3,515	5,054
Money market savings	1,843	6,296	8,139
Regular savings	(169)	405	236
Time deposits	6,107	4,101	10,208
Total time and interest-bearing deposits	9,320	14,317	23,637
Short-term borrowings	(1,368)	(1,355)	(2,723)
Long-term debt	1,502	790	2,292
Interest on borrowings	134	(565)	(431)
Total interest expense	9,454	13,752	23,206
Net interest income	$(3,143)	$(4,791)	$(7,934)

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2024 and 2023 was $1.4 million and $3.4 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Allowance for credit losses, loans and leases	$85,632	$85,387	$83,837	$82,709	$80,034
Loans and leases held for investment	6,579,086	6,567,214	6,574,958	6,462,238	6,239,804
Allowance for credit losses, loans and leases / loans and leases held for investment	1.30%	1.30%	1.28%	1.28%	1.28%

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Trust fee income	$2,108	$1,955	$153	7.8%
Service charges on deposit accounts	1,871	1,547	324	20.9
Investment advisory commission and fee income	5,194	4,752	442	9.3
Insurance commission and fee income	7,201	6,487	714	11.0
Other service fee income	6,415	3,076	3,339	108.6
Bank owned life insurance income	842	767	75	9.8
Net gain on mortgage banking activities	939	625	314	50.2
Other income	1,025	471	554	117.6
Total noninterest income	$25,595	$19,680	$5,915	30.1%

Three months ended March 31, 2024 versus 2023

Noninterest income for the three months ended March 31, 2024 was $25.6 million, an increase of $5.9 million, or 30.1%, from the three months ended March 31, 2023.

Other service fee income increased $3.3 million, or 108.6%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to the net gain generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans.

Insurance commission and fee income increased $714 thousand, or 11.0%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to increases in premiums for group life and health and commercial lines and an increase in contingent commission income of $484 thousand, which were $2.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Contingent income is largely recognized in the first quarter of the year.

Investment advisory commission and fee income increased $442 thousand, or 9.3%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to new customer relationships and appreciation of assets under management, as a majority of investment advisory fees are billed based on the prior quarter-end assets under management balance.

Service charges on deposit accounts increased $324 thousand, or 20.9%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to increased treasury management income.

Net gain on mortgage banking activities increased $314 thousand, or 50.2%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to increased salable volume.

Other income increased $554 thousand, or 117.6%, for the three months ended March 31, 2024 from the comparable period in the prior year. Gains on the sale of Small Business Administration loans increased $239 thousand due to increased sale volume. Fees on risk participation agreements for interest rate swaps increased $141 thousand.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries, benefits and commissions	$31,338	$31,014	$324	1.0%
Net occupancy	2,872	2,727	145	5.3
Equipment	1,111	993	118	11.9
Data processing	4,495	4,029	466	11.6
Professional fees	1,688	1,941	(253)	(13.0)
Marketing and advertising	416	371	45	12.1
Deposit insurance premiums	1,135	1,101	34	3.1
Intangible expenses	187	253	(66)	(26.1)
Other expense	6,832	7,100	(268)	(3.8)
Total noninterest expense	$50,074	$49,529	$545	1.1%
Three months ended March 31, 2024 versus 2023

Noninterest expense for the three months ended March 31, 2024 was $50.1 million, an increase of $545 thousand, or 1.1%, from the three months ended March 31, 2023.

Data processing increased $466 thousand, or 11.6%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to our investments in technology in recent years, including the launch of our online small business loan and deposit products, and general price increases incurred in the second half of 2023.

Salaries, benefits and commissions increased $324 thousand, or 1.0%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily driven by decreased capitalized compensation, resulting from lower loan production in the current period, and increased medical claims expense. These increases were partially offset by decreased salary expense primarily due to staff reductions over the last twelve months.

Other expense decreased $268 thousand, or 3.8%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to decreases in retirement plan costs of $210 thousand.

Professional fees decreased $253 thousand, or 13.0%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to consultant fees incurred in the first quarter of 2023 related to our digital transformation initiative.

Tax Provision

The Corporation recognized a tax expense of $5.3 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, resulting in effective rates of 20.5% and 19.4% for the respective periods. The discrete tax effect of vested equity compensation awards unfavorably impacted the three months ended March 31, 2024 by 74 basis points and favorably impacted the three months ended March 31, 2023 by 76 basis points. Additionally, the effective tax rates for the three months ended March 31, 2024 and 2023 reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31, 2024	At December 31, 2023	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$201,606	$249,799	$(48,193)	(19.3)%
Investment securities	497,648	500,623	(2,975)	(0.6)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	37,394	40,499	(3,105)	(7.7)
Loans held for sale	13,188	11,637	1,551	13.3
Loans and leases held for investment	6,579,086	6,567,214	11,872	0.2
Allowance for credit losses, loans and leases	(85,632)	(85,387)	(245)	0.3
Premises and equipment, net	48,739	51,441	(2,702)	(5.3)
Operating lease right-of-use assets	30,702	31,795	(1,093)	(3.4)
Goodwill and other intangibles, net	182,983	186,460	(3,477)	(1.9)
Bank owned life insurance	137,896	131,344	6,552	5.0
Accrued interest receivable and other assets	102,958	95,203	7,755	8.1
Total assets	$7,746,568	$7,780,628	$(34,060)	(0.4)%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $48.2 million, or 19.3%, from December 31, 2023, primarily due to a decrease in interest earning deposits at the Federal Reserve Bank of $28.2 million and a decrease of $19.5 million in cash letters.

Investment Securities

Total investment securities at March 31, 2024 decreased $3.0 million, or 0.6%, from December 31, 2023. Maturities and pay-downs of $11.9 million, sales of $616 thousand, net amortization of purchased premiums and discounts of $271 thousand, a provision for credit losses of $86 thousand and decreases in the fair value of available-for-sale investment securities of $2.9 million were partially offset by purchases of $12.9 million, which were primarily residential mortgage-backed securities.

Loans and Leases

Gross loans and leases held for investment increased $11.9 million, or 0.2%, from December 31, 2023. The growth in gross loans and leases held for investment was primarily due to increases in commercial loans and residential mortgage loans, partially offset by decreases in construction and commercial real estate loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At March 31, 2024, nonaccrual loans and leases were $20.4 million and had a related allowance for credit losses on loans and leases of $2.0 million. At December 31, 2023, nonaccrual loans and leases were $20.5 million and had a related allowance for credit losses on loans and leases of $1.8 million. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended March 31, 2024 were $1.4 million compared to $2.8 million for the same period in the prior year. The decrease in charge-offs for the three months ended March 31, 2024 was primarily due to $2.4 million of charge-offs related to one borrower in the first quarter of 2023.

Other real estate owned ("OREO") was $19.2 million at March 31, 2024, compared to $19.0 million at December 31, 2023. Repossessed assets were $167 thousand at March 31, 2024. The Corporation had no repossessed assets at December 31, 2023.

Table 3—Nonaccrual and Past Due Loans and Leases; Repossessed Assets; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2024	At December 31, 2023
Nonaccrual loans held for sale	$8	$8
Nonaccrual loans and leases held for investment	20,355	20,519
Accruing loans and leases, 90 days or more past due	268	534
Total nonperforming loans and leases	$20,631	$21,061
Other real estate owned	19,220	19,032
Repossessed assets	167	—
Total nonperforming assets	$40,018	$40,093

Loans and leases held for investment	$6,579,086	$6,567,214
Allowance for credit losses, loans and leases	85,632	85,387

Allowance for credit losses, loans and leases / loans and leases held for investment	1.30%	1.30%
Nonaccrual loans and leases / loans and leases held for investment	0.31%	0.31%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	420.53%	415.97%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2024	At December 31, 2023
Nonaccrual loans and leases, held for investment	$20,355	$20,519
Nonaccrual loans and leases with partial charge-offs	471	814
Life-to-date partial charge-offs on nonaccrual loans and leases	703	885
Reserves on individually analyzed loans	1,961	1,787

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of March 31, 2024:

(Dollars in thousands)	March 31, 2024
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$465,915	9.0%
Animal Production	361,143	6.9
CRE - Multi-family	318,337	6.1
CRE - Office	298,301	5.7
CRE - 1-4 Family Residential Investment	289,167	5.6
CRE - Industrial / Warehouse	248,041	4.8
Hotels & Motels (Accommodation)	193,058	3.7
Specialty Trade Contractors	161,917	3.1
Education	153,971	3.0
Homebuilding (tract developers, remodelers)	152,798	2.9
Nursing and Residential Care Facilities	132,809	2.6
Motor Vehicle and Parts Dealers	132,677	2.6
Merchant Wholesalers, Durable Goods	122,481	2.4
CRE - Mixed-Use - Residential	116,749	2.2
Crop Production	104,137	2.0
Repair and Maintenance	103,139	2.0
Wood Product Manufacturing	90,017	1.7
Real Estate Lenders, Secondary Market Financing	86,382	1.7
Rental and Leasing Services	76,500	1.5
Fabricated Metal Product Manufacturing	75,371	1.4
CRE - Mixed-Use - Commercial	72,763	1.4
Religious Organizations, Advocacy Groups	71,715	1.4
Personal and Laundry Services	71,534	1.4
Administrative and Support Services	70,224	1.3
Amusement, Gambling, and Recreation Industries	68,644	1.3
Merchant Wholesalers, Nondurable Goods	67,775	1.3
Food Services and Drinking Places	66,625	1.3
Private Equity & Special Purpose Entities (except 52592)	66,517	1.3
Miniwarehouse / Self-Storage	61,996	1.2
Food Manufacturing	60,794	1.2
Truck Transportation	53,952	1.0
Industries with >$50 million in outstandings	$4,415,449	84.9%
Industries with <$50 million in outstandings	$787,039	15.1%
Total Commercial Loans	$5,202,488	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$922,412
Real Estate-Home Equity Secured for Personal Purpose	177,446
Loans to Individuals	27,200
Lease Financings	249,540
Total Consumer Loans and Lease Financings	$1,376,598

Total	$6,579,086

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $175 thousand and $229 thousand for the three months ended March 31, 2024 and 2023, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2024 and December 31, 2023.

The Corporation also has goodwill with a net carrying value of $175.5 million at March 31, 2024 and December 31, 2023, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2024 or 2023. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $6.6 million, or 5.0%, from December 31, 2023, primarily due to $5.7 million of policies purchased during the first quarter of 2024.

Other Assets

Other assets increased $7.8 million, or 8.1%, from December 31, 2023, primarily due to an increase of $3.4 million related to Banks Shares tax and $1.4 million related to prepaid software fees.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2024	At December 31, 2023	Change
			Amount	Percent
Deposits	$6,405,358	$6,375,781	$29,577	0.5%
Short-term borrowings	4,816	6,306	(1,490)	(23.6)
Long-term debt	250,000	310,000	(60,000)	(19.4)
Subordinated notes	148,886	148,761	125	0.1
Operating lease liabilities	33,744	34,851	(1,107)	(3.2)
Accrued interest payable and other liabilities	60,095	65,721	(5,626)	(8.6)
Total liabilities	$6,902,899	$6,941,420	$(38,521)	(0.6%)

Deposits

Total deposits increased $29.6 million, or 0.5%, from December 31, 2023, primarily due to increases in consumer and brokered deposits, partially offset by decreases in commercial and seasonal public funds deposits. At March 31, 2024, noninterest bearing deposits represented 21.9% of total deposits, down from 23.0% at December 31, 2023. At March 31, 2024, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, represented 22.3% of total deposits, down from 23.3% at December 31, 2023.

Borrowings

Total borrowings decreased $61.4 million, or 13.2%, from December 31, 2023, primarily due to pay-downs of long-term FHLB advances of $60.0 million. These borrowings were replaced with $110.2 million of lower cost brokered deposits during the quarter.

Other Liabilities

Other liabilities decreased $5.6 million, or 8.6%, from December 31, 2023, primarily due to the payment of previously accrued annual incentive payments totaling $3.9 million.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2024	At December 31, 2023	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	298,914	301,066	(2,152)	(0.7)
Retained earnings	488,790	474,691	14,099	3.0
Accumulated other comprehensive loss	(54,740)	(50,646)	(4,094)	8.1
Treasury stock	(47,079)	(43,687)	(3,392)	7.8
Total shareholders’ equity	$843,669	$839,208	$4,461	0.5%

Total shareholders' equity increased $4.5 million, or 0.5%, from December 31, 2023. Retained earnings at March 31, 2024 increased by $14.1 million primarily due to net income of $20.3 million offset by $6.2 million in cash dividends paid during the three months ended March 31, 2024. Accumulated other comprehensive loss increased by $4.1 million, primarily attributable to decreases in the fair value of available-for-sale investment securities of $2.3 million, net of tax and a decrease in the fair value of derivatives of $1.9 million, net of tax. Treasury stock increased $3.4 million from December 31, 2023, primarily related to repurchases of $6.5 million of stock offset by $3.1 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $25.0 million and $24.7 million for the three months ended March 31, 2024 and 2023, respectively. See the section of this Management's Discussion & Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported noninterest income of $7.4 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively. Noninterest expense was $5.5 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase in noninterest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to new customer relationships and appreciation of assets under management and supervision as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. The increase in noninterest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to an increase in salary expense as we continue to invest in revenue producing positions. Assets under management and supervision were $5.0 billion as of March 31, 2024, $4.7 billion as of December 31, 2023, $4.3 billion as of March 31, 2023 and $4.2 billion as of December 31, 2022.

The Insurance segment reported noninterest income of $7.3 million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively. Noninterest expense was $4.1 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase in noninterest income for the three months ended March 31, 2024 was primarily due to increases in premiums for group life and health and commercial lines. In addition, the increase for the three months ended March 31, 2024 included an increase in contingent commission income of $484 thousand, which was $2.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at March 31, 2024.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of March 31, 2024 and December 31, 2023 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$963,392	14.11%	$546,078	8.00%	$682,598	10.00%
Bank	829,169	12.17	544,920	8.00	681,150	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	730,739	10.71	409,559	6.00	546,078	8.00
Bank	745,401	10.94	408,690	6.00	544,920	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	730,739	10.71	307,169	4.50	443,689	6.50
Bank	745,401	10.94	306,517	4.50	442,747	6.50
Tier 1 Capital (to Average Assets):
Corporation	730,739	9.65	303,012	4.00	378,765	5.00
Bank	745,401	9.86	302,271	4.00	377,838	5.00
At December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$953,889	13.90%	$549,160	8.00%	$686,450	10.00%
Bank	810,449	11.86	546,782	8.00	683,478	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	411,870	6.00	549,160	8.00
Bank	731,799	10.71	410,087	6.00	546,782	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	308,903	4.50	446,193	6.50
Bank	731,799	10.71	307,565	4.50	444,260	6.50
Tier 1 Capital (to Average Assets):
Corporation	726,478	9.36	310,520	4.00	388,150	5.00
Bank	731,799	9.45	309,753	4.00	387,191	5.00
At March 31, 2024 and December 31, 2023, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At March 31, 2024, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, unencumbered cash and cash equivalents, were $192.6 million at March 31, 2024. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.8 million at March 31, 2024. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.4 billion at March 31, 2024, of which $2.1 billion was available. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $334.0 million at March 31, 2024. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended March 31, 2024. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2024	45,803	$22.01	45,803	1,156,886
February 1 – 29, 2024	165,355	20.09	165,355	991,531
March 1 – 31, 2024	104,349	20.35	104,349	887,182
Total	315,507	$20.45	315,507
1.Average price paid per share includes stock repurchase excise tax.

On May 27, 2015, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 additional shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The plans have no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plans at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – 31, 2024	1,158	$21.80
February 1 – 29, 2024	—	—
March 1 – 31, 2024	—	—
Total	1,158	$21.80

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.    Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on February 28, 2019.

	Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on April 27, 2022.

Exhibit 10.1*
Form of Endorsement Method Split Dollar Life Insurance Agreement dated March 7, 2024, between Univest Bank and Trust Co. and each of Jeffrey M. Schweitzer, Michael S. Keim, Brian J. Richardson, Megan D. Santana and Patrick C. McCormick is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on March 11, 2024.

Exhibit 31.1
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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

*Denotes a compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: April 30, 2024	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)