Form 10-Q
period 2024-06-30
UNIVEST FINANCIAL Corp
filed 2024-07-30
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,171,025
(Title of Class)	(Number of shares outstanding at July 29, 2024)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At June 30, 2024	At December 31, 2023
ASSETS
Cash and due from banks	$66,808	$72,815
Interest-earning deposits with other banks	124,103	176,984
Cash and cash equivalents	190,911	249,799
Investment securities held-to-maturity (fair value $120,592 and $128,277 at June 30, 2024 and December 31, 2023, respectively)	140,112	145,777
Investment securities available-for-sale (amortized cost $389,791 and $395,727, net of allowance for credit losses of $781 and $731 at June 30, 2024 and December 31, 2023, respectively)	342,776	351,553
Investments in equity securities	2,995	3,293
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	37,438	40,499
Loans held for sale	28,176	11,637
Loans and leases held for investment	6,684,837	6,567,214
Less: Allowance for credit losses, loans and leases	(85,745)	(85,387)
Net loans and leases held for investment	6,599,092	6,481,827
Premises and equipment, net	48,174	51,441
Operating lease right-of-use assets	29,985	31,795
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,701	10,950
Bank owned life insurance	137,823	131,344
Accrued interest receivable and other assets	114,753	95,203
Total assets	$7,855,446	$7,780,628
LIABILITIES
Noninterest-bearing deposits	$1,397,308	$1,468,320
Interest-bearing deposits	5,098,014	4,907,461
Total deposits	6,495,322	6,375,781
Short-term borrowings	11,781	6,306
Long-term debt	250,000	310,000
Subordinated notes	149,011	148,761
Operating lease liabilities	33,015	34,851
Accrued interest payable and other liabilities	62,180	65,721
Total liabilities	7,001,309	6,941,420
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2024 and December 31, 2023; 31,556,799 shares issued at June 30, 2024 and December 31, 2023; 29,190,640 and 29,511,721 shares outstanding at June 30, 2024 and December 31, 2023, respectively	157,784	157,784
Additional paid-in capital	300,166	301,066
Retained earnings	500,482	474,691
Accumulated other comprehensive loss, net of tax benefit	(54,124)	(50,646)
Treasury stock, at cost; 2,366,159 and 2,045,078 shares at June 30, 2024 and December 31, 2023, respectively	(50,171)	(43,687)
Total shareholders’ equity	854,137	839,208
Total liabilities and shareholders’ equity	$7,855,446	$7,780,628
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans and leases	$94,276	$85,320	$186,893	$163,975
Interest and dividends on investment securities:
Taxable	3,741	3,512	7,388	7,007
Exempt from federal income taxes	7	14	19	29
Interest on deposits with other banks	1,108	512	2,717	991
Interest and dividends on other earning assets	700	781	1,424	1,390
Total interest income	99,832	90,139	198,441	173,392
Interest expense
Interest on deposits	43,505	27,467	85,478	45,803
Interest on short-term borrowings	242	3,249	247	5,977
Interest on long-term debt and subordinated notes	5,058	5,093	10,222	7,965
Total interest expense	48,805	35,809	95,947	59,745
Net interest income	51,027	54,330	102,494	113,647
Provision for credit losses	707	3,428	2,139	6,815
Net interest income after provision for credit losses	50,320	50,902	100,355	106,832
Noninterest income
Trust fee income	2,008	1,924	4,116	3,879
Service charges on deposit accounts	1,982	1,725	3,853	3,272
Investment advisory commission and fee income	5,238	4,708	10,432	9,460
Insurance commission and fee income	5,167	5,108	12,368	11,595
Other service fee income	3,044	3,318	9,459	6,394
Bank owned life insurance income	1,086	789	1,928	1,556
Net gain on mortgage banking activities	1,710	1,039	2,649	1,664
Other income	745	1,222	1,770	1,693
Total noninterest income	20,980	19,833	46,575	39,513
Noninterest expense
Salaries, benefits and commissions	30,187	29,875	61,525	60,889
Net occupancy	2,679	2,614	5,551	5,341
Equipment	1,088	986	2,199	1,979
Data processing	4,161	4,137	8,656	8,166
Professional fees	1,466	1,669	3,154	3,610
Marketing and advertising	715	622	1,131	993
Deposit insurance premiums	1,098	1,116	2,233	2,217
Intangible expenses	188	253	375	506
Restructuring charges	—	1,330	—	1,330
Other expense	7,126	7,197	13,958	14,297
Total noninterest expense	48,708	49,799	98,782	99,328
Income before income taxes	22,592	20,936	48,148	47,017
Income tax expense	4,485	4,136	9,736	9,183
Net income	$18,107	$16,800	$38,412	$37,834
Net income per share:
Basic	$0.62	$0.57	$1.31	$1.29
Diluted	0.62	0.57	1.30	1.28
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2024			2023
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$22,592	$4,485	$18,107	$20,936	$4,136	$16,800
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	148	32	116	(3,182)	(668)	(2,514)
(Reversal of provision) provision for credit losses	(36)	(8)	(28)	105	22	83
Total net unrealized gains (losses) on available-for-sale investment securities	112	24	88	(3,077)	(646)	(2,431)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(1,064)	(223)	(841)	(5,481)	(1,151)	(4,330)
Less: reclassification adjustment for net losses realized in net income (1)	1,586	333	1,253	1,371	288	1,083
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	522	110	412	(4,110)	(863)	(3,247)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	147	31	116	246	52	194
Total defined benefit pension plans	147	31	116	246	52	194
Other comprehensive income (loss)	781	165	616	(6,941)	(1,457)	(5,484)
Total comprehensive income	$23,373	$4,650	$18,723	$13,995	$2,679	$11,316
(1) Included in interest expense on demand deposits on the condensed consolidated statements of income (before tax amount).
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2024			2023
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$48,148	$9,736	$38,412	$47,017	$9,183	$37,834
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(2,841)	(596)	(2,245)	2,211	465	1,746
Provision for credit losses	50	10	40	397	83	314
Total net unrealized (losses) gains on available-for-sale investment securities	(2,791)	(586)	(2,205)	2,608	548	2,060
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(5,077)	(1,066)	(4,011)	(4,175)	(877)	(3,298)
Less: reclassification adjustment for net losses realized in net income (1)	3,172	666	2,506	2,431	511	1,920
Total net unrealized losses on interest rate swaps used in cash flow hedges	(1,905)	(400)	(1,505)	(1,744)	(366)	(1,378)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	294	62	232	492	104	388
Total defined benefit pension plans	294	62	232	492	104	388
Other comprehensive (loss) income	(4,402)	(924)	(3,478)	1,356	286	1,070
Total comprehensive income	$43,746	$8,812	$34,934	$48,373	$9,469	$38,904
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2024
Balance at March 31, 2024	29,337,919	$157,784	$298,914	$488,790	$(54,740)	$(47,079)	$843,669
Net income	—	—	—	18,107	—	—	18,107
Other comprehensive income, net of income tax	—	—	—	—	616	—	616
Cash dividends declared ($0.21 per share)	—	—	—	(6,143)	—	—	(6,143)
Stock-based compensation	—	—	1,378	(272)	—	—	1,106
Stock issued under dividend reinvestment and employee stock purchase plans	27,321	—	17	—	—	603	620
Vesting of restricted stock units, net of shares withheld to cover taxes	4,208	—	(111)	—	—	88	(23)
Exercise of stock options	12,000	—	(32)	—	—	255	223
Purchases of treasury stock	(190,808)	—	—	—	—	(4,038)	(4,038)
Balance at June 30, 2024	29,190,640	$157,784	$300,166	$500,482	$(54,124)	$(50,171)	$854,137

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2023
Balance at March 31, 2023	29,427,696	$157,784	$298,167	$443,493	$(55,550)	$(45,398)	$798,496
Net income	—	—	—	16,800	—	—	16,800
Other comprehensive loss, net of income tax benefit	—	—	—	—	(5,484)	—	(5,484)
Cash dividends declared ($0.21 per share)	—	—	—	(6,180)	—	—	(6,180)
Stock-based compensation	—	—	1,234	(307)	—	—	927
Stock issued under dividend reinvestment and employee stock purchase plans	36,292	—	(48)	—	—	695	647
Vesting of restricted stock units, net of shares withheld to cover taxes	5,093	—	(137)	—	—	113	(24)
Exercise of stock options	2,043	—	(4)	—	—	44	40
Balance at June 30, 2023	29,471,124	$157,784	$299,212	$453,806	$(61,034)	$(44,546)	$805,222

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2024
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208
Net income	—	—	—	38,412	—	—	38,412
Other comprehensive loss, net of income tax benefit	—	—	—	—	(3,478)	—	(3,478)
Cash dividends declared ($0.42 per share)	—	—	—	(12,332)	—	—	(12,332)
Stock-based compensation	—	—	2,348	(289)	—	—	2,059
Stock issued under dividend reinvestment and employee stock purchase plans	59,227	—	12	—	—	1,256	1,268
Vesting of restricted stock units, net of shares withheld to cover taxes	107,377	—	(3,212)	—	—	2,355	(857)
Exercise of stock options	19,788	—	(48)	—	—	421	373
Purchases of treasury stock	(507,473)	—	—	—	—	(10,516)	(10,516)
Balance at June 30, 2024	29,190,640	$157,784	$300,166	$500,482	$(54,124)	$(50,171)	$854,137

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2023
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500
Net income	—	—	—	37,834	—	—	37,834
Other comprehensive income, net of income tax	—	—	—	—	1,070	—	1,070
Cash dividends declared ($0.42 per share)	—	—	—	(12,331)	—	—	(12,331)
Stock-based compensation	—	—	2,291	(334)	—	—	1,957
Stock issued under dividend reinvestment and employee stock purchase plans	61,636	—	(19)	—	—	1,328	1,309
Vesting of restricted stock units, net of shares withheld to cover taxes	131,363	—	(3,850)	—	—	2,619	(1,231)
Exercise of stock options	6,210	—	(18)	—	—	132	114
Balance at June 30, 2023	29,471,124	$157,784	$299,212	$453,806	$(61,034)	$(44,546)	$805,222
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$38,412	$37,834
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,139	6,815
Depreciation of premises and equipment	2,718	2,450
Net amortization of investment securities premiums and discounts	521	569
Amortization, fair market value adjustments and capitalization of servicing rights	2,899	3
Net gain on mortgage banking activities	(2,649)	(1,664)
Bank owned life insurance income	(1,928)	(1,556)
Stock-based compensation	2,231	2,115
Intangible expenses	375	506
Other adjustments to reconcile net income to cash used in operating activities	(1,107)	(948)
Originations of loans held for sale	(138,398)	(87,921)
Proceeds from the sale of loans held for sale	124,758	84,694
Contributions to pension and other postretirement benefit plans	(126)	(85)
Increase in accrued interest receivable and other assets	(18,716)	(6,601)
(Decrease) increase in accrued interest payable and other liabilities	(2,972)	3,852
Net cash provided by operating activities	8,157	40,063
Cash flows from investing activities:
Proceeds from sale of premises and equipment	2,445	693
Purchases of premises and equipment	(1,852)	(4,274)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	6,583	7,266
Proceeds from maturities, calls and principal repayments of securities available-for-sale	32,931	15,260
Purchases of investment securities held-to-maturity	(1,100)	(6,252)
Purchases of investment securities available-for-sale	(27,351)	(19,348)
Proceeds from sales of money market mutual funds	2,103	242
Purchases of money market mutual funds	(1,847)	(1,220)
Net decrease (increase) in other investments	3,061	(8,970)
Proceeds from sale of loans originally held-for-investment	—	175
Net increase in loans and leases	(119,483)	(361,702)
Proceeds from sales of other real estate owned	—	260
Purchases of bank owned life insurance	(5,710)	(7,862)
Proceeds from bank owned life insurance	1,159	—
Net cash used in investing activities	(109,061)	(385,732)
Cash flows from financing activities:
Net increase in deposits	119,529	73,863
Net increase in short-term borrowings	5,475	47,525
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(60,000)	(25,000)
Payment of contingent consideration on acquisitions	(635)	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(857)	(1,230)
Purchases of treasury stock	(10,516)	—
Stock issued under dividend reinvestment and employee stock purchase plans	1,268	1,309
Proceeds from exercise of stock options	373	114
Cash dividends paid	(12,621)	(12,665)
Net cash provided by financing activities	42,016	333,281
Net decrease in cash and cash equivalents	(58,888)	(12,388)
Cash and cash equivalents at beginning of year	249,799	152,799
Cash and cash equivalents at end of period	$190,911	$140,411

Supplemental disclosures of cash flow information:
Cash paid for interest	$91,937	$53,708
Cash paid for income taxes, net of refunds	11,090	7,845
Non cash transactions:
Transfer of loans to other real estate owned	$252	$—
Transfer of leases to repossessed assets	167	—
Transfer of loans to loans held for sale	—	19,895
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month and six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 26, 2024.

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

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Numerator for basic and diluted earnings per share—net income available to common shareholders	$18,107	$16,800	$38,412	$37,834
Denominator for basic earnings per share—weighted-average shares outstanding	29,247	29,439	29,330	29,376
Effect of dilutive securities—stock options and restricted stock units	106	65	123	117
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,353	29,504	29,453	29,493
Basic earnings per share	$0.62	$0.57	$1.31	$1.29
Diluted earnings per share	$0.62	$0.57	$1.30	$1.28
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	334	575	255	367

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at June 30, 2024 and December 31, 2023, by contractual maturity within each type:

	At June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,469	$—	$(52)	$—	$1,417
After 5 years to 10 years	11,344	—	(598)	—	10,746
Over 10 years	127,299	—	(18,870)	—	108,429
	140,112	—	(19,520)	—	120,592
Total	$140,112	$—	$(19,520)	$—	$120,592
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,299	$—	$(23)	$—	$1,276
	1,299	—	(23)	—	1,276
Residential mortgage-backed securities:
After 1 year to 5 years	437	—	(15)	—	422
After 5 years to 10 years	12,511	—	(983)	—	11,528
Over 10 years	296,722	128	(38,444)	—	258,406
	309,670	128	(39,442)	—	270,356
Collateralized mortgage obligations:
After 5 years to 10 years	194	—	(9)	—	185
Over 10 years	1,822	—	(177)	—	1,645
	2,016	—	(186)	—	1,830
Corporate bonds:
Within 1 year	3,494	1	(50)	(3)	3,442
After 1 year to 5 years	13,312	9	(594)	(37)	12,690
After 5 years to 10 years	60,000	—	(6,077)	(741)	53,182
	76,806	10	(6,721)	(781)	69,314
Total	$389,791	$138	$(46,372)	$(781)	$342,776

	At December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,871	$—	$(62)	$—	$1,809
After 5 years to 10 years	12,047	—	(462)	—	11,585
Over 10 years	131,859	—	(16,976)	—	114,883
	145,777	—	(17,500)	—	128,277
Total	$145,777	$—	$(17,500)	$—	$128,277
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$—	$(1)	$—	$1,029
After 1 year to 5 years	1,298	—	(26)	—	1,272
	2,328	—	(27)	—	2,301
Residential mortgage-backed securities:
After 1 year to 5 years	567	—	(20)	—	547
After 5 years to 10 years	13,653	—	(964)	—	12,689
Over 10 years	285,628	131	(34,443)	—	251,316
	299,848	131	(35,427)	—	264,552
Collateralized mortgage obligations:
After 5 years to 10 years	241	—	(11)	—	230
Over 10 years	1,960	—	(189)	—	1,771
	2,201	—	(200)	—	2,001
Corporate bonds:
Within 1 year	18,011	1	(176)	(27)	17,809
After 1 year to 5 years	13,339	23	(671)	(43)	12,648
After 5 years to 10 years	60,000	—	(7,097)	(661)	52,242
	91,350	24	(7,944)	(731)	82,699
Total	$395,727	$155	$(43,598)	$(731)	$351,553

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

Securities with a carrying value of $450.3 million and $464.0 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at June 30, 2024 or December 31, 2023. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

There were no sales of securities available-for-sale during the six months ended June 30, 2024 or 2023.

At June 30, 2024 and December 31, 2023, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$1,071	$(24)	$119,521	$(19,496)	$120,592	$(19,520)
Total	$1,071	$(24)	$119,521	$(19,496)	$120,592	$(19,520)
Securities Available-for-Sale
Residential mortgage-backed securities	$18,432	$(116)	$237,568	$(39,326)	$256,000	$(39,442)
Collateralized mortgage obligations	—	—	1,830	(186)	1,830	(186)
Corporate bonds	984	(1)	—	—	984	(1)
Total	$19,416	$(117)	$239,398	$(39,512)	$258,814	$(39,629)
At December 31, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Total	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Securities Available-for-Sale
State and political subdivisions	$1,029	$(1)	$—	$—	$1,029	$(1)
Residential mortgage-backed securities	16,992	(65)	238,053	(35,362)	255,045	(35,427)
Collateralized mortgage obligations	—	—	2,001	(200)	2,001	(200)
Corporate bonds	780	(1)	—	—	780	(1)
Total	$18,801	$(67)	$240,054	$(35,562)	$258,855	$(35,629)

At June 30, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $120.6 million, including unrealized losses of $19.5 million. These holdings were comprised of 89 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the six months ended June 30, 2024.

At June 30, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $258.8 million, including unrealized losses of $39.6 million. These holdings were comprised of (1) 113 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, and (3) two investment grade corporate bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at June 30, 2024 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the six months ended June 30, 2024 and June 30, 2023 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Six months ended June 30, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Additions for securities for which no previous expected credit losses were recognized	(1)
Change in securities for which a previous expected credit loss was recognized	(49)
Ending balance	$(781)
Six months ended June 30, 2023
Securities Available-for-Sale
Beginning balance	$(1,140)
Additions for securities for which no previous expected credit losses were recognized	(2)
Change in securities for which a previous expected credit loss was recognized	(395)
Ending balance	$(1,537)

At June 30, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $69.1 million, including unrealized losses of $7.5 million, and allowance for credit losses of $781 thousand. These holdings were comprised of 35 investment grade corporate bonds and one municipal bond, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $42 thousand and a $114 thousand net loss on equity securities during the six months ended June 30, 2024 and 2023, respectively, in other noninterest income. There were no sales of equity securities during the six months ended June 30, 2024 or 2023.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2024	At December 31, 2023
Commercial, financial and agricultural	$1,055,332	$989,723
Real estate-commercial	3,373,889	3,302,798
Real estate-construction	313,229	394,462
Real estate-residential secured for business purpose	532,628	517,002
Real estate-residential secured for personal purpose	952,665	909,015
Real estate-home equity secured for personal purpose	179,150	179,282
Loans to individuals	26,430	27,749
Lease financings	251,514	247,183
Total loans and leases held for investment, net of deferred income	$6,684,837	$6,567,214
Less: Allowance for credit losses, loans and leases	(85,745)	(85,387)
Net loans and leases held for investment	$6,599,092	$6,481,827
Imputed interest on lease financings, included in the above table	$(32,145)	$(30,485)
Net deferred costs, included in the above table	7,803	7,949
Overdraft deposits included in the above table	137	280

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at June 30, 2024 and December 31, 2023:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2024
Commercial, financial and agricultural	$2,046	$635	$—	$2,681	$1,050,414	$1,053,095	$2,237	$1,055,332
Real estate—commercial real estate and construction:
Commercial real estate	4,339	48	—	4,387	3,365,362	3,369,749	4,140	3,373,889
Construction	—	—	—	—	309,706	309,706	3,523	313,229
Real estate—residential and home equity:
Residential secured for business purpose	411	436	—	847	530,959	531,806	822	532,628
Residential secured for personal purpose	5,993	572	—	6,565	942,282	948,847	3,818	952,665
Home equity secured for personal purpose	753	—	—	753	177,204	177,957	1,193	179,150
Loans to individuals	186	84	58	328	26,087	26,415	15	26,430
Lease financings	1,431	508	147	2,086	248,976	251,062	452	251,514
Total	$15,159	$2,283	$205	$17,647	$6,650,990	$6,668,637	$16,200	$6,684,837

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2023
Commercial, financial and agricultural	$1,355	$348	$285	$1,988	$985,469	$987,457	$2,266	$989,723
Real estate—commercial real estate and construction:
Commercial real estate	1,763	1,072	—	2,835	3,294,254	3,297,089	5,709	3,302,798
Construction	10,022	45	—	10,067	378,328	388,395	6,067	394,462
Real estate—residential and home equity:
Residential secured for business purpose	930	643	—	1,573	514,339	515,912	1,090	517,002
Residential secured for personal purpose	6,464	76	—	6,540	898,262	904,802	4,213	909,015
Home equity secured for personal purpose	721	144	—	865	177,301	178,166	1,116	179,282
Loans to individuals	191	84	37	312	27,437	27,749	—	27,749
Lease financings	987	374	212	1,573	245,552	247,125	58	247,183
Total	$22,433	$2,786	$534	$25,753	$6,520,942	$6,546,695	$20,519	$6,567,214

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2024 and December 31, 2023.

	At June 30, 2024			At December 31, 2023
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans held for sale	$—	$—	$—	$8	$—	$8
Loans and leases held for investment:
Commercial, financial and agricultural	$2,237	$—	$2,237	$2,266	$285	$2,551
Real estate—commercial real estate and construction:
Commercial real estate	4,140	—	4,140	5,709	—	5,709
Construction	3,523	—	3,523	6,067	—	6,067
Real estate—residential and home equity:
Residential secured for business purpose	822	—	822	1,090	—	1,090
Residential secured for personal purpose	3,818	—	3,818	4,213	—	4,213
Home equity secured for personal purpose	1,193	—	1,193	1,116	—	1,116
Loans to individuals	15	58	73	—	37	37
Lease financings	452	147	599	58	212	270
Total	$16,200	$205	$16,405	$20,527	$534	$21,061

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At June 30, 2024
Commercial, financial and agricultural	$394	$1,843	$2,237	$—
Real estate-commercial	3,295	845	4,140	—
Real estate-construction	3,523	—	3,523	—
Real estate-residential secured for business purpose	822	—	822	—
Real estate-residential secured for personal purpose	3,818	—	3,818	—
Real estate-home equity secured for personal purpose	1,193	—	1,193	—
Loans to individuals	15	—	15	58
Lease financings	—	452	452	147
Total	$13,060	$3,140	$16,200	$205
At December 31, 2023
Commercial, financial and agricultural	$332	$1,934	$2,266	$285
Real estate-commercial	5,687	22	5,709	—
Real estate-construction	2,931	3,136	6,067	—
Real estate-residential secured for business purpose	1,090	—	1,090	—
Real estate-residential secured for personal purpose	4,213	—	4,213	—
Real estate-home equity secured for personal purpose	1,116	—	1,116	—
Loans to individuals	—	—	—	37
Lease financings	—	58	58	212
Total	$15,369	$5,150	$20,519	$534

For the six months ended June 30, 2024, $87 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At June 30, 2024
Commercial, financial and agricultural	$1,741	$—	$496	$2,237
Real estate-commercial	4,122	—	18	4,140
Real estate-construction	3,523	—	—	3,523
Real estate-residential secured for business purpose	822	—	—	822
Real estate-residential secured for personal purpose	3,818	—	—	3,818
Real estate-home equity secured for personal purpose	1,193	—	—	1,193
Loans to individuals	—	—	15	15
Lease financings	—	452	—	452
Total	$15,219	$452	$529	$16,200

(Dollars in thousands)	Real Estate	Other (1)	None	Total
At December 31, 2023
Commercial, financial and agricultural	$2,236	$30	$—	$2,266
Real estate-commercial	5,709	—	—	5,709
Real estate-construction	6,067	—	—	6,067
Real estate-residential secured for business purpose	1,090	—	—	1,090
Real estate-residential secured for personal purpose	4,213	—	—	4,213
Real estate-home equity secured for personal purpose	1,116	—	—	1,116
Lease financings	—	58	—	58
Total	$20,431	$88	$—	$20,519

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at June 30, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At June 30, 2024
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$126,636	$104,546	$100,248	$118,968	$20,904	$51,487	$470,243	$826	$993,858
2. Special Mention	239	820	12,864	5,161	569	5,878	19,888	—	45,419
3. Substandard	—	—	1,959	7,296	—	216	6,584	—	16,055
Total	$126,875	$105,366	$115,071	$131,425	$21,473	$57,581	$496,715	$826	$1,055,332
Current period gross charge-offs	$22	$—	$—	$—	$—	$—	$578	$—	$600

Real Estate-Commercial
Risk Rating
1. Pass	$199,721	$449,577	$875,409	$601,863	$578,115	$563,301	$74,103	$—	$3,342,089
2. Special Mention	—	—	217	—	6,182	8,629	—	—	15,028
3. Substandard	—	4,573	4,583	4,059	449	170	2,938	—	16,772
Total	$199,721	$454,150	$880,209	$605,922	$584,746	$572,100	$77,041	$—	$3,373,889

Real Estate-Construction
Risk Rating
1. Pass	$31,475	$121,699	$111,946	$5,558	$2,187	$2,285	$19,466	$—	$294,616
2. Special Mention	—	1,084	—	—	—	—	—	—	1,084
3. Substandard	—	—	3,399	2,714	2,397	159	8,860	—	17,529
Total	$31,475	$122,783	$115,345	$8,272	$4,584	$2,444	$28,326	$—	$313,229
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$500	$—	$500

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$58,321	$94,028	$144,607	$110,535	$54,515	$37,300	$30,322	$—	$529,628
2. Special Mention	—	2,178	—	—	—	—	—	—	2,178
3. Substandard	—	—	156	—	619	47	—	—	822
Total	$58,321	$96,206	$144,763	$110,535	$55,134	$37,347	$30,322	$—	$532,628

Totals By Risk Rating
1. Pass	$416,153	$769,850	$1,232,210	$836,924	$655,721	$654,373	$594,134	$826	$5,160,191
2. Special Mention	239	4,082	13,081	5,161	6,751	14,507	19,888	—	63,709
3. Substandard	—	4,573	10,097	14,069	3,465	592	18,382	—	51,178
Total	$416,392	$778,505	$1,255,388	$856,154	$665,937	$669,472	$632,404	$826	$5,275,078
Total current period gross charge-offs	$22	$—	$—	$—	$—	$—	$1,078	$—	$1,100

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2023
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$130,755	$121,402	$135,550	$26,745	$19,029	$40,973	$455,076	$653	$930,183
2. Special Mention	—	13,454	—	—	6,029	—	15,251	—	34,734
3. Substandard	—	2,195	8,206	—	216	—	14,189	—	24,806
Total	$130,755	$137,051	$143,756	$26,745	$25,274	$40,973	$484,516	$653	$989,723

Real Estate-Commercial
Risk Rating
1. Pass	$480,527	$841,529	$642,133	$604,700	$329,443	$296,802	$74,947	$—	$3,270,081
2. Special Mention	1,238	227	3,132	5,821	—	10,416	—	—	20,834
3. Substandard	1,324	2,732	2,768	—	226	1,911	2,922	—	11,883
Total	$483,089	$844,488	$648,033	$610,521	$329,669	$309,129	$77,869	$—	$3,302,798

Real Estate-Construction
Risk Rating
1. Pass	$112,127	$218,637	$4,139	$2,600	$241	$2,211	$14,440	$—	$354,395
2. Special Mention	—	7,655	—	—	4,045	5,265	10,908	—	27,873
3. Substandard	2,400	1,574	2,932	—	—	—	5,288	—	12,194
Total	$114,527	$227,866	$7,071	$2,600	$4,286	$7,476	$30,636	$—	$394,462

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$104,904	$151,680	$120,035	$60,360	$38,006	$11,631	$29,295	$—	$515,911
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	162	—	620	—	309	—	—	1,091
Total	$104,904	$151,842	$120,035	$60,980	$38,006	$11,940	$29,295	$—	$517,002

Totals By Risk Rating
1. Pass	$828,313	$1,333,248	$901,857	$694,405	$386,719	$351,617	$573,758	$653	$5,070,570
2. Special Mention	1,238	21,336	3,132	5,821	10,074	15,681	26,159	—	83,441
3. Substandard	3,724	6,663	13,906	620	442	2,220	22,399	—	49,974
Total	$833,275	$1,361,247	$918,895	$700,846	$397,235	$369,518	$622,316	$653	$5,203,985

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2024 or December 31, 2023.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at June 30, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2024
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$10,255	$163,408	$353,004	$200,153	$125,155	$96,871	$1	$948,847
2. Nonperforming	—	—	146	40	2,741	891	—	3,818
Total	$10,255	$163,408	$353,150	$200,193	$127,896	$97,762	$1	$952,665

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$176	$401	$2,422	$435	$366	$1,474	$172,683	$177,957
2. Nonperforming	—	—	—	—	—	—	1,193	1,193
Total	$176	$401	$2,422	$435	$366	$1,474	$173,876	$179,150

Loans to Individuals
Payment Performance
1. Performing	$1,379	$1,259	$671	$411	$58	$748	$21,831	$26,357
2. Nonperforming	—	—	15	—	—	58	—	73
Total	$1,379	$1,259	$686	$411	$58	$806	$21,831	$26,430
Current period gross charge-offs	$79	$67	$18	$—	$—	$—	$242	$406

Lease Financings
Payment Performance
1. Performing	$47,583	$96,837	$59,041	$32,003	$12,066	$3,385	$—	$250,915
2. Nonperforming	—	—	131	427	23	18	—	599
Total	$47,583	$96,837	$59,172	$32,430	$12,089	$3,403	$—	$251,514
Current period gross charge-offs	$—	$92	$88	$165	$—	$7	$—	$352

Totals by Payment Performance
1. Performing	$59,393	$261,905	$415,138	$233,002	$137,645	$102,478	$194,515	$1,404,076
2. Nonperforming	—	—	292	467	2,764	967	1,193	5,683
Total	$59,393	$261,905	$415,430	$233,469	$140,409	$103,445	$195,708	$1,409,759
Total current period gross charge-offs	$79	$159	$106	$165	$—	$7	$242	$758

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2023
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$139,765	$328,383	$206,285	$128,157	$22,798	$79,296	$118	$904,802
2. Nonperforming	—	153	43	2,749	—	1,268	—	4,213
Total	$139,765	$328,536	$206,328	$130,906	$22,798	$80,564	$118	$909,015

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$511	$2,567	$510	$409	$165	$1,463	$172,541	$178,166
2. Nonperforming	—	—	—	—	—	—	1,116	1,116
Total	$511	$2,567	$510	$409	$165	$1,463	$173,657	$179,282

Loans to Individuals
Payment Performance
1. Performing	$1,831	$894	$530	$107	$48	$1,004	$23,298	$27,712
2. Nonperforming	—	—	—	—	—	37	—	37
Total	$1,831	$894	$530	$107	$48	$1,041	$23,298	$27,749

Lease Financings
Payment Performance
1. Performing	$110,832	$70,070	$41,392	$17,874	$5,681	$1,064	$—	$246,913
2. Nonperforming	11	104	88	19	36	12	—	270
Total	$110,843	$70,174	$41,480	$17,893	$5,717	$1,076	$—	$247,183

Totals by Payment Performance
1. Performing	$252,939	$401,914	$248,717	$146,547	$28,692	$82,827	$195,957	$1,357,593
2. Nonperforming	11	257	131	2,768	36	1,317	1,116	5,636
Total	$252,950	$402,171	$248,848	$149,315	$28,728	$84,144	$197,073	$1,363,229

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2024 or December 31, 2023.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and six months ended June 30, 2024 and 2023. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the six months ended June 30, 2024.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,932	$1,448	$(920)	$85	$14,545
Real estate-commercial	45,853	121	—	4	45,978
Real estate-construction	6,254	(101)	—	—	6,153
Real estate-residential secured for business purpose	8,800	(1,294)	—	233	7,739
Real estate-residential secured for personal purpose	6,637	(31)	—	—	6,606
Real estate-home equity secured for personal purpose	1,184	504	—	—	1,688
Loans to individuals	388	70	(127)	17	348
Lease financings	2,584	205	(122)	21	2,688
Total	$85,632	$922	$(1,169)	$360	$85,745
Three Months Ended June 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$14,725	$(589)	$(299)	$34	$13,871
Real estate-commercial	43,150	1,604	—	3	44,757
Real estate-construction	4,681	752	—	—	5,433
Real estate-residential secured for business purpose	8,360	336	—	—	8,696
Real estate-residential secured for personal purpose	5,012	576	—	—	5,588
Real estate-home equity secured for personal purpose	1,271	110	(85)	—	1,296
Loans to individuals	375	262	(111)	34	560
Lease financings	2,460	136	(105)	17	2,508
Total	$80,034	$3,187	$(600)	$88	$82,709

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$2,263	$(1,513)	$96	$14,545
Real estate-commercial	45,849	122	—	7	45,978
Real estate-construction	6,543	110	(500)	—	6,153
Real estate-residential secured for business purpose	8,692	(1,188)	—	235	7,739
Real estate-residential secured for personal purpose	6,349	123	—	134	6,606
Real estate-home equity secured for personal purpose	1,289	399	—	—	1,688
Loans to individuals	392	305	(406)	57	348
Lease financings	2,574	439	(352)	27	2,688
Total	$85,387	$2,573	$(2,771)	$556	$85,745
Six Months Ended June 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$(42)	$(3,147)	$140	$13,871
Real estate-commercial	41,673	3,128	(50)	6	44,757
Real estate-construction	4,952	688	(207)	—	5,433
Real estate-residential secured for business purpose	7,054	1,461	—	181	8,696
Real estate-residential secured for personal purpose	3,685	1,903	—	—	5,588
Real estate-home equity secured for personal purpose	1,287	44	(85)	50	1,296
Loans to individuals	351	375	(216)	50	560
Lease financings	3,082	(498)	(125)	49	2,508
Total	$79,004	$7,059	$(3,830)	$476	$82,709

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at June 30, 2024 and 2023:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At June 30, 2024
Commercial, financial and agricultural	$433	$14,112	$14,545	$2,237	$1,053,095	$1,055,332
Real estate-commercial	23	45,955	45,978	4,140	3,369,749	3,373,889
Real estate-construction	—	6,153	6,153	3,523	309,706	313,229
Real estate-residential secured for business purpose	—	7,739	7,739	822	531,806	532,628
Real estate-residential secured for personal purpose	—	6,606	6,606	3,818	948,847	952,665
Real estate-home equity secured for personal purpose	—	1,688	1,688	1,193	177,957	179,150
Loans to individuals	—	348	348	15	26,415	26,430
Lease financings	—	2,688	2,688	—	251,514	251,514
Total	$456	$85,289	$85,745	$15,748	$6,669,089	$6,684,837
At June 30, 2023
Commercial, financial and agricultural	$373	$13,498	$13,871	$1,217	$1,038,048	$1,039,265
Real estate-commercial	—	44,757	44,757	4,405	3,217,588	3,221,993
Real estate-construction	—	5,433	5,433	6,202	407,202	413,404
Real estate-residential secured for business purpose	—	8,696	8,696	1,032	516,489	517,521
Real estate-residential secured for personal purpose	—	5,588	5,588	1,154	831,478	832,632
Real estate-home equity secured for personal purpose	—	1,296	1,296	884	174,206	175,090
Loans to individuals	—	560	560	—	25,544	25,544
Lease financings	—	2,508	2,508	—	236,789	236,789
Total	$373	$82,336	$82,709	$14,894	$6,447,344	$6,462,238

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

	Term Extension
	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$4,925	0.47%	$10	—	$—	—%	$—
Real estate—commercial real estate	—	—	—	—	1	1,949	0.06	—
Total	1	$4,925		$10	1	$1,949		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	—	$—	—%	$—	1	$1,779	0.06%	$—
Total	—	$—		$—	1	$1,779		$—

	Other-Than-Insignificant Payment Delay
	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	2	$7,333	0.69%	$98	—	$—	—%	$—
Total	2	$7,333		$98	—	$—		$—
*Amortized cost excludes $73 thousand and $12 thousand of accrued interest receivable on modified loans for the three months ended June 30, 2024 and June 30, 2023, respectively.

	Term Extension
	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$4,925	0.47%	$10	—	$—	—%	$—
Real estate—commercial real estate	2	3,213	0.10	2	1	1,949	0.06	—
Total	3	$8,138		$12	1	$1,949		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	—	$—	—	$—	1	$1,779	0.06%	$—
Real estate—construction**	2	3,523	1.12	—	1	5,826	1.41	—
Total	2	$3,523		$—	2	$7,605		$—

	Other-Than-Insignificant Payment Delay
	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	2	$7,333	0.69%	$98	—	$—	—%	$—
Total	2	$7,333		$98	—	$—		$—
*Amortized cost excludes $95 thousand and $12 thousand of accrued interest receivable on modified loans for the six months ended June 30, 2024 and June 30, 2023, respectively.
**The one nonaccrual construction loan reported for the six months ended June 30, 2023 was modified during the first quarter of 2023. Subsequently, during the second quarter of 2023, the modified loan was placed on nonaccrual status.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect
Three Months Ended June 30, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 10 months to the life of the loan, which reduced monthly payment amount for the borrower.	2	Provided 3-month payment deferrals to assist borrowers.
Total	1		2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—
Three Months Ended June 30, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Added 3 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Total	1		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Added 14 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Total	1		—
Six Months Ended June 30, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 10 months to the life of the loan, which reduced monthly payment amount for the borrower.	2	Provided 3-month payment deferrals to assist borrowers.
Real estate—commercial real estate	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	3		2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	2		—
Six Months Ended June 30, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Added 3 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Total	1		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial real estate	1	Added 14 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Real estate—construction*	1	Added 8 months to the life of the loan, which reduced monthly payment amount for the borrower.
Total	2		—
*Loan was modified during the first quarter of 2023. Subsequently, during the second quarter of 2023, the modified loan was place on nonaccrual status.

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults during the 12-month period preceding modification for the three and six months ended June 30, 2024 and 2023.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months.

	At June 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$12,258	$—	$—	$12,258
Real estate—commercial real estate	8,060	—	—	8,060
Total	$20,318	$—	$—	$20,318
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	$3,523	$—	$—	$3,523
Total	$3,523	$—	$—	$3,523

As of June 30, 2024, the Bank had $971 thousand in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at June 30, 2024 or December 31, 2023.

(Dollars in thousands)	At June 30, 2024	At December 31, 2023
Real estate-residential secured for personal purpose	$3,176	$5,147
Real estate-home equity secured for personal purpose	38	—
Total	$3,214	$5,147

The following presents foreclosed residential real estate property included in other real estate owned at June 30, 2024 or December 31, 2023.

(Dollars in thousands)	At June 30, 2024	At December 31, 2023
Foreclosed residential real estate	$79	$79

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2024	At December 31, 2023
2024 (excluding the six months ended June 30, 2024)	$48,427	$87,101
2025	84,578	74,002
2026	67,339	56,525
2027	47,379	36,944
2028	23,465	14,945
Thereafter	7,695	3,506
Total future minimum lease payments receivable	278,883	273,023
Plus: Unguaranteed residual	1,498	1,242
Plus: Initial direct costs	3,278	3,403
Less: Imputed interest	(32,145)	(30,485)
Lease financings	$251,514	$247,183

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2024 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2023	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2024	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2024			At December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,486	$302	$6,788	$6,329	$459
Customer related intangibles	2,476	1,160	1,316	4,162	2,653	1,509
Servicing rights	11,076	4,993	6,083	30,850	21,868	8,982
Total amortized intangible assets	$20,340	$12,639	$7,701	$41,800	$30,850	$10,950
(1) Included within accumulated amortization is a valuation allowance of $17 thousand and $98 thousand on servicing rights at June 30, 2024 and December 31, 2023, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2024 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$298
2025		469
2026		319
2027		216
2028		161
Thereafter		155
Total		$1,618
The aggregate fair value of servicing rights was $11.0 million and $17.7 million at June 30, 2024 and December 31, 2023, respectively. The fair value of these rights was determined using a discount rate of 12.6% and 12.3% at June 30, 2024 and December 31, 2023, respectively. The change in the fair value of servicing rights from December 31, 2023 was primarily related to the sale of servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning of period	$5,681	$8,460	$8,982	$8,572
Servicing rights capitalized	537	472	963	749
Amortization of servicing rights	(136)	(396)	(477)	(750)
Sold servicing rights	—	—	(3,466)	—
Changes in valuation allowance	1	32	81	(3)
End of period	$6,083	$8,568	$6,083	$8,568
Loans serviced for others	$933,873	$1,525,320	$933,873	$1,525,320
The change in loans serviced for others from the three and six months ended June 30, 2023 was primarily related to the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Valuation allowance, beginning of period	$(18)	$(40)	$(98)	$(5)
Additions	—	—	—	(3)
Reductions	1	32	81	—
Valuation allowance, end of period	$(17)	$(8)	$(17)	$(8)

The estimated amortization expense of servicing rights for the remainder of 2024 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$839
2025		732
2026		638
2027		556
2028		483
Thereafter		2,835
Total		$6,083

Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2024 and December 31, 2023 consisted of the following:

	At June 30, 2024		At December 31, 2023
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,397,308	—%	$1,468,320
Demand deposits	3.38	2,872,129	3.34	2,973,784
Savings deposits	0.55	768,147	0.48	779,885
Time deposits	4.49	1,457,738	4.22	1,153,792
Total	2.57%	$6,495,322	2.38%	$6,375,781

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $283.8 million at June 30, 2024 and $187.0 million at December 31, 2023.

At June 30, 2024, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$381,100
2025		679,370
2026		82,382
2027		129,811
2028		146,375
Thereafter		38,700
Total		$1,457,738

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At June 30, 2024		At December 31, 2023
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$11,781	0.05%	$6,306	0.05%

Long-term debt:
FHLB advances	$250,000	4.39%	$310,000	3.73%
Subordinated notes	149,011	6.08	148,761	6.08

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.2 billion at June 30, 2024 and December 31, 2023. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.0 billion and $1.1 billion at June 30, 2024 and December 31, 2023, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.9 billion and $1.7 billion at June 30, 2024 and December 31, 2023, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. During the second quarter, the Bank was approved to participate in the FRB Borrower in Custody program which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities, was $306.8 million and $183.3 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2024 and December 31, 2023, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.6 billion and $3.4 billion of committed borrowing capacity at June 30, 2024 and December 31, 2023, respectively, of which $2.3 billion and $1.9 billion was available as of June 30, 2024 and December 31, 2023, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $459.0 million at June 30, 2024 and $369.0 million at December 31, 2023. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2024	Weighted Average Rate
Remainder of 2024	$25,000	4.80%
2025	75,000	4.46
2026	100,000	4.29
2027	25,000	3.99
2028	25,000	4.61
Thereafter	—	—
Total	$250,000	4.39%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$135	$136	$14	$19
Interest cost	600	587	27	32
Expected loss on plan assets	(869)	(761)	—	—
Amortization of net actuarial loss (gain)	176	250	(29)	(4)
Net periodic benefit cost	$42	$212	$12	$47

	Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$283	$266	$28	$38
Interest cost	1,192	1,184	54	64
Expected loss on plan assets	(1,740)	(1,531)	—	—
Amortization of net actuarial loss (gain)	351	500	(57)	(8)
Net periodic benefit cost	$86	$419	$25	$94

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make total contributions of $156 thousand to the Retirement Plans and $112 thousand to Other Postretirement Benefit Plans in 2024. During the six months ended June 30, 2024, the Corporation contributed $78 thousand to its Retirement Benefit Plans and $48 thousand to its Other Postretirement Benefit Plans. During the six months ended June 30, 2024, $1.4 million was paid to participants from the Retirement Plans and $48 thousand was paid to participants from the Other Postretirement Benefit Plans.

Note 9. Stock-Based Incentive Plan

On April 26, 2023, the 2023 Equity Incentive Plan (the Plan) was approved by shareholders. This Plan replaced the Amended and Restated Univest 2013 Long-Term Incentive Plan, which expired in April 2023.

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2024:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2024
Outstanding at December 31, 2023	269,914	$26.14
Forfeited	(11,322)	28.31
Exercised	(19,788)	18.67
Outstanding at June 30, 2024	238,804	$26.65	2.8	$152
Exercisable at June 30, 2024	238,804	$26.65	2.8	$152

The Corporation did not grant any stock options during the six months ended June 30, 2024 or June 30, 2023.
The following is a summary of nonvested restricted stock units at June 30, 2024 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2023	392,548	$26.54
Granted	273,030	19.70
Added by performance factor	10,125	28.42
Vested	(151,041)	27.66
Forfeited	(13,944)	25.12
Nonvested stock units at June 30, 2024	510,718	$22.63

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023
Restricted stock units granted	273,030	213,429
Weighted average grant date fair value	$19.70	$25.04
Intrinsic value of units granted	$5,378	$5,345
Restricted stock units vested	151,041	181,175
Weighted average grant date fair value	$27.66	$22.20
Intrinsic value of units vested	$2,983	$4,506

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at June 30, 2024 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$8,274	2.1

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Stock-based compensation expense:
Restricted stock units	$2,231	$2,115
Employee stock purchase plan	49	55
Total	$2,280	$2,170
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$658	$247

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(34,321)	$(4,566)	$(11,759)	$(50,646)
Other comprehensive (loss) income	(2,205)	(1,505)	232	(3,478)
Balance, June 30, 2024	$(36,526)	$(6,071)	$(11,527)	$(54,124)

Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)
Other comprehensive income (loss)	2,060	(1,378)	388	1,070
Balance, June 30, 2023	$(38,006)	$(8,209)	$(14,819)	$(61,034)

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation pays a variable rate equal to the Prime Rate and receives a fixed rate of 5.99%. The swap matures in May 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2024 and December 31, 2023, the notional amount of the interest rate swap was $250.0 million and the fair value was a liability of $7.7 million and $5.8 million, respectively. At June 30, 2024 and December 31, 2023, approximately $4.0 million and $3.7 million, net of tax, which is recorded in accumulated other comprehensive loss, is expected to be reclassified into earnings during the next twelve months, respectively. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2024.

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

At June 30, 2024, the Corporation had exposure to 134 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $851.5 million and remaining maturities ranging from 5 months to 10 years. At June 30, 2024, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $116 thousand. At June 30, 2024, the fair value of the swaps to the customers was a net gain of $65.5 million. At June 30, 2024, the Corporation's credit exposure related to customers totaled $678 thousand.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2024
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$7,685
Total	$250,000		$—		$7,685
At December 31, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$5,779
Total	$250,000		$—		$5,779
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2024
Credit derivatives	$851,485		$—	Other liabilities	$116
Interest rate locks with customers	46,792	Other assets	746		—
Forward loan sale commitments	74,968		—	Other liabilities	139
Total	$973,245		$746		$255
At December 31, 2023
Credit derivatives	$862,756		$—	Other liabilities	$186
Interest rate locks with customers	21,174	Other assets	717		—
Forward loan sale commitments	32,811		—	Other liabilities	427
Total	$916,741		$717		$613

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2024	2023	2024	2023
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$1,586	$1,371	$3,172	$2,431
Total net loss		$(1,586)	$(1,371)	$(3,172)	$(2,431)

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2024	2023	2024	2023
Credit derivatives	Other noninterest income	$111	$821	$338	$907
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	236	(64)	30	82
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(92)	166	289	132
Total net gain		$255	$923	$657	$1,121

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2024	At December 31, 2023
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(6,071)	$(4,566)
Total		$(6,071)	$(4,566)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2024.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, classified using the fair value hierarchy:

	At June 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$1,276	$—	$1,276
Residential mortgage-backed securities	—	270,356	—	270,356
Collateralized mortgage obligations	—	1,830	—	1,830
Corporate bonds	—	69,314	—	69,314
Total available-for-sale securities	—	342,776	—	342,776
Equity securities:
Equity securities - financial services industry	722	—	—	722
Money market mutual funds	2,273	—	—	2,273
Total equity securities	2,995	—	—	2,995
Loans held for sale	—	28,176	—	28,176
Interest rate locks with customers*	—	746	—	746
Total assets	$2,995	$371,698	$—	$374,693
Liabilities:
Contingent consideration liability	$—	$—	$614	$614
Interest rate swaps*	—	7,685	—	7,685
Credit derivatives*	—	—	116	116
Forward loan sale commitments*	—	139	—	139
Total liabilities	$—	$7,824	$730	$8,554
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $116 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 134 interest rate swaps with a notional amount of $851.5 million. The June 30, 2024 CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the six months ended June 30, 2024, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $614 thousand at June 30, 2024. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $635 thousand through the period ending November 30, 2024.

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
The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Increase in value	Balance at June 30, 2024
Credit derivatives	$(186)	$(268)	$338	$(116)
Net total	$(186)	$(268)	$338	$(116)

	Six Months Ended June 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Increase in value	Balance at June 30, 2023
Credit derivatives	$(360)	$(826)	$903	$(283)
Net total	$(360)	$(826)	$903	$(283)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$25	$614
Total contingent consideration liability	$1,224	$635	$25	$614

	Six Months Ended June 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2023
Paul I. Sheaffer Insurance Agency	$1,765	$635	$49	$1,179
Total contingent consideration liability	$1,765	$635	$49	$1,179

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023:

	At June 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$15,292	$15,292
Other real estate owned	—	—	20,007	20,007
Repossessed assets	—	—	149	149
Total	$—	$—	$35,448	$35,448

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$18,960	$18,960
Other real estate owned	—	—	19,032	19,032
Total	$—	$—	$37,992	$37,992

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2024 and December 31, 2023. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$190,911	$—	$—	$190,911	$190,911
Held-to-maturity securities	—	120,592	—	120,592	140,112
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	37,438
Net loans and leases held for investment	—	—	6,398,583	6,398,583	6,583,800
Servicing rights	—	—	10,988	10,988	6,083
Total assets	$190,911	$120,592	$6,409,571	$6,721,074	$6,958,344
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,037,584	$—	$—	$5,037,584	$5,037,584
Time deposits	—	1,450,538	—	1,450,538	1,457,738
Total deposits	5,037,584	1,450,538	—	6,488,122	6,495,322
Short-term borrowings	11,781	—	—	11,781	11,781
Long-term debt	—	248,931	—	248,931	250,000
Subordinated notes	—	143,000	—	143,000	149,011
Total liabilities	$5,049,365	$1,842,469	$—	$6,891,834	$6,906,114

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$249,799	$—	$—	$249,799	$249,799
Held-to-maturity securities	—	128,277	—	128,277	145,777
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	40,499
Net loans and leases held for investment	—	—	6,290,455	6,290,455	6,462,867
Servicing rights	—	—	17,724	17,724	8,982
Total assets	$249,799	$128,277	$6,308,179	$6,686,255	$6,907,924
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,221,989	$—	$—	$5,221,989	$5,221,989
Time deposits	—	1,153,775	—	1,153,775	1,153,792
Total deposits	5,221,989	1,153,775	—	6,375,764	6,375,781
Short-term borrowings	6,306	—	—	6,306	6,306
Long-term debt	—	310,817	—	310,817	310,000
Subordinated notes	—	140,500	—	140,500	148,761
Total liabilities	$5,228,295	$1,605,092	$—	$6,833,387	$6,840,848

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2024, individually analyzed loans held for investment had a carrying amount of $15.7 million with a valuation allowance of $456 thousand. At December 31, 2023, individually analyzed loans held for investment had a carrying amount of $20.7 million with a valuation allowance of $1.8 million. The Corporation had no individually analyzed leases at June 30, 2024 or December 31, 2023.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2024, servicing rights had a net carrying amount of $6.1 million, which included a valuation allowance of $17 thousand. At December 31, 2023, servicing rights had a net carrying amount of $9.1 million, which included a valuation allowance of $98 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2024, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At June 30, 2024 and December 31, 2023, OREO had a carrying amount of $20.0 million and $19.0 million, respectively. During the quarter, one commercial real estate property was transferred to OREO with a carrying value of $252 thousand, and during the six months ended June 30, 2024, $724 thousand of capitalized improvements were completed on an existing property. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that was used as loan or lease collateral. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At June 30, 2024, repossessed assets had a carrying amount of $149 thousand. The Corporation had no repossessed assets at December 31, 2023. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 13. Segment Reporting

At June 30, 2024, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2024	At December 31, 2023	At June 30, 2023
Banking	$7,721,111	$7,656,154	$7,479,212
Wealth Management	64,331	57,715	57,927
Insurance	51,102	48,535	46,880
Other	18,902	18,224	16,131
Consolidated assets	$7,855,446	$7,780,628	$7,600,150

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$99,804	$19	$—	$9	$99,832
Interest expense	46,523	—	—	2,282	48,805
Net interest income (expense)	53,281	19	—	(2,273)	51,027
Provision for credit losses	707	—	—	—	707
Noninterest income	8,466	7,300	5,186	28	20,980
Noninterest expense	38,047	5,522	3,987	1,152	48,708
Intersegment (revenue) expense*	(560)	437	123	—	—
Income (loss) before income taxes	23,553	1,360	1,076	(3,397)	22,592
Income tax expense (benefit)	4,771	261	236	(783)	4,485
Net income (loss)	$18,782	$1,099	$840	$(2,614)	$18,107
Net capital expenditures	$685	$5	$58	$59	$807

	Three Months Ended
	June 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$90,113	$17	$—	$9	$90,139
Interest expense	33,527	—	—	2,282	35,809
Net interest income (expense)	56,586	17	—	(2,273)	54,330
Provision for credit losses	3,428	—	—	—	3,428
Noninterest income	7,952	6,684	5,214	(17)	19,833
Noninterest expense	40,753	4,800	3,955	291	49,799
Intersegment (revenue) expense*	(237)	115	122	—	—
Income (loss) before income taxes	20,594	1,786	1,137	(2,581)	20,936
Income tax expense (benefit)	4,276	132	247	(519)	4,136
Net income (loss)	$16,318	$1,654	$890	$(2,062)	$16,800
Net capital expenditures	$834	$3	$63	$96	$996

	Six Months Ended
	June 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$198,386	$37	$—	$18	$198,441
Interest expense	91,384	—	—	4,563	95,947
Net interest income (expense)	107,002	37	—	(4,545)	102,494
Provision for credit losses	2,139	—	—	—	2,139
Noninterest income	19,425	14,653	12,474	23	46,575
Noninterest expense	76,819	11,004	8,040	2,919	98,782
Intersegment (revenue) expense*	(1,121)	874	247	—	—
Income (loss) before income taxes	48,590	2,812	4,187	(7,441)	48,148
Income tax expense (benefit)	9,866	536	925	(1,591)	9,736
Net income (loss)	$38,724	$2,276	$3,262	$(5,850)	$38,412
Net capital expenditures	$(778)	$11	$67	$107	$(593)

	Six Months Ended
	June 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$173,343	$31	$—	$18	$173,392
Interest expense	55,182	—	—	4,563	59,745
Net interest income (expense)	118,161	31	—	(4,545)	113,647
Provision for credit losses	6,815	—	—	—	6,815
Noninterest income	14,189	13,443	11,934	(53)	39,513
Noninterest expense	80,685	9,660	7,890	1,093	99,328
Intersegment (revenue) expense*	(473)	230	243	—	—
Income (loss) before income taxes	45,323	3,584	3,801	(5,691)	47,017
Income tax expense (benefit)	9,461	296	830	(1,404)	9,183
Net income (loss)	$35,862	$3,288	$2,971	$(4,287)	$37,834
Net capital expenditures	$3,035	$6	$119	$421	$3,581
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
•General economic conditions, either nationally or in our market areas, that are worse than expected, including as a result of employment levels and labor shortages, and the effect of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
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
•Inflation or volatility in interest rates that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make or the sale of loans or other assets and/or lead to higher operating costs and higher costs to retain or attract deposits;
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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands, except per share data)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net income	$18,107	$16,800	$1,307	7.8%	$38,412	$37,834	$578	1.5%
Net income per share:
Basic	$0.62	$0.57	$0.05	8.8	$1.31	$1.29	$0.02	1.6
Diluted	0.62	0.57	0.05	8.8	1.30	1.28	0.02	1.6
Return on average assets	0.94%	0.91%	3 BP	3.3	1.00%	1.04%	(4 BP)	(3.8)
Return on average equity	8.62%	8.35%	27 BP	3.2	9.16%	9.56%	(40 BP)	(4.2)

The Corporation reported net income of $18.1 million, or $0.62 diluted earnings per share, for the three months ended June 30, 2024, compared to $16.8 million, or $0.57 diluted earnings per share, for the three months ended June 30, 2023. The Corporation reported net of $38.4 million, or $1.30 diluted earnings per share, for the six months ended June 30, 2024, compared to $37.8 million, or $1.28 diluted earnings per share, for the six months ended June 30, 2023. The financial results for the three months ended June 30, 2024 included tax-free bank owned life insurance ("BOLI") death benefit claims of $171 thousand, which represented $0.01 diluted earnings per share for the quarter. The financial results for the six months ended June 30, 2024 included a $3.4 million net gain ($2.7 million after-tax), or $0.09 diluted earnings per share, generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024. Additionally, the financial results for the second quarter of 2023 included a $1.3 million ($1.1 million after-tax), of $0.04 diluted earnings per share, restructuring change associated with expense management strategies deployed in response to macroeconomic headwinds.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and six months ended June 30, 2024 and 2023. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and six months ended June 30, 2024 versus 2023

Net interest income on a tax-equivalent basis for the three months ended June 30, 2024 was $51.3 million, a decrease of $3.3 million, or 6.1%, compared to $54.6 million for the three months ended June 30, 2023. Net interest income on a tax-equivalent basis for the six months ended June 30, 2024 was $103.1 million, a decrease of $11.3 million, or 9.8%, compared to $114.3 million for the six months ended June 30, 2023. The decreases in tax-equivalent net interest income for the three and six months ended June 30, 2024 compared to the comparable periods in the prior year reflects the continued pressure on the cost of deposits due to the shift of balances from lower to higher cost deposit products which has exceeded the increase in interest income from asset yield expansion and the increase in average interest-earning assets. However, we continue to see indicators of stabilization in the cost of funds and funding mix.

The net interest margin, on a tax-equivalent basis, was 2.84% and 2.86% for the three and six months ended June 30, 2024, respectively, compared to 3.14% and 3.35% for the three and six months ended June 30, 2023, respectively. Excess liquidity reduced net interest margin by approximately two basis points for the three and six months ended June 30, 2024. Excess liquidity had no impact on net interest margin for the three and six months ended June 30, 2023.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$84,546	$1,108	5.27%	$46,897	$512	4.38%
Obligations of states and political subdivisions*	1,269	7	2.22	2,284	15	2.63
Other debt and equity securities	491,871	3,741	3.06	516,711	3,512	2.73
Federal Home Loan Bank, Federal Reserve Bank and other stock	37,286	700	7.55	43,783	781	7.15
Total interest-earning deposits, investments and other interest-earning assets	614,972	5,556	3.63	609,675	4,820	3.17
Commercial, financial and agricultural loans	983,615	17,447	7.13	1,005,499	16,919	6.75
Real estate—commercial and construction loans	3,549,206	50,577	5.73	3,445,431	45,960	5.35
Real estate—residential loans	1,660,489	20,413	4.94	1,483,478	17,216	4.65
Loans to individuals	26,821	542	8.13	26,794	479	7.17
Municipal loans and leases*	230,495	2,476	4.32	234,940	2,388	4.08
Lease financings	189,910	3,105	6.58	176,200	2,659	6.05
Gross loans and leases	6,640,536	94,560	5.73	6,372,342	85,621	5.39
Total interest-earning assets	7,255,508	100,116	5.55	6,982,017	90,441	5.20
Cash and due from banks	56,387			58,675
Allowance for credit losses, loans and leases	(86,293)			(81,641)
Premises and equipment, net	48,725			52,540
Operating lease right-of-use assets	30,344			31,200
Other assets	416,869			398,007
Total assets	$7,721,540			$7,440,798
Liabilities:
Interest-bearing checking deposits	$1,094,150	$7,311	2.69%	$1,011,889	$5,392	2.14%
Money market savings	1,692,759	19,131	4.55	1,460,899	14,089	3.87
Regular savings	759,960	929	0.49	888,680	845	0.38
Time deposits	1,422,113	16,134	4.56	823,665	7,141	3.48
Total time and interest-bearing deposits	4,968,982	43,505	3.52	4,185,133	27,467	2.63
Short-term borrowings	29,506	242	3.30	255,090	3,249	5.11
Long-term debt	250,000	2,777	4.47	301,593	2,811	3.74
Subordinated notes	148,943	2,281	6.16	148,443	2,282	6.17
Total borrowings	428,449	5,300	4.98	705,126	8,342	4.75
Total interest-bearing liabilities	5,397,431	48,805	3.64	4,890,259	35,809	2.94
Noninterest-bearing deposits	1,384,770			1,659,449
Operating lease liabilities	33,382			34,415
Accrued expenses and other liabilities	61,385			49,966
Total liabilities	6,876,968			6,634,089
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,782,201		2.89	6,549,708		2.19
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	299,426			298,788
Retained earnings and other equity	387,362			350,137
Total shareholders’ equity	844,572			806,709
Total liabilities and shareholders’ equity	$7,721,540			$7,440,798
Net interest income		$51,311			$54,632
Net interest spread			1.91			2.26
Effect of net interest-free funding sources			0.93			0.88
Net interest margin			2.84%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.43%			142.77%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $698 thousand and $668 thousand for the three months ended June 30, 2024 and 2023, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2024 and 2023 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$102,696	$2,717	5.32%	$47,364	$991	4.22%
Obligations of states and political subdivisions*	1,610	19	2.37	2,285	32	2.82
Other debt and equity securities	495,451	7,388	3.00	515,161	7,007	2.74
Federal Home Loan Bank, Federal Reserve Bank and other stock	38,201	1,424	7.50	39,287	1,390	7.13
Total interest-earning deposits, investments and other interest-earning assets	637,958	11,548	3.64	604,097	9,420	3.14
Commercial, financial and agricultural loans	959,132	33,970	7.12	998,726	32,457	6.55
Real estate—commercial and construction loans	3,562,174	101,218	5.71	3,394,100	88,381	5.25
Real estate—residential loans	1,639,339	39,968	4.90	1,446,093	32,946	4.59
Loans to individuals	27,068	1,090	8.10	27,023	928	6.93
Municipal loans and leases*	231,437	4,940	4.29	232,461	4,729	4.10
Lease financings	189,800	6,274	6.65	170,787	5,200	6.14
Gross loans and leases	6,608,950	187,460	5.70	6,269,190	164,641	5.30
Total interest-earning assets	7,246,908	199,008	5.52	6,873,287	174,061	5.11
Cash and due from banks	55,628			58,356
Allowance for credit losses, loans and leases	(86,394)			(80,813)
Premises and equipment, net	49,659			52,064
Operating lease right-of-use assets	30,733			31,251
Other assets	412,524			396,471
Total assets	$7,709,058			$7,330,616
Liabilities:
Interest-bearing checking deposits	$1,137,423	$15,529	2.75%	$935,316	$8,556	1.84%
Money market savings	1,699,025	38,351	4.54	1,474,936	25,170	3.44
Regular savings	764,943	1,834	0.48	936,930	1,514	0.33
Time deposits	1,330,496	29,764	4.50	695,697	10,563	3.06
Total time and interest-bearing deposits	4,931,887	85,478	3.49	4,042,879	45,803	2.28
Short-term borrowings	19,816	247	2.51	247,745	5,977	4.87
Long-term debt	271,243	5,660	4.20	207,431	3,402	3.31
Subordinated notes	148,881	4,562	6.16	148,381	4,563	6.20
Total borrowings	439,940	10,469	4.79	603,557	13,942	4.66
Total interest-bearing liabilities	5,371,827	95,947	3.59	4,646,436	59,745	2.59
Noninterest-bearing deposits	1,396,917			1,796,647
Operating lease liabilities	33,774			34,427
Accrued expenses and other liabilities	62,981			55,126
Total liabilities	6,865,499			6,532,636
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,768,744		2.85	6,443,083		1.87
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	300,052			299,537
Retained earnings and other equity	385,723			340,659
Total shareholders’ equity	843,559			797,980
Total liabilities and shareholders’ equity	$7,709,058			$7,330,616
Net interest income		$103,061			$114,316
Net interest spread			1.93			2.52
Effect of net interest-free funding sources			0.93			0.83
Net interest margin			2.86%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.91%			147.93%
*Obligations of states and political subdivisions and municipal loans and leases are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $1.2 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2024 and 2023 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2024 Versus 2023			June 30, 2024 Versus 2023
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$475	$121	$596	$1,412	$314	$1,726
Obligations of states and political subdivisions	(6)	(2)	(8)	(8)	(5)	(13)
Other debt and equity securities	(177)	406	229	(273)	654	381
Federal Home Loan Bank, Federal Reserve Bank and other stock	(122)	41	(81)	(39)	73	34
Interest on deposits, investments and other earning assets	170	566	736	1,092	1,036	2,128
Commercial, financial and agricultural loans	(383)	911	528	(1,296)	2,809	1,513
Real estate—commercial and construction loans	1,372	3,245	4,617	4,644	8,193	12,837
Real estate—residential loans	2,098	1,099	3,197	4,669	2,353	7,022
Loans to individuals	—	63	63	2	160	162
Municipal loans and leases	(47)	135	88	(20)	231	211
Lease financings	209	237	446	616	458	1,074
Interest and fees on loans and leases	3,249	5,690	8,939	8,615	14,204	22,819
Total interest income	3,419	6,256	9,675	9,707	15,240	24,947
Interest expense:
Interest-bearing checking deposits	460	1,459	1,919	2,124	4,849	6,973
Money market savings	2,389	2,653	5,042	4,253	8,928	13,181
Regular savings	(135)	219	84	(309)	629	320
Time deposits	6,296	2,697	8,993	12,679	6,522	19,201
Total time and interest-bearing deposits	9,010	7,028	16,038	18,747	20,928	39,675
Short-term borrowings	(2,145)	(862)	(3,007)	(3,757)	(1,973)	(5,730)
Long-term debt	(528)	494	(34)	1,207	1,051	2,258
Subordinated notes	5	(6)	(1)	19	(20)	(1)
Interest on borrowings	(2,668)	(374)	(3,042)	(2,531)	(942)	(3,473)
Total interest expense	6,342	6,654	12,996	16,216	19,986	36,202
Net interest income	$(2,923)	$(398)	$(3,321)	$(6,509)	$(4,746)	$(11,255)

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2024 and 2023 was $707 thousand and $3.4 million, respectively. The provision for credit losses for the six months ended June 30, 2024 and 2023 was $2.1 million and $6.8 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Allowance for credit losses, loans and leases	$85,745	$85,632	$85,387	$83,837	$82,709
Loans and leases held for investment	6,684,837	6,579,086	6,567,214	6,574,958	6,462,238
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.30%	1.30%	1.28%	1.28%

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Trust fee income	$2,008	$1,924	$84	4.4%	$4,116	$3,879	$237	6.1%
Service charges on deposit accounts	1,982	1,725	257	14.9	3,853	3,272	581	17.8
Investment advisory commission and fee income	5,238	4,708	530	11.3	10,432	9,460	972	10.3
Insurance commission and fee income	5,167	5,108	59	1.2	12,368	11,595	773	6.7
Other service fee income	3,044	3,318	(274)	(8.3)	9,459	6,394	3,065	47.9
Bank owned life insurance income	1,086	789	297	37.6	1,928	1,556	372	23.9
Net gain on mortgage banking activities	1,710	1,039	671	64.6	2,649	1,664	985	59.2
Other income	745	1,222	(477)	(39.0)	1,770	1,693	77	4.5
Total noninterest income	$20,980	$19,833	$1,147	5.8%	$46,575	$39,513	$7,062	17.9%

Three and six months ended June 30, 2024 versus 2023

Noninterest income for the three months ended June 30, 2024 was $21.0 million, an increase of $1.1 million, or 5.8%, from the three months ended June 30, 2023. Noninterest income for the six months ended June 30, 2024 was $46.6 million, an increase of $7.1 million, or 17.9%, from the six months ended June 30, 2023.

Net gain on mortgage banking activities increased $671 thousand, or 64.6%, for the three months ended June 30, 2024 and $985 thousand, or 59.2%, for the six months ended June 30, 2024 from the comparable periods in the prior year, primarily due to increased salable volume.

Investment advisory commission and fee income increased $530 thousand, or 11.3%, for the three months ended June 30, 2024 and $972 thousand, or 10.3%, for the six months ended June 30, 2024 from the comparable periods in the prior year, primarily due to increased assets under management driven by market appreciation and new customer relationships.

Bank owned life insurance income increased $297 thousand, or 37.6%, for the three months ended June 30, 2024 and $372 thousand, or 23.9%, for the six months ended June 30, 2024 from the comparable periods in the prior year, primarily due to death benefits claims of $171 thousand received during the quarter.

Service charges on deposit accounts increased $257 thousand, or 14.9%, for the three months ended June 30, 2024 and $581 thousand, or 17.8%, for the six months ended June 30, 2024 from the comparable periods in the prior year, primarily due to increased treasury management income.

Insurance commission and fee income increased $773 thousand, or 6.7%, for the six months ended June 30, 2024 from the comparable period in the prior year, primarily due to increases in premiums and an increase in contingent commission income of $476 thousand, which was $2.3 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. Contingent income is largely recognized in the first quarter of the year.

Other service fee income decreased $274 thousand, or 8.3%, for the three months ended June 30, 2024 and increased $3.1 million, or 47.9%, for the six months ended June 30, 2024 from the comparable periods in the prior year. The decrease for the three months ended June 30, 2024 was primarily due to reduced servicing fees resulting from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter. The increase for the six months ended June 30, 2024 was primarily due to the net gain of $3.4 million generated from the sale of mortgage servicing rights associated with these serviced loans.

Other income decreased $477 thousand, or 39.0%, for the three months ended June 30, 2024 from the comparable period in the prior year. Fees on risk participation agreements for interest rate swaps decreased $710 thousand due to reduced customer demand. Additionally, the second quarter of 2023 included a loss of $250 thousand on the sale of an interest in a shared national credit.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries, benefits and commissions	$30,187	$29,875	$312	1.0%	$61,525	$60,889	$636	1.0%
Net occupancy	2,679	2,614	65	2.5	5,551	5,341	210	3.9
Equipment	1,088	986	102	10.3	2,199	1,979	220	11.1
Data processing	4,161	4,137	24	0.6	8,656	8,166	490	6.0
Professional fees	1,466	1,669	(203)	(12.2)	3,154	3,610	(456)	(12.6)
Marketing and advertising	715	622	93	15.0	1,131	993	138	13.9
Deposit insurance premiums	1,098	1,116	(18)	(1.6)	2,233	2,217	16	0.7
Intangible expenses	188	253	(65)	(25.7)	375	506	(131)	(25.9)
Restructuring charges	—	1,330	(1,330)	N/M	—	1,330	(1,330)	N/M
Other expense	7,126	7,197	(71)	(1.0)	13,958	14,297	(339)	(2.4)
Total noninterest expense	$48,708	$49,799	$(1,091)	(2.2%)	$98,782	$99,328	$(546)	(0.5%)
Three and six months ended June 30, 2024 versus 2023

Noninterest expense for the three months ended June 30, 2024 was $48.7 million, a decrease of $1.1 million, or 2.2%, from the three months ended June 30, 2023. Noninterest expense for the six months ended June 30, 2024 was $98.8 million, a decrease of $546 thousand, or 0.5%, from the six months ended June 30, 2023. As previously discussed, the second quarter of 2023 included restructuring charges of $1.3 million.

Professional fees decreased $203 thousand, or 12.2%, for the three months ended June 30, 2024 and $456 thousand, or 12.6%, for the six months ended June 30, 2024 from the comparable periods in the prior year, primarily due to consultant fees incurred in the first half of 2023 due to investments in our end-to-end loan origination solutions.

Salaries, benefits and commissions increased $312 thousand, or 1.0%, for the three months ended June 30, 2024 and $636 thousand, or 1.0%, from the comparable periods in the prior year, primarily due to decreased capitalized compensation driven by lower loan production, partially offset by decreased salary expense due to staff reductions over the last twelve months.

Data processing increased $490 thousand, or 6.0%, for the six months ended June 30, 2024 from the comparable period in the prior year, primarily due to our investments in technology in recent years, including the launch of our online small business loan and deposit products.

Tax Provision

The Corporation recognized a tax expense of $4.5 million and $4.1 million for the three months ended June 30, 2024 and

2023, respectively, resulting in effective rates of 19.9% and 19.8% for the respective periods. The Corporation recognized a tax expense of $9.7 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively, resulting in effective tax rates of 20.2% and 19.5% for the respective periods. The effective tax rates for the three and six months ended June 30, 2024 and 2023 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective income tax rates for the three and six months ended June 30, 2024 were favorably impacted by proceeds from BOLI death benefits.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2024	At December 31, 2023	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$190,911	$249,799	$(58,888)	(23.6)%
Investment securities	485,883	500,623	(14,740)	(2.9)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	37,438	40,499	(3,061)	(7.6)
Loans held for sale	28,176	11,637	16,539	142.1
Loans and leases held for investment	6,684,837	6,567,214	117,623	1.8
Allowance for credit losses, loans and leases	(85,745)	(85,387)	(358)	0.4
Premises and equipment, net	48,174	51,441	(3,267)	(6.4)
Operating lease right-of-use assets	29,985	31,795	(1,810)	(5.7)
Goodwill and other intangibles, net	183,211	186,460	(3,249)	(1.7)
Bank owned life insurance	137,823	131,344	6,479	4.9
Accrued interest receivable and other assets	114,753	95,203	19,550	20.5
Total assets	$7,855,446	$7,780,628	$74,818	1.0%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $58.9 million, or 23.6%, from December 31, 2023, primarily due to a decrease in interest earning deposits at the Federal Reserve Bank of $53.9 million and a decrease of $7.1 million in cash letters as excess cash was used to pay-down long-term debt and fund loan growth.

Investment Securities

Total investment securities at June 30, 2024 decreased $14.7 million, or 2.9%, from December 31, 2023. Maturities and pay-downs of $39.5 million, decreases in the fair value of available-for-sale investment securities of $2.8 million, sales of $2.1 million, net amortization of purchased premiums and discounts of $538 thousand and a provision for credit losses of $50 thousand were partially offset by purchases of $30.3 million, which were primarily residential mortgage-backed securities.

Loans and Leases

Gross loans and leases held for investment increased $117.6 million, or 1.8%, from December 31, 2023. The growth in gross loans and leases held for investment was primarily due to increases in commercial, commercial real estate and residential mortgage loans, partially offset by a decrease in construction loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At June 30, 2024, nonaccrual loans and leases were $16.2 million and had a related allowance for credit losses on loans and leases of $456 thousand. At December 31, 2023, nonaccrual loans and leases were $20.5 million and had a related allowance for credit losses on loans and leases of $1.8 million. During the quarter, pay-downs totaling $2.2 million were received on two nonaccrual construction loans to one borrower. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended June 30, 2024 were $809 thousand compared to $512 thousand for the same period in the prior year. Net loan and lease charge-offs for the six months ended June 30, 2024 were $2.2 million compared to $3.4 million for the same period in the prior year. The decrease in charge-offs for the six months ended June 30, 2024 was primarily due to $2.4 million of charge-offs related to one borrower in the first quarter of 2023.

Other real estate owned ("OREO") was $20.0 million at June 30, 2024, compared to $19.0 million at December 31, 2023, primarily due to capitalized improvements on an existing OREO property and the transfer of a commercial real estate property with a carrying value of $252 thousand. Repossessed assets were $149 thousand at June 30, 2024. The Corporation had no repossessed assets at December 31, 2023.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At June 30, 2024	At December 31, 2023
Nonaccrual loans held for sale	$—	$8
Nonaccrual loans and leases held for investment	16,200	20,519
Accruing loans and leases, 90 days or more past due	205	534
Total nonperforming loans and leases	$16,405	$21,061
Other real estate owned	20,007	19,032
Repossessed assets	149	—
Total nonperforming assets	$36,561	$40,093

Loans and leases held for investment	$6,684,837	$6,567,214
Allowance for credit losses, loans and leases	85,745	85,387

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.30%
Nonaccrual loans and leases / loans and leases held for investment	0.24%	0.31%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	529.29%	415.97%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2024	At December 31, 2023
Nonaccrual loans and leases, held for investment	$16,200	$20,519
Nonaccrual loans and leases with partial charge-offs	403	814
Life-to-date partial charge-offs on nonaccrual loans and leases	647	885
Reserves on individually analyzed loans	456	1,787

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of June 30, 2024:

(Dollars in thousands)	At June 30, 2024
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$463,491	8.8%
Animal Production	375,487	7.1
CRE - Multi-family	325,585	6.2
CRE - Office	298,039	5.6
CRE - 1-4 Family Residential Investment	296,044	5.6
CRE - Industrial / Warehouse	251,100	4.8
Hotels & Motels (Accommodation)	191,217	3.6
Education	173,353	3.3
Specialty Trade Contractors	171,939	3.3
Nursing and Residential Care Facilities	148,501	2.8
Motor Vehicle and Parts Dealers	129,299	2.5
Homebuilding (tract developers, remodelers)	125,566	2.4
Merchant Wholesalers, Durable Goods	122,533	2.3
Repair and Maintenance	119,142	2.3
CRE - Mixed-Use - Residential	113,672	2.2
Crop Production	103,513	2.0
Wood Product Manufacturing	88,586	1.7
Rental and Leasing Services	82,505	1.6
Real Estate Lenders, Secondary Market Financing	82,330	1.6
Religious Organizations, Advocacy Groups	74,855	1.4
Personal and Laundry Services	72,545	1.4
Fabricated Metal Product Manufacturing	72,314	1.4
CRE - Mixed-Use - Commercial	71,697	1.4
Merchant Wholesalers, Nondurable Goods	71,029	1.3
Amusement, Gambling, and Recreation Industries	69,393	1.3
Private Equity & Special Purpose Entities (except 52592)	69,086	1.3
Food Services and Drinking Places	67,600	1.3
Administrative and Support Services	67,470	1.3
Miniwarehouse / Self-Storage	65,136	1.2
Food Manufacturing	58,430	1.1
Truck Transportation	54,629	1.0
Industries with >$50 million in outstandings	$4,476,086	84.9%
Industries with <$50 million in outstandings	$798,992	15.1%
Total Commercial Loans	$5,275,078	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$952,665
Real Estate-Home Equity Secured for Personal Purpose	179,150
Loans to Individuals	26,430
Lease Financings	251,514
Total Consumer Loans and Lease Financings	$1,409,759

Total	$6,684,837

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $175 thousand and $229 thousand for the three months ended June 30, 2024 and 2023, respectively. The amortization of core deposit and customer-related intangible was $350 thousand and $458 thousand for the six months ended June 30, 2024 and 2023, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2024 and December 31, 2023.

The Corporation also has goodwill with a net carrying value of $175.5 million at June 30, 2024 and December 31, 2023, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2024 or 2023. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $6.5 million, or 4.9%, from December 31, 2023, primarily due to $5.7 million of policies purchased during the first quarter of 2024.

Other Assets

Other assets increased $19.6 million, or 20.5%, from December 31, 2023, primarily due to an increase of $9.4 million in other accounts receivable and an increase of $5.1 million in prepaid expenses.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2024	At December 31, 2023	Change
			Amount	Percent
Deposits	$6,495,322	$6,375,781	$119,541	1.9%
Short-term borrowings	11,781	6,306	5,475	86.8
Long-term debt	250,000	310,000	(60,000)	(19.4)
Subordinated notes	149,011	148,761	250	0.2
Operating lease liabilities	33,015	34,851	(1,836)	(5.3)
Accrued interest payable and other liabilities	62,180	65,721	(3,541)	(5.4)
Total liabilities	$7,001,309	$6,941,420	$59,889	0.9%

Deposits

Total deposits increased $119.5 million, or 1.9%, from December 31, 2023, primarily due to increases in commercial, consumer and brokered deposits, partially offset by a seasonal decrease in public funds deposits. At June 30, 2024, noninterest bearing deposits represented 21.5% of total deposits, down from 23.0% at December 31, 2023. At June 30, 2024, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, represented 22.1% of total deposits, down from 23.3% at December 31, 2023.

Borrowings

Total borrowings decreased $54.3 million, or 11.7%, from December 31, 2023, primarily due to pay-downs of long-term FHLB advances of $60.0 million, partially offset by an increase of $5.5 million in customer repurchase agreements. These borrowings were replaced with $74.8 million of lower cost brokered deposits during the first half of 2024.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2024	At December 31, 2023	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	300,166	301,066	(900)	(0.3)
Retained earnings	500,482	474,691	25,791	5.4
Accumulated other comprehensive loss	(54,124)	(50,646)	(3,478)	6.9
Treasury stock	(50,171)	(43,687)	(6,484)	14.8
Total shareholders’ equity	$854,137	$839,208	$14,929	1.8%

Total shareholders' equity increased $14.9 million, or 1.8%, from December 31, 2023. Retained earnings at June 30, 2024 increased by $25.8 million primarily due to net income of $38.4 million offset by $12.3 million in cash dividends paid during the six months ended June 30, 2024. Accumulated other comprehensive loss increased by $3.5 million, attributable to decreases in the fair value of available-for-sale investment securities of $2.2 million, net of tax and a decrease in the fair value of derivatives of $1.5 million, net of tax. Treasury stock increased $6.5 million from December 31, 2023, related to repurchases of $10.5 million of stock offset by $4.0 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $23.6 million and $20.6 million for the three months ended June 30, 2024 and 2023, respectively, and pre-tax income of $48.6 million and $45.3 million for the six months ended June 30, 2024 and 2023, respectively. See the section of this Management's Discussion & Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported noninterest income of $7.3 million and $6.7 million for the three months ended June 30, 2024 and 2023, respectively, and $14.7 million and $13.4 million for the six months ended June 30, 2024 and 2023, respectively. Noninterest expense was $5.5 million and $4.8 million for the three months ended June 30, 2024 and 2023, respectively, and $11.0 million and $9.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase in noninterest income for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to new customer relationships and appreciation of assets under management and supervision as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. The increase in noninterest expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to increase in salary and benefits expense as we continue to invest in revenue producing positions. Assets under management and supervision were $5.0 billion as of June 30, 2024 and March 31, 2024, $4.5 billion as of June 30, 2023 and $4.3 billion as of March 31, 2023.

The Insurance segment reported noninterest income of $5.2 million for the three months ended June 30, 2024 and 2023, and $12.5 million and $11.9 million for the six months ended June 30, 2024 and 2023, respectively. Noninterest expense was $4.0 million for the three months ended June 30, 2024 and 2023, and $8.0 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase for the six months ended June 30, 2024 included an increase in contingent commission income of $476 thousand, which was $2.3 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at June 30, 2024.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of June 30, 2024 and December 31, 2023 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$973,485	14.09%	$552,897	8.00%	$691,121	10.00%
Bank	840,588	12.22	550,484	8.00	688,105	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	740,767	10.72	414,673	6.00	552,897	8.00
Bank	756,881	11.00	412,863	6.00	550,484	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	740,767	10.72	311,005	4.50	449,229	6.50
Bank	756,881	11.00	309,647	4.50	447,268	6.50
Tier 1 Capital (to Average Assets):
Corporation	740,767	9.74	304,202	4.00	380,252	5.00
Bank	756,881	9.98	303,496	4.00	379,370	5.00
At December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$953,889	13.90%	$549,160	8.00%	$686,450	10.00%
Bank	810,449	11.86	546,782	8.00	683,478	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	411,870	6.00	549,160	8.00
Bank	731,799	10.71	410,087	6.00	546,782	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	308,903	4.50	446,193	6.50
Bank	731,799	10.71	307,565	4.50	444,260	6.50
Tier 1 Capital (to Average Assets):
Corporation	726,478	9.36	310,520	4.00	388,150	5.00
Bank	731,799	9.45	309,753	4.00	387,191	5.00
At June 30, 2024 and December 31, 2023, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At June 30, 2024, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, unencumbered cash and cash equivalents, were $182.3 million and $241.5 million at June 30, 2024 and December 31, 2023, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.1 million and $23.3 million at June 30, 2024 and December 31, 2023, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.6 billion and $3.4 billion at June 30, 2024 and December 31, 2023, respectively, of which $2.3 billion and $1.9 billion was available as of June 30, 2024 and December 31, 2023, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $459.0 million at June 30, 2024 and $369.0 million at December 31, 2023. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

Sources of Funds

Core deposits continue to be the largest significant funding source for the Corporation. These deposits are primarily generated from individuals, businesses, public funds and non-profit customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended June 30, 2024. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2024	79,763	$19.77	79,763	807,419
May 1 – 31, 2024	58,763	22.56	58,763	748,656
June 1 – 30, 2024	52,282	21.64	52,282	696,374
Total	190,808	$21.14	190,808
1.Average price paid per share includes stock repurchase excise tax.

On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The stock repurchase plan has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plan at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – 30, 2024	—	$—
May 1 – 31, 2024	—	—
June 1 – 30, 2024	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: July 30, 2024	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2024	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)