Form 10-Q
period 2024-09-30
UNIVEST FINANCIAL Corp
filed 2024-10-29
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,042,929
(Title of Class)	(Number of shares outstanding at October 28, 2024)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At September 30, 2024	At December 31, 2023
ASSETS
Cash and due from banks	$78,346	$72,815
Interest-earning deposits with other banks	426,354	176,984
Cash and cash equivalents	504,700	249,799
Investment securities held-to-maturity (fair value $123,103 and $128,277 at September 30, 2024 and December 31, 2023, respectively)	137,681	145,777
Investment securities available-for-sale (amortized cost $389,342 and $395,727, net of allowance for credit losses of $642 and $731 at September 30, 2024 and December 31, 2023, respectively)	354,100	351,553
Investments in equity securities	2,406	3,293
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	40,235	40,499
Loans held for sale	17,131	11,637
Loans and leases held for investment	6,730,734	6,567,214
Less: Allowance for credit losses, loans and leases	(86,041)	(85,387)
Net loans and leases held for investment	6,644,693	6,481,827
Premises and equipment, net	47,411	51,441
Operating lease right-of-use assets	29,260	31,795
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,158	10,950
Bank owned life insurance	138,744	131,344
Accrued interest receivable and other assets	106,708	95,203
Total assets	$8,205,737	$7,780,628
LIABILITIES
Noninterest-bearing deposits	$1,323,953	$1,468,320
Interest-bearing deposits	5,530,195	4,907,461
Total deposits	6,854,148	6,375,781
Short-term borrowings	8,256	6,306
Long-term debt	225,000	310,000
Subordinated notes	149,136	148,761
Operating lease liabilities	32,246	34,851
Accrued interest payable and other liabilities	59,880	65,721
Total liabilities	7,328,666	6,941,420
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2024 and December 31, 2023; 31,556,799 shares issued at September 30, 2024 and December 31, 2023; 29,081,108 and 29,511,721 shares outstanding at September 30, 2024 and December 31, 2023, respectively	157,784	157,784
Additional paid-in capital	301,262	301,066
Retained earnings	512,938	474,691
Accumulated other comprehensive loss, net of tax benefit	(41,623)	(50,646)
Treasury stock, at cost; 2,475,691 and 2,045,078 shares at September 30, 2024 and December 31, 2023, respectively	(53,290)	(43,687)
Total shareholders’ equity	877,071	839,208
Total liabilities and shareholders’ equity	$8,205,737	$7,780,628
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans and leases	$98,359	$90,974	$285,252	$254,949
Interest and dividends on investment securities:
Taxable	3,706	3,540	11,094	10,547
Exempt from federal income taxes	7	15	26	44
Interest on deposits with other banks	3,624	1,865	6,341	2,856
Interest and dividends on other earning assets	742	712	2,166	2,102
Total interest income	106,438	97,106	304,879	270,498
Interest expense
Interest on deposits	48,170	37,082	133,648	82,885
Interest on short-term borrowings	1	1,117	248	7,094
Interest on long-term debt and subordinated notes	5,063	5,317	15,285	13,282
Total interest expense	53,234	43,516	149,181	103,261
Net interest income	53,204	53,590	155,698	167,237
Provision for credit losses	1,414	2,024	3,553	8,839
Net interest income after provision for credit losses	51,790	51,566	152,145	158,398
Noninterest income
Trust fee income	2,110	1,910	6,226	5,789
Service charges on deposit accounts	2,037	1,816	5,890	5,088
Investment advisory commission and fee income	5,319	4,843	15,751	14,303
Insurance commission and fee income	5,238	4,852	17,606	16,447
Other service fee income	1,815	3,020	11,274	9,414
Bank owned life insurance income	921	806	2,849	2,362
Net gain on sales of investment securities	18	—	18	—
Net gain on mortgage banking activities	1,296	1,216	3,945	2,880
Other income	1,396	228	3,166	1,921
Total noninterest income	20,150	18,691	66,725	58,204
Noninterest expense
Salaries, benefits and commissions	30,702	29,978	92,227	90,867
Net occupancy	2,723	2,594	8,274	7,935
Equipment	1,107	1,087	3,306	3,066
Data processing	4,154	4,189	12,810	12,355
Professional fees	1,579	1,763	4,733	5,373
Marketing and advertising	490	555	1,621	1,548
Deposit insurance premiums	1,097	1,258	3,330	3,475
Intangible expenses	164	220	539	726
Restructuring charges	—	—	—	1,330
Other expense	6,536	7,344	20,494	21,641
Total noninterest expense	48,552	48,988	147,334	148,316
Income before income taxes	23,388	21,269	71,536	68,286
Income tax expense	4,810	4,253	14,546	13,436
Net income	$18,578	$17,016	$56,990	$54,850
Net income per share:
Basic	$0.64	$0.58	$1.95	$1.86
Diluted	0.63	0.58	1.94	1.86
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2024			2023
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$23,388	$4,810	$18,578	$21,269	$4,253	$17,016
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	11,791	2,476	9,315	(12,622)	(2,651)	(9,971)
Reversal of provision for credit losses	(139)	(29)	(110)	—	—	—
Less: reclassification adjustment for net gains on sales realized in net income	(18)	(4)	(14)	—	—	—
Total net unrealized gains (losses) on available-for-sale investment securities	11,634	2,443	9,191	(12,622)	(2,651)	(9,971)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	3,098	650	2,448	(2,541)	(534)	(2,007)
Less: reclassification adjustment for net losses realized in net income	575	121	454	1,558	327	1,231
Reclassification adjustment recorded in earnings (1)	370	78	292	—	—	—
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	4,043	849	3,194	(983)	(207)	(776)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	147	31	116	247	52	195
Total defined benefit pension plans	147	31	116	247	52	195
Other comprehensive income (loss)	15,824	3,323	12,501	(13,358)	(2,806)	(10,552)
Total comprehensive income	$39,212	$8,133	$31,079	$7,911	$1,447	$6,464
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2024			2023
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$71,536	$14,546	$56,990	$68,286	$13,436	$54,850
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	8,950	1,880	7,070	(10,411)	(2,186)	(8,225)
(Reversal of provision) provision for credit losses	(89)	(19)	(70)	397	83	314
Less: reclassification adjustment for net gains on sales realized in net income	(18)	(4)	(14)	—	—	—
Total net unrealized gains (losses) on available-for-sale investment securities	8,843	1,857	6,986	(10,014)	(2,103)	(7,911)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(1,979)	(416)	(1,563)	(6,716)	(1,411)	(5,305)
Less: reclassification adjustment for net losses realized in net income	3,747	787	2,960	3,989	838	3,151
Reclassification adjustment recorded in earnings (1)	370	78	292	—	—	—
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	2,138	449	1,689	(2,727)	(573)	(2,154)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	441	93	348	739	156	583
Total defined benefit pension plans	441	93	348	739	156	583
Other comprehensive income (loss)	11,422	2,399	9,023	(12,002)	(2,520)	(9,482)
Total comprehensive income	$82,958	$16,945	$66,013	$56,284	$10,916	$45,368
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2024
Balance at June 30, 2024	29,190,640	$157,784	$300,166	$500,482	$(54,124)	$(50,171)	$854,137
Net income	—	—	—	18,578	—	—	18,578
Other comprehensive income, net of income tax	—	—	—	—	12,501	—	12,501
Cash dividends declared ($0.21 per share)	—	—	—	(6,122)	—	—	(6,122)
Stock-based compensation	—	—	1,078	—	—	—	1,078
Stock issued under dividend reinvestment and employee stock purchase plans	21,906	—	57	—	—	530	587
Vesting of restricted stock units, net of shares withheld to cover taxes	238	—	(7)	—	—	5	(2)
Exercise of stock options	25,052	—	(32)	—	—	536	504
Purchases of treasury stock	(156,728)	—	—	—	—	(4,190)	(4,190)
Balance at September 30, 2024	29,081,108	$157,784	$301,262	$512,938	$(41,623)	$(53,290)	$877,071

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2023
Balance at June 30, 2023	29,471,124	$157,784	$299,212	$453,806	$(61,034)	$(44,546)	$805,222
Net income	—	—	—	17,016	—	—	17,016
Other comprehensive loss, net of income tax benefit	—	—	—	—	(10,552)	—	(10,552)
Cash dividends declared ($0.21 per share)	—	—	—	(6,190)	—	—	(6,190)
Stock-based compensation	—	—	1,031	2	—	—	1,033
Stock issued under dividend reinvestment and employee stock purchase plans	36,766	—	(65)	—	—	735	670
Vesting of restricted stock units, net of shares withheld to cover taxes	238	—	(7)	—	—	6	(1)
Balance at September 30, 2023	29,508,128	$157,784	$300,171	$464,634	$(71,586)	$(43,805)	$807,198

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2024
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208
Net income	—	—	—	56,990	—	—	56,990
Other comprehensive income, net of income tax	—	—	—	—	9,023	—	9,023
Cash dividends declared ($0.63 per share)	—	—	—	(18,454)	—	—	(18,454)
Stock-based compensation	—	—	3,426	(289)	—	—	3,137
Stock issued under dividend reinvestment and employee stock purchase plans	81,133	—	69	—	—	1,786	1,855
Vesting of restricted stock units, net of shares withheld to cover taxes	107,615	—	(3,219)	—	—	2,360	(859)
Exercise of stock options	44,840	—	(80)	—	—	957	877
Purchases of treasury stock	(664,201)	—	—	—	—	(14,706)	(14,706)
Balance at September 30, 2024	29,081,108	$157,784	$301,262	$512,938	$(41,623)	$(53,290)	$877,071

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2023
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500
Net income	—	—	—	54,850	—	—	54,850
Other comprehensive loss, net of income tax benefit	—	—	—	—	(9,482)	—	(9,482)
Cash dividends declared ($0.63 per share)	—	—	—	(18,521)	—	—	(18,521)
Stock-based compensation	—	—	3,322	(332)	—	—	2,990
Stock issued under dividend reinvestment and employee stock purchase plans	98,402	—	(84)	—	—	2,063	1,979
Vesting of restricted stock units, net of shares withheld to cover taxes	131,601	—	(3,857)	—	—	2,625	(1,232)
Exercise of stock options	6,210	—	(18)	—	—	132	114
Balance at September 30, 2023	29,508,128	$157,784	$300,171	$464,634	$(71,586)	$(43,805)	$807,198
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$56,990	$54,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,553	8,839
Depreciation of premises and equipment	4,096	3,752
Net amortization of investment securities premiums and discounts	794	873
Amortization, fair market value adjustments and capitalization of servicing rights	3,290	(350)
Net gain on sales of investment securities	(18)	—
Net gain on mortgage banking activities	(3,945)	(2,880)
Bank owned life insurance income	(2,849)	(2,362)
Stock-based compensation	3,414	3,229
Intangible expenses	539	726
Other adjustments to reconcile net income to cash used in operating activities	(1,881)	(1,105)
Originations of loans held for sale	(235,166)	(165,076)
Proceeds from the sale of loans held for sale	234,788	162,728
Contributions to pension and other postretirement benefit plans	(187)	(186)
Increase in accrued interest receivable and other assets	(14,980)	(8,200)
(Decrease) increase in accrued interest payable and other liabilities	(1,376)	7,029
Net cash provided by operating activities	47,062	61,867
Cash flows from investing activities:
Proceeds from sale of premises and equipment	2,450	1,032
Purchases of premises and equipment	(2,467)	(5,220)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	10,462	11,225
Proceeds from maturities, calls and principal repayments of securities available-for-sale	43,146	24,052
Proceeds from sales of securities available-for-sale	505	—
Purchases of investment securities held-to-maturity	(2,640)	(6,253)
Purchases of investment securities available-for-sale	(37,794)	(19,348)
Proceeds from sales of equity securities	3,437	252
Purchases of money market mutual funds	(2,482)	(1,845)
Net decrease (increase) in other investments	264	(8,576)
Proceeds from sale of loans originally held-for-investment	—	19,631
Net increase in loans and leases	(165,648)	(481,200)
Proceeds from sales of foreclosed / repossessed assets	68	260
Purchases of bank owned life insurance	(5,710)	(7,862)
Proceeds from bank owned life insurance	1,159	—
Net cash used in investing activities	(155,250)	(473,852)
Cash flows from financing activities:
Net increase in deposits	478,350	525,619
Net increase (decrease) in short-term borrowings	1,950	(182,465)
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(85,000)	(25,000)
Payment of contingent consideration on acquisitions	(635)	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(859)	(1,232)
Purchases of treasury stock	(14,706)	—
Stock issued under dividend reinvestment and employee stock purchase plans	1,855	1,979
Proceeds from exercise of stock options	877	114
Cash dividends paid	(18,743)	(18,853)
Net cash provided by financing activities	363,089	549,527
Net decrease in cash and cash equivalents	254,901	137,542
Cash and cash equivalents at beginning of year	249,799	152,799
Cash and cash equivalents at end of period	$504,700	$290,341

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,759	$93,435
Cash paid for income taxes, net of refunds	15,740	13,232

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Non cash transactions:
Transfer of loans to other real estate owned	$407	$79
Transfer of leases to repossessed assets	167	—
Transfer of loans to loans held for sale	—	25,646
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 26, 2024.

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

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Numerator for basic and diluted earnings per share—net income available to common shareholders	$18,578	$17,016	$56,990	$54,850
Denominator for basic earnings per share—weighted-average shares outstanding	29,133	29,479	29,264	29,411
Effect of dilutive securities—stock options and restricted stock units	213	79	153	95
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,346	29,558	29,417	29,506
Basic earnings per share	$0.64	$0.58	$1.95	$1.86
Diluted earnings per share	$0.63	$0.58	$1.94	$1.86
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	195	540	228	432

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at September 30, 2024 and December 31, 2023, by contractual maturity within each type:

	At September 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,283	$—	$(26)	$—	$1,257
After 5 years to 10 years	10,762	—	(262)	—	10,500
Over 10 years	125,636	12	(14,302)	—	111,346
	137,681	12	(14,590)	—	123,103
Total	$137,681	$12	$(14,590)	$—	$123,103
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,299	$—	$(12)	$—	$1,287
	1,299	—	(12)	—	1,287
Residential mortgage-backed securities:
After 1 year to 5 years	373	—	(8)	—	365
After 5 years to 10 years	11,870	—	(608)	—	11,262
Over 10 years	297,067	757	(28,652)	—	269,172
	309,310	757	(29,268)	—	280,799
Collateralized mortgage obligations:
After 5 years to 10 years	175	—	(5)	—	170
Over 10 years	1,735	—	(117)	—	1,618
	1,910	—	(122)	—	1,788
Corporate bonds:
Within 1 year	6,400	8	(71)	(6)	6,331
After 1 year to 5 years	10,423	49	(305)	(23)	10,144
After 5 years to 10 years	60,000	—	(5,636)	(613)	53,751
	76,823	57	(6,012)	(642)	70,226
Total	$389,342	$814	$(35,414)	$(642)	$354,100

	At December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,871	$—	$(62)	$—	$1,809
After 5 years to 10 years	12,047	—	(462)	—	11,585
Over 10 years	131,859	—	(16,976)	—	114,883
	145,777	—	(17,500)	—	128,277
Total	$145,777	$—	$(17,500)	$—	$128,277
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$—	$(1)	$—	$1,029
After 1 year to 5 years	1,298	—	(26)	—	1,272
	2,328	—	(27)	—	2,301
Residential mortgage-backed securities:
After 1 year to 5 years	567	—	(20)	—	547
After 5 years to 10 years	13,653	—	(964)	—	12,689
Over 10 years	285,628	131	(34,443)	—	251,316
	299,848	131	(35,427)	—	264,552
Collateralized mortgage obligations:
After 5 years to 10 years	241	—	(11)	—	230
Over 10 years	1,960	—	(189)	—	1,771
	2,201	—	(200)	—	2,001
Corporate bonds:
Within 1 year	18,011	1	(176)	(27)	17,809
After 1 year to 5 years	13,339	23	(671)	(43)	12,648
After 5 years to 10 years	60,000	—	(7,097)	(661)	52,242
	91,350	24	(7,944)	(731)	82,699
Total	$395,727	$155	$(43,598)	$(731)	$351,553

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

Securities with a carrying value of $447.8 million and $464.0 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at September 30, 2024 or December 31, 2023. See Note 11, "Derivative Instruments and Hedging Activities" for additional information.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2024 or 2023.

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Securities available-for-sale:
Proceeds from sales	$505	$—
Gross realized gains on sales	18	—
Tax expense related to net realized gains on sales	4	—

At September 30, 2024 and December 31, 2023, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$—	$—	$120,463	$(14,590)	$120,463	$(14,590)
Total	$—	$—	$120,463	$(14,590)	$120,463	$(14,590)
Securities Available-for-Sale
Residential mortgage-backed securities	$—	$—	$220,491	$(29,268)	$220,491	$(29,268)
Collateralized mortgage obligations	—	—	1,788	(122)	1,788	(122)
Total	$—	$—	$222,279	$(29,390)	$222,279	$(29,390)
At December 31, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Total	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Securities Available-for-Sale
State and political subdivisions	$1,029	$(1)	$—	$—	$1,029	$(1)
Residential mortgage-backed securities	16,992	(65)	238,053	(35,362)	255,045	(35,427)
Collateralized mortgage obligations	—	—	2,001	(200)	2,001	(200)
Corporate bonds	780	(1)	—	—	780	(1)
Total	$18,801	$(67)	$240,054	$(35,562)	$258,855	$(35,629)

At September 30, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $120.5 million, including unrealized losses of $14.6 million. These holdings were comprised of 88 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended September 30, 2024.

At September 30, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $222.3 million, including unrealized losses of $29.4 million. These holdings were comprised of: (1) 98 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; (2) two collateralized mortgage obligation bonds, and (3) one investment grade corporate bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the negative fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at September 30, 2024 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the nine months ended September 30, 2024 and September 30, 2023 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Nine months ended September 30, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Change in securities for which a previous expected credit loss was recognized	89
Ending balance	$(642)
Nine months ended September 30, 2023
Securities Available-for-Sale
Beginning balance	$(1,140)
Additions for securities for which no previous expected credit losses were recognized	(2)
Change in securities for which a previous expected credit loss was recognized	(395)
Ending balance	$(1,537)

At September 30, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $68.0 million, including unrealized losses of $6.7 million, and allowance for credit losses of $642 thousand. These holdings were comprised of 33 investment grade corporate bonds and one municipal bond, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The following is a summary of unrealized and realized gains and losses on equity securities recognized in other noninterest income in the condensed consolidated statements of income during the nine months ended September 30, 2024 or 2023.

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Equity Securities:
Net gains (losses) recognized during the period	68	(118)
Less: Net losses recognized during the period on equity securities sold during the period	(68)	—
Unrealized (losses) recognized during the reporting period on equity securities still held at the reporting date	—	(118)

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
Commercial, financial and agricultural	$1,044,043	$989,723
Real estate-commercial	3,442,083	3,302,798
Real estate-construction	285,616	394,462
Real estate-residential secured for business purpose	530,674	517,002
Real estate-residential secured for personal purpose	969,562	909,015
Real estate-home equity secured for personal purpose	182,901	179,282
Loans to individuals	26,794	27,749
Lease financings	249,061	247,183
Total loans and leases held for investment, net of deferred income	$6,730,734	$6,567,214
Less: Allowance for credit losses, loans and leases	(86,041)	(85,387)
Net loans and leases held for investment	$6,644,693	$6,481,827
Imputed interest on lease financings, included in the above table	$(32,337)	$(30,485)
Net deferred costs, included in the above table	7,810	7,949
Overdraft deposits included in the above table	148	280

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at September 30, 2024 and December 31, 2023:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2024
Commercial, financial and agricultural	$1,008	$888	$—	$1,896	$1,039,444	$1,041,340	$2,703	$1,044,043
Real estate—commercial real estate and construction:
Commercial real estate	3,539	975	—	4,514	3,433,889	3,438,403	3,680	3,442,083
Construction	1,831	—	—	1,831	280,986	282,817	2,799	285,616
Real estate—residential and home equity:
Residential secured for business purpose	1,720	169	—	1,889	528,155	530,044	630	530,674
Residential secured for personal purpose	3,292	644	—	3,936	961,641	965,577	3,985	969,562
Home equity secured for personal purpose	429	829	—	1,258	180,640	181,898	1,003	182,901
Loans to individuals	70	77	28	175	26,604	26,779	15	26,794
Lease financings	840	1,665	282	2,787	245,770	248,557	504	249,061
Total	$12,729	$5,247	$310	$18,286	$6,697,129	$6,715,415	$15,319	$6,730,734

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2023
Commercial, financial and agricultural	$1,355	$348	$285	$1,988	$985,469	$987,457	$2,266	$989,723
Real estate—commercial real estate and construction:
Commercial real estate	1,763	1,072	—	2,835	3,294,254	3,297,089	5,709	3,302,798
Construction	10,022	45	—	10,067	378,328	388,395	6,067	394,462
Real estate—residential and home equity:
Residential secured for business purpose	930	643	—	1,573	514,339	515,912	1,090	517,002
Residential secured for personal purpose	6,464	76	—	6,540	898,262	904,802	4,213	909,015
Home equity secured for personal purpose	721	144	—	865	177,301	178,166	1,116	179,282
Loans to individuals	191	84	37	312	27,437	27,749	—	27,749
Lease financings	987	374	212	1,573	245,552	247,125	58	247,183
Total	$22,433	$2,786	$534	$25,753	$6,520,942	$6,546,695	$20,519	$6,567,214

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2024 and December 31, 2023.

	At September 30, 2024			At December 31, 2023
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans held for sale	$—	$—	$—	$8	$—	$8
Loans and leases held for investment:
Commercial, financial and agricultural	$2,703	$—	$2,703	$2,266	$285	$2,551
Real estate—commercial real estate and construction:
Commercial real estate	3,680	—	3,680	5,709	—	5,709
Construction	2,799	—	2,799	6,067	—	6,067
Real estate—residential and home equity:
Residential secured for business purpose	630	—	630	1,090	—	1,090
Residential secured for personal purpose	3,985	—	3,985	4,213	—	4,213
Home equity secured for personal purpose	1,003	—	1,003	1,116	—	1,116
Loans to individuals	15	28	43	—	37	37
Lease financings	504	282	786	58	212	270
Total	$15,319	$310	$15,629	$20,527	$534	$21,061

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At September 30, 2024
Commercial, financial and agricultural	$297	$2,406	$2,703	$—
Real estate-commercial	2,835	845	3,680	—
Real estate-construction	2,799	—	2,799	—
Real estate-residential secured for business purpose	630	—	630	—
Real estate-residential secured for personal purpose	3,985	—	3,985	—
Real estate-home equity secured for personal purpose	1,003	—	1,003	—
Loans to individuals	15	—	15	28
Lease financings	—	504	504	282
Total	$11,564	$3,755	$15,319	$310
At December 31, 2023
Commercial, financial and agricultural	$332	$1,934	$2,266	$285
Real estate-commercial	5,687	22	5,709	—
Real estate-construction	2,931	3,136	6,067	—
Real estate-residential secured for business purpose	1,090	—	1,090	—
Real estate-residential secured for personal purpose	4,213	—	4,213	—
Real estate-home equity secured for personal purpose	1,116	—	1,116	—
Loans to individuals	—	—	—	37
Lease financings	—	58	58	212
Total	$15,369	$5,150	$20,519	$534

For the nine months ended September 30, 2024, $101 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At September 30, 2024
Commercial, financial and agricultural	$1,591	$617	$495	$2,703
Real estate-commercial	3,654	8	18	3,680
Real estate-construction	2,799	—	—	2,799
Real estate-residential secured for business purpose	630	—	—	630
Real estate-residential secured for personal purpose	3,985	—	—	3,985
Real estate-home equity secured for personal purpose	1,003	—	—	1,003
Loans to individuals	—	—	15	15
Lease financings	—	504	—	504
Total	$13,662	$1,129	$528	$15,319

(Dollars in thousands)	Real Estate	Other (1)	None	Total
At December 31, 2023
Commercial, financial and agricultural	$2,236	$30	$—	$2,266
Real estate-commercial	5,709	—	—	5,709
Real estate-construction	6,067	—	—	6,067
Real estate-residential secured for business purpose	1,090	—	—	1,090
Real estate-residential secured for personal purpose	4,213	—	—	4,213
Real estate-home equity secured for personal purpose	1,116	—	—	1,116
Lease financings	—	58	—	58
Total	$20,431	$88	$—	$20,519
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed or fully reserved given lack of collateral.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at September 30, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At September 30, 2024
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$135,459	$93,186	$90,971	$118,956	$18,160	$46,760	$473,047	$415	$976,954
2. Special Mention	3,748	695	12,097	115	459	—	15,864	—	32,978
3. Substandard	—	—	1,922	7,135	—	6,495	18,559	—	34,111
Total	$139,207	$93,881	$104,990	$126,206	$18,619	$53,255	$507,470	$415	$1,044,043
Current period gross charge-offs	$64	$—	$—	$70	$—	$—	$1,887	$—	$2,021

Real Estate-Commercial
Risk Rating
1. Pass	$345,128	$449,928	$876,697	$591,966	$557,715	$524,602	$68,857	$—	$3,414,893
2. Special Mention	—	—	—	—	1,684	9,208	—	—	10,892
3. Substandard	—	3,360	4,565	4,049	8	1,371	2,945	—	16,298
Total	$345,128	$453,288	$881,262	$596,015	$559,407	$535,181	$71,802	$—	$3,442,083
Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$—	$35

Real Estate-Construction
Risk Rating
1. Pass	$50,947	$110,331	$82,815	$4,154	$1,706	$1,929	$22,557	$—	$274,439
2. Special Mention	—	1,079	—	—	—	—	—	—	1,079
3. Substandard	251	—	3,838	2,649	2,403	—	957	—	10,098
Total	$51,198	$111,410	$86,653	$6,803	$4,109	$1,929	$23,514	$—	$285,616
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$500	$—	$500

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$72,383	$95,082	$141,285	$107,521	$51,058	$31,183	$31,532	$—	$530,044
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	—	586	44	—	—	630
Total	$72,383	$95,082	$141,285	$107,521	$51,644	$31,227	$31,532	$—	$530,674

Totals By Risk Rating
1. Pass	$603,917	$748,527	$1,191,768	$822,597	$628,639	$604,474	$595,993	$415	$5,196,330
2. Special Mention	3,748	1,774	12,097	115	2,143	9,208	15,864	—	44,949
3. Substandard	251	3,360	10,325	13,833	2,997	7,910	22,461	—	61,137
Total	$607,916	$753,661	$1,214,190	$836,545	$633,779	$621,592	$634,318	$415	$5,302,416
Total current period gross charge-offs	$64	$—	$—	$70	$—	$35	$2,387	$—	$2,556

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2023
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$130,755	$121,402	$135,550	$26,745	$19,029	$40,973	$455,076	$653	$930,183
2. Special Mention	—	13,454	—	—	6,029	—	15,251	—	34,734
3. Substandard	—	2,195	8,206	—	216	—	14,189	—	24,806
Total	$130,755	$137,051	$143,756	$26,745	$25,274	$40,973	$484,516	$653	$989,723

Real Estate-Commercial
Risk Rating
1. Pass	$480,527	$841,529	$642,133	$604,700	$329,443	$296,802	$74,947	$—	$3,270,081
2. Special Mention	1,238	227	3,132	5,821	—	10,416	—	—	20,834
3. Substandard	1,324	2,732	2,768	—	226	1,911	2,922	—	11,883
Total	$483,089	$844,488	$648,033	$610,521	$329,669	$309,129	$77,869	$—	$3,302,798

Real Estate-Construction
Risk Rating
1. Pass	$112,127	$218,637	$4,139	$2,600	$241	$2,211	$14,440	$—	$354,395
2. Special Mention	—	7,655	—	—	4,045	5,265	10,908	—	27,873
3. Substandard	2,400	1,574	2,932	—	—	—	5,288	—	12,194
Total	$114,527	$227,866	$7,071	$2,600	$4,286	$7,476	$30,636	$—	$394,462

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$104,904	$151,680	$120,035	$60,360	$38,006	$11,631	$29,295	$—	$515,911
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	162	—	620	—	309	—	—	1,091
Total	$104,904	$151,842	$120,035	$60,980	$38,006	$11,940	$29,295	$—	$517,002

Totals By Risk Rating
1. Pass	$828,313	$1,333,248	$901,857	$694,405	$386,719	$351,617	$573,758	$653	$5,070,570
2. Special Mention	1,238	21,336	3,132	5,821	10,074	15,681	26,159	—	83,441
3. Substandard	3,724	6,663	13,906	620	442	2,220	22,399	—	49,974
Total	$833,275	$1,361,247	$918,895	$700,846	$397,235	$369,518	$622,316	$653	$5,203,985

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2024 or December 31, 2023.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at September 30, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2024
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$15,359	$181,305	$356,799	$198,409	$123,725	$89,980	$—	$965,577
2. Nonperforming	—	—	144	38	2,839	964	—	3,985
Total	$15,359	$181,305	$356,943	$198,447	$126,564	$90,944	$—	$969,562

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$267	$364	$2,359	$417	$346	$1,390	$176,755	$181,898
2. Nonperforming	—	—	—	—	—	—	1,003	1,003
Total	$267	$364	$2,359	$417	$346	$1,390	$177,758	$182,901

Loans to Individuals
Payment Performance
1. Performing	$1,952	$1,084	$560	$345	$40	$638	$22,132	$26,751
2. Nonperforming	—	—	14	—	—	29	—	43
Total	$1,952	$1,084	$574	$345	$40	$667	$22,132	$26,794
Current period gross charge-offs	$153	$102	$31	$3	$—	$88	$353	$730

Lease Financings
Payment Performance
1. Performing	$68,208	$89,367	$52,820	$27,077	$8,621	$2,182	$—	$248,275
2. Nonperforming	145	246	16	358	—	21	—	786
Total	$68,353	$89,613	$52,836	$27,435	$8,621	$2,203	$—	$249,061
Current period gross charge-offs	$—	$92	$119	$203	$14	$7	$—	$435

Totals by Payment Performance
1. Performing	$85,786	$272,120	$412,538	$226,248	$132,732	$94,190	$198,887	$1,422,501
2. Nonperforming	145	246	174	396	2,839	1,014	1,003	5,817
Total	$85,931	$272,366	$412,712	$226,644	$135,571	$95,204	$199,890	$1,428,318
Total current period gross charge-offs	$153	$194	$150	$206	$14	$95	$353	$1,165

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2023
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$139,765	$328,383	$206,285	$128,157	$22,798	$79,296	$118	$904,802
2. Nonperforming	—	153	43	2,749	—	1,268	—	4,213
Total	$139,765	$328,536	$206,328	$130,906	$22,798	$80,564	$118	$909,015

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$511	$2,567	$510	$409	$165	$1,463	$172,541	$178,166
2. Nonperforming	—	—	—	—	—	—	1,116	1,116
Total	$511	$2,567	$510	$409	$165	$1,463	$173,657	$179,282

Loans to Individuals
Payment Performance
1. Performing	$1,831	$894	$530	$107	$48	$1,004	$23,298	$27,712
2. Nonperforming	—	—	—	—	—	37	—	37
Total	$1,831	$894	$530	$107	$48	$1,041	$23,298	$27,749

Lease Financings
Payment Performance
1. Performing	$110,832	$70,070	$41,392	$17,874	$5,681	$1,064	$—	$246,913
2. Nonperforming	11	104	88	19	36	12	—	270
Total	$110,843	$70,174	$41,480	$17,893	$5,717	$1,076	$—	$247,183

Totals by Payment Performance
1. Performing	$252,939	$401,914	$248,717	$146,547	$28,692	$82,827	$195,957	$1,357,593
2. Nonperforming	11	257	131	2,768	36	1,317	1,116	5,636
Total	$252,950	$402,171	$248,848	$149,315	$28,728	$84,144	$197,073	$1,363,229

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2024 or December 31, 2023.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and nine months ended September 30, 2024 and 2023. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the nine months ended September 30, 2024.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended September 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$14,545	$544	$(508)	$108	$14,689
Real estate-commercial	45,978	688	(35)	3	46,634
Real estate-construction	6,153	(611)	—	—	5,542
Real estate-residential secured for business purpose	7,739	(89)	—	—	7,650
Real estate-residential secured for personal purpose	6,606	287	—	—	6,893
Real estate-home equity secured for personal purpose	1,688	7	—	—	1,695
Loans to individuals	348	304	(324)	12	340
Lease financings	2,688	(14)	(83)	7	2,598
Total	$85,745	$1,116	$(950)	$130	$86,041
Three Months Ended September 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,871	$979	$(744)	$30	$14,136
Real estate-commercial	44,757	519	—	3	45,279
Real estate-construction	5,433	298	—	1	5,732
Real estate-residential secured for business purpose	8,696	(44)	—	4	8,656
Real estate-residential secured for personal purpose	5,588	254	—	—	5,842
Real estate-home equity secured for personal purpose	1,296	(38)	—	33	1,291
Loans to individuals	560	(61)	(124)	12	387
Lease financings	2,508	190	(189)	5	2,514
Total	$82,709	$2,097	$(1,057)	$88	$83,837

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended September 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$2,807	$(2,021)	$204	$14,689
Real estate-commercial	45,849	810	(35)	10	46,634
Real estate-construction	6,543	(501)	(500)	—	5,542
Real estate-residential secured for business purpose	8,692	(1,277)	—	235	7,650
Real estate-residential secured for personal purpose	6,349	410	—	134	6,893
Real estate-home equity secured for personal purpose	1,289	406	—	—	1,695
Loans to individuals	392	609	(730)	69	340
Lease financings	2,574	425	(435)	34	2,598
Total	$85,387	$3,689	$(3,721)	$686	$86,041
Nine Months Ended September 30, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$937	$(3,891)	$170	$14,136
Real estate-commercial	41,673	3,647	(50)	9	45,279
Real estate-construction	4,952	986	(207)	1	5,732
Real estate-residential secured for business purpose	7,054	1,417	—	185	8,656
Real estate-residential secured for personal purpose	3,685	2,157	—	—	5,842
Real estate-home equity secured for personal purpose	1,287	6	(85)	83	1,291
Loans to individuals	351	314	(340)	62	387
Lease financings	3,082	(308)	(314)	54	2,514
Total	$79,004	$9,156	$(4,887)	$564	$83,837

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at September 30, 2024 and 2023:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At September 30, 2024
Commercial, financial and agricultural	$1,010	$13,679	$14,689	$2,703	$1,041,340	$1,044,043
Real estate-commercial	23	46,611	46,634	3,680	3,438,403	3,442,083
Real estate-construction	—	5,542	5,542	2,799	282,817	285,616
Real estate-residential secured for business purpose	—	7,650	7,650	630	530,044	530,674
Real estate-residential secured for personal purpose	—	6,893	6,893	3,985	965,577	969,562
Real estate-home equity secured for personal purpose	—	1,695	1,695	1,003	181,898	182,901
Loans to individuals	—	340	340	15	26,779	26,794
Lease financings	—	2,598	2,598	—	249,061	249,061
Total	$1,033	$85,008	$86,041	$14,815	$6,715,919	$6,730,734
At September 30, 2023
Commercial, financial and agricultural	$814	$13,322	$14,136	$1,754	$1,048,250	$1,050,004
Real estate-commercial	20	45,259	45,279	4,863	3,270,277	3,275,140
Real estate-construction	—	5,732	5,732	—	427,561	427,561
Real estate-residential secured for business purpose	—	8,656	8,656	936	515,535	516,471
Real estate-residential secured for personal purpose	—	5,842	5,842	4,246	856,876	861,122
Real estate-home equity secured for personal purpose	—	1,291	1,291	753	176,102	176,855
Loans to individuals	—	387	387	—	27,331	27,331
Lease financings	—	2,514	2,514	—	240,474	240,474
Total	$834	$83,003	$83,837	$12,552	$6,562,406	$6,574,958

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and 2023. There were no modified loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024.

	Term Extension
	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$4,925	0.47%	$23	—	$—	—%	$—
Real estate—commercial	2	3,212	0.09	1	1	1,948	0.06	—
Total	3	$8,137		$24	1	$1,948		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	—	—	—	—	1	$1,741	0.05%	$—
Real estate—construction	2	2,799	0.98	—	—	—	—	—
Total	2	$2,799		$—	1	$1,741		$—

	Other-Than-Insignificant Payment Delay
	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	2	$7,167	0.69%	$32	—	$—	—%	$—
Total	2	$7,167		$32	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
*Amortized cost excludes $91 thousand and $15 thousand of accrued interest receivable on modified loans for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and 2023. There were no modified loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024.

	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect
Nine Months Ended September 30, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 10 months to the life of the loan, which reduced monthly payment amount for the borrower.	2	Provided 3-month payment deferrals to assist borrowers.
Real estate—commercial	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	3		2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	2		—
Nine Months Ended September 30, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	Added 5 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Total	1		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	Added 16 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Total	1		—

The following presents, by class of loans, the amortized cost of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2024 and 2023 and were modified in the 12 months prior to that default.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Term Extension				Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$1,900	—	—	1	$1,900	—	—
Total	1	$1,900	—	$—	1	$1,900	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—	—	$—	—	$—	—	$—

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months.

	At September 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$12,092	$—	$—	$12,092
Real estate—commercial	6,158	1,900	—	8,058
Total	$18,250	$1,900	$—	$20,150
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	$2,799	$—	$—	$2,799
Total	$2,799	$—	$—	$2,799

As of September 30, 2024, the Bank had $971 thousand in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at September 30, 2024 or December 31, 2023.

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
Real estate-residential secured for personal purpose	$3,176	$5,147
Real estate-home equity secured for personal purpose	45	—
Total	$3,221	$5,147

The following presents foreclosed residential real estate property included in other real estate owned at September 30, 2024 or December 31, 2023.

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
Foreclosed residential real estate	$234	$79

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
2024 (excluding the nine months ended September 30, 2024)	$25,254	$87,101
2025	88,976	74,002
2026	72,203	56,525
2027	51,904	36,944
2028	28,418	14,945
Thereafter	9,918	3,506
Total future minimum lease payments receivable	276,673	273,023
Plus: Unguaranteed residual	1,505	1,242
Plus: Initial direct costs	3,220	3,403
Less: Imputed interest	(32,337)	(30,485)
Lease financings	$249,061	$247,183

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2024 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2023	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2024	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2024			At December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,541	$247	$6,788	$6,329	$459
Customer related intangibles	2,476	1,257	1,219	4,162	2,653	1,509
Servicing rights	11,617	5,925	5,692	30,850	21,868	8,982
Total amortized intangible assets	$20,881	$13,723	$7,158	$41,800	$30,850	$10,950
(1) Included within accumulated amortization is a valuation allowance of $798 thousand and $98 thousand on servicing rights at September 30, 2024 and December 31, 2023, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2024 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$147
2025		469
2026		318
2027		216
2028		161
Thereafter		155
Total		$1,466
The aggregate fair value of servicing rights was $9.7 million and $17.7 million at September 30, 2024 and December 31, 2023, respectively. The fair value of these rights was determined using a discount rate of 10.9% and 12.3% at September 30, 2024 and December 31, 2023, respectively. The change in the fair value of servicing rights from December 31, 2023 was primarily related to the sale of servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning of period	$6,083	$8,568	$8,982	$8,572
Servicing rights capitalized	541	707	1,504	1,456
Amortization of servicing rights	(151)	(350)	(628)	(1,100)
Sold servicing rights	—	—	(3,466)	—
Changes in valuation allowance	(781)	(4)	(700)	(7)
End of period	$5,692	$8,921	$5,692	$8,921
Loans serviced for others	$996,701	$1,568,817	$996,701	$1,568,817
The change in loans serviced for others from the three and nine months ended September 30, 2023 was primarily related to the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Valuation allowance, beginning of period	$(17)	$(8)	$(98)	$(5)
Additions	(781)	(4)	(700)	(7)
Valuation allowance, end of period	$(798)	$(12)	$(798)	$(12)

The estimated amortization expense of servicing rights for the remainder of 2024 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$1,324
2025		1,014
2026		792
2027		628
2028		506
Thereafter		1,428
Total		$5,692

Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2024 and December 31, 2023 consisted of the following:

	At September 30, 2024		At December 31, 2023
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,323,953	—%	$1,468,320
Demand deposits	3.81	3,292,600	3.34	2,973,784
Savings deposits	0.49	719,853	0.48	779,885
Time deposits	4.50	1,517,742	4.22	1,153,792
Total	2.88%	$6,854,148	2.38%	$6,375,781

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $315.9 million at September 30, 2024 and $187.0 million at December 31, 2023.

At September 30, 2024, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2024		$255,529
2025		859,008
2026		85,242
2027		131,153
2028		147,171
Thereafter		39,639
Total		$1,517,742

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At September 30, 2024		At December 31, 2023
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$8,256	0.05%	$6,306	0.05%

Long-term debt:
FHLB advances	$225,000	4.35%	$310,000	3.73%
Subordinated notes	149,136	6.08	148,761	6.08

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.1 billion and $3.2 billion at September 30, 2024 and December 31, 2023, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.5 billion and $1.1 billion at September 30, 2024 and December 31, 2023, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.4 billion and $1.7 billion at September 30, 2024 and December 31, 2023, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. During the second quarter of 2024, the Bank was approved to participate in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities was $446.8 million and $183.3 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2024 and December 31, 2023, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.6 billion and $3.4 billion of committed borrowing capacity at September 30, 2024 and December 31, 2023, respectively, of which $1.8 billion and $1.9 billion was available as of September 30, 2024 and December 31, 2023, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $468.0 million at September 30, 2024 and $369.0 million at December 31, 2023. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2024	Weighted Average Rate
Remainder of 2024	$—	—%
2025	75,000	4.46
2026	100,000	4.29
2027	25,000	3.99
2028	25,000	4.61
Thereafter	—	—
Total	$225,000	4.35%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$141	$133	$14	$19
Interest cost	596	590	27	32
Expected loss on plan assets	(870)	(762)	—	—
Amortization of net actuarial loss (gain)	175	250	(28)	(3)
Net periodic benefit cost	$42	$211	$13	$48

	Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$424	$399	$42	$57
Interest cost	1,788	1,774	81	96
Expected loss on plan assets	(2,610)	(2,293)	—	—
Amortization of net actuarial loss (gain)	526	750	(85)	(11)
Net periodic benefit cost	$128	$630	$38	$142

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make total contributions of $156 thousand to the Retirement Plans and $112 thousand to Other Postretirement Benefit Plans in 2024. During the nine months ended September 30, 2024, the Corporation contributed $117 thousand to its Retirement Benefit Plans and $70 thousand to its Other Postretirement Benefit Plans. During the nine months ended September 30, 2024, $2.1 million was paid to participants from the Retirement Plans and $70 thousand was paid to participants from the Other Postretirement Benefit Plans.

Note 9. Stock-Based Incentive Plan

On April 26, 2023, the 2023 Equity Incentive Plan (the Plan) was approved by shareholders. This Plan replaced the Amended and Restated Univest 2013 Long-Term Incentive Plan, which expired in April 2023.

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2024:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2024
Outstanding at December 31, 2023	269,914	$26.14
Forfeited	(11,322)	28.31
Exercised	(44,840)	19.48
Outstanding at September 30, 2024	213,752	$27.42	2.7	$192
Exercisable at September 30, 2024	213,752	$27.42	2.7	$192

The Corporation did not grant any stock options during the nine months ended September 30, 2024 or September 30, 2023.
The following is a summary of nonvested restricted stock units at September 30, 2024 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2023	392,548	$26.54
Granted	277,134	19.81
Added by performance factor	10,125	28.42
Vested	(151,375)	27.66
Forfeited	(17,925)	24.52
Nonvested stock units at September 30, 2024	510,507	$22.66

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023
Restricted stock units granted	277,134	213,429
Weighted average grant date fair value	$19.81	$25.04
Intrinsic value of units granted	$5,490	$5,345
Restricted stock units vested	151,375	181,508
Weighted average grant date fair value	$27.66	$22.21
Intrinsic value of units vested	$2,990	$4,512

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at September 30, 2024 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$7,116	1.9

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Stock-based compensation expense:
Restricted stock units	$3,414	$3,229
Employee stock purchase plan	73	83
Total	$3,487	$3,312
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$879	$492

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(34,321)	$(4,566)	$(11,759)	$(50,646)
Other comprehensive income	6,986	1,397	348	8,731
Reclassification adjustment recorded in earnings (1)	—	292	—	292
Balance, September 30, 2024	$(27,335)	$(2,877)	$(11,411)	$(41,623)

Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)
Other comprehensive (loss) income	(7,911)	(2,154)	583	(9,482)
Balance, September 30, 2023	$(47,977)	$(8,985)	$(14,624)	$(71,586)
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap pursuant to the termination clause. The Corporation incurred an unwind fee of $4.0 million, of which $370 thousand was reclassified to earnings as a reduction to interest income in the quarter. Additionally, unamortized origination and third party fees totaled $235 thousand at September 30, 2024. The $3.9 million will be amortized into interest income over the remaining 19 months of the original swap.

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

At September 30, 2024, the Corporation had exposure to 134 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $846.6 million and remaining maturities ranging from 2 months to 10 years. At September 30, 2024, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $123 thousand. At September 30, 2024, the fair value of the swaps to the customers was a net gain of $37.8 million. At September 30, 2024, the Corporation's credit exposure related to customers totaled $4.9 million.

The maximum potential payments by the Corporation to the third-party financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and the agreements do not provide for a limitation of the maximum potential payment amount.

Mortgage Banking Derivatives

Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase, and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1- to 4-family residential properties whose predominant risk characteristic is interest rate risk.

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2024
Total	$—		$—		$—
At December 31, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$5,779
Total	$250,000		$—		$5,779
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2024
Credit derivatives	$846,634		$—	Other liabilities	$123
Interest rate locks with customers	34,095	Other assets	578		—
Forward loan sale commitments	51,226		—	Other liabilities	75
Total	$931,955		$578		$198
At December 31, 2023
Credit derivatives	$862,756		$—	Other liabilities	$186
Interest rate locks with customers	21,174	Other assets	717		—
Forward loan sale commitments	32,811		—	Other liabilities	427
Total	$916,741		$717		$613

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2024	2023	2024	2023
Interest rate swap—cash flow hedge—net interest payments	Interest income	$(575)	$(1,558)	$(3,747)	$(3,989)
Reclassification adjustment included in earnings (1)	Interest income	(370)	—	(370)	—
Total net loss		$(945)	$(1,558)	$(4,117)	$(3,989)
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2024	2023	2024	2023
Credit derivatives	Other noninterest income	$22	$263	$360	$1,170
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(169)	(66)	(139)	16
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	63	(13)	352	119
Total net (loss) gain		$(84)	$184	$573	$1,305

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2024	At December 31, 2023
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$(2,877)	$(4,566)
Total		$(2,877)	$(4,566)
(1) The interest rate swap was terminated on August 2, 2024. This after-tax amount will be reclassified to earnings as a reduction to interest income over the remaining 19 months of the original swap.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2024.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, classified using the fair value hierarchy:

	At September 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$1,287	$—	$1,287
Residential mortgage-backed securities	—	280,799	—	280,799
Collateralized mortgage obligations	—	1,788	—	1,788
Corporate bonds	—	70,226	—	70,226
Total available-for-sale securities	—	354,100	—	354,100
Equity securities:
Money market mutual funds	2,406	—	—	2,406
Total equity securities	2,406	—	—	2,406
Loans held for sale	—	17,131	—	17,131
Interest rate locks with customers*	—	578	—	578
Total assets	$2,406	$371,809	$—	$374,215
Liabilities:
Contingent consideration liability	$—	$—	$627	$627
Credit derivatives*	—	—	123	123
Forward loan sale commitments*	—	75	—	75
Total liabilities	$—	$75	$750	$825
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $123 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 134 interest rate swaps with a notional amount of $846.6 million. The September 30, 2024 CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the nine months ended September 30, 2024, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $627 thousand at September 30, 2024. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $635 thousand through the period ending November 30, 2024.

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
The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Increase in value	Balance at September 30, 2024
Credit derivatives	$(186)	$(297)	$360	$(123)
Net total	$(186)	$(297)	$360	$(123)

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Increase in value	Balance at September 30, 2023
Credit derivatives	$(360)	$(973)	$1,166	$(167)
Net total	$(360)	$(973)	$1,166	$(167)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$38	$627
Total contingent consideration liability	$1,224	$635	$38	$627

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Balance at December 31, 2022	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2023
Paul I. Sheaffer Insurance Agency	$1,765	$635	$73	$1,203
Total contingent consideration liability	$1,765	$635	$73	$1,203

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023:

	At September 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$13,782	$13,782
Other real estate owned	—	—	20,915	20,915
Repossessed assets	—	—	79	79
Total	$—	$—	$34,776	$34,776

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$18,960	$18,960
Other real estate owned	—	—	19,032	19,032
Total	$—	$—	$37,992	$37,992

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2024 and December 31, 2023. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$504,700	$—	$—	$504,700	$504,700
Held-to-maturity securities	—	123,103	—	123,103	137,681
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	40,235
Net loans and leases held for investment	—	—	6,444,735	6,444,735	6,630,911
Servicing rights	—	—	9,693	9,693	5,692
Total assets	$504,700	$123,103	$6,454,428	$7,082,231	$7,319,219
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,336,406	$—	$—	$5,336,406	$5,336,406
Time deposits	—	1,525,692	—	1,525,692	1,517,742
Total deposits	5,336,406	1,525,692	—	6,862,098	6,854,148
Short-term borrowings	8,256	—	—	8,256	8,256
Long-term debt	—	227,096	—	227,096	225,000
Subordinated notes	—	146,750	—	146,750	149,136
Total liabilities	$5,344,662	$1,899,538	$—	$7,244,200	$7,236,540

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$249,799	$—	$—	$249,799	$249,799
Held-to-maturity securities	—	128,277	—	128,277	145,777
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	40,499
Net loans and leases held for investment	—	—	6,290,455	6,290,455	6,462,867
Servicing rights	—	—	17,724	17,724	8,982
Total assets	$249,799	$128,277	$6,308,179	$6,686,255	$6,907,924
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,221,989	$—	$—	$5,221,989	$5,221,989
Time deposits	—	1,153,775	—	1,153,775	1,153,792
Total deposits	5,221,989	1,153,775	—	6,375,764	6,375,781
Short-term borrowings	6,306	—	—	6,306	6,306
Long-term debt	—	310,817	—	310,817	310,000
Subordinated notes	—	140,500	—	140,500	148,761
Total liabilities	$5,228,295	$1,605,092	$—	$6,833,387	$6,840,848

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2024, individually analyzed loans held for investment had a carrying amount of $14.8 million with a valuation allowance of $1.0 million. At December 31, 2023, individually analyzed loans held for investment had a carrying amount of $20.7 million with a valuation allowance of $1.8 million. The Corporation had no individually analyzed leases at September 30, 2024 or December 31, 2023.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2024, servicing rights had a net carrying amount of $6.5 million, which included a valuation allowance of $798 thousand. At December 31, 2023, servicing rights had a net carrying amount of $9.1 million, which included a valuation allowance of $98 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2024, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At September 30, 2024 and December 31, 2023, OREO had a carrying amount of $20.9 million and $19.0 million, respectively. During the quarter, one residential real estate property was transferred to OREO with a carrying value of $156 thousand and during the second quarter, one commercial real estate property was transferred to OREO with a carrying value of $252 thousand. Additionally, during the nine months ended September 30, 2024, $1.6 million in capitalizable costs were recorded related to an existing property. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that was used as loan or lease collateral. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At September 30, 2024, repossessed assets had a carrying amount of $79 thousand. During the quarter, repossessed assets totaling $68 thousand were sold. The Corporation had no repossessed assets at December 31, 2023. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 13. Segment Reporting

At September 30, 2024, the Corporation had three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●	The Banking segment provides financial services to individuals, businesses, municipalities and nonprofit organizations. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.
●	The Wealth Management segment offers investment advisory, financial planning, trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.
●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2024	At December 31, 2023	At September 30, 2023
Banking	$8,069,321	$7,656,154	$7,706,141
Wealth Management	65,355	57,715	57,845
Insurance	53,388	48,535	47,507
Other	17,673	18,224	16,573
Consolidated assets	$8,205,737	$7,780,628	$7,828,066

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$106,419	$19	$—	$—	$106,438
Interest expense	50,953	—	—	2,281	53,234
Net interest income (expense)	55,466	19	—	(2,281)	53,204
Provision for credit losses	1,414	—	—	—	1,414
Noninterest income	7,281	7,481	5,247	141	20,150
Noninterest expense	39,392	5,587	4,018	(445)	48,552
Intersegment (revenue) expense*	(560)	437	123	—	—
Income (loss) before income taxes	22,501	1,476	1,106	(1,695)	23,388
Income tax expense (benefit)	4,688	302	259	(439)	4,810
Net income (loss)	$17,813	$1,174	$847	$(1,256)	$18,578
Net capital expenditures	$544	$—	$6	$60	$610

	Three Months Ended
	September 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$97,079	$18	$—	$9	$97,106
Interest expense	41,235	—	—	2,281	43,516
Net interest income (expense)	55,844	18	—	(2,272)	53,590
Provision for credit losses	2,024	—	—	—	2,024
Noninterest income	6,950	6,803	4,912	26	18,691
Noninterest expense	39,299	5,130	3,987	572	48,988
Intersegment (revenue) expense*	(236)	114	122	—	—
Income (loss) before income taxes	21,707	1,577	803	(2,818)	21,269
Income tax expense (benefit)	4,452	284	185	(668)	4,253
Net income (loss)	$17,255	$1,293	$618	$(2,150)	$17,016
Net capital expenditures	$560	$9	$5	$33	$607

	Nine Months Ended
	September 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$304,805	$56	$—	$18	$304,879
Interest expense	142,336	—	—	6,845	149,181
Net interest income (expense)	162,468	56	—	(6,826)	155,698
Provision for credit losses	3,553	—	—	—	3,553
Noninterest income	26,706	22,134	17,721	164	66,725
Noninterest expense	116,211	16,591	12,058	2,474	147,334
Intersegment (revenue) expense*	(1,680)	1,310	370	—	—
Income (loss) before income taxes	71,090	4,289	5,293	(9,136)	71,536
Income tax expense (benefit)	14,553	839	1,184	(2,030)	14,546
Net income (loss)	$56,537	$3,450	$4,109	$(7,106)	$56,990
Net capital expenditures	$(234)	$11	$73	$167	$17

	Nine Months Ended
	September 30, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$270,422	$49	$—	$27	$270,498
Interest expense	96,417	—	—	6,844	103,261
Net interest income (expense)	174,005	49	—	(6,817)	167,237
Provision for credit losses	8,839	—	—	—	8,839
Noninterest income	21,139	20,246	16,846	(27)	58,204
Noninterest expense	119,984	14,790	11,877	1,665	148,316
Intersegment (revenue) expense*	(709)	344	365	—	—
Income (loss) before income taxes	67,030	5,161	4,604	(8,509)	68,286
Income tax expense (benefit)	13,913	580	1,015	(2,072)	13,436
Net income (loss)	$53,117	$4,581	$3,589	$(6,437)	$54,850
Net capital expenditures	$3,595	$15	$124	$454	$4,188
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

Critical Accounting Policies

In order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial condition of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2023 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net income	$18,578	$17,016	$1,562	9.2%	$56,990	$54,850	$2,140	3.9%
Net income per share:
Basic	$0.64	$0.58	$0.06	10.3	$1.95	$1.86	$0.09	4.8
Diluted	0.63	0.58	0.05	8.6	1.94	1.86	0.08	4.3
Return on average assets	0.92%	0.88%	4 BP	4.5	0.97%	0.98%	(1 BP)	(1.0)
Return on average equity	8.55%	8.32%	23 BP	2.8	8.95%	9.14%	(19 BP)	(2.1)

The Corporation reported net income of $18.6 million, or $0.63 diluted earnings per share, for the three months ended September 30, 2024, compared to net income of $17.0 million, or $0.58 diluted earnings per share, for the three months ended September 30, 2023. The Corporation reported net income of $57.0 million, or $1.94 diluted earnings per share, for the nine months ended September 30, 2024, compared to net income of $54.9 million, or $1.86 diluted earnings per share, for the nine months ended September 30, 2023. The financial results for the nine months ended September 30, 2024 included a $3.4 million net gain ($2.7 million after-tax), or $0.09 diluted earnings per share, generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024 and tax-free bank owned life insurance ("BOLI") death benefit claims of $171 thousand, which represented $0.01 diluted earnings per share for the quarter. Additionally, the financial results for the third quarter of 2023 included a $1.3 million ($1.1 million after-tax), or $0.04 diluted earnings per share, restructuring charge associated with expense management strategies deployed in response to macroeconomic headwinds.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and nine months ended September 30, 2024 and 2023. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and nine months ended September 30, 2024 versus 2023

Net interest income on a tax-equivalent basis for the three months ended September 30, 2024 was $53.5 million, a decrease of $371 thousand, or 0.7%, compared to $53.9 million for the three months ended September 30, 2023. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2024 was $156.6 million, a decrease of $11.6 million, or 6.9%, compared to $168.2 million for the nine months ended September 30, 2023. The decrease in tax-equivalent net interest income for the three and nine months ended September 30, 2024 compared to the comparable periods in the prior year reflects the continued pressure on the cost of deposits due to the shift of balances from lower to higher cost deposit products, which has exceeded the increase in interest income from asset yield expansion and the increase in average interest-earning assets. However, we continue to see indicators of stabilization in the cost of funds and our funding mix.

The net interest margin, on a tax-equivalent basis, was 2.82% and 2.85% for the three and nine months ended September 30, 2024, respectively, compared to 2.96% and 3.22% for the three and nine months ended September 30, 2023, respectively. Excess liquidity reduced net interest margin by approximately nine and four basis points for the three and nine months ended September 30, 2024. Excess liquidity reduced net interest margin by approximately four and one basis point for the three and nine months ended September 30, 2023.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$270,724	$3,624	5.33%	$143,109	$1,865	5.17%
Obligations of states and political subdivisions*	1,283	7	2.17	2,281	16	2.78
Other debt and equity securities	492,051	3,706	3.00	504,060	3,540	2.79
Federal Home Loan Bank, Federal Reserve Bank and other stock	38,769	742	7.61	40,406	712	6.99
Total interest-earning deposits, investments and other interest-earning assets	802,827	8,079	4.00	689,856	6,133	3.53
Commercial, financial and agricultural loans	997,465	18,459	7.36	995,355	17,545	6.99
Real estate—commercial and construction loans	3,592,556	52,672	5.83	3,552,709	49,548	5.53
Real estate—residential loans	1,692,361	21,127	4.97	1,543,360	18,270	4.70
Loans to individuals	26,651	549	8.20	26,538	525	7.85
Tax-exempt loans and leases	232,159	2,565	4.40	234,685	2,430	4.11
Lease financings	189,599	3,275	6.87	184,522	2,928	6.30
Gross loans and leases	6,730,791	98,647	5.83	6,537,169	91,246	5.54
Total interest-earning assets	7,533,618	106,726	5.64	7,227,025	97,379	5.35
Cash and due from banks	62,902			62,673
Allowance for credit losses, loans and leases	(86,517)			(83,827)
Premises and equipment, net	47,989			52,071
Operating lease right-of-use assets	29,620			31,647
Other assets	417,653			404,394
Total assets	$8,005,265			$7,693,983
Liabilities:
Interest-bearing checking deposits	$1,215,166	$8,824	2.89%	$1,070,063	$6,703	2.49%
Money market savings	1,849,628	21,213	4.56	1,645,210	17,850	4.30
Regular savings	727,395	878	0.48	828,672	861	0.41
Time deposits	1,491,560	17,255	4.60	1,140,622	11,668	4.06
Total time and interest-bearing deposits	5,283,749	48,170	3.63	4,684,567	37,082	3.14
Short-term borrowings	8,210	1	0.05	93,028	1,117	4.76
Long-term debt	247,826	2,781	4.46	320,000	3,036	3.76
Subordinated notes	149,068	2,282	6.09	148,568	2,281	6.09
Total borrowings	405,104	5,064	4.97	561,596	6,434	4.55
Total interest-bearing liabilities	5,688,853	53,234	3.72	5,246,163	43,516	3.29
Noninterest-bearing deposits	1,357,575			1,538,143
Operating lease liabilities	32,627			34,788
Accrued expenses and other liabilities	61,804			63,374
Total liabilities	7,140,859			6,882,468
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	7,046,428		3.01	6,784,306		2.54
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	300,565			299,575
Retained earnings and other equity	406,057			354,156
Total shareholders’ equity	864,406			811,515
Total liabilities and shareholders’ equity	$8,005,265			$7,693,983
Net interest income		$53,492			$53,863
Net interest spread			1.92			2.06
Effect of net interest-free funding sources			0.90			0.90
Net interest margin			2.82%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.43%			137.76%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $897 thousand and $563 thousand for the three months ended September 30, 2024 and 2023, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2024 and 2023 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$159,114	$6,341	5.32%	$79,630	$2,856	4.80%
Obligations of states and political subdivisions*	1,500	26	2.32	2,284	48	2.81
Other debt and equity securities	494,310	11,094	3.00	511,420	10,547	2.76
Federal Home Loan Bank, Federal Reserve Bank and other stock	38,392	2,166	7.54	39,664	2,102	7.09
Total interest-earning deposits, investments and other interest-earning assets	693,316	19,627	3.78	632,998	15,553	3.29
Commercial, financial and agricultural loans	972,003	52,429	7.21	997,590	50,002	6.70
Real estate—commercial and construction loans	3,572,375	153,890	5.75	3,447,551	137,929	5.35
Real estate—residential loans	1,657,142	61,095	4.92	1,478,871	51,216	4.63
Loans to individuals	26,928	1,639	8.13	26,859	1,453	7.23
Tax-exempt loans and leases	231,679	7,505	4.33	233,211	7,159	4.10
Lease financings	189,733	9,549	6.72	175,416	8,128	6.20
Gross loans and leases	6,649,860	286,107	5.75	6,359,498	255,887	5.38
Total interest-earning assets	7,343,176	305,734	5.56	6,992,496	271,440	5.19
Cash and due from banks	58,070			59,811
Allowance for credit losses, loans and leases	(86,435)			(81,829)
Premises and equipment, net	49,098			52,067
Operating lease right-of-use assets	30,359			31,384
Other assets	414,246			399,141
Total assets	$7,808,514			$7,453,070
Liabilities:
Interest-bearing checking deposits	$1,163,526	$24,353	2.80%	$980,725	$15,259	2.08%
Money market savings	1,749,592	59,564	4.55	1,532,318	43,020	3.75
Regular savings	752,336	2,712	0.48	900,448	2,375	0.35
Time deposits	1,384,576	47,019	4.54	845,635	22,231	3.51
Total time and interest-bearing deposits	5,050,030	133,648	3.54	4,259,126	82,885	2.60
Short-term borrowings	15,919	248	2.08	195,606	7,094	4.85
Long-term debt	263,380	8,441	4.28	245,366	6,438	3.51
Subordinated notes	148,944	6,844	6.14	148,444	6,844	6.16
Total borrowings	428,243	15,533	4.85	589,416	20,376	4.62
Total interest-bearing liabilities	5,478,273	149,181	3.64	4,848,542	103,261	2.85
Noninterest-bearing deposits	1,383,707			1,709,533
Operating lease liabilities	33,389			34,548
Accrued expenses and other liabilities	62,586			57,906
Total liabilities	6,957,955			6,650,529
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,861,980		2.90	6,558,075		2.11
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	300,224			299,550
Retained earnings and other equity	392,551			345,207
Total shareholders’ equity	850,559			802,541
Total liabilities and shareholders’ equity	$7,808,514			$7,453,070
Net interest income		$156,553			$168,179
Net interest spread			1.92			2.34
Effect of net interest-free funding sources			0.93			0.88
Net interest margin			2.85%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.04%			144.22%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $2.0 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2024 and 2023 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2024 Versus 2023			September 30, 2024 Versus 2023
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1,700	$59	$1,759	$3,144	$341	$3,485
Obligations of states and political subdivisions	(6)	(3)	(9)	(15)	(7)	(22)
Other debt and equity securities	(88)	254	166	(359)	906	547
Federal Home Loan Bank, Federal Reserve Bank and other stock	(30)	60	30	(68)	132	64
Interest on deposits, investments and other earning assets	1,576	370	1,946	2,702	1,372	4,074
Commercial, financial and agricultural loans	35	879	914	(1,307)	3,734	2,427
Real estate—commercial and construction loans	534	2,590	3,124	5,211	10,750	15,961
Real estate—residential loans	1,789	1,068	2,857	6,503	3,376	9,879
Loans to individuals	2	22	24	4	182	186
Tax-exempt loans and leases	(27)	162	135	(48)	394	346
Lease financings	80	267	347	702	719	1,421
Interest and fees on loans and leases	2,413	4,988	7,401	11,065	19,155	30,220
Total interest income	3,989	5,358	9,347	13,767	20,527	34,294
Interest expense:
Interest-bearing checking deposits	969	1,152	2,121	3,185	5,909	9,094
Money market savings	2,260	1,103	3,363	6,609	9,935	16,544
Regular savings	(114)	131	17	(434)	771	337
Time deposits	3,898	1,689	5,587	16,978	7,810	24,788
Total time and interest-bearing deposits	7,013	4,075	11,088	26,338	24,425	50,763
Short-term borrowings	(535)	(581)	(1,116)	(4,223)	(2,623)	(6,846)
Long-term debt	(757)	502	(255)	502	1,501	2,003
Subordinated notes	1	—	1	—	—	—
Interest on borrowings	(1,291)	(79)	(1,370)	(3,721)	(1,122)	(4,843)
Total interest expense	5,722	3,996	9,718	22,617	23,303	45,920
Net interest income	$(1,733)	$1,362	$(371)	$(8,850)	$(2,776)	$(11,626)

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2024 and 2023 was $1.4 million and $2.0 million, respectively. The provision for credit losses for the nine months ended September 30, 2024 and 2023 was $3.6 million and $8.8 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Allowance for credit losses, loans and leases	$86,041	$85,745	$85,632	$85,387	$83,837
Loans and leases held for investment	6,730,734	6,684,837	6,579,086	6,567,214	6,574,958
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.30%	1.30%	1.28%

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Trust fee income	$2,110	$1,910	$200	10.5%	$6,226	$5,789	$437	7.5%
Service charges on deposit accounts	2,037	1,816	221	12.2	5,890	5,088	802	15.8
Investment advisory commission and fee income	5,319	4,843	476	9.8	15,751	14,303	1,448	10.1
Insurance commission and fee income	5,238	4,852	386	8.0	17,606	16,447	1,159	7.0
Other service fee income	1,815	3,020	(1,205)	(39.9)	11,274	9,414	1,860	19.8
Bank owned life insurance income	921	806	115	14.3	2,849	2,362	487	20.6
Net gain on sales of investment securities	18	—	18	N/M	18	—	18	N/M
Net gain on mortgage banking activities	1,296	1,216	80	6.6	3,945	2,880	1,065	37.0
Other income	1,396	228	1,168	512.3	3,166	1,921	1,245	64.8
Total noninterest income	$20,150	$18,691	$1,459	7.8%	$66,725	$58,204	$8,521	14.6%

Three and nine months ended September 30, 2024 versus 2023

Noninterest income for the three months ended September 30, 2024 was $20.2 million, an increase of $1.5 million, or 7.8%, from the three months ended September 30, 2023. Noninterest income for the nine months ended September 30, 2024 was $66.7 million, an increase of $8.5 million, or 14.6%, from the nine months ended September 30, 2023.

Investment advisory commission and fee income increased $476 thousand, or 9.8%, for the three months ended September 30, 2024 and $1.4 million, or 10.1%, for the nine months ended September 30, 2024 from the comparable periods in the prior year, primarily due to increased assets under management and supervision driven by new business and market appreciation.

Insurance commission and fee income increased $386 thousand, or 8.0%, for the three months ended September 30, 2024 and $1.2 million, or 7.0%, for the nine months ended September 30, 2024 from the comparable periods in the prior year. The increase for the three months end September 30, 2024 was primarily due to an increase in commercial lines premiums. The increase for the nine months ended September 30, 2024 was primarily due to increases in commercial lines premiums and contingent commission income of $451 thousand, which was $2.3 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Contingent income is largely recognized in the first quarter of the year.

Other service fee income decreased $1.2 million, or 39.9%, for the three months ended September 30, 2024 and increased $1.9 million, or 19.8%, for the nine months ended September 30, 2024 from the comparable periods in the prior year. The decrease for the three months ended September 30, 2024 was primarily due to a $785 thousand valuation allowance recorded on mortgage servicing rights driven by the increase in prepayment speed assumptions as a result of the decrease in interest rates during the quarter. Additionally, net servicing fees on sold mortgage loans decreased by $307 thousand, primarily attributable to the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024 and increased amortization driven by prepayments. The increase for the nine months ended September 30, 2024 was primarily due to the net gain of $3.4 million generated from the sale of mortgage servicing rights associated with these serviced loans.

Bank owned life insurance income increased $115 thousand, or 14.3%, for the three months ended September 30, 2024 and $487 thousand, or 20.6%, for the nine months ended September 30, 2024 from the comparable periods in the prior year, primarily due to purchases of new policies in the first quarter of the year. Additionally, both periods included death benefits claims of $171 thousand received during the second quarter of the year.

Net gain on mortgage banking activities increased $1.1 million, or 37.0%, for the nine months ended September 30, 2024 from the comparable period in the prior year, primarily due to increased salable volume. Service charges on deposit accounts $802 thousand, or 15.8%, for the nine months ended September 30, 2024 from the comparable period in the prior year, primarily due to increased treasury management income.

Other income increased $1.2 million for the three and nine months ended September 30, 2024, or 512.3% and 64.8%, respectively, from the comparable periods in the prior year, primarily due to increases of $705 thousand and $958 thousand in gains on the sale of Small Business Administration loans for the three and nine months ended September 30, 2024, respectively.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries, benefits and commissions	$30,702	$29,978	$724	2.4%	$92,227	$90,867	$1,360	1.5%
Net occupancy	2,723	2,594	129	5.0	8,274	7,935	339	4.3
Equipment	1,107	1,087	20	1.8	3,306	3,066	240	7.8
Data processing	4,154	4,189	(35)	(0.8)	12,810	12,355	455	3.7
Professional fees	1,579	1,763	(184)	(10.4)	4,733	5,373	(640)	(11.9)
Marketing and advertising	490	555	(65)	(11.7)	1,621	1,548	73	4.7
Deposit insurance premiums	1,097	1,258	(161)	(12.8)	3,330	3,475	(145)	(4.2)
Intangible expenses	164	220	(56)	(25.5)	539	726	(187)	(25.8)
Restructuring charges	—	—	—	N/M	—	1,330	(1,330)	N/M
Other expense	6,536	7,344	(808)	(11.0)	20,494	21,641	(1,147)	(5.3)
Total noninterest expense	$48,552	$48,988	$(436)	(0.9%)	$147,334	$148,316	$(982)	(0.7%)
Three and nine months ended September 30, 2024 versus 2023

Noninterest expense for the three months ended September 30, 2024 was $48.6 million, a decrease of $436 thousand, or 0.9%, from the three months ended September 30, 2023. Noninterest expense for the nine months ended September 30, 2024 was $147.3 million, a decrease of $982 thousand, or 0.7%, from the nine months ended September 30, 2023. The financial results for the nine months ended September 30, 2023 included restructuring charges of $1.3 million.

Other expense decreased $808 thousand, or 11.0%, for the three months ended September 30, 2024 and $1.1 million, or 5.3%, for the nine months ended September 30, 2024 from the comparable periods in the prior year, primarily due to decreases in retirement plan costs, insurance expense and recruiter fees. Additionally, the three months ended September 30, 2024 benefited from a decrease in bank shares tax expense.

Professional fees decreased $184 thousand, or 10.4%, for the three months ended September 30, 2024 and $640 thousand, or 11.9%, for the nine months ended September 30, 2024 from the comparable periods in the prior year, primarily driven by a reduction in consultant fees. Deposit insurance premiums decreased $161 thousand, or 12.8%, for the three months ended September 30, 2024 driven by an improvement in the financial ratios that contribute to our assessment rate.

Salaries, benefits and commissions increased $724 thousand, or 2.4%, for the three months ended September 30, 2024 and $1.4 million, or 1.5%, from the comparable periods in the prior year. The increase for the three months ended September 30,

2024 was primarily due to increases in salary expense and incentive compensation due to increased profitability, partially offset by an increase in compensation capitalized driven by higher loan production. The increase for the nine months ended September 30, 2024 was primarily due to increases in incentive compensation due to increased profitability and medical claims.

Tax Provision

The Corporation recognized a tax expense of $4.8 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively, resulting in effective rates of 20.6% and 20.0% for the respective periods. The Corporation recognized a tax expense of $14.5 million and $13.4 million for the nine months ended September 30, 2024 and 2023, respectively, resulting in effective tax rates of 20.3% and 19.7% for the respective periods. The effective tax rates for the three and nine months ended September 30, 2024 and 2023 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. The increase in the effective tax rate for the 2024 periods was primarily due to increases in the state tax rates. Additionally, the effective income tax rates for the nine months ended September 30, 2024 were favorably impacted by proceeds from BOLI death benefits.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At September 30, 2024	At December 31, 2023	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$504,700	$249,799	$254,901	102.0%
Investment securities	494,187	500,623	(6,436)	(1.3)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	40,235	40,499	(264)	(0.7)
Loans held for sale	17,131	11,637	5,494	47.2
Loans and leases held for investment	6,730,734	6,567,214	163,520	2.5
Allowance for credit losses, loans and leases	(86,041)	(85,387)	(654)	0.8
Premises and equipment, net	47,411	51,441	(4,030)	(7.8)
Operating lease right-of-use assets	29,260	31,795	(2,535)	(8.0)
Goodwill and other intangibles, net	182,668	186,460	(3,792)	(2.0)
Bank owned life insurance	138,744	131,344	7,400	5.6
Accrued interest receivable and other assets	106,708	95,203	11,505	12.1
Total assets	$8,205,737	$7,780,628	$425,109	5.5%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $254.9 million, or 102.0%, from December 31, 2023, primarily due to an increase in interest-earning deposits at the Federal Reserve Bank of $249.6 million due to seasonal increases in public funds outpacing loan growth, partially offset by the repayment of long-term debt.

Investment Securities

Total investment securities at September 30, 2024 decreased $6.4 million, or 1.3%, from December 31, 2023. Maturities and pay-downs of $53.6 million, sales of $3.9 million, net amortization of purchased premiums and discounts of $820 thousand were partially offset by purchases of $42.9 million, which were primarily residential mortgage-backed securities, increases in the fair value of available-for-sale investment securities of $8.8 million and a reversal of provision for credit losses of $89 thousand.

Loans and Leases

Gross loans and leases held for investment increased $163.5 million, or 2.5%, from December 31, 2023. The growth in gross loans and leases held for investment was primarily due to increases in commercial, commercial real estate and residential mortgage loans, partially offset by a decrease in construction loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At September 30, 2024, nonaccrual loans and leases were $15.3 million and had a related allowance for credit losses on loans and leases of $1.0 million. At December 31, 2023, nonaccrual loans and leases were $20.5 million and had a related allowance for credit losses on loans and leases of $1.8 million. During the nine months ended September 30, 2024, pay-offs totaling $4.6 million were received on nonaccrual loans and leases. Individual reserves have been established based on current facts and management's judgements about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits.

Net loan and lease charge-offs for the three months ended September 30, 2024 were $820 thousand compared to $969 thousand for the same period in the prior year. Net loan and lease charge-offs for the nine months ended September 30, 2024 were $3.0 million compared to $4.3 million for the same period in the prior year. The decrease in charge-offs for the nine months ended September 30, 2024 was primarily due to $2.4 million of charge-offs related to one borrower in the first quarter of 2023.

Other real estate owned ("OREO") was $20.9 million at September 30, 2024, compared to $19.0 million at December 31, 2023, primarily due to capitalized costs on an existing OREO property, the transfer of a residential real estate property with a carrying value of $156 thousand during the quarter and the transfer of a commercial real estate property with a carrying value of $252 thousand during the second quarter of 2024. Repossessed assets were $79 thousand at September 30, 2024. The Corporation had no repossessed assets at December 31, 2023.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
Nonaccrual loans held for sale	$—	$8
Nonaccrual loans and leases held for investment	15,319	20,519
Accruing loans and leases, 90 days or more past due	310	534
Total nonperforming loans and leases	$15,629	$21,061
Other real estate owned	20,915	19,032
Repossessed assets	79	—
Total nonperforming assets	$36,623	$40,093

Loans and leases held for investment	$6,730,734	$6,567,214
Allowance for credit losses, loans and leases	86,041	85,387

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.30%
Nonaccrual loans and leases / loans and leases held for investment	0.23%	0.31%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	561.66%	415.97%

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
Nonaccrual loans and leases, held for investment	$15,319	$20,519
Nonaccrual loans and leases with partial charge-offs	349	814
Life-to-date partial charge-offs on nonaccrual loans and leases	682	885
Reserves on individually analyzed loans	1,033	1,787

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of September 30, 2024:

(Dollars in thousands)	At September 30, 2024
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$458,230	8.6%
Animal Production	384,554	7.2
CRE - Multi-family	340,181	6.4
CRE - 1-4 Family Residential Investment	295,454	5.6
CRE - Office	294,508	5.6
CRE - Industrial / Warehouse	254,019	4.8
Hotels & Motels (Accommodation)	186,130	3.5
Specialty Trade Contractors	180,486	3.4
Nursing and Residential Care Facilities	167,467	3.2
Education	167,282	3.2
Motor Vehicle and Parts Dealers	129,799	2.4
Repair and Maintenance	127,927	2.4
Merchant Wholesalers, Durable Goods	125,009	2.4
Homebuilding (tract developers, remodelers)	120,040	2.2
CRE - Mixed-Use - Residential	110,137	2.1
Crop Production	104,343	2.0
Wood Product Manufacturing	93,505	1.8
Food Services and Drinking Places	88,178	1.7
Real Estate Lenders, Secondary Market Financing	85,171	1.6
Rental and Leasing Services	79,876	1.5
Religious Organizations, Advocacy Groups	73,802	1.4
Fabricated Metal Product Manufacturing	72,794	1.4
CRE - Mixed-Use - Commercial	72,268	1.4
Administrative and Support Services	71,787	1.4
Personal and Laundry Services	71,184	1.3
Merchant Wholesalers, Nondurable Goods	69,363	1.3
Amusement, Gambling, and Recreation Industries	69,052	1.3
Miniwarehouse / Self-Storage	65,176	1.2
Food Manufacturing	61,472	1.1
Truck Transportation	52,570	1.0
Industries with >$50 million in outstandings	$4,471,764	84.3%
Industries with <$50 million in outstandings	$830,652	15.7%
Total Commercial Loans	$5,302,416	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$969,562
Real Estate-Home Equity Secured for Personal Purpose	182,901
Loans to Individuals	26,794
Lease Financings	249,061
Total Consumer Loans and Lease Financings	$1,428,318

Total	$6,730,734

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $175 thousand and $229 thousand for the three months ended September 30, 2024 and 2023, respectively. The amortization of core deposit and customer-related intangibles was $350 thousand and $458 thousand for the nine months ended September 30, 2024 and 2023, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2024 and December 31, 2023.

The Corporation also has goodwill with a net carrying value of $175.5 million at September 30, 2024 and December 31, 2023, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2024 or 2023. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $7.4 million, or 5.6%, from December 31, 2023, primarily due to $5.7 million of policies purchased during the first quarter of 2024.

Other Assets

Other assets increased $11.5 million, or 12.1%, from December 31, 2023, primarily due to increases of $3.9 million in pension plan assets and $5.2 million in prepaid expenses.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2024	At December 31, 2023	Change
			Amount	Percent
Deposits	$6,854,148	$6,375,781	$478,367	7.5%
Short-term borrowings	8,256	6,306	1,950	30.9
Long-term debt	225,000	310,000	(85,000)	(27.4)
Subordinated notes	149,136	148,761	375	0.3
Operating lease liabilities	32,246	34,851	(2,605)	(7.5)
Accrued interest payable and other liabilities	59,880	65,721	(5,841)	(8.9)
Total liabilities	$7,328,666	$6,941,420	$387,246	5.6%

Deposits

Total deposits increased $478.4 million, or 7.5%, from December 31, 2023, primarily due to increases in commercial, brokered and seasonal public funds deposits. At September 30, 2024, noninterest bearing deposits totaling $1.3 billion represented 19.3% of total deposits compared to $1.5 billion representing 23.0% of total deposits at December 31, 2023. At September 30, 2024, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, totaled $1.4 billion and represented 20.3% of total deposits compared to $1.5 billion at December 31, 2023 representing 23.3% of total deposits.

Borrowings

Total borrowings decreased $82.7 million, or 17.8%, from December 31, 2023, primarily due to pay-downs of long-term FHLB advances of $85.0 million, partially offset by an increase of $2.0 million in customer repurchase agreements. These borrowings were replaced with lower cost deposits during the year.

Other Liabilities

Other liabilities decreased $5.8 million, or 8.9%, from December 31, 2023, primarily due to the termination of an interest rate swap.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2024	At December 31, 2023	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	301,262	301,066	196	0.1
Retained earnings	512,938	474,691	38,247	8.1
Accumulated other comprehensive loss	(41,623)	(50,646)	9,023	(17.8)
Treasury stock	(53,290)	(43,687)	(9,603)	22.0
Total shareholders’ equity	$877,071	$839,208	$37,863	4.5%

Total shareholders' equity increased $37.9 million, or 4.5%, from December 31, 2023. Retained earnings at September 30, 2024 increased by $38.2 million primarily due to net income of $57.0 million offset by $18.5 million in cash dividends paid during the nine months ended September 30, 2024. Accumulated other comprehensive loss decreased by $9.0 million, which was primarily attributable to increases in the fair value of available-for-sale investment securities of $7.0 million, net of tax. Treasury stock increased $9.6 million from December 31, 2023, related to repurchases of 664,201 shares at a cost of $14.7 million, offset by $5.1 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $22.5 million and $21.7 million for the three months ended September 30, 2024 and 2023, respectively, and pre-tax income of $71.1 million and $67.0 million for the nine months ended September 30, 2024 and 2023, respectively. See the section of this Management's Discussion & Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported noninterest income of $7.5 million and $6.8 million for the three months ended September 30, 2024 and 2023, respectively, and $22.1 million and $20.2 million for the nine months ended September 30, 2024 and 2023, respectively. Noninterest expense was $5.6 million and $5.1 million for the three months ended September 30, 2024 and 2023, respectively, and $16.6 million and $14.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in noninterest income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was due to new customer relationships and appreciation of assets under management and supervision as a majority of investment advisory fees are billed based on the prior quarter-end assets under management and supervision balance. The increase in noninterest expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was due to increase in salary and benefits expense as we continue to invest in revenue-producing positions. Assets under management and supervision were $5.3 billion as of September 30, 2024, $5.0 billion as of June 30, 2024, $4.3 billion as of September 30, 2023 and $4.5 billion as of June 30, 2023.

The Insurance segment reported noninterest income of $5.2 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively, and $17.7 million and $16.8 million for the nine months ended September 30, 2024 and 2023, respectively. Noninterest expense was $4.0 million for the three months ended September 30, 2024 and 2023, and $12.1 million and $11.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase for the nine months ended September 30, 2024 included increases in commercial lines premiums of $745 thousand and contingent commission income of $451 thousand, which was $2.3 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at September 30, 2024.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of September 30, 2024 and December 31, 2023 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$984,852	14.27%	$552,226	8.00%	$690,282	10.00%
Bank	852,945	12.41	549,899	8.00	687,374	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	751,271	10.88	414,169	6.00	552,226	8.00
Bank	768,500	11.18	412,424	6.00	549,899	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	751,271	10.88	310,627	4.50	448,683	6.50
Bank	768,500	11.18	309,318	4.50	446,793	6.50
Tier 1 Capital (to Average Assets):
Corporation	751,271	9.53	315,213	4.00	394,016	5.00
Bank	768,500	9.78	314,367	4.00	392,959	5.00
At December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$953,889	13.90%	$549,160	8.00%	$686,450	10.00%
Bank	810,449	11.86	546,782	8.00	683,478	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	411,870	6.00	549,160	8.00
Bank	731,799	10.71	410,087	6.00	546,782	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	308,903	4.50	446,193	6.50
Bank	731,799	10.71	307,565	4.50	444,260	6.50
Tier 1 Capital (to Average Assets):
Corporation	726,478	9.36	310,520	4.00	388,150	5.00
Bank	731,799	9.45	309,753	4.00	387,191	5.00
At September 30, 2024 and December 31, 2023, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At September 30, 2024, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, unencumbered cash and cash equivalents, were $492.3 million and $241.5 million at September 30, 2024 and December 31, 2023, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.3 million and $23.3 million at September 30, 2024 and December 31, 2023, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.6 billion and $3.4 billion at September 30, 2024 and December 31, 2023, respectively, of which $1.8 billion and $1.9 billion was available as of September 30, 2024 and December 31, 2023, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $468.0 million at September 30, 2024 and $369.0 million at December 31, 2023. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

As part of its diversified funding strategy, the Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes federal funds purchases from correspondent banks, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia, and brokered deposits and other similar sources.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended September 30, 2024. A detailed discussion of market risk is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Sensitivity, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2024	21,603	$22.95	21,603	674,771
August 1 – 31, 2024	73,411	26.72	73,411	601,360
September 1 – 30, 2024	61,714	28.08	61,714	539,646
Total	156,728	$26.74	156,728
1.Average price paid per share includes stock repurchase excise tax.

On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. On October 23, 2024, the Corporation's Board of Directors approved the repurchase of an additional 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2024. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The stock repurchase plan has no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the plan at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2024	—	$—
August 1 – 31, 2024	—	—
September 1 – 30, 2024	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures

Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: October 29, 2024	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2024	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)