Form 10-K
period 2024-12-31
UNIVEST FINANCIAL Corp
filed 2025-02-24
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒ No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $657,697,976 as of June 30, 2024 based on the June 30, 2024 closing price of the Registrant's Common Stock of $22.83 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	29,001,673
(Title of Class)	(Number of shares outstanding at February 7, 2025
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders on April 24, 2025.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe," "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include, but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality, growth and composition of our loan, investment and deposit portfolios; financial performance, financial condition and liquidity; and estimates of our risks and future credit provision expenses. These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change. Certain of these risks, uncertainties and assumptions are set forth below as well as the risk factors described in Item 1A. "Risk Factors":

•Operating, legal and regulatory risks;
•Economic, political and competitive forces;
•General economic conditions, either nationally or in our market areas, that are worse than expected included as a result of employment levels and labor shortages, and the effect of a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
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
•The imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers;
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

Item 1.     Business

General

The Corporation is a Pennsylvania corporation, organized in 1973, and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the "Bank"). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation's and the Bank's headquarters are located at 14 North Main Street, Souderton, Pennsylvania 18964. At December 31, 2024, the Corporation had total assets of $8.1 billion, net loans and leases of $6.7 billion, total deposits of $6.8 billion and total shareholders' equity of $887.3 million.

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

Market Area

The Corporation's headquarters are in Souderton, Montgomery County, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The Corporation provides banking and financial services to customers in 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and four counties in Maryland. The highest concentration of our deposits and loans are in Montgomery, Bucks, Lancaster and Philadelphia counties in Pennsylvania where 27 out of our 38 financial centers are located.

The following table details key demographics for our Montgomery, Bucks, Lancaster and Philadelphia markets compared to Pennsylvania and the national average.

(Most recent available statistics)	Montgomery	Bucks	Lancaster	Philadelphia	Pennsylvania	National
Unemployment rate (1) (2)	2.7%	2.9%	2.6%	4.4%	3.3%	4.1%
Median Household Income (3)	$113,000	$110,000	$87,000	$57,000	$75,000	$79,000
Median Age (3)	42	45	40	36	41	40
Population Growth (2020-2025) (3)	2.2%	0.1%	1.7%	(4.8)%	(0.3)%	1.9%
(1) Pennsylvania Department of Labor and Industry - Montgomery, Bucks, Lancaster, Philadelphia and Pennsylvania unemployment rates are as of December 2024
(2) Bureau of Labor Statistics - National unemployment rates are as of December 2024, seasonally adjusted
(3) S&P Global - Demographic data is provided by Claritas based primarily on US Census data

Significant types of employment industries for our markets include health care and social assistance, professional, scientific and technical services, retail trade, manufacturing, accommodation and food services, educational services, construction, and public administration. As of June 30, 2024 (the latest date for which such information is available), the Corporation ranked fourth out of 32 financial institutions in deposit market share in Montgomery County with 11 financial centers, sixth out of 31 financial institutions in Bucks County with eight financial centers, ninth out of 24 financial institutions in Lancaster County with five financial centers, and thirteenth out of 38 financial institutions in Philadelphia County with five financial centers, with 4.1% of total combined deposit market share in the four counties, according to data provided by Federal Deposit Insurance Corporation ("FDIC") Market Share Data.

Competition

The Corporation's service areas are characterized by intense competition for banking business among commercial banks, savings institutions and other financial institutions. In competing with other banks, savings institutions and other financial institutions, the Bank provides personalized services and local decision making through management's knowledge and awareness of its service area, customers and borrowers.

Other competitors, including credit unions, consumer finance companies, mortgage companies, insurance companies, wealth management providers, leasing companies, financial technology companies, specialty finance companies, technology companies and mutual funds, compete for certain lending and deposit gathering services and insurance and wealth management services offered by the Bank and its operating segments.

Human Capital Resources

At December 31, 2024, we employed 949 individuals, approximately 94% of whom are full-time and of which approximately 59% are women. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel. As an integrated full-service financial institution, approximately 65% of our employees are employed through our banking segment, 9% through our wealth management business, 10% through our insurance business and the remaining 16% of our employees serve in shared support functions for each of our three segments. The Corporation is a community- and employee-centric organization that puts our core values of tradition, integrity, excellence, community and spirituality into action while delivering an excellent customer experience. With a Mission Statement that challenges us to be a strong leader in our markets and active in our communities, being a responsible corporate citizen is at the core of how we operate.

Hiring and Promotion

The Corporation seeks to hire well-qualified employees who are also a good fit for our core values. Our selection and promotion processes are without bias and based on merit. We currently source candidates using various methods, including social media, third party search firms, internal referral programs and connections with local schools. Whenever possible, we seek to fill positions by promotion and transfer within the organization. During 2024, we promoted 143 employees. As of December 31, 2024, 22% of our Senior Leadership Team members were women.

Training and Development

The training and development of our employees remains a priority. In 2024, we invested more than $665 thousand in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide career pathing and in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology. In addition, as part of "Univest University," we provide several certification programs including a Skill Builder Certification Program, a Supervisor Certification, a Leadership Certification and an Advanced Leadership Certification. These programs include courses that address communication skills, customer service, managing conflict, alternative management styles, business ethics and emotional intelligence. The Corporation offers a Women in Business program, Business Ethics for Leaders training, and a mentorship program. During the year ended December 31, 2024, we provided approximately 29,000 training hours to our employees. In addition, enhancements were made to our Summer Internship Program in 2024 to include additional opportunities for networking and professional development and a group volunteer project.

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

Retention

Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our commitment to our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable benefits aids in the retention of our employees. Univest’s annual turnover rate of 19.5% continues to be below the industry average of 24.1% according to the Bureau of Labor Statistics. At December 31, 2024, 18% of our current staff had been with us for 15 years or more.

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

In addition, we offer online yoga classes, gym reimbursements, on-demand mindfulness webinars, the ability for our employees to receive a flu shot or a mammogram at our main campus, as well as provide AEDs in all our offices. Additionally, we provided access to CPR classes for interested employees.

Our new Inclusive Conversations series includes five sessions aimed at creating a safe space to discuss meaningful topics from navigating difficult conversations to the impact of seasonal affective disorder.

Benefits

On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time-off and leave policies. We also provide our lower-wage earners with higher insurance subsidies. We also offer an Employee Assistance Program in which employees and members of their families may utilize counseling services freely and confidentially.

Univest United

Univest is committed to fostering, cultivating and preserving a culture of inclusivity. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. Univest's inclusivity initiatives are applicable, but not limited to: our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of a work environment built on the premise of gender and diversity equity that encourages and enforces:

•Respectful communication and cooperation between all employees;
•Teamwork and employee participation, fostering representation of all groups and perspectives; and
•Employer and employee contributions to the communities we serve to promote a greater understanding and respect for inclusivity.

All employees of Univest have a responsibility to treat others with dignity and respect. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. Our Univest United Committee was established to ensure that our workplace is a supportive environment with equal opportunities for everyone. Progress on our culture of inclusivity is reported to the Board of Directors on a quarterly basis. Our Director of Inclusive Culture works to cultivate a supportive and inclusive work environment and implement inclusion programs. Regular employee communications, including a Univest United newsletter, are shared throughout the year to help drive awareness. The newsletter, among other things, serves to spotlight employees and their diverse backgrounds through their own personal stories.

Our Univest United Learning & Development Committee created learning sessions that serve as a foundation for increasing awareness on inclusion topics. All employees have completed this training and it is included as part of new hire orientation to ensure all future employees receive this important information. Our quarterly Inclusive Leadership Workshop for supervisors and hiring managers supports our efforts to create a more inclusive workspace.

In 2024, we introduced Employee Resource Groups ("ERGs") to help foster an inclusive and supportive environment, providing a platform for employees to connect, share experiences, and drive positive change within the organization. RISE, the Women's ERG, and EMBRACE, the People of Color ERG, are at the forefront of these efforts. During 2024, the Corporation hosted in-person networking events, offered volunteer opportunities and provided virtual sessions. Additionally, in 2024, we also introduced our new Inclusive Conversations series. These virtual sessions are aimed at creating a safe space to discuss meaningful topics from navigating difficult conversations to the impact of seasonal affective disorder.

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

Community Involvement

Our Connecting with Community volunteer initiative is one of the pillars of our philanthropy program. In 2024, we provided our employees with 47 Connecting with Community events to choose from in support of local charitable organizations. In addition to these Connecting with Community opportunities, we encourage our employees to volunteer independently so that they truly bring our community core values to life. In 2024, Univest employees volunteered 16,328 hours. In addition to being generous with their time, our employees also supported our annual fundraiser for the United Way. Through voluntary payroll deductions, Univest employees contributed more than $68 thousand. In 2024, the Corporation partnered with a financial education innovator to provide more than 8,300 students with access to interactive online courses that educate on critical financial topics, as well as post informative articles and videos on social media channels on financial topics, such as budgeting, saving for retirement and tips for first-time homebuyers. During 2024, the Corporation contributed $2.1 million to non-profit organizations to provide financial support to the communities it serves.

Supervision and Regulation

The financial services industry in the United States, particularly for entities that are chartered as banks, is highly regulated by federal and state laws that limit the types of businesses in which banks and their holding companies may engage, and which impose significant operating requirements and limitations on banking entities. This regulatory framework is designed to protect depositors and consumers, the safety and soundness of depository institutions and their holding companies, and the stability of the banking system as a whole. This framework affects the activities and investments of the Corporation and its subsidiaries and gives the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies. The discussion below is only a brief summary of some of the significant laws and regulations that affect the Bank and the Corporation, and is not intended to be a complete description of all such laws and regulations.

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

Community Reinvestment Act and Fair Lending Laws

All institutions with FDIC deposit insurance have a responsibility under the Community Reinvestment Act ("CRA") and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state member bank, the Board is required to assess the bank's record of compliance with the CRA. A bank's failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all FDIC-insured institutions to publicly disclose their rating. The Bank received a "satisfactory" CRA rating in its most recent federal examination. On October

24, 2023, the FDIC, the Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a "large bank." The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions under the CRA regulations is January 1, 2026, and additional requirements under the regulations are applicable on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations' implementation dates day-for-day for each day the injunction is in place.

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

The Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Regulations

The Bank must comply with the anti-money laundering and countering the financing of terrorism provisions of the Bank Secrecy Act (the "BSA") as amended by the USA PATRIOT Act, and implementing regulations issued by the Board and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. Together, the BSA and the USA PATRIOT Act require the Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime, to establish a customer identification program and other internal controls, conduct customer due diligence, administer training, maintain specified records, and report suspicious activity, among other things. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

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

Insurance of Deposit Accounts

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is $250,000 for each account ownership category.

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

Corporation as Source of Strength

The Board has issued a policy statement regarding dividends by bank holding companies. In general, the Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Board's policies also require that a bank holding company serve as a source of financial and managerial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified this policy. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized or otherwise suffers financial difficulties. In addition, the Board's regulations and guidance require prior notice to the agency of a bank holding company's payment of dividends or repurchase of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock or otherwise engage in capital distributions. The Bank is also subject to limitations and requirements under state and federal law with respect to capital distributions, including payment of dividends to the Corporation.

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

Change in Bank Control Act and Bank Holding Company Act Requirements

Under the Change in Bank Control Act, no person or group of persons may acquire "control" of a bank holding company, such as the Corporation, unless the Board has been given 60 days' prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of an insured depository institution, or owning, controlling, or holding with power to vote 25% or more of any class of voting stock. There is a rebuttable presumption of control if, immediately after the transaction, the acquiring person will own, control, or hold with power to vote 10% or more of a class of voting stock, and if (i) the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, (ii) if no other person will own, control or hold the power to vote a greater percentage of that class of voting stock after the acquisition.

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

Sarbanes-Oxley Act of 2002

The Corporation is subject to the Sarbanes-Oxley Act of 2002 ("SOX"). SOX created new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the SEC. Pursuant to Section 404 of SOX ("SOX 404"), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2024. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation's Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

Credit and Monetary Policies

The Bank is affected by the fiscal and monetary policies of the federal government and its agencies, including the Board. An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit. The Board uses its powers to regulate reserve requirements of member banks, the discount rate on member bank borrowings, interest rates on time and savings deposits of member banks, and to conduct open-market operations in United States Government securities to exercise control over the supply of money and credit. The policies have a direct effect on the amount of Bank loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that the policies have a material effect on Bank earnings. Future policies of the Board and other authorities cannot be predicted, nor can their effect on future Bank earnings.

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

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC's Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation's website address is www.univest.net. Information included on the Corporation's website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2024 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

The SEC maintains an internet site that contains the Corporation's SEC filings electronically at www.sec.gov.

Information about our Executive Officers

Name	Age	Current Primary Positions	Current Position Since
Jeffrey M. Schweitzer	51	Chair of the Board, President and Chief Executive Officer of the Corporation and Chair of the Board and Chief Executive Officer of the Bank. (Has been employed by the Corporation since 2007, previously holding the roles of Chief Operating Officer and Chief Financial Officer of the Corporation).	2024
Brian J. Richardson	42	Senior Executive Vice President and Chief Financial Officer of the Corporation and the Bank (Has been employed by the Corporation since 2016, most recently as Director of Finance prior to his current position).	2019
Michael S. Keim	57	Senior Executive Vice President and Chief Operating Officer of the Corporation, President and Director of the Bank (Has been employed by the Corporation since 2008, most recently as Senior Executive Vice President and Chief Financial Officer of the Corporation and Bank, prior to his current position).	2015
Megan D. Santana	49	Senior Executive Vice President, General Counsel and Chief Risk Officer of the Corporation and the Bank (Has been employed by the Corporation since 2016 as General Counsel prior to her current position).	2018
Patrick C. McCormick	47	Senior Executive Vice President and Chief Commercial Banking Officer of the Bank. (Has been employed by the Bank since 2022 as Executive Vice President and Chief Credit Officer prior to his current position. Prior to joining the Bank, he was Chief Credit Officer at WSFS Bank from 2015-2022).	2023
Eleni S. Monios	60	Executive Vice President and Chief Credit Officer of the Bank. (Has been employed by the Bank since 2022, most recently as a Regional Credit Officer. Prior to joining the Bank, she was an Executive Vice President and Market Manager for M&T Bank from 2014-2022).	2023

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

We maintain an investment portfolio, including available-for-sale and held-to-maturity securities. We are required to record charges to earnings if we determine a decline in fair value of these investments has resulted from credit losses. Numerous factors, including changes in market interest rates, the lack of liquidity for resales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions, any changes to the rating of the security by a rating agency, unanticipated changes in the competitive environment and limited investor demand, could have a negative effect on our investment portfolio. Credit loss charges would negatively impact our earnings and regulatory capital ratios.

We are subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income. Like most financial institutions, we are affected by changes in general interest rates and by other economic factors beyond our control. Changes in interest rates influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain and retain deposits and the fair value of our financial assets and liabilities. Although we have implemented strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial and prolonged change in market interest rates could adversely affect our operating results.

Net interest income may decline in a particular period if:

•in a declining interest rate environment, more interest-earning assets than interest-bearing liabilities reprice or mature, or
•in a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. When short-term rates are higher than long-term rates, that is referred to as an inverted yield curve. If the yield curve inversion re-occurs, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income and our profitability.

Changes in the estimated fair value of debt securities may reduce stockholders' equity.

At December 31, 2024, the Corporation maintained a debt securities portfolio of $491.5 million, of which $357.4 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on changes in interest rates, the credit quality of the underlying issuer, market liquidity and other factors. Stockholders' equity is increased or decreased by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2024, we incurred other comprehensive losses of $796 thousand related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. A decline in the estimated fair value of this portfolio will result in a decline in stockholders' equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

Risks Related to Our Lending Activities

We are subject to lending risk.

Risks associated with lending activities include, among other things, the impact of changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans and the value of the associated collateral. Various laws and regulations also affect our lending activities, and failure to comply with such applicable laws and regulations could subject us to enforcement actions and civil monetary penalties.

At December 31, 2024, approximately 78.8% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases, which are generally perceived as having more risk of default than residential real estate loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business.

Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants or lower lease rates needed to attract new tenants.

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

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If our estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. Included in real estate-construction is tract development financing, which has greater risk because of the potential for diminished demand for residential housing and decreases in real estate valuations. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames may also cause the interest carrying cost for projects to be higher than the builder projected, negatively impacting the builder's profit and cash flows and, therefore, their ability to make principal and interest payments.

An increase in nonperforming loans and leases from these types of loans could result in an increase in the provision for credit losses and an increase in loan and lease charge-offs. The risk of credit losses on loans and leases increases if the economy worsens.

Our allowance for credit losses on loans and leases may be insufficient, and an increase in the allowance would reduce earnings.

We maintain an allowance for credit losses on loans and leases. The allowance is established through a provision for credit losses on loans and leases based on management's evaluation of current expected credit losses in our loan portfolio factoring in current and forecasted economic conditions. The allowance is based upon a number of factors, including the size and composition of the loan and lease portfolio, asset classifications, economic trends, industry loss experience and trends, industry and geographic concentrations, collateral values, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as not sharing similar risk characteristics with other pooled loans and leases and augment the allowance based upon our estimation of the potential loss associated with those individually analyzed loans and leases. Additions to our allowance for credit losses on loans and leases decrease our net income.

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

Changes in national and regional economic conditions could impact our loan and lease portfolios. For example, an increase in unemployment, an increase in inflation, potential recessionary conditions, the imposition of tariffs, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings as customers may not demand our products or services, borrowers may not be able to repay their loans, the value of the collateral securing our loans to borrowers may decline and/or the quality of our loan portfolio may decline. Any of these scenarios could require us to charge-off loans, which could result in an increase to our provision for credit losses on loans and leases, which would reduce our net income and capital levels.

Concentrations of loans in certain industries could have adverse effects on credit quality.

The concentration and mix of our assets could increase the potential for credit losses. In the ordinary course of business, we may have heightened credit exposure to a particular industry, geography, asset class or financial market. Although there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting specific customers or counterparties, industries, geographies, asset classes or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially affect us. The schedule on page 42 provides a break-out of our loan portfolio by certain loan and industry types.

We depend on the accuracy and completeness of information about customers and counterparties.

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

We are subject to environmental liability risk associated with lending activities.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or the release of hazardous or toxic substances at a property. Our policies and procedures require environmental factors to be considered during the loan application process. An environmental review is performed before initiating any commercial foreclosure action; however, these reviews may not be sufficient to detect all potential environmental hazards. Possible remediation costs and liabilities could have a material adverse effect on our financial condition.

Risks Related to Our Operations

Our controls and procedures may fail or be circumvented.

Our management and board review and update our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure to follow or circumvention of these controls, policies and procedures could have a material adverse impact on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

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

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is our deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction and level of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of our business activity as a result of a downturn in markets or by one or more adverse regulatory actions against us or the financial sector in general. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

If we lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2024, 21% of our deposit base was comprised of noninterest-bearing deposits, of which 14% consisted of business deposits, which are primarily operating accounts for businesses, and 7% consisted of consumer deposits. The competition for these deposits is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most well-capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our information technology systems, and the systems of third parties upon which we rely, may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation.

We heavily rely on information technology systems, including the systems of third-party service providers, to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management and general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in its security systems (including cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed. Information security and cyber security risks have increased significantly in recent years because of new technologies and the increased number of employees working remotely and the increased use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. The occurrence of any system failures, interruptions, or breaches in security could expose us to reputation risk, litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

Although we take protective measures to maintain the confidentiality, integrity and availability of information, its computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of our systems and global payments infrastructure or those of our fintech partners and processors could result in: losses to us and our customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of investigation and remediation and the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; an inability to grow our online services or other businesses; additional regulatory scrutiny, investigation or penalties; and/or exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our reputation, business, financial condition and results of operations. Although the impact to date for these types of events has not had a material impact on us, we cannot be sure this will be the case in the future.

Our risk and exposure to cyber-attacks or other information security breaches remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies, our expanded geographic footprint and that a portion of our employee base works remotely. There continues to be a rise in security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

The failure to maintain current technologies, and the costs to update technology, could negatively impact the Corporation's business and financial results.

Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. We have been required, and may be required in the future, to expend additional resources to employ the latest technologies. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

Our Board of Directors relies on management and outside consultants in overseeing cybersecurity risk management.

The Board of Directors has established an Enterprise-Wide Risk Management Committee, consisting of a minimum of four directors, at least three of which are independent directors. The Chief Risk Officer is the primary management liaison to the Enterprise-Wide Risk Management Committee. The Enterprise-Wide Risk Management Committee meets four times a year, or more frequently if needed, and provides minutes of its meetings to the Board of Directors. The Enterprise-Wide Risk Management Committee provides oversight, from a risk perspective, of information systems security, among other things. In that regard, the Chief Information Security Officer provides information security updates to the Enterprise-Wide Risk Management Committee at each Enterprise-Wide Risk Management Committee meeting. We also engage outside consultants to support our cybersecurity efforts. Not all of our directors or members of the Enterprise-Wide Risk Management Committee have significant experience in cybersecurity risk management in other business entities comparable to the Corporation, and directors rely on the Chief Risk Officer, the Chief Information Security Officer and consultants for cybersecurity guidance.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for integrity, reliability, customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

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

Other Risks Related to Our Business

Natural disasters, acts of war or terrorism, outbreaks or escalations of hostilities and other external events could negatively impact us.

Natural disasters, acts of war or terrorism, outbreaks or escalations of hostilities, the emergence of widespread health emergencies or pandemics and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. We have established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on our financial condition and results of operations.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The FRB had raised certain benchmark interest rates to combat inflation. However, in September, the FRB reduced rates by 50 basis points and by an additional 25 basis points in November and December, respectively. As discussed above under “Risks Related to Market Interest Rates – We are subject to interest rate risk,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Our earnings are impacted by general business and economic conditions.

Our operations and profitability are impacted by general business and economic conditions, including long-term and short-term interest rates, the shape of the interest rate curve, inflation, the imposition of tariffs or other domestic or international governmental policies, money supply, supply chain issues, political issues, legislative, tax, accounting and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations:

•demand for the products and services may decline;
•our allowance for credit losses may increase;
•loan delinquencies, problem assets, and foreclosures may increase;
•our funding costs and noninterest expenses may increase;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments.

Our profitability is affected by economic conditions in our markets.

Unlike larger regional banks that operate in large geographies, we provide banking and financial services to customers primarily in 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and four counties in Maryland. Because of our geographic concentration, a downturn in the local economy could make it more difficult to attract loans and deposits, and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values or higher unemployment, could cause our levels of nonperforming assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish local economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

Interruption of our customers' supply chains could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers' supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all.

Risks Related to Regulation

The fiscal, monetary and regulatory policies of the federal government and its agencies could have an adverse effect on our results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit environment. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. Government securities, adjustments of the discount rate and changes in banks' reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The FRB's policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision, and examination by our primary regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. The Bank also must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A material claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations and comment on the classification of our assets and the level of our allowance for credit losses. Changes in such regulation and oversight, whether in the form of regulatory or enforcement policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs and procedures to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

Risks Related to Competition

We operate in a highly competitive industry and market area, which could adversely impact its business and results of operations.

We face substantial competition from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial technology and financial institutions, compete with us for loans and deposits and insurance and wealth management services. Increased competition in our markets may result in reduced loans and deposits, less wealth management fees or insurance revenues or may negatively impact the pricing of such products and services.

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to compete effectively in the offerings of our products and services, our business may be negatively affected. Additionally, these competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain, which could increase the cost of funds and decrease profitability.

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

We have devoted substantial time and resources to our strategic digital initiatives. The success of these initiatives will depend on, among other things, whether our upgraded technology and digital solutions are received favorably by our customers and employees and improves their experiences and interactions with us. If we are unable to successfully achieve these objectives, the anticipated benefits of these initiatives may not be realized fully, or at all, or may take longer to realize than expected.

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

Potential acquisitions may disrupt our business and dilute shareholder value.

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

Risks Related to Our Common Stock

Our stock price can be volatile.

Our stock price can fluctuate in response to a variety of factors, some of which are not under our control. The factors that could cause our stock price to decrease include, but are not limited to:

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

Certain provisions in the Corporation's Articles of Incorporation and Bylaws, as well as federal banking laws, regulatory approval requirements, and Pennsylvania law, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to our shareholders.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity Risk Management, Strategy and Governance

Cybersecurity is a significant and integrated component of the Corporation's risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. Through December 31, 2024, the Corporation has not, to its knowledge, experienced a cybersecurity incident materially affecting or reasonably likely to materially affect the Corporation.

The structure of our information security program is generally designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. To prepare and respond to incidents, the Corporation has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management,

and Incident Response. The Corporation engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits.

The Information Security Department of the Corporation is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Security Department is managed by the Board-appointed Chief Information Security Officer (the "CISO") who reports directly to the Corporation's Chief Risk Officer. The CISO has over 40 years of experience in various aspects of information technology ("IT") from field support to software development to management. Prior to joining the Corporation, the CISO held management roles of increasing responsibility in a variety of regulated industries including food, pharma, and manufacturing. The CISO holds a Bachelor of Science Degree in Computer Science and has earned a certificate in Cybersecurity Oversight from the National Association of Corporate Directors. The CISO also oversees the Corporation's Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Corporation and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Information Security Department conducts ongoing technology and IT threat meetings to ensure the latest threats are addressed in addition to penetration, business continuity/ disaster recovery testing, and incident response plan testing. The CISO is a member of various management committees, chairs the Corporation's management-level Information Security Steering Committee, and presents information security and cybersecurity updates on a quarterly basis to the Corporation's Enterprise-Wide Risk Management Committee, which consists of members of management, including the Chairman, President and Chief Executive Officer of the Corporation, as well independent members of the Board of Directors.

The Enterprise-Wide Risk Management Committee provides oversight, from a risk perspective, of information systems security.

Additional information security training to employees is provided through a management Information Security Steering Committee and also through targeted training overseen by the CISO. In addition, as discussed below, the Corporation has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Corporation. The Incident Response Plan is implemented and maintained by the CISO and is subject to annual review and approval by the Enterprise-Wide Risk Management Committee. Cybersecurity metrics are reported to both management level committees and the Enterprise-Wide Risk Management Committee on a quarterly basis.

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

Service Providers. Like many companies, the Corporation relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, the Corporation maintains a Third-Party Risk Management Program, which is implemented through a Third-Party Risk Management Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Corporation data. The Third-Party Risk Management Policy applies to any business arrangement between the Corporation and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Third-Party Relationships: Risk Management. The Third-Party Risk Management Program is reviewed as part of the Corporation's annual Internal Audit Risk Assessment.

Employees and Training. Employees are an important defense against cybersecurity threats. Each employee is responsible for protecting Corporation and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting. On a quarterly basis, the CISO reports to the Board, directly or through the Enterprise-Wide Risk Management Committee, on the overall status of the Information Security Program, including the Corporation's compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

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

Item 2.     Properties

As of December 31, 2024, the Corporation and its subsidiaries occupied 53 properties, most of which are used principally as banking offices.

The following table details the Corporation's properties as of December 31, 2024:

Property Address		County, State	Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Bucks, PA	Owned
5871 Lower York Rd., Lahaska, PA 18931		Bucks, PA	Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Montgomery, PA	Owned
4601 Carlisle Pk., Mechanicsburg, PA 17050	(2) (3)	Cumberland, PA	Owned
1950 John Fries Highway, Milford Square, PA 18935		Bucks, PA	Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Montgomery, PA	Owned
15 Swamp Rd., Newtown, PA 18940		Bucks, PA	Owned
921 West Ave., Ocean City, NJ 08226	(3)	Cape May, NJ	Owned
401 Rhawn St., Philadelphia, PA 19111		Philadelphia, PA	Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Montgomery, PA	Owned
500 Harleysville Pk., Souderton, PA 18964		Montgomery, PA	Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Bucks, PA	Owned
1041 York Rd., Warminster, PA 18974		Bucks, PA	Owned
2901 Whiteford Rd., York, PA 17402	(3)	York, PA	Owned
175 West Ostend St., Baltimore, MD 21230	(3)	Baltimore City, MD	Leased
574 Main St., Bethlehem, PA 18018		Northampton, PA	Leased
694 DeKalb Pk., Blue Bell, PA 19422		Montgomery, PA	Leased
1135 Georgetown Rd., Christiana, PA 17509		Lancaster, PA	Leased
51 Dutilh Rd., Cranberry, PA 16066	(3)	Butler, PA	Leased
1980 S. Easton Rd., Doylestown, PA 18901	(2) (3)	Bucks, PA	Leased
321 Main St., East Greenville, PA 18041		Montgomery, PA	Leased
10801 Tony Dr., Lutherville, MD 21093	(2) (3)	Baltimore, MD	Leased
689 W. Main St., New Holland, PA 17557		Lancaster, PA	Leased
1536 S. Broad St., Philadelphia, PA 19146		Philadelphia, PA	Leased
1642 Fairmount Ave., Philadelphia, PA 19130		Philadelphia, PA	Leased
3601 Market St., Philadelphia, PA 19104		Philadelphia, PA	Leased
7226 Germantown Ave., Philadelphia, PA 19119		Philadelphia, PA	Leased
1501 Ardmore Blvd., Pittsburgh, PA 15221	(3)	Allegheny, PA	Leased
1103 Rocky Dr., Reading, PA 19609	(2) (3)	Berks, PA	Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Lancaster, PA	Leased
200 North High St., West Chester, PA 19380	(3)	Chester, PA	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Lancaster, PA	Leased
5089 Hamilton Blvd., Allentown, PA 18106		Lehigh, PA	Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Montgomery, PA	Land Lease
1 Heritage Dr., Gordonville, PA 17529		Lancaster, PA	Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Montgomery, PA	Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Montgomery, PA	Land Lease
940 2nd Street Pk., Richboro, PA 18954		Bucks, PA	Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (3)	Montgomery, PA	Owned
15 Washington Ave., Souderton, PA 18964*	(1)	Montgomery, PA	Owned
16 Harbor Pl., Souderton, PA 18964		Montgomery, PA	Owned
1715 Sumneytown Pk., Lansdale, PA 19446		Montgomery, PA	Leased

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Lehigh, PA	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Lee, FL	Leased
555 Croton Rd., King of Prussia, PA 19406	(3)	Montgomery, PA	Leased

41 West Broad St., Souderton, PA 18964		Montgomery, PA	Owned

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Lehigh, PA	Owned
3541 Old Philadelphia Pk., Intercourse, PA 17534		Lancaster, PA	Owned
521 Main St., Lansdale, PA 19446		Montgomery, PA	Owned
9120 Chesapeake Ave., Suite 101, North Beach, MD 20714		Calvert, MD	Leased

Other Offices:
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(1) (3)	Lancaster, PA	Leased
312 West Route 38 Ste 105, Moorestown, NJ 08057	(3)	Burlington, NJ	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Philadelphia, PA	Leased
*Limited-service drive-through banking and ATM
(1) Banking Segment
(2) Wealth Management Segment
(3) Corporate banking

Additionally, the Bank provides banking services for the residents and employees of 10 retirement home communities and has two off-premise automated teller machines. The Bank provides banking services nationwide through the internet via its website at www.univest.net. The Corporation's website and the information contained therein is not intended to be incorporated into this Annual Report on Form 10-K.

On February 3 2025, the Bank closed the Corporate Banking office at 312 West Route 38, Suite 105, Moorestown, New Jersey, located in Burlington County.

Item 3.    Legal Proceedings

The Corporation is periodically subject to legal actions that involve claims for monetary relief. Based upon information presently available to the Corporation, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations, financial position or cash flows.

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's common stock is traded on the NASDAQ Global Select Market under the symbol "UVSP." At February 7, 2025, the Corporation had 2,229 stockholders of record.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation's common stock during the five years ended December 31, 2024, with the following indices: (1) NASDAQ Bank Index, (2) KBW NASDAQ Bank Index, and (3) Russell 2000 Index. This comparison assumes $100.00 was invested on December 31, 2019 in our common stock and the comparison groups, and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on $100 Investment Made on December 31, 2019
150
125
100
75
DOLLARS
12/19
12/20
12/21
12/22
12/23
12/24
Univest Financial Corporation
NASDAQ Bank Index
KBW NASDAQ Bank Index
Russell 2000 Index

Five Year Cumulative Total Return Summary ($)

	2019	2020	2021	2022	2023	2024
Univest Financial Corporation	100.00	79.57	119.04	107.19	94.26	130.73
NASDAQ Bank Index	100.00	89.37	124.84	101.92	95.12	111.03
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.50	96.65	132.60
Russell 2000 Index	100.00	120.28	138.10	109.88	128.48	143.31

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2024, under the Corporation's Board approved program:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	46,882	$27.96	46,882	1,492,764
November 1 - 30, 2024	36,892	30.95	36,892	1,455,872
December 1 – 31, 2024	55,718	30.95	55,718	1,400,154
Total	139,492	$29.94	139,492
1.Average price paid per share includes stock repurchase excise tax.

On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 additional shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. On October 23, 2024, the Corporation's Board of Directors approved the repurchase of an additional 1,000,000 additional shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2024. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The stock repurchase plan has no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the plan at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - 31, 2024	—	$—
November 1 - 30, 2024	—	—
December 1 – 31, 2024	—	—
Total	—	$—

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows the issuance of 2,718,750 shares of common stock. During 2024 and 2023, 61,087 and 75,998 shares, respectively, were issued under the dividend reinvestment plan, with 612,270 shares available for future purchase at December 31, 2024.

The 1996 Employee Stock Purchase Plan allows the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2024 and 2023, 37,337 and 52,482 shares, respectively, were issued under the employee stock purchase plan, with 384,870 shares available for future issuance at December 31, 2024.

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

Economic Factors

	At December 31, 2024	At December 31, 2023	Description of Economic Factors
Prepayment rates	11.58%	12.62%	Average total portfolio rate
Curtailment rates	28.21%	28.97%	Average total portfolio rate
Recovery delay	31 months	32 months	Average across all pools
Economic forecast	Moody's downside S2 weighted 60%, Baseline weighted 40%	Moody's downside S2 weighted 70%, Baseline weighted 30%	Moody's US Macro Forecast Narratives for December 2023 & 2022
Unemployment rates	5.42%	5.18%	Average of 4 quarter forecast period
GDP rates	1.12%	0.76%	Average of 4 quarter forecast period
House price index	(1.62)%	(1.72)%	Average of 4 quarter forecast period

Sensitivity Analysis

The below table indicates the impact to the allowance for credit losses on loans and leases if the factors described below were adjusted in the Corporation's CECL model.

	Increase (Decrease) ($)	Adjustment Factor
Prepayment rates	+/- 2,000	If rates were adjusted across all pools by +/-100 basis points
Curtailment rates	+/- 425	If rates were adjusted across all pools by +/- 100 basis points
Recovery delay	+/- 3,600	If recovery delays were adjusted by +/- 3 months across all pools
Economic forecast	(28,500)	If Baseline forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	21,800	If S2 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	49,000	If S3 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Unemployment rates	20,300	If rates were increased across all pools by 100 basis points
Unemployment rates	(17,400)	If rates were decreased across all pools by 100 basis points
GDP rates	+/- 2,300	If the GDP forecast inputs were adjusted by +/- 100 basis points
House price index	+/- 160	If the HPI forecast inputs were adjusted by +/- 100 basis points
Reversion period	1,100	If the reversion period was increased by 2 quarters across all pools
Reversion period	(1,200)	If the reversion period was decreased by 2 quarters across all pools

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

Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Results of Operations
Interest income	$412,355	$371,730	$252,193	$209,731	$203,945
Interest expense	201,185	151,733	33,896	21,348	29,584
Net interest income	211,170	219,997	218,297	188,383	174,361
Provision (reversal of provision) for credit losses	5,933	10,770	12,198	(10,132)	40,794
Net interest income after provision for credit losses	205,237	209,227	206,099	198,515	133,567
Noninterest income	88,055	76,824	77,885	83,224	78,328
Noninterest expense	197,992	197,362	186,774	167,409	154,998
Net income before income taxes	95,300	88,689	97,210	114,330	56,897
Income taxes	19,369	17,585	19,090	22,529	9,981
Net income	$75,931	$71,104	$78,120	$91,801	$46,916
Financial Condition at Year End
Cash and cash equivalents	$328,844	$249,799	$152,799	$890,150	$219,858
Investment securities, net of allowance for credit losses	493,978	500,623	507,562	496,989	373,176
Net loans and leases held for investment	6,739,492	6,481,827	6,044,226	5,238,093	5,223,797
Assets	8,128,417	7,780,628	7,222,016	7,122,421	6,336,496
Deposits	6,759,259	6,375,781	5,913,526	6,055,124	5,242,715
Borrowings	385,442	465,067	440,401	213,980	311,421
Shareholders' equity	887,301	839,208	776,500	773,794	692,472
Per Common Share Data
Average shares outstanding (in thousands)	29,215	29,433	29,393	29,403	29,244
Earnings per share – basic	$2.60	$2.42	$2.66	$3.12	$1.60
Earnings per share – diluted	2.58	2.41	2.64	3.11	1.60
Dividends declared per share	0.84	0.84	0.83	0.80	0.60
Book value (at year-end)	30.55	28.44	26.53	26.23	23.64
Dividends declared to net income	32.3%	34.8%	31.2%	25.6%	37.4%
Profitability Ratios
Return on average assets	0.96%	0.94%	1.12%	1.38%	0.78%
Return on average equity	8.85	8.83	10.13	12.50	7.02
Average equity to average assets	10.86	10.66	11.09	11.04	11.12
Efficiency ratio	65.7	66.0	62.4	60.9	60.6
Asset Quality Ratios
Nonaccrual loans and leases to loans and leases held for investment	0.19%	0.31%	0.22%	0.63%	0.60%
Nonperforming loans and leases to loans and leases held for investment (1)	0.19	0.32	0.23	0.63	0.62
Nonperforming assets to total assets (1)	0.41	0.52	0.46	0.48	0.64
Net charge-offs to average loans and leases outstanding	0.06	0.08	0.07	—	0.10
Allowance for credit losses, loans and leases to total loans and leases held for investment	1.28	1.30	1.29	1.35	1.56
Allowance for credit losses, loans and leases to nonaccrual loans and leases	687.54	415.97	591.66	216.57	262.03
Allowance for credit losses, loans and leases to nonperforming loans and leases (1)	670.55	405.43	555.27	213.37	251.01
(1) The Corporation adopted ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" effective January 1, 2023, which eliminated the category of troubled debt restructurings. Ratios at December 31, 2022, 2021 and 2020 were restated to exclude troubled debt restructured loans from nonperforming loans and nonperforming assets.

Executive Overview

The Corporation's consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
Net income	$75,931	$71,104	$78,120	$4,827	$(7,016)	6.8%	(9.0)%
Net income per share:
Basic	$2.60	$2.42	$2.66	$0.18	$(0.24)	7.4	(9.0)
Diluted	2.58	2.41	2.64	0.17	(0.23)	7.1	(8.7)
Return on average assets	0.96%	0.94%	1.12%	2 BP	(18) BP	2.1	(16.1)
Return on average equity	8.85%	8.83%	10.13%	2 BP	(130) BP	0.2	(12.8)

2024 Overview

The Corporation reported net income of $75.9 million, or $2.58 diluted earnings per share, for 2024 compared to net income of $71.1 million, or $2.41 diluted earnings per share, for 2023.

The financial results for the year ended December 31, 2024 included a $3.4 million net gain ($2.7 million after-tax), or $0.09 diluted earnings per share, generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans. Additionally, the financial results for the year ended December 31, 2024 included bank owned life insurance ("BOLI") death benefit claims of $241 thousand, or $0.01 diluted earnings per share.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation's revenue. Table 1 presents the Corporation's average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the years ended December 31, 2024, 2023 and 2022. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

2024 versus 2023

Reported net interest income for the year ended December 31, 2024 was $211.2 million, a decrease of $8.8 million, or 4.0%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2024 was $212.3 million, a decrease of $8.9 million, or 4.0%, from the prior year. An increase in interest income of $40.6 million, driven by increases in asset yields, including loan and investment yields, and increases in the average balance of average interest-earning assets was outpaced by an increase in interest expense of $49.5 million, which was largely driven by an increase in the cost of, and the average balances of, interest-bearing deposits. The net interest margin on a tax-equivalent basis for the year ended

December 31, 2024 was 2.86% compared to 3.12% for 2023. The net interest margin decrease was attributable to the increase in interest rates and the liability sensitivity of the Corporation's balance sheet.

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

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$220,356	$11,193	5.08%	$130,309	$6,660	5.11%	$325,875	$1,920	0.59%
U.S. government obligations	—	—	—	—	—	—	1,929	40	2.07
Obligations of states and political subdivisions*	1,447	33	2.28	2,282	62	2.72	2,302	71	3.08
Other debt and equity securities	495,604	14,909	3.01	505,343	14,225	2.81	510,961	11,392	2.23
Federal Home Loan Bank, Federal Reserve Bank and other stock	38,647	2,912	7.53	40,092	2,869	7.16	27,784	1,627	5.86
Total interest-earning deposits, investments and other interest-earning assets	756,054	29,047	3.84	678,026	23,816	3.51	868,851	15,050	1.73
Commercial, financial and agricultural loans	972,213	69,921	7.19	991,505	67,487	6.81	963,755	43,861	4.55
Real estate—commercial and construction loans	3,587,147	207,053	5.77	3,483,576	188,644	5.42	3,060,689	127,906	4.18
Real estate—residential loans	1,670,126	82,344	4.93	1,505,799	70,349	4.67	1,219,275	47,472	3.89
Loans to individuals	26,646	2,161	8.11	27,063	2,011	7.43	26,642	1,325	4.97
Tax-exempt loans and leases	232,020	10,157	4.38	232,501	9,597	4.13	236,858	9,703	4.10
Lease financings	189,054	12,845	6.79	178,220	11,025	6.19	144,046	8,791	6.10
Gross loans and leases	6,677,206	384,481	5.76	6,418,664	349,113	5.44	5,651,265	239,058	4.23
Total interest-earning assets	7,433,260	413,528	5.56	7,096,690	372,929	5.25	6,520,116	254,108	3.90
Cash and due from banks	57,799			58,593			57,196
Allowance for credit losses, loans and leases	(86,530)			(82,474)			(72,069)
Premises and equipment, net	48,610			51,921			51,362
Operating lease right-of-use asset	29,990			31,351			30,443
Other assets	414,578			400,977			369,244
Total assets	$7,897,707			$7,557,058			$6,956,292
Liabilities:
Interest-bearing checking deposits	$1,191,634	$32,857	2.76%	$1,034,327	$23,668	2.29%	$884,656	$5,010	0.57%
Money market savings	1,801,035	80,217	4.45	1,611,169	64,153	3.98	1,389,226	13,835	1.00
Regular savings	740,493	3,529	0.48	871,332	3,249	0.37	1,056,019	1,269	0.12
Time deposits	1,413,589	64,266	4.55	931,944	34,979	3.75	443,845	5,308	1.20
Total time and interest-bearing deposits	5,146,751	180,869	3.51	4,448,772	126,049	2.83	3,773,746	25,422	0.67
Short-term borrowings	13,703	249	1.82	148,776	7,095	4.77	60,468	1,389	2.30
Long-term debt	253,733	10,942	4.31	263,877	9,464	3.59	95,000	1,287	1.35
Subordinated notes	149,007	9,125	6.12	148,507	9,125	6.14	105,356	5,798	5.50
Total borrowings	416,443	20,316	4.88	561,160	25,684	4.58	260,824	8,474	3.25
Total interest-bearing liabilities	5,563,194	201,185	3.62	5,009,932	151,733	3.03	4,034,570	33,896	0.84
Noninterest-bearing deposits	1,380,178			1,646,286			2,068,086
Operating lease liabilities	33,006			34,474			33,508
Accrued expenses and other liabilities	63,310			60,699			48,629
Total liabilities	7,039,688			6,751,391			2,150,223
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,943,372		2.90	6,656,218		2.28	6,102,656		0.56
Shareholders' Equity:
Common stock	157,784			157,784			157,784
Additional paid-in capital	300,644			299,804			299,121
Retained earnings and other equity	399,591			348,079			314,594
Total shareholders' equity	858,019			805,667			771,499
Total liabilities and shareholders' equity	$7,897,707			$7,557,058			$6,956,292
Net interest income		$212,343			$221,196			$220,212
Net interest spread			1.94			2.22			3.06
Effect of net interest-free funding sources			0.92			0.90			0.32
Net interest margin			2.86%			3.12%			3.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.61%			141.65%			161.61%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $2.7 million, $2.1 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2024, 2023 and 2022 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2024 compared to 2023 and for the year ended December 31, 2023 compared to 2022, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2024 Versus 2023			For the Years Ended December 31, 2023 Versus 2022
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$4,572	$(39)	$4,533	$(1,796)	$6,536	$4,740
U.S. government obligations	—	—	—	(40)	—	(40)
Obligations of states and political subdivisions	(20)	(9)	(29)	(1)	(8)	(9)
Other debt and equity securities	(285)	969	684	(125)	2,958	2,833
Federal Home Loan Bank, Federal Reserve Bank and other stock	(104)	147	43	828	414	1,242
Interest on deposits, investments and other interest-earning assets	4,163	1,068	5,231	(1,134)	9,900	8,766
Commercial, financial and agricultural loans	(1,319)	3,753	2,434	1,295	22,331	23,626
Real estate—commercial and construction loans	5,804	12,605	18,409	19,300	41,438	60,738
Real estate—residential loans	7,943	4,052	11,995	12,344	10,533	22,877
Loans to individuals	(31)	181	150	21	665	686
Tax-exempt loans and leases	(20)	580	560	(178)	72	(106)
Lease financings	702	1,118	1,820	2,103	131	2,234
Interest and fees on loans and leases	13,079	22,289	35,368	34,885	75,170	110,055
Total interest income	17,242	23,357	40,599	33,751	85,070	118,821
Interest expense:
Interest-bearing checking deposits	3,911	5,278	9,189	990	17,668	18,658
Money market savings	8,024	8,040	16,064	2,560	47,758	50,318
Regular savings	(549)	829	280	(256)	2,236	1,980
Time deposits	20,730	8,557	29,287	10,118	19,553	29,671
Total time and interest-bearing deposits	32,116	22,704	54,820	13,412	87,215	100,627
Short-term borrowings	(4,072)	(2,774)	(6,846)	3,288	2,418	5,706
Long-term debt	(373)	1,851	1,478	4,229	3,948	8,177
Subordinated notes	—	—	—	2,591	736	3,327
Interest on borrowings	(4,445)	(923)	(5,368)	10,108	7,102	17,210
Total interest expense	27,671	21,781	49,452	23,520	94,317	117,837
Net interest income	$(10,429)	$1,576	$(8,853)	$10,231	$(9,247)	$984

Provision for Credit Losses

The provision for credit losses for the years ended December 31, 2024, 2023 and 2022 was $5.9 million, $10.8 million and $12.2 million, respectively. Net loan and lease charge-offs for the years ended December 31, 2024, 2023, and 2022 were $3.8 million, $5.4 million and $3.9 million, respectively. The year ended December 31, 2023 included $2.4 million in charge-offs related to two nonaccrual commercial loans to one borrower. The following table details information pertaining to the Corporation's allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2024	2023	2022
Allowance for credit losses, loans and leases	$87,091	$85,387	$79,004
Loans and leases held for investment	6,826,583	6,567,214	6,123,230
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.30%	1.29%
Noninterest Income

The following table presents noninterest income for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
Trust fee income	$8,491	$7,732	$7,743	$759	$(11)	9.8%	(0.1)%
Service charges on deposit accounts	8,082	7,048	6,175	1,034	873	14.7	14.1
Investment advisory commission and fee income	21,208	18,864	19,748	2,344	(884)	12.4	(4.5)
Insurance commission and fee income	22,349	21,043	19,065	1,306	1,978	6.2	10.4
Other service fee income	14,747	12,381	12,425	2,366	(44)	19.1	(0.4)
Bank owned life insurance income	3,861	3,185	3,787	676	(602)	21.2	(15.9)
Net gain on sales of investment securities	18	—	30	18	(30)	N/M	N/M
Net gain on mortgage banking activities	5,265	3,689	4,412	1,576	(723)	42.7	(16.4)
Other income	4,034	2,882	4,500	1,152	(1,618)	40.0	(36.0)
Total noninterest income	$88,055	$76,824	$77,885	$11,231	$(1,061)	14.6%	(1.4)%

2024 versus 2023

Noninterest income for the year ended December 31, 2024 was $88.1 million, an increase of $11.2 million, or 14.6%, compared to 2023.

Other service fee income increased $2.4 million, or 19.1%, for the year ended December 31, 2024, primarily due to the net gain of $3.4 million generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024, partially offset by a $966 thousand decrease in servicing fees associated with these loans. Investment advisory commission and fee income increased $2.3 million, or 12.4%, for the year ended December 31, 2024, primarily due to increased assets under management and supervision driven by new business and market appreciation. Net gain on mortgage banking activities increased $1.6 million, or 42.7%, for the year ended December 31, 2024, primarily due to increased salable volume and favorable margins. Insurance commission and fee income increased $1.3 million, or 6.2%, for the year ended December 31, 2024, primarily due to increases of $1.0 million in premiums for commercial lines and $435 thousand in contingent commission income. Service charges on deposit accounts increased $1.0 million, or 14.7%, for the year ended December 31, 2024, primarily due to an increase of $950 thousand in treasury management fees.

Other income increased $1.2 million, or 40.0%, for the year ended December 31, 2024. Gains on the sale of Small Business Administration loans increased $1.9 million due to increased sale volume, partially offset by a $605 thousand decrease in interest rate swap income due to decreased demand.

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

Insurance commission and fee income increased $2.0 million, or 10.4%, for the year ended December 31, 2023, primarily due to increases of $1.4 million in premiums for group life and health and commercial lines and $595 thousand in contingent commission income. Service charges on deposits accounts increased $873 thousand, or 14.1%, for the year ended December 31, 2023, primarily due to an increase of $962 thousand in treasury management fees.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
Salaries, benefits and commissions	$123,745	$120,188	$115,806	$3,557	$4,382	3.0%	3.8%
Net occupancy	11,025	10,686	10,193	339	493	3.2	4.8
Equipment	4,453	4,132	3,904	321	228	7.8	5.8
Data processing	16,956	16,799	15,215	157	1,584	0.9	10.4
Professional fees	6,402	7,141	9,332	(739)	(2,191)	(10.3)	(23.5)
Marketing and advertising	2,173	2,180	2,462	(7)	(282)	(0.3)	(11.5)
Deposit insurance premiums	4,432	4,825	3,075	(393)	1,750	(8.1)	56.9
Intangible expenses	694	938	1,293	(244)	(355)	(26.0)	(27.5)
Restructuring charges	—	1,519	184	(1,519)	1,335	N/M	725.5
Other expense	28,112	28,954	25,310	(842)	3,644	(2.9)	14.4
Total noninterest expense	$197,992	$197,362	$186,774	$630	$10,588	0.3%	5.7%

2024 versus 2023

Noninterest expense for the year ended December 31, 2024 was $198.0 million, an increase of $630 thousand, or 0.3%, compared to 2023.

Salaries, benefits and commissions increased $3.6 million, or 3.0%, for the year ended December 31, 2024, primarily due to an increase in incentive compensation due to increased profitability in the current year.

Professional fees decreased $739 thousand, or 10.3%, for the year ended December 31, 2024, primarily due to a decrease of $1.0 million of consulting fees due to the costs of implementing our digital initiative in the prior year. Other expense decreased $842 thousand, or 2.9%, primarily driven by decreases in retirement plan costs of $857 thousand. Additionally, the year ended December 31, 2023 included $1.5 million in restructuring charges associated with the Corporation's financial service center optimization and expense management strategies deployed in response to macroeconomic headwinds.

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

Tax Provision

The provision for income taxes was $19.4 million, $17.6 million and $19.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, at effective rates of 20.3%, 19.8% and 19.6%, respectively. The effective tax rates reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases. Excluding this impact, the effective tax rates were 22.1%, 21.7% and 21.3% for the years ended December 31, 2024, 2023 and 2022. The increase in the effective tax rate for 2024 compared to 2023 was primarily due to increases in state tax rates and the impact of stock-based compensation during the year.

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Cash and cash equivalents	$328,844	$249,799	$79,045	31.6%
Investment securities, net of allowance for credit losses	493,978	500,623	(6,645)	(1.3)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	38,980	40,499	(1,519)	(3.8)
Loans held for sale	16,653	11,637	5,016	43.1
Loans and leases held for investment	6,826,583	6,567,214	259,369	3.9
Allowance for credit losses, loans and leases	(87,091)	(85,387)	(1,704)	2.0
Premises and equipment, net	46,671	51,441	(4,770)	(9.3)
Operating lease right-of-use asset	28,531	31,795	(3,264)	(10.3)
Goodwill and other intangibles, net	183,819	186,460	(2,641)	(1.4)
Bank owned life insurance	139,351	131,344	8,007	6.1
Accrued interest receivable and other assets	112,098	95,203	16,895	17.7
Total assets	$8,128,417	$7,780,628	$347,789	4.5%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $79.0 million, or 31.6%, from December 31, 2023, primarily due to increased interest-earning deposits at the Federal Reserve Bank of $82.5 million due to increases in deposits outpacing loan growth, partially offset by the repayment of long-term debt.

Investment Securities
Total investment securities at December 31, 2024 decreased $6.6 million, or 1.3%, from December 31, 2023. Maturities and pay-downs of $69.8 million, sales of $5.4 million net amortization of purchased premiums and discounts of $1.1 million, decreases in the fair value of available-for-sale investment securities of $1.0 million and a provision for credit losses of $108 thousand were partially offset by purchases of $70.7 million, which were primarily residential mortgage-backed securities.

Table 3—Investment Securities

The following table shows the carrying amount of investment securities, net of allowance for credit losses, at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2024	2023	2022
State and political subdivisions	$1,295	$2,301	$2,285
Residential mortgage-backed securities	417,492	410,329	418,115
Collateralized mortgage obligations	1,685	2,001	2,322
Corporate bonds	71,000	82,699	82,261
Equity securities	2,506	3,293	2,579
Total investment securities	$493,978	$500,623	$507,562
Table 4—Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of investment securities at amortized cost at December 31, 2024. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined, net of allowance for credit losses.

	1 Year or less		After 1 Year to 5 Years		After 5 Years to 10 Years		After 10 Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
State and political subdivisions	$1,300	2.10%	$—	—%	$—	—%	$—	—%
Residential mortgage-backed securities	20	2.81	1,412	2.46	21,469	2.71	433,914	2.80
Collateralized mortgage obligations	—	—	155	2.62	—	—	1,663	1.60
Corporate bonds	5,905	2.68	10,924	2.68	60,000	3.94	—	—
Total held-to- maturity and available-for-sale investment securities	$7,225	2.58%	$12,491	2.66%	$81,469	3.62%	$435,577	2.80%

At December 31, 2024, the Corporation had no reportable investments in any single issuer representing more than 10% of shareholders' equity.

Loans and Leases

Gross loans and leases held for investment at December 31, 2024 increased $259.4 million, or 3.9%, from December 31, 2023. The growth in gross loans and leases held for investment was primarily due to increases in commercial, commercial real estate and residential mortgage loans, partially offset by a decrease in construction loans.

Table 5—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity schedule of the loan and lease portfolio at December 31, 2024. Loans with variable rates or floating interest rates include adjustable rate instruments that may have longer than one month, and in some instances, multiple years of a fixed rate interest period.

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years to Fifteen Years	Due After Fifteen Years
Loans and leases with fixed predetermined interest rates:
Commercial, financial and agricultural	$234,856	$13,005	$188,592	$25,983	$7,276
Real estate-commercial	1,442,660	259,727	1,109,555	63,869	9,509
Real estate-construction	65,509	15,666	43,867	166	5,810
Real estate-residential secured for business purpose	213,735	43,798	162,813	7,124	—
Real estate-residential secured for personal purpose	60,336	1,471	9,167	13,935	35,763
Real estate-home equity secured for personal purpose	7,325	713	526	6,086	—
Loans to individuals	9,723	5,521	3,662	303	237
Lease financings	244,661	6,809	223,070	14,782	—
Loans and leases with fixed predetermined interest rates	$2,278,805	$346,710	$1,741,252	$132,248	$58,595

Loans and leases with variable or floating interest rates:
Commercial, financial and agricultural	$802,979	$694,980	$87,110	$20,889	$—
Real estate-commercial	2,087,791	1,201,642	874,783	11,366	—
Real estate-construction	208,974	130,256	23,209	55,509	—
Real estate-residential secured for business purpose	322,360	65,000	256,148	1,212	—
Real estate-residential secured for personal purpose	934,636	26,911	104,111	803,614	—
Real estate-home equity secured for personal purpose	179,511	178,865	646	—	—
Loans to individuals	11,527	11,379	34	83	31
Loans with variable or floating interest rates	$4,547,778	$2,309,033	$1,346,041	$892,673	$31
Total gross loans and leases held for investment	$6,826,583	$2,655,743	$3,087,293	$1,024,921	$58,626

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

At December 31, 2024, nonaccrual loans and leases were $12.7 million and had a related allowance for credit losses on loans and leases of $1.9 million. At December 31, 2023, nonaccrual loans and leases were $20.5 million and had a related allowance for credit losses on loans and leases of $1.8 million. During the year, two nonaccrual modified construction loans to one borrower totaling $6.1 million were paid-off. At December 31, 2023, these loans had an individual reserve of $1.1 million. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of the individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the year ended December 31, 2024 were $3.8 million compared to net loan and lease charge-offs of $5.4 million for the year ended December 31, 2023. Net charge-offs for the year ended December 31, 2023 included $2.4 million of charge-offs recorded against two nonaccrual commercial loans to one borrower.

Other real estate owned was $20.1 million at December 31, 2024, compared to $19.0 million at December 31, 2023. During the year ended December 31, 2024, one residential real estate property with a carrying value of $156 thousand and one commercial real estate property with a carrying value of $252 thousand were transferred to OREO. Additionally, during the year ended December 31, 2024, $824 thousand in capitalized costs were recorded related to an existing property. Repossessed assets were $76 thousand at December 31, 2024. During the year ended December 31, 2024, repossessed assets totaling $68 thousand were sold. The Corporation had no repossessed assets at December 31, 2023.

Table 6—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation's nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2024	2023	2022
Nonaccrual loans held for sale	$—	$8	$—
Nonaccrual loans and leases held for investment	12,667	20,519	13,353
Accruing loans and leases, 90 days or more past due	321	534	875
Total nonperforming loans and leases	$12,988	$21,061	$14,228
Other real estate owned	20,141	19,032	19,258
Repossessed assets	76	—	—
Total nonperforming assets	$33,205	$40,093	$33,486

Loans and leases held for investment	$6,826,583	$6,567,214	$6,123,230
Allowance for credit losses, loans and leases	87,091	85,387	79,004
Nonaccrual loans and leases with partial charge-offs	273	814	928
Life-to-date partial charge-offs on nonaccrual loans and leases	649	885	448
Reserves on individually analyzed loans	1,945	1,787	2,765

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.30%	1.29%
Nonaccrual loans and leases / loans and leases held for investment	0.19%	0.31%	0.22%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	687.54%	415.97%	591.66%

Table 7—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of December 31, 2024:

(Dollars in thousands)	December 31, 2024
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$463,882	8.6%
Animal Production	393,902	7.3
CRE - Multi-family	344,169	6.4
CRE - Office	294,331	5.5
CRE - 1-4 Family Residential Investment	287,690	5.3
CRE - Industrial / Warehouse	255,232	4.7
Hotels & Motels (Accommodation)	198,815	3.7
Specialty Trade Contractors	191,896	3.6
Nursing and Residential Care Facilities	176,130	3.3
Education	170,487	3.2
Motor Vehicle and Parts Dealers	147,580	2.7
Merchant Wholesalers, Durable Goods	138,633	2.6
Repair and Maintenance	132,950	2.5
Homebuilding (tract developers, remodelers)	129,031	2.4
Crop Production	111,628	2.1
CRE - Mixed-Use - Residential	111,590	2.1
Wood Product Manufacturing	98,629	1.8
Food Services and Drinking Places	87,765	1.6
Administrative and Support Services	78,656	1.5
Fabricated Metal Product Manufacturing	76,611	1.4
Religious Organizations, Advocacy Groups	74,011	1.4
Real Estate Lenders, Secondary Market Financing	70,748	1.3
Personal and Laundry Services	70,595	1.3
Amusement, Gambling, and Recreation Industries	68,990	1.3
CRE - Mixed-Use - Commercial	67,187	1.2
Miniwarehouse / Self-Storage	65,018	1.2
Merchant Wholesalers, Nondurable Goods	63,662	1.2
Private Equity & Special Purpose Entities (except 52592)	56,186	1.0
Truck Transportation	55,679	1.0
Food Manufacturing	50,771	0.9
Industries with >$50 million in outstandings	$4,532,454	84.3%
Industries with <$50 million in outstandings	$846,410	15.7%
Total Commercial Loans	$5,378,864	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$994,972
Real Estate-Home Equity Secured for Personal Purpose	186,836
Loans to Individuals	21,250
Lease Financings	244,661
Total Consumer Loans and Lease Financings	$1,447,719

Total	$6,826,583

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial, financial and agricultural	$1,035,684	$2,329	0.22%	$1,056,025	$4,510	0.43%	$1,034,106	$323	0.03%
Real estate-commercial	3,367,837	21	—	3,182,965	37	—	2,863,580	3,276	0.11
Real estate-construction	329,218	500	0.15	414,567	206	0.05	312,024	—	—
Real estate-residential secured for business purpose	528,631	(235)	(0.04)	505,240	(135)	(0.03)	427,849	(55)	(0.01)
Real estate-residential secured for personal purpose	960,915	(134)	(0.01)	826,943	—	—	626,102	—	—
Real estate-home equity secured for personal purpose	180,579	(46)	(0.03)	175,395	2	—	168,289	(38)	(0.02)
Loans to individuals	26,645	828	3.11	27,063	426	1.57	26,642	179	0.67
Lease financings	247,697	539	0.22	230,466	351	0.15	192,673	210	0.11
Total	$6,677,206	$3,802	0.06%	$6,418,664	$5,397	0.08%	$5,651,265	$3,895	0.07%

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

	At December 31,
	2024			2023
(Dollars in thousands)	ACL	% of ACL to Total ACL	% of Loans to Total Loans	ACL	% of ACL to Total ACL	% of Loans to Total Loans
Commercial, financial and agricultural	$16,079	18.5%	15.2%	$13,699	16.0%	15.1%
Real estate-commercial	46,867	53.8	51.7	45,849	53.7	50.3
Real estate-construction	4,924	5.7	4.0	6,543	7.7	6.0
Real estate-residential secured for business purpose	7,491	8.6	7.9	8,692	10.2	7.9
Real estate-residential secured for personal purpose	7,222	8.3	14.6	6,349	7.4	13.8
Real estate-home equity secured for personal purpose	1,706	2.0	2.7	1,289	1.5	2.7
Loans to individuals	342	0.4	0.3	392	0.5	0.4
Lease financings	2,460	2.8	3.6	2,574	3.0	3.8
Total	$87,091	100.0%	100.0%	$85,387	100.0%	100.0%

At December 31, 2024, the allowance for credit losses on individually analyzed loans was $1.9 million, or 16.1% of the balance of individually analyzed loans of $12.1 million. At December 31, 2023, the allowance for credit losses on individually analyzed loans was $1.8 million, or 8.6% of the balance of individually analyzed loans of $20.7 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. There was no impairment of goodwill or identifiable intangibles recorded during 2022 through 2024. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance

The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation's future costs and obligations to employees under its benefits plans. Bank owned life insurance increased $8.0 million, or 6.1%, from December 31, 2023, primarily due to $5.7 million of policies purchased during the first quarter of 2024.

LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Deposits	$6,759,259	$6,375,781	$383,478	6.0%
Short-term borrowings	11,181	6,306	4,875	77.3
Long-term debt	225,000	310,000	(85,000)	(27.4)
Subordinated notes	149,261	148,761	500	0.3
Operating lease liabilities	31,485	34,851	(3,366)	(9.7)
Accrued interest payable and other liabilities	64,930	65,721	(791)	(1.2)
Total liabilities	$7,241,116	$6,941,420	$299,696	4.3%

Deposits

Total deposits increased $383.5 million, or 6.0%, from December 31, 2023, primarily due to increases in consumer, commercial, brokered and public funds deposits. At December 31, 2024, noninterest-bearing deposits totaled $1.4 billion and represented 20.9% of total deposits, compared to $1.5 billion representing 23.0% at December 31, 2023. Unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, totaled $1.5 billion at December 31, 2024 and 2023. This represented 22.0% of total deposits at December 31, 2024, down from 23.3% at December 31, 2023.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Noninterest-bearing deposits	$1,380,178	$1,646,286	$2,068,086
Interest-bearing checking deposits	1,191,634	1,034,327	884,656
Money market savings	1,801,035	1,611,169	1,389,226
Regular savings	740,493	871,332	1,056,019
Time deposits	1,413,589	931,944	443,845
Total average deposits	$6,526,929	$6,095,058	$5,841,832

At December 31, 2024 and 2023, the Corporation had $3.2 billion and $3.0 billion, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2024 and 2023, the Corporation had $276.0 million and $187.0 million, respectively, in time deposits in excess of $250,000 maturing disclosed in the table below. Brokered deposits in the amount of $360.0 million and $305.4 million at December 31, 2024 and December 31, 2023, respectively, are not included in time deposits more than $250,000.

(Dollars in thousands)	For the Years Ended December 31,
Maturity Period	2024	2023
Due Three Months or Less	$76,621	$40,475
Due Over Three Months to Six Months	94,290	30,090
Due Over Six Months to Twelve Months	81,338	47,709
Due Over Twelve Months	23,734	68,681
Total	$275,983	$186,955

Borrowings

Total borrowings decreased $79.6 million from December 31, 2023, primarily due to pay-downs of $85.0 million in long-term debt, partially offset by an increase of $4.9 million in customer repurchase agreements. These borrowings were replaced with lower cost deposits during the year.

Short-term borrowings at December 31, 2024 consisted of $11.2 million of customer repurchase agreements. Long-term debt at December 31, 2024 consisted of $225.0 million of FHLB advances and $149.3 million of subordinated notes. At December 31, 2024 and 2023, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.3 billion and $1.1 billion, respectively, which were utilized to collateralize public fund deposits and other secured deposits.

SHAREHOLDERS' EQUITY

The following table presents total shareholders' equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	302,829	301,066	1,763	0.6
Retained earnings	525,780	474,691	51,089	10.8
Accumulated other comprehensive loss	(43,992)	(50,646)	6,654	(13.1)
Treasury stock	(55,100)	(43,687)	(11,413)	26.1
Total shareholders' equity	$887,301	$839,208	$48,093	5.7%

The increase in shareholders' equity at December 31, 2024 of $48.1 million from December 31, 2023 was primarily related to an increase in retained earnings of $51.1 million. Retained earnings was impacted by net income of $75.9 million, partially offset by $24.6 million in cash dividends paid during the year. Accumulated other comprehensive loss decreased by $6.7 million, which was primarily attributable to an increase in unrecognized actuarial losses related to the Corporation's pension plan of $6.7 million, net of tax. Treasury stock increased by $11.4 million, related to purchases of 802,535 shares on the open market under the stock repurchase plan and buybacks of 1,158 shares related to stock-based incentive plans, at a cost of $18.9 million, offset by $7.5 million of stock issued under the dividend reinvestment plan, employee stock purchase plan, and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 23, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

The Banking segment reported pre-tax income of $96.1 million in 2024, $90.3 million in 2023 and $93.5 million in 2022. See the section of this Management's Discussion and Analysis under the heading "Results of Operations" and "Financial Condition" for a discussion of the key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $6.1 million in 2024, $5.0 million in 2023 and $7.9 million in 2022. The pre-tax income increase from 2023 was primarily due to new customer relationships and appreciation of assets under management and supervision. The pre-tax income decrease in 2023 as compared to 2022 was primarily due to an increase in employee salary expense as we continued to invest in revenue producing positions, and increases in data processing expense and consulting fees. Wealth Management assets under management and supervision were $5.2 billion as of December 31, 2024, $4.7 billion as of December 31, 2023 and $4.2 billion as of December 31, 2022.

The Insurance segment reported pre-tax income of $5.7 million in 2024, $5.1 million in 2023 and $3.3 million in 2022, which included noninterest income of $22.5 million in 2024, $21.5 million in 2023 and $19.9 million in 2022. The increase in noninterest income in 2024 compared to 2023 was primarily due to increases in revenue from commercial lines of $1.0 million. The increase in noninterest income in 2023 compared to 2022 was primarily due to increases in revenue from commercial lines of $1.0 million and contingent commission income of $600 thousand.

Capital Adequacy

Capital guidelines assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2.

At December 31, 2024, the Corporation had a Tier 1 risk-based capital ratio of 10.85% and total risk-based capital ratio of 14.19%. At December 31, 2023, the Corporation had a Tier 1 capital ratio of 10.58% and total risk-based capital ratio of 13.90%. The Corporation continues to be in the "well-capitalized" category under regulatory standards. Details on the capital ratios can be found in Note 21, "Regulatory Matters," included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

Asset/Liability Management

The primary functions of Asset/Liability Management are to minimize interest rate risk and to ensure adequate earnings, capital and liquidity while maintaining an appropriate balance between the maturity and rate sensitivity of interest-earning assets and interest-bearing liabilities. Management's objective with regard to interest rate risk is to understand the Corporation's sensitivity to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.
The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a risk simulation model to measure short-term rate exposure. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulations use expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporate company-developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets tend to decrease in value; conversely, as interest rates decline, fixed-rate assets tend to increase in value.

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

The gap analysis identifies repricing gaps in the Corporation’s balance sheet. All assets and liabilities are modeled to reflect some level of behavioral optionality, such as prepayments on loans, early call features on investments or potential pricing change and/or product change to interest-bearing deposits. The Corporation projects all non-interest bearing deposits to be considered non-rate sensitive, while utilizing an all-encompassing deposit beta assumption that captures changes in interest expense that may occur as interest rates change or balances shift into other products. These assumptions are based upon historic behavior; however, they are inherently uncertain and thus cannot precisely predict the impact of changes in interest rates. While actual results will differ from simulated results due to customer behavioral change and/or market and regulatory influences, the following models are important tools to guide management.

Table 11—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation's gap analysis at December 31, 2024:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$75,998	$75,998
Interest-earning deposits with other banks	252,846	—	—	—	—	252,846
Investment securities, net of allowance for credit losses	68,808	43,688	175,867	244,527	(38,912)	493,978
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	38,980	38,980
Loans held for sale	10,842	—	—	—	5,811	16,653
Loans and leases, net of allowance for credit losses	2,364,911	541,157	3,090,062	800,774	(57,412)	6,739,492
Other assets	—	—	—	—	510,470	510,470
Total assets	$2,697,407	$584,845	$3,265,929	$1,045,301	$534,935	$8,128,417
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$1,414,635	$1,414,635
Interest-bearing demand deposits	3,186,597	—	—	—	—	3,186,597
Savings deposits	704,321	—	—	—	—	704,321
Time deposits	292,878	736,693	423,353	782	—	1,453,706
Borrowings	60,442	125,000	200,000	—	—	385,442
Other liabilities	—	—	—	—	96,415	96,415
Shareholders' equity	—	—	—	—	887,301	887,301
Total liabilities and shareholders' equity	$4,244,238	$861,693	$623,353	$782	$2,398,351	$8,128,417
Incremental gap	$(1,546,831)	$(276,848)	$2,642,576	$1,044,519	$(1,863,416)
Cumulative gap	$(1,546,831)	$(1,823,679)	$818,897	$1,863,416
Cumulative gap as a percentage of interest-earning assets	(20.7%)	(24.5%)	11.0%	25.0%

The table above indicates that the Corporation holds a greater amount of liabilities that have the opportunity to reprice over assets in the next twelve months. This table is limited as it does not take into consideration the magnitude of the repricing change in relation to interest rate changes. Further, the estimated sensitivities are based upon a number of assumptions, including the timing and magnitude of interest rate changes, prepayments on loans receivable and securities, pricing strategies on loans receivable and deposits, and replacement of asset and liability cash flows. While the assumptions used are bank specific and based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

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

The changes to net interest income are shown in the below table at December 31, 2024. The results suggest the Corporation's year-end balance sheet is asset sensitive as net interest income is projected to increase in a rising rate environment. Actual results will likely be different than modeled due to numerous factors, including interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$16,163	5.25%
+200 basis points	8,306	3.46
+100 basis points	5,163	2.15
-100 basis points	(2,904)	(1.21)
-200 basis points	(8,780)	(3.65)
-300 basis points	(29,198)	(6.92)
The estimated sensitivities are based upon a number of assumptions, including the timing and magnitude of interest rate changes, prepayments on loans receivable and securities, pricing strategies on loans receivable and deposits, and replacement of asset and liability cash flows. While the assumptions used are bank specific and based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

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

The Corporation focuses on both assessing the borrower's capacity and willingness to repay and obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower's assets and by personal guarantees. Commercial real estate, construction and residential real estate secured for business purposes loans are originated primarily within the Pennsylvania, Maryland, Delaware and New Jersey market areas at prudent loan-to-value ratios and are often additionally supported by guaranties. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are identified and managed. See "Risk Factors" included herein under Item 1A for additional information on lending risk related to commercial loans.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, unencumbered cash and cash equivalents, were $327.8 million and $241.5 million at December 31, 2024 and December 31, 2023, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.4 million and $23.3 million at December 31, 2024 and December 31, 2023, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.7 billion and $3.4 billion at December 31, 2024 and December 31, 2023, respectively, of which $2.1 billion and $1.9 billion was available as of December 31, 2024 and December 31, 2023, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $468.0 million at December 31, 2024 and $369.0 million at December 31, 2023. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of the allowance for credit losses related to pooled loans

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases was $87.1 million as of December 31, 2024, a portion of which is related to pooled loans (the collective ACL). The Company utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its collective ACL balance. The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. The Company estimated the collective ACL using a model that incorporates probability of default (PD) and loss given default (LGD) components. The PD model component incorporates economic factors into forecasting within the DCF model utilizing a method which generates PD rate inputs by analyzing how one or more of the economic factors, chosen based on statistical correlation to a loan pool’s performance, change the default rate using a statistical regression analysis. The reasonable and supportable forecasts and scenarios are based on the projected performance of the selected economic variables which are sourced from a third party. Management evaluated the likelihood of each scenario to determine a reasonable and supportable forecast, including the relevant economic factors (loss driver selection). Management utilizes a four-quarter forecast period followed by a four-quarter reversion to historical averages. The LGD model component is determined utilizing an estimation technique that derives a LGD input from segment specific risk curves that correlate LGD with PD. The effective interest rate of the underlying loans of the Company serves as the discount rate applied to the expected periodic cash flows. The collective ACL estimate also included consideration of the need for qualitative adjustments related to factors that are not fully captured in the quantitative model.

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
Philadelphia, Pennsylvania
February 24, 2025

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2024	2023

ASSETS
Cash and due from banks	$75,998	$72,815
Interest-earning deposits with other banks	252,846	176,984
Cash and cash equivalents	328,844	249,799
Investment securities held-to-maturity (fair value $115,007 and $128,277 at December 31, 2024 and 2023, respectively)	134,111	145,777
Investment securities available-for-sale (amortized cost $402,651 and $395,727, net of allowance for credit losses of $839 and $731 at December 31, 2024 and 2023, respectively)	357,361	351,553
Investments in equity securities	2,506	3,293
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	38,980	40,499
Loans held for sale	16,653	11,637
Loans and leases held for investment	6,826,583	6,567,214
Less: Allowance for credit losses, loans and leases	(87,091)	(85,387)
Net loans and leases held for investment	6,739,492	6,481,827
Premises and equipment, net	46,671	51,441
Operating lease right-of-use asset	28,531	31,795
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	8,309	10,950
Bank owned life insurance	139,351	131,344
Accrued interest receivable and other assets	112,098	95,203
Total assets	$8,128,417	$7,780,628
LIABILITIES
Noninterest-bearing deposits	$1,414,635	$1,468,320
Interest-bearing deposits	5,344,624	4,907,461
Total deposits	6,759,259	6,375,781
Short-term borrowings	11,181	6,306
Long-term debt	225,000	310,000
Subordinated notes	149,261	148,761
Operating lease liabilities	31,485	34,851
Accrued interest payable and other liabilities	64,930	65,721
Total liabilities	7,241,116	6,941,420
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2024 and 2023; 31,556,799 shares issued at December 31, 2024 and 2023; 29,045,877 and 29,511,721 shares outstanding at December 31, 2024 and 2023, respectively	157,784	157,784
Additional paid-in capital	302,829	301,066
Retained earnings	525,780	474,691
Accumulated other comprehensive loss, net of tax benefit	(43,992)	(50,646)
Treasury stock, at cost; 2,510,922 and 2,045,078 shares at December 31, 2024 and 2023, respectively	(55,100)	(43,687)
Total shareholders' equity	887,301	839,208
Total liabilities and shareholders' equity	$8,128,417	$7,780,628
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022

Interest income
Interest and fees on loans and leases	$383,308	$347,918	$237,156
Interest and dividends on investment securities:
Taxable	14,909	14,225	11,432
Exempt from federal income taxes	33	58	58
Interest on deposits with other banks	11,193	6,660	1,920
Interest and dividends on other earning assets	2,912	2,869	1,627
Total interest income	412,355	371,730	252,193
Interest expense
Interest on demand deposits	113,074	87,821	18,845
Interest on savings deposits	3,529	3,249	1,269
Interest on time deposits	64,266	34,979	5,308
Interest on short-term borrowings	249	7,095	1,389
Interest on long-term debt and subordinated notes	20,067	18,589	7,085
Total interest expense	201,185	151,733	33,896
Net interest income	211,170	219,997	218,297
Provision for credit losses	5,933	10,770	12,198
Net interest income after provision for credit losses	205,237	209,227	206,099
Noninterest income
Trust fee income	8,491	7,732	7,743
Service charges on deposit accounts	8,082	7,048	6,175
Investment advisory commission and fee income	21,208	18,864	19,748
Insurance commission and fee income	22,349	21,043	19,065
Other service fee income	14,747	12,381	12,425
Bank owned life insurance income	3,861	3,185	3,787
Net gain on sales of investment securities	18	—	30
Net gain on mortgage banking activities	5,265	3,689	4,412
Other income	4,034	2,882	4,500
Total noninterest income	88,055	76,824	77,885
Noninterest expense
Salaries, benefits and commissions	123,745	120,188	115,806
Net occupancy	11,025	10,686	10,193
Equipment	4,453	4,132	3,904
Data processing	16,956	16,799	15,215
Professional fees	6,402	7,141	9,332
Marketing and advertising	2,173	2,180	2,462
Deposit insurance premiums	4,432	4,825	3,075
Intangible expenses	694	938	1,293
Restructuring charges	—	1,519	184
Other expense	28,112	28,954	25,310
Total noninterest expense	197,992	197,362	186,774
Income before income taxes	95,300	88,689	97,210
Income tax expense	19,369	17,585	19,090
Net income	$75,931	$71,104	$78,120
Net income per share:
Basic	$2.60	$2.42	$2.66
Diluted	2.58	2.41	2.64
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2024			2023			2022
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$95,300	$19,369	$75,931	$88,689	$17,585	$71,104	$97,210	$19,090	$78,120
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(1,098)	(231)	(867)	7,681	1,613	6,068	(49,358)	(10,365)	(38,993)
Provision (reversal of provision) for credit losses	108	23	85	(409)	(86)	(323)	211	44	167
Less: reclassification adjustment for net gains on sales realized in net income (1)	(18)	(4)	(14)	—	—	—	(30)	(6)	(24)
Total net unrealized (losses) gains on available-for-sale investment securities	(1,008)	(212)	(796)	7,272	1,527	5,745	(49,177)	(10,327)	(38,850)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(1,979)	(416)	(1,563)	(2,726)	(573)	(2,153)	(7,925)	(1,665)	(6,260)
Less: reclassification adjustment for net losses (gains) realized in net income	3,747	787	2,960	5,593	1,175	4,418	(521)	(109)	(412)
Reclassification adjustment recorded in earnings (2)	946	199	747	—	—	—	—	—	—
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	2,714	570	2,144	2,867	602	2,265	(8,446)	(1,774)	(6,672)
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	6,129	1,287	4,842	3,380	710	2,670	(1,162)	(244)	(918)
Less: amortization of net actuarial loss included in net periodic pension costs (3)	587	123	464	985	207	778	873	184	689
Total defined benefit pension plans	6,716	1,410	5,306	4,365	917	3,448	(289)	(60)	(229)
Other comprehensive income (loss)	8,422	1,768	6,654	14,504	3,046	11,458	(57,912)	(12,161)	(45,751)
Total comprehensive income	$103,722	$21,137	$82,585	$103,193	$20,631	$82,562	$39,298	$6,929	$32,369
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the consolidated balance sheet related to the interest rate swap terminated August 2, 2024.
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 13, "Retirement Plans and Other Postretirement Benefits" for additional details.

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2021	29,500,542	$157,784	$299,181	$375,124	$(16,353)	$(41,942)	$773,794

Net income	—	—	—	78,120	—	—	78,120
Other comprehensive loss, net of income tax benefit	—	—	—	—	(45,751)	—	(45,751)
Cash dividends declared ($0.83 per share)	—	—	—	(24,399)	—	—	(24,399)
Stock-based compensation	—	—	3,989	(208)	—	—	3,781
Stock issued under dividend reinvestment and employee stock purchase plans	96,366	—	169	—	—	2,372	2,541
Vesting of restricted stock units, net of shares withheld to cover taxes	92,073	—	(2,551)	—	—	1,648	(903)
Exercise of stock options	32,934	—	20	—	—	678	698
Purchases of treasury stock	(450,000)	—	—	—	—	(11,381)	(11,381)
Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500

Net income	—	—	—	71,104	—	—	71,104
Other comprehensive income, net of income tax	—	—	—	—	11,458	—	11,458
Cash dividends declared ($0.84 per share)	—	—	—	(24,717)	—	—	(24,717)
Stock-based compensation	—	—	4,210	(333)	—	—	3,877
Stock issued under dividend reinvestment and employee stock purchase plans	128,480	—	(78)	—	—	2,643	2,565
Vesting of restricted stock units, net of shares withheld to cover taxes	131,601	—	(3,857)	—	—	2,625	(1,232)
Exercise of stock options	6,210	—	(17)	—	—	132	115
Purchases of treasury stock	(26,485)	—	—	—	—	(462)	(462)
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208

Net income	—	—	—	75,931	—	—	75,931
Other comprehensive income, net of income tax	—	—	—	—	6,654	—	6,654
Cash dividends declared ($0.84 per share)	—	—	—	(24,552)	—	—	(24,552)
Stock-based compensation	—	—	4,526	(290)	—	—	4,236
Stock issued under dividend reinvestment and employee stock purchase plans	98,424	—	114	—	—	2,270	2,384
Vesting of restricted stock units, net of shares withheld to cover taxes	108,615	—	(3,251)	—	—	2,378	(873)
Exercise of stock options	130,810	—	374	—	—	2,821	3,195
Purchases of treasury stock	(803,693)	—	—	—	—	(18,882)	(18,882)
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$75,931	$71,104	$78,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,933	10,770	12,198
Depreciation of premises and equipment	5,473	5,057	4,465
Net gain on sales of investment securities	(18)	—	(30)
Net gain on mortgage banking activities	(5,265)	(3,689)	(4,412)
Bank owned life insurance income	(3,861)	(3,185)	(3,787)
Net amortization of investment securities premiums and discounts	1,058	1,138	1,462
Amortization, fair market value adjustments and capitalization of servicing rights	1,993	(411)	(693)
Net amortization (accretion) of acquisition accounting fair value adjustments	41	25	(130)
Stock-based compensation	4,615	4,194	4,120
Intangible expenses	694	938	1,293
Other adjustments to reconcile net income to cash used in by operating activities	(3,403)	(1,487)	(4,094)
Deferred tax benefit	(1,271)	(710)	(545)
Originations of loans held for sale	(309,506)	(228,532)	(233,634)
Proceeds from the sale of loans held for sale	311,150	226,506	255,240
Contributions to pension and other postretirement benefit plans	(243)	(250)	(252)
Increase in accrued interest receivable and other assets	(12,020)	(8,877)	(5,859)
Increase in accrued interest payable and other liabilities	3,805	17,150	5,993
Net cash provided by operating activities	75,106	89,741	109,455
Cash flows from investing activities:
Proceeds from sale of premises and equipment	2,367	1,877	6,845
Purchases of premises and equipment	(3,104)	(6,724)	(5,221)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	13,949	14,799	32,021
Proceeds from maturities, calls and principal repayments of securities available-for-sale	55,873	30,738	31,600
Proceeds from sales of securities available-for-sale	505	—	1,530
Purchases of investment securities held-to-maturity	(2,640)	(6,253)	(10,428)
Purchases of investment securities available-for-sale	(64,017)	(25,132)	(116,599)
Proceeds from sales of equity securities	4,944	1,232	4,015
Purchases of money market mutual funds	(4,089)	(1,963)	(3,793)
Net increase in other investments	1,519	(6,658)	(5,655)
Proceeds from sale of loans originally held-for-investment	—	25,450	2,500
Net increase in loans and leases	(260,981)	(474,200)	(836,616)
Proceeds from sales of foreclosed / repossessed assets	80	260	—
Purchases of bank owned life insurance	(5,710)	(7,862)	—
Proceeds from bank owned life insurance	1,563	—	2,189
Net cash used in investing activities	(259,741)	(454,436)	(897,612)
Cash flows from financing activities:
Net increase (decrease) in deposits	383,458	462,229	(141,628)
Net increase (decrease) in short-term borrowings	4,875	(190,835)	177,035
Proceeds from issuance of long-term debt	—	250,000	—
Repayment of long-term debt	(85,000)	(35,000)	—
Proceeds from issuance of subordinated notes	—	—	50,000
Subordinated notes issuance costs	—	—	(949)
Payment of contingent consideration on acquisitions	(635)	(635)	—
Payment for shares withheld to cover taxes on vesting of restricted stock units	(873)	(1,232)	(903)
Purchases of treasury stock	(18,882)	(462)	(11,381)
Stock issued under dividend reinvestment and employee stock purchase plans	2,384	2,565	2,541
Proceeds from exercise of stock options	3,195	115	698
Cash dividends paid	(24,842)	(25,050)	(24,607)
Net cash provided by financing activities	263,680	461,695	50,806

Net increase (decrease) in cash and cash equivalents	79,045	97,000	(737,351)
Cash and cash equivalents at beginning of year	249,799	152,799	890,150
Cash and cash equivalents at end of period	$328,844	$249,799	$152,799

	For the Years Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$191,513	$139,600	$32,668
Cash paid for income taxes, net of refunds	20,704	16,784	11,859
Non cash transactions:
Transfer of loans to other real estate owned	$407	$79	$18,325
Transfer of leases to repossessed assets	181	—	—
Transfer of loans to loans held for sale	—	25,646	2,500
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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the fair value measurement of investment securities available-for-sale and the determination of the allowance for credit losses on loans and leases.

Earnings per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options on common shares had been exercised and restricted stock units had vested and the hypothetical repurchases of shares to fund such option exercises and restricted stock units vesting during the periods presented. Potential common shares that may be issued by the Corporation relate to outstanding stock options and restricted stock units and are determined using the treasury stock method. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value. Antidilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, exceeding the average restricted stock units outstanding for the periods presented.

Cash and Cash Equivalents

The Corporation has defined those items included in the caption "Cash and due from banks" and "Interest-earning deposits with other banks" as cash and cash equivalents. Interest-earning deposits with other banks consist of deposit accounts with other financial institutions. At times, such balances exceed the FDIC limits for insurance coverage.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of estimated income taxes. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Securities purchased with the intention of recognizing short-term profits are placed in a trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2024 or 2023.

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

Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security or the issuer, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Corporation obtains its forecast data through a subscription to a widely recognized and relied upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, or a combination of scenarios, to be utilized in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at December 31, 2024 and is included within accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

At December 31, 2024 and 2023, the Bank held $14.9 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the Federal Home Loan Bank ("FHLB"), and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held $23.9 million and $25.5 million of FHLB stock at December 31, 2024 and 2023, respectively. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and periodically evaluated for impairment based on ultimate recovery of par value. The Corporation determined there was no impairment of its investments in these stocks at December 31, 2024 or 2023.

Loans Held for Sale

The Corporation may elect the fair value option for loans intended for sale in the secondary market. This election is made on a loan level basis at the time of origination. If the fair value option is not elected, loans held for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2024 and 2023, loans held for sale were accounted for under the fair value option. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.

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

Accrued interest receivable on loans and leases held for investment totaled $28.7 million at December 31, 2024 and was included within accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses ("ACL") on loans and leases is a valuation account that presents the amount that potentially may not be collected on a loan or lease. The ACL on loans and leases is measured on a collective (pooled) basis when similar risk characteristics exist. The ACL on loans and leases is adjusted through a provision for credit losses as a charge against, or credit to, earnings. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and any subsequent recoveries are credited to the ACL on loans and leases. Management evaluates the ACL on loans and leases on a quarterly basis and when changes in the reserve are necessary, an adjustment is made. The ACL on loans and leases is included within Allowance for credit losses, loans and leases on the consolidated balance sheet. Changes in the ACL on loans and leases are recorded within provision for credit losses on the consolidated statements of income.

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

Probability of Default ("PD")

In order to incorporate economic factors into forecasting within the DCF model, management uses the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selects economic factors for each loan pool that have strong correlations to historical default rates, and reviews the economic factors selected on an annual basis. For the period ended December 31, 2024, the factors management selected were unemployment rate, GDP, and the housing pricing index.

Loss Given Default ("LGD")

Management uses the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives an LGD input from segment specific risk curves that correlates LGD with PD.

Prepayment and Curtailment rates

Prepayment Rates: Loan and lease level transaction data is used to calculate quarterly prepayment rates using available historical loan and lease level data. Those quarterly rates are annualized, and the average of the annualized rates is used in the DCF calculation for fixed payment or term loans. Rates are calculated for each pool.

Curtailment Rates: Loan level transaction data is used to calculate annual curtailment rates using available historical loan level data. The average of the historical rates is used in the DCF model for interest only payment or line of credit type loans. Rates are calculated for each pool.

Recovery Delay

The recovery delay input within the DCF calculation represents an estimate of the period of time between when a modeled default occurs and the ultimate resolution of that default, specifically the portion of that default that does not result in a loss. Management analyzes historical recovery activity on previous default activity to determine an appropriate recovery delay for each pool.

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, or a combination of scenarios, to be utilized in the model.

Forecast Reversion Period

Management uses forecasts to predict how economic factors will perform and uses a four-quarter forecast period as well as a four-quarter straight-line reversion period to historical averages (also commonly referred to as the mean reversion period).

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

Servicing rights are recognized as separate assets when loans are sold, and the servicing rights are retained. Capitalized servicing rights are reported in other intangible assets on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Servicing rights are evaluated for impairment, on a quarterly basis, based upon the estimated fair value of the rights as compared to their amortized cost. The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the portfolios serviced. The impairment test stratifies servicing assets based on predominant risk characteristics of the underlying financial assets such as the term and interest rate. In conjunction with the impairment test, the Corporation records a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost. Subsequent changes in the valuation of the assets are recorded as either an increase or a reduction of the valuation allowance, however, if the fair value exceeds amortized cost, such excess will not be recognized.

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

Other Real Estate Owned

Other real estate owned ("OREO") represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals, letters of intent, or agreements of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in accrued interest receivable and other assets on the consolidated balance sheet.

Repossessed Assets

Repossessed assets represent non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in accrued interest receivable and other assets on the consolidated balance sheet.

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

The Corporation also maintains a non-qualified benefit plan that provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. This non-qualified benefit plan is not offered to new participants and all current participants are now retired. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation's measurement date for plan assets and obligations is fiscal year-end. The Corporation recognizes on its consolidated balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability, and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries and provides that the Corporation make matching contributions as defined by the plan.

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

The reserve for off-balance sheet credit exposures is included within accrued expenses and other liabilities on the consolidated balance sheet. Changes in the reserve for off-balance sheet credit exposures are recorded within the provision for credit losses on the consolidated statements of income.

Lease Liabilities and Right-of-Use Assets

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2024, the Corporation's leases have remaining terms of 17 months to 20 years.

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

The fair value of restricted stock is equivalent to the fair value of the Corporation's common stock on the date of grant. The Corporation grants performance-based and service-based restricted stock. The performance-based restricted stock vests based upon the Corporation's performance with respect to certain financial measures over a three-year period and based on continued employment over a period of time. The service-based restricted stock vests based on continued employment over a period of time. The fair value of restricted stock is recognized as compensation expense over the vesting period and for performance-based restricted stock is adjusted for a probability factor of achieving the performance goals.

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This ASU became effective on December 15, 2024 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation's financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU enhances annual income tax disclosures to address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For all other business entities, the amendments will be effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2024	2023	2022
Numerator for basic and diluted earnings per share—net income available to common shareholders	$75,931	$71,104	$78,120
Denominator for basic earnings per share—weighted-average shares outstanding	29,215	29,433	29,393
Effect of dilutive securities—stock options and restricted stock units	186	100	158
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,401	29,533	29,551
Basic earnings per share	$2.60	$2.42	$2.66
Diluted earnings per share	$2.58	$2.41	$2.64
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	195	293	245

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The average balances of cash on deposit at the Federal Reserve Bank of Philadelphia were $207.8 million and $115.3 million for the years ended December 31, 2024 and 2023, respectively. There were no reserve requirements at December 31, 2024 or 2023.

The Corporation maintains interest-earning deposit accounts at other financial institutions that may represent collateral requirements for credit derivatives and interest rate swap agreements. At December 31, 2023, the Corporation pledged $5.8 million of cash to secure a $250 million cash flow hedge. The Corporation terminated the cash flow hedge in the third quarter of 2024. At December 31, 2024 and 2023, the Corporation had $1.0 million and $2.5 million of cash pledged for credit derivatives, respectively. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Investment Securities

The following tables show the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at December 31, 2024 and 2023, by contractual maturity within each type:

	At December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,114	$—	$(24)	$—	$1,090
After 5 years to 10 years	10,208	—	(450)	—	9,758
Over 10 years	122,789	—	(18,630)	—	104,159
	134,111	—	(19,104)	—	115,007
Total	$134,111	$—	$(19,104)	$—	$115,007
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,300	$—	$(5)	$—	$1,295
	1,300	—	(5)	—	1,295
Residential mortgage-backed securities:
Within 1 year	20	—	—	—	20
After 1 year to 5 years	298	—	(6)	—	292
After 5 years to 10 years	11,260	—	(791)	—	10,469
Over 10 years	311,126	119	(38,645)	—	272,600
	322,704	119	(39,442)	—	283,381
Collateralized mortgage obligations:
After 1 year to 5 years	155	—	(4)	—	151
Over 10 years	1,663	—	(129)	—	1,534
	1,818	—	(133)	—	1,685
Corporate bonds:
Within 1 year	5,905	5	(58)	(6)	5,846
After 1 year to 5 years	10,924	16	(303)	(31)	10,606
After 5 years to 10 years	60,000	—	(4,650)	(802)	54,548
	76,829	21	(5,011)	(839)	71,000
Total	$402,651	$140	$(44,591)	$(839)	$357,361

	At December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,871	$—	$(62)	$—	$1,809
After 5 years to 10 years	12,047	—	(462)	—	11,585
Over 10 years	131,859	—	(16,976)	—	114,883
	145,777	—	(17,500)	—	128,277
Total	$145,777	$—	$(17,500)	$—	$128,277
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,030	$—	$(1)	$—	$1,029
After 1 year to 5 years	1,298	—	(26)	—	1,272
	2,328	—	(27)	—	2,301
Residential mortgage-backed securities:
After 1 year to 5 years	567	—	(20)	—	547
After 5 years to 10 years	13,653	—	(964)	—	12,689
Over 10 years	285,628	131	(34,443)	—	251,316
	299,848	131	(35,427)	—	264,552
Collateralized mortgage obligations:
After 5 years to 10 years	241	—	(11)	—	230
Over 10 years	1,960	—	(189)	—	1,771
	2,201	—	(200)	—	2,001
Corporate bonds:
Within 1 year	18,011	1	(176)	(27)	17,809
After 1 year to 5 years	13,339	23	(671)	(43)	12,648
After 5 years to 10 years	60,000	—	(7,097)	(661)	52,242
	91,350	24	(7,944)	(731)	82,699
Total	$395,727	$155	$(43,598)	$(731)	$351,553

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

Securities with a carrying value of $424.8 million and $464.0 million at December 31, 2024 and 2023, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at December 31, 2024 or 2023.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Securities available-for-sale:
Proceeds from sales	$505	$—	$1,530
Gross realized gains on sales	18	—	30
Tax expense related to net realized gains on sales	4	—	6

At December 31, 2024 and 2023, there were no reportable investments in any single issuer representing more than 10% of shareholders' equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Total	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Securities Available-for-Sale
Residential mortgage-backed securities	$65,044	$(905)	$205,071	$(38,537)	$270,115	$(39,442)
Collateralized mortgage obligations	—	—	1,685	(133)	1,685	(133)
Total	$65,044	$(905)	$206,756	$(38,670)	$271,800	$(39,575)

At December 31, 2023
Securities Held-to-Maturity
Residential mortgage-backed securities	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Total	$6,005	$(94)	$122,272	$(17,406)	$128,277	$(17,500)
Securities Available-for-Sale
State and political subdivisions	$1,029	$(1)	$—	$—	$1,029	$(1)
Residential mortgage-backed securities	16,992	(65)	238,053	(35,362)	255,045	(35,427)
Collateralized mortgage obligations	—	—	2,001	(200)	2,001	(200)
Corporate bonds	780	(1)	—	—	780	(1)
Total	$18,801	$(67)	$240,054	$(35,562)	$258,855	$(35,629)

At December 31, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $115.0 million, including unrealized losses of $19.1 million. These holdings were comprised of 90 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the years ended December 31, 2024 or 2023.

At December 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $271.8 million, including unrealized losses of $39.6 million. These holdings were comprised of: (1) 114 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, and (3) one investment grade corporate bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the negative fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at December 31, 2024 and is included within Accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the years ended December 31, 2024 and 2023 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
For the Year Ended December 31, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Additions for securities for which no previous expected credit losses were recognized	(3)
Change in securities for which a previous expected credit loss was recognized	(105)
Ending balance	$(839)

For the Year Ended December 31, 2023
Securities Available-for-Sale
Beginning balance	$(1,140)
Additions for securities for which no previous expected credit losses were recognized	(3)
Change in securities for which a previous expected credit loss was recognized	412
Ending balance	$(731)

At December 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $68.3 million, including unrealized losses of $5.9 million, and allowance for credit losses of $839 thousand. These holdings were comprised of 32 investment grade corporate bonds and one municipal bond, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The following is a summary of unrealized and realized gains and losses of equity securities recognized in other noninterest income in the consolidated statements of income during the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023
Equity Securities:
Net gains (losses) recognized during the period	$68	$(17)
Less: Net gains recognized during the period on equity securities sold during the period	68	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$—	$(17)

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2024	2023
Commercial, financial and agricultural	$1,037,835	$989,723
Real estate-commercial	3,530,451	3,302,798
Real estate-construction	274,483	394,462
Real estate-residential secured for business purpose	536,095	517,002
Real estate-residential secured for personal purpose	994,972	909,015
Real estate-home equity secured for personal purpose	186,836	179,282
Loans to individuals	21,250	27,749
Lease financings	244,661	247,183
Total loans and leases held for investment, net of deferred income	6,826,583	6,567,214
Less: Allowance for credit losses, loans and leases	(87,091)	(85,387)
Net loans and leases held for investment	$6,739,492	$6,481,827

Imputed interest on lease financings, included in the above table	$(31,927)	$(30,485)
Net deferred costs, included in the above table	6,992	7,949
Overdraft deposits included in the above table	104	280

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at December 31, 2024 and 2023:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2024
Commercial, financial and agricultural	$1,750	$723	$—	$2,473	$1,031,567	$1,034,040	$3,795	$1,037,835
Real estate—commercial real estate and construction:
Commercial real estate	415	2,919	—	3,334	3,524,438	3,527,772	2,679	3,530,451
Construction	3,659	—	—	3,659	270,824	274,483	—	274,483
Real estate—residential and home equity:
Residential secured for business purpose	1,077	—	—	1,077	534,432	535,509	586	536,095
Residential secured for personal purpose	3,040	—	—	3,040	988,127	991,167	3,805	994,972
Home equity secured for personal purpose	1,063	309	—	1,372	184,273	185,645	1,191	186,836
Loans to individuals	187	59	24	270	20,980	21,250	—	21,250
Lease financings	1,026	502	297	1,825	242,225	244,050	611	244,661
Total	$12,217	$4,512	$321	$17,050	$6,796,866	$6,813,916	$12,667	$6,826,583

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2023
Commercial, financial and agricultural	$1,355	$348	$285	$1,988	$985,469	$987,457	$2,266	$989,723
Real estate—commercial real estate and construction:
Commercial real estate	1,763	1,072	—	2,835	3,294,254	3,297,089	5,709	3,302,798
Construction	10,022	45	—	10,067	378,328	388,395	6,067	394,462
Real estate—residential and home equity:
Residential secured for business purpose	930	643	—	1,573	514,339	515,912	1,090	517,002
Residential secured for personal purpose	6,464	76	—	6,540	898,262	904,802	4,213	909,015
Home equity secured for personal purpose	721	144	—	865	177,301	178,166	1,116	179,282
Loans to individuals	191	84	37	312	27,437	27,749	—	27,749
Lease financings	987	374	212	1,573	245,552	247,125	58	247,183
Total	$22,433	$2,786	$534	$25,753	$6,520,942	$6,546,695	$20,519	$6,567,214

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2024 and 2023.

	At December 31,
	2024			2023
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans held for sale	$—	$—	$—	$8	$—	$8
Loans and leases held for investment:
Commercial, financial and agricultural	$3,795	$—	$3,795	$2,266	$285	$2,551
Real estate—commercial real estate and construction:
Commercial real estate	2,679	—	2,679	5,709	—	5,709
Construction	—	—	—	6,067	—	6,067
Real estate—residential and home equity:
Residential secured for business purpose	586	—	586	1,090	—	1,090
Residential secured for personal purpose	3,805	—	3,805	4,213	—	4,213
Home equity secured for personal purpose	1,191	—	1,191	1,116	—	1,116
Loans to individuals	—	24	24	—	37	37
Lease financings	611	297	908	58	212	270
Total	$12,667	$321	$12,988	$20,527	$534	$21,061

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of December 31, 2024 and 2023.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At December 31, 2024
Commercial, financial and agricultural	$187	$3,608	$3,795	$—
Real estate-commercial	1,834	845	2,679	—
Real estate-residential secured for business purpose	586	—	586	—
Real estate-residential secured for personal purpose	3,805	—	3,805	—
Real estate-home equity secured for personal purpose	1,191	—	1,191	—
Loans to individuals	—	—	—	24
Lease financings	—	611	611	297
Total	$7,603	$5,064	$12,667	$321
At December 31, 2023
Commercial, financial and agricultural	$332	$1,934	$2,266	$285
Real estate-commercial	5,687	22	5,709	—
Real estate-construction	2,931	3,136	6,067	—
Real estate-residential secured for business purpose	1,090	—	1,090	—
Real estate-residential secured for personal purpose	4,213	—	4,213	—
Real estate-home equity secured for personal purpose	1,116	—	1,116	—
Loans to individuals	—	—	—	37
Lease financings	—	58	58	212
Total	$15,369	$5,150	$20,519	$534

For the years ended December 31, 2024 and 2023, $102 thousand and $84 thousand of interest income was recognized on nonaccrual loans and leases, respectively.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2024 and 2023.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2024
Commercial, financial and agricultural	$1,521	$1,843	$431	$3,795
Real estate-commercial	2,661	—	18	2,679
Real estate-construction	—	—	—	—
Real estate-residential secured for business purpose	586	—	—	586
Real estate-residential secured for personal purpose	3,805	—	—	3,805
Real estate-home equity secured for personal purpose	1,191	—	—	1,191
Lease financings	—	611	—	611
Total	$9,764	$2,454	$449	$12,667

(Dollars in thousands)	Real Estate	Other (1)	None	Total
At December 31, 2023
Commercial, financial and agricultural	$2,236	$30	$—	$2,266
Real estate-commercial	5,709	—	—	5,709
Real estate-construction	6,067	—	—	6,067
Real estate-residential secured for business purpose	1,090	—	—	1,090
Real estate-residential secured for personal purpose	4,213	—	—	4,213
Real estate-home equity secured for personal purpose	1,116	—	—	1,116
Lease financings	—	58	—	58
Total	$20,431	$88	$—	$20,519
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed or fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary, based on their performance, primarily when such loans are delinquent. Commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality key risk indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2024. The following is a description of the internal risk ratings, and the likelihood of loss related to the credit quality of commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at December 31, 2024 and 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2024
Commercial, financial and agricultural
Risk Rating
1. Pass	$232,925	$73,453	$68,205	$95,135	$16,403	$44,329	$411,413	$871	$942,734
2. Special Mention	3,622	6,489	24,423	166	5	—	27,106	—	61,811
3. Substandard	—	500	1,975	6,623	—	6,401	17,791	—	33,290
Total	$236,547	$80,442	$94,603	$101,924	$16,408	$50,730	$456,310	$871	$1,037,835
Current period gross charge-offs	$69	$—	$—	$72	$9	$31	$2,745	$—	$2,926

Real estate-commercial
Risk Rating
1. Pass	$506,644	$441,802	$882,071	$581,693	$538,539	$471,734	$81,145	$—	$3,503,628
2. Special Mention	1,763	—	716	—	3,028	12,213	—	—	17,720
3. Substandard	—	—	2,662	827	1,402	1,317	2,895	—	9,103
Total	$508,407	$441,802	$885,449	$582,520	$542,969	$485,264	$84,040	$—	$3,530,451
Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$—	$35

Real estate-construction
Risk Rating
1. Pass	$109,627	$71,770	$58,072	$4,226	$1,700	$1,899	$19,636	$—	$266,930
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	248	—	4,095	—	2,403	—	807	—	7,553
Total	$109,875	$71,770	$62,167	$4,226	$4,103	$1,899	$20,443	$—	$274,483
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$500	$—	$500

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$93,976	$95,743	$137,406	$104,156	$48,495	$21,937	$31,922	$—	$533,635
2. Special Mention	547	239	—	683	405	—	—	—	1,874
3. Substandard	—	—	—	—	548	38	—	—	586
Total	$94,523	$95,982	$137,406	$104,839	$49,448	$21,975	$31,922	$—	$536,095

Totals By Risk Rating
1. Pass	$943,172	$682,768	$1,145,754	$785,210	$605,137	$539,899	$544,116	$871	$5,246,927
2. Special Mention	5,932	6,728	25,139	849	3,438	12,213	27,106	—	81,405
3. Substandard	248	500	8,732	7,450	4,353	7,756	21,493	—	50,532
Total	$949,352	$689,996	$1,179,625	$793,509	$612,928	$559,868	$592,715	$871	$5,378,864
Total current period gross charge-offs	$69	$—	$—	$72	$9	$66	$3,245	$—	$3,461

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2023
Commercial, financial and agricultural
Risk Rating
1. Pass	$130,755	$121,402	$135,550	$26,745	$19,029	$40,973	$455,076	$930,183
2. Special Mention	—	13,454	—	—	6,029	—	15,251	34,734
3. Substandard	—	2,195	8,206	—	216	—	14,189	24,806
Total	$130,755	$137,051	$143,756	$26,745	$25,274	$40,973	$484,516	$989,723

Real estate-commercial
Risk Rating
1. Pass	$480,527	$841,529	$642,133	$604,700	$329,443	$296,802	$74,947	$3,270,081
2. Special Mention	1,238	227	3,132	5,821	—	10,416	—	20,834
3. Substandard	1,324	2,732	2,768	—	226	1,911	2,922	11,883
Total	$483,089	$844,488	$648,033	$610,521	$329,669	$309,129	$77,869	$3,302,798

Real estate-construction
Risk Rating
1. Pass	$112,127	$218,637	$4,139	$2,600	$241	$2,211	$14,440	$354,395
2. Special Mention	—	7,655	—	—	4,045	5,265	10,908	27,873
3. Substandard	2,400	1,574	2,932	—	—	—	5,288	12,194
Total	$114,527	$227,866	$7,071	$2,600	$4,286	$7,476	$30,636	$394,462

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$104,904	$151,680	$120,035	$60,360	$38,006	$11,631	$29,295	$515,911
2. Special Mention	—	—	—	—	—	—	—	—
3. Substandard	—	162	—	620	—	309	—	1,091
Total	$104,904	$151,842	$120,035	$60,980	$38,006	$11,940	$29,295	$517,002

Totals By Risk Rating
1. Pass	$828,313	$1,333,248	$901,857	$694,405	$386,719	$351,617	$573,758	$5,070,570
2. Special Mention	1,238	21,336	3,132	5,821	10,074	15,681	26,159	83,441
3. Substandard	3,724	6,663	13,906	620	442	2,220	22,399	49,974
Total	$833,275	$1,361,247	$918,895	$700,846	$397,235	$369,518	$622,316	$5,203,985

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2024 or 2023.

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2024. Loans and leases past due 90 days or more and loans and leases on nonaccrual status are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at December 31, 2024 and 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2024
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$25,908	$203,136	$356,506	$195,727	$121,743	$88,147	$—	$991,167
2. Nonperforming	—	—	142	37	2,836	790	—	3,805
Total	$25,908	$203,136	$356,648	$195,764	$124,579	$88,937	$—	$994,972

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$354	$352	$2,260	$402	$326	$1,201	$180,750	$185,645
2. Nonperforming	—	—	21	—	—	—	1,170	1,191
Total	$354	$352	$2,281	$402	$326	$1,201	$181,920	$186,836

Loans to individuals
Payment Performance
1. Performing	$2,008	$963	$459	$300	$19	$610	$16,867	$21,226
2. Nonperforming	—	—	—	—	—	24	—	24
Total	$2,008	$963	$459	$300	$19	$634	$16,867	$21,250
Current period gross charge-offs	$220	$135	$33	$3	$—	$88	$442	$921

Lease financings
Payment Performance
1. Performing	$83,360	$82,634	$46,986	$23,088	$5,989	$1,696	$—	$243,753
2. Nonperforming	197	168	473	32	25	13	—	908
Total	$83,557	$82,802	$47,459	$23,120	$6,014	$1,709	$—	$244,661
Current period gross charge-offs	$—	$238	$165	$218	$14	$16	$—	$651

Totals by Payment Performance
1. Performing	$111,630	$287,085	$406,211	$219,517	$128,077	$91,654	$197,617	$1,441,791
2. Nonperforming	197	168	636	69	2,861	827	1,170	5,928
Total	$111,827	$287,253	$406,847	$219,586	$130,938	$92,481	$198,787	$1,447,719
Total current period gross charge-offs	$220	$373	$198	$221	$14	$104	$442	$1,572

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2023
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$139,765	$328,383	$206,285	$128,157	$22,798	$79,296	$118	$904,802
2. Nonperforming	—	153	43	2,749	—	1,268	—	4,213
Total	$139,765	$328,536	$206,328	$130,906	$22,798	$80,564	$118	$909,015

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$511	$2,567	$510	$409	$165	$1,463	$172,541	$178,166
2. Nonperforming	—	—	—	—	—	—	1,116	1,116
Total	$511	$2,567	$510	$409	$165	$1,463	$173,657	$179,282

Loans to individuals
Payment Performance
1. Performing	$1,831	$894	$530	$107	$48	$1,004	$23,298	$27,712
2. Nonperforming	—	—	—	—	—	37	—	37
Total	$1,831	$894	$530	$107	$48	$1,041	$23,298	$27,749

Lease financings
Payment Performance
1. Performing	$110,832	$70,070	$41,392	$17,874	$5,681	$1,064	$—	$246,913
2. Nonperforming	11	104	88	19	36	12	—	270
Total	$110,843	$70,174	$41,480	$17,893	$5,717	$1,076	$—	$247,183

Totals by Payment Performance
1. Performing	$252,939	$401,914	$248,717	$146,547	$28,692	$82,827	$195,957	$1,357,593
2. Nonperforming	11	257	131	2,768	36	1,317	1,116	5,636
Total	$252,950	$402,171	$248,848	$149,315	$28,728	$84,144	$197,073	$1,363,229

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2024 or 2023.

Allowance for Credit Losses on Loan and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the years ended December 31, 2024, 2023 and 2022. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the year ended December 31, 2024.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance

For the Year Ended December 31, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$4,709	$(2,926)	$597	$16,079
Real estate-commercial	45,849	1,039	(35)	14	46,867
Real estate-construction	6,543	(1,119)	(500)	—	4,924
Real estate-residential secured for business purpose	8,692	(1,436)	—	235	7,491
Real estate-residential secured for personal purpose	6,349	739	—	134	7,222
Real estate-home equity secured for personal purpose	1,289	371	—	46	1,706
Loans to individuals	392	778	(921)	93	342
Lease financings	2,574	425	(651)	112	2,460
Total	$85,387	$5,506	$(5,033)	$1,231	$87,091

For the Year Ended December 31, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$1,289	$(4,877)	$367	$13,699
Real estate-commercial	41,673	4,213	(50)	13	45,849
Real estate-construction	4,952	1,797	(207)	1	6,543
Real estate-residential secured for business purpose	7,054	1,503	(50)	185	8,692
Real estate-residential secured for personal purpose	3,685	2,664	—	—	6,349
Real estate-home equity secured for personal purpose	1,287	4	(85)	83	1,289
Loans to individuals	351	467	(507)	81	392
Lease financings	3,082	(157)	(410)	59	2,574
Total	$79,004	$11,780	$(6,186)	$789	$85,387

For the Year Ended December 31, 2022
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,538	$3,705	$(887)	$564	$16,920
Real estate-commercial	41,095	3,854	(3,282)	6	41,673
Real estate-construction	4,575	377	—	—	4,952
Real estate-residential secured for business purpose	6,482	517	—	55	7,054
Real estate-residential secured for personal purpose	2,403	1,282	—	—	3,685
Real estate-home equity secured for personal purpose	1,028	221	—	38	1,287
Loans to individuals	363	167	(255)	76	351
Lease financings	2,290	1,002	(245)	35	3,082
Unallocated	150	(150)	N/A	N/A	—
Total	$71,924	$10,975	$(4,669)	$774	$79,004
N/A – Not applicable

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at December 31, 2024 and 2023:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At December 31, 2024
Commercial, financial and agricultural	$1,922	$14,157	$16,079	$3,795	$1,034,040	$1,037,835
Real estate-commercial	23	46,844	46,867	2,679	3,527,772	3,530,451
Real estate-construction	—	4,924	4,924	—	274,483	274,483
Real estate-residential secured for business purpose	—	7,491	7,491	586	535,509	536,095
Real estate-residential secured for personal purpose	—	7,222	7,222	3,805	991,167	994,972
Real estate-home equity secured for personal purpose	—	1,706	1,706	1,191	185,645	186,836
Loans to individuals	—	342	342	—	21,250	21,250
Lease financings	—	2,460	2,460	—	244,661	244,661
Total	$1,945	$85,146	$87,091	$12,056	$6,814,527	$6,826,583
At December 31, 2023
Commercial, financial and agricultural	$692	$13,007	$13,699	$2,551	$987,172	$989,723
Real estate-commercial	20	45,829	45,849	5,709	3,297,089	3,302,798
Real estate-construction	1,075	5,468	6,543	6,067	388,395	394,462
Real estate-residential secured for business purpose	—	8,692	8,692	1,090	515,912	517,002
Real estate-residential secured for personal purpose	—	6,349	6,349	4,214	904,801	909,015
Real estate-home equity secured for personal purpose	—	1,289	1,289	1,116	178,166	179,282
Loans to individuals	—	392	392	—	27,749	27,749
Lease financings	—	2,574	2,574	—	247,183	247,183
Total	$1,787	$83,600	$85,387	$20,747	$6,546,467	$6,567,214

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

	Term Extension
	For the Years Ended December 31,
	2024				2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$4,925	0.47%	$9	—	$—	—%	$—
Real estate—commercial	4	7,927	0.22	20	2	4,863	0.15	10
Total	5	$12,852		$29	2	$4,863		$10

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	—	$—	—%	$—	1	$1,741	0.05%	$—
Total	—	$—		$—	1	$1,741		$—

	Other-Than-Insignificant Payment Delay
	For the Years Ended December 31,
	2024				2023
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	2	$6,667	0.64%	$12	—	$—	—%	$—
Total	2	$6,667		$12	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
*Amortized cost excludes $126 thousand and $15 thousand of accrued interest receivable on modified loans for the years ended December 31, 2024 and 2023, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect
For the Year Ended December 31, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 8 months to the life of the loan, which reduced monthly payment amount for the borrower.	2	Provided 3-month payment deferrals to assist borrowers.
Real estate—commercial	4	Added a weighted-average 12 months to the life of loans, which reduced monthly payment amount for the borrowers.	—
Total	5		2

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—

For the Year Ended December 31, 2023
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	2	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amount for the borrowers.	—
Total	2		—

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	Added a weighted-average 1.3 years to the life of loan, which reduced monthly payment amount for the borrower.	—
Total	1		—

The following presents, by class of loan, the amortized cost of accruing or nonaccrual modified loans to borrowers experiencing financial difficulty that had a payment default subsequent to modification during the years ended December 31, 2024 and 2023 and were modified in the 12 months prior to that default.

	For the Years Ended December 31,
	2024		2023
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$1,849	—	$—
Total	1	$1,849	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	—	$—	1	$1,741
Total	—	$—	1	$1,741

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of December 31, 2024 and 2023.

	At December 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$11,592	$—	$—	$11,592
Real estate—commercial	7,927	—	—	7,927
Total	$19,519	$—	$—	$19,519
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	$—	$—	$—	$—

	At December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	$4,863	$—	$—	$4,863
Total	$4,863	$—	$—	$4,863
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	$—	$—	$1,741	$1,741
Total	$—	$—	$1,741	$1,741
As of December 31, 2024 and 2023, the Bank had $1.0 million and $0, respectively, of commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified in the tables above.
The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at December 31, 2024 or 2023.

(Dollars in thousands)	At December 31, 2024	At December 31, 2023
Real estate-residential secured for personal purpose	$3,095	$5,147
Real estate-home equity secured for personal purpose	125	—
Total	$3,220	$5,147

The following presents foreclosed residential real estate property included in other real estate owned at December 31, 2024 or 2023.

(Dollars in thousands)	At December 31, 2024	At December 31, 2023
Foreclosed residential real estate	$234	$79

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At December 31, 2024	At December 31, 2023
2024	N/A	$87,101
2025	91,125	74,002
2026	76,977	56,525
2027	56,881	36,944
2028	32,899	14,945
2029	12,101	2,565
Thereafter	1,964	941
Total future minimum lease payments receivable	271,947	273,023
Plus: Unguaranteed residual	1,485	1,242
Plus: Initial direct costs	3,156	3,403
Less: Imputed interest	(31,927)	(30,485)
Lease financings	$244,661	$247,183

Note 6. Premises and Equipment

The following table reflects the components of premises, equipment and computer software:

	At December 31,
(Dollars in thousands)	2024	2023
Land and land improvements	$11,487	$11,820
Premises and improvements	50,277	51,515
Furniture, equipment and computer software	33,809	37,423
Total cost	95,573	100,758
Less: accumulated depreciation	(48,902)	(49,317)
Net book value	$46,671	$51,441

Note 7. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performs an annual test of goodwill for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of goodwill during 2022 through 2024.

Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2024 and 2023 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2022	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2023	138,476	15,434	21,600	175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2024	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also performs an annual test of core deposit and customer-related intangibles for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of core deposit and customer-related intangibles during 2022 through 2024.

The amortization of core deposit and customer-related intangibles for the years ended December 31, 2024, 2023 and 2022 was $648 thousand, $845 thousand and $1.2 million, respectively.

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2024			At December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$6,788	$6,597	$191	$6,788	$6,329	$459
Customer-related intangibles	2,476	1,348	1,128	4,162	2,653	1,509
Servicing rights	12,274	5,284	6,990	30,850	21,868	8,982
Total amortized intangible assets	$21,538	$13,229	$8,309	$41,800	$30,850	$10,950
(1) Included within accumulated amortization is a valuation allowance of $7 thousand and $98 thousand on servicing rights at December 31, 2024 and 2023, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2025		$469
2026		318
2027		216
2028		161
2029		105
Thereafter		50
Total		$1,319

The aggregate fair value of servicing rights was $12.7 million and $17.7 million at December 31, 2024 and 2023, respectively. The fair value of these rights was determined using a discount rate of 11.0% at December 31, 2024 and 12.3% at December 31, 2023. The change in the fair value of servicing rights from December 31, 2023 was primarily related to the sale of servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Beginning of period	$8,982	$8,572	$7,878
Servicing rights capitalized	2,724	1,946	2,344
Amortization of servicing rights	(1,341)	(1,443)	(1,658)
Sold servicing rights	(3,466)	—	—
Changes in valuation allowance	91	(93)	8
End of period	$6,990	$8,982	$8,572
Loans serviced for others	$1,032,011	$1,630,032	$1,503,149
The change in loans serviced for others from December 31, 2023 was primarily related to the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Activity in the valuation allowance for servicing rights are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Valuation allowance, beginning of period	$(98)	$(5)	$(13)
Additions	—	(93)	—
Reductions	91	—	8
Valuation allowance, end of period	$(7)	$(98)	$(5)

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousand)	Amount
2025		$972
2026		847
2027		738
2028		643
2029		562
Thereafter		3,228
Total		$6,990
Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2024	2023
Other real estate owned and repossessed assets	$20,217	$19,032
Accrued interest receivable	28,651	27,872
Accrued income and other receivables	7,384	4,534
Retirement plans	10,154	3,409
Fair market value of derivative financial instruments	226	717
Other prepaid expenses	12,517	9,662
Current income tax receivable	582	551
Net deferred tax assets	21,295	21,793
Other	11,072	7,633
Total accrued interest receivable and other assets	$112,098	$95,203

Note 9. Deposits

Deposits and their respective weighted average interest rate at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024		2023
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,414,635	—%	$1,468,320
Demand deposits	3.25	3,186,597	3.34	2,973,784
Savings deposits	0.44	704,321	0.48	779,885
Time deposits	4.40	1,453,706	4.22	1,153,792
Total	2.52%	$6,759,259	2.38%	$6,375,781

Deposits are insured up to applicable limits set by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $276.0 million and $187.0 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Due in 2025		$1,029,607
Due in 2026		104,274
Due in 2027		133,305
Due in 2028		147,193
Due in 2029		38,545
Thereafter		782
Total		$1,453,706

Note 10. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2024
Short-term borrowings:
FHLB borrowings	$—	—%	$16,000	$201	5.79%
Federal funds purchased	—	—	60,000	4,126	5.63
Customer repurchase agreements	11,181	0.05	14,101	9,376	0.05

Long-term debt:
FHLB advances	$225,000	4.35%	$310,000	$253,730	4.31%
Security repurchase agreements	—	—	—	3	—
Subordinated notes	149,261	6.08	149,261	149,007	6.12

2023
Short-term borrowings:
FHLB borrowings	$—	—%	$265,400	$75,685	5.23%
Federal funds purchased	—	—	125,000	58,926	5.31
Customer repurchase agreements	6,306	0.05	21,181	14,165	0.05

Long-term debt:
FHLB advances	$310,000	3.73%	$320,000	$263,877	3.59%
Subordinated notes	148,761	6.08	148,761	148,507	6.14

The Corporation, through the Bank, has a credit facility with the FHLB that had a maximum borrowing capacity of approximately $3.3 billion and $3.2 billion at December 31, 2024 and 2023, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2024 and 2023, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.3 billion and $1.1 billion, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank's qualifying collateral assets as well as the FHLB's internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.7 billion at December 31, 2024 and 2023.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. During the second quarter of 2024, the Bank was approved to participate in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Window Lending program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities was $397.2 million and $183.3 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At December 31, 2024 and 2023, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.7 billion and $3.4 billion of committed borrowing capacity at December 31, 2024 and 2023, respectively, of which $2.1 billion and $1.9 billion was available as of December 31, 2024 and 2023, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $468.0 million and $369.0 million at December 31, 2024 and 2023, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2024	Weighted Average Rate
2025	$75,000	4.46%
2026	100,000	4.29
2027	25,000	3.99
2028	25,000	4.61
2029	—	—
Thereafter	—	—
Total	$225,000	4.35%

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

Note 11. Accrued Interest Payable and Other Liabilities

The following table provides the details of accrued interest payable and other liabilities:

	At December 31,
(Dollars in thousands)	2024	2023
Accrued compensation costs	$17,115	$12,424
Retirement plans	2,245	2,475
Accrued interest payable	26,160	16,966
Accrued expenses and other payables	5,999	5,772
Other reserves	4,904	4,458
Contingent consideration liability	635	1,224
Other liabilities fair value of derivative financial instruments	67	6,393
Accounts payable	5,230	11,759
Other	2,575	4,250
Total accrued interest payable and other liabilities	$64,930	$65,721
Note 12. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statement of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current:
Federal	$18,535	$16,775	$18,188
State	2,105	1,520	1,447
Deferred:
Federal	(1,048)	(609)	(458)
State	(223)	(101)	(87)
	$19,369	$17,585	$19,090

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2024	2023	2022
Expected provision at statutory rate	21.0%	21.0%	21.0%
Difference resulting from:
Tax exempt interest income, net of disallowance	(1.8)	(1.9)	(1.7)
Increase in value of bank owned life insurance assets	(0.8)	(0.8)	(0.8)
Stock-based compensation	0.1	(0.2)	(0.2)
State income taxes, net of federal benefits	1.5	1.2	1.1
Changes in valuation allowance	0.1	0.2	0.7
Federal benefit of state deferred tax asset revaluation	—	—	(0.8)
Other	0.2	0.3	0.3
Effective tax rate	20.3%	19.8%	19.6%

Retained earnings included $6.0 million at December 31, 2024, 2023 and 2022, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.

At December 31, 2024 and 2023, the Corporation had no material unrecognized tax benefits or accrued interest and penalties recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the Commonwealth of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2021.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.

The Corporation has a state net operating loss carry-forward of $108.7 million which will begin to expire in 2025 if not utilized. A valuation allowance at December 31, 2024 and 2023 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation's deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses, loans and leases	$19,447	$18,838
Deferred compensation	1,693	1,795
Actuarial adjustments on retirement benefits*	1,715	3,126
State net operating losses	4,285	3,778
Other-than-temporary impairments on equity securities	—	99
Net unrealized holding losses on securities available-for-sale and swaps*	9,984	10,342
Lease liability	7,029	7,687
Other deferred tax assets	2,775	2,577
Gross deferred tax assets	46,928	48,242
Valuation allowance	(3,959)	(3,527)
Total deferred tax assets, net of valuation allowance	42,969	44,715
Deferred tax liabilities:
Mortgage servicing rights	1,350	1,885
Retirement plans	4,768	4,719
Deferred loan fees and costs	1,549	1,539
Acquisition-related fair value adjustments	554	779
Intangible assets	4,843	4,349
Depreciation	1,123	1,534
Right of use asset	6,369	7,013
Other deferred tax liabilities	1,118	1,104
Total deferred tax liabilities	21,674	22,922
Net deferred tax assets	$21,295	$21,793
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 13. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$48,777	$47,279	$2,209	$2,524
Service cost	565	532	56	76
Interest cost	2,383	2,365	108	129
Actuarial (loss) gain	(2,225)	1,436	(301)	(427)
Benefits paid	(4,730)	(2,835)	(86)	(93)
Benefit obligation at end of year	$44,770	$48,777	$1,986	$2,209

Change in plan assets:
Fair value of plan assets at beginning of year	$54,348	$49,399	$—	$—
Actual return on plan assets	7,002	7,627	—	—
Benefits paid	(4,730)	(2,835)	(86)	(93)
Employer contribution and non-qualified benefit payments	157	157	86	93
Fair value of plan assets at end of year	$56,777	$54,348	$—	$—
Funded status	12,007	5,571	(1,986)	(2,209)
Unrecognized net actuarial loss (gain)	9,265	15,715	(1,015)	(784)
Net amount recognized	$21,272	$21,286	$(3,001)	$(2,993)

The net actuarial loss (gain) for December 31, 2024 and 2023 was the result of changes in the discount rate, interest crediting rate, cash balance conversion rate and driven by greater than expected compensation increases for certain active participants and active participants working past normal retirement date.

Components of net periodic benefit cost (income) were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2024	2023	2022	2024	2023	2022
Service cost	$565	$532	$558	$56	$76	$123
Interest cost	2,383	2,365	1,573	108	129	96
Expected loss on plan assets	(3,478)	(3,056)	(3,756)	—	—	—
Amortization of net actuarial loss (gain)	700	1,001	817	(113)	(16)	56
Net periodic benefit cost (income)	$170	$842	$(808)	$51	$189	$275

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the consolidated statement of income.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2025:
Amortization (accretion) of net actuarial loss (gain)	$251	$(102)

During 2025, the Corporation expects to contribute approximately $156 thousand to the Retirement Plans and approximately $107 thousand to Other Postretirement Benefit Plans.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2025	$3,202	$107
2026	3,270	112
2027	3,297	117
2028	3,328	121
2029	3,365	128
Years 2030-2034	16,818	680
Total	$33,280	$1,265
Weighted-average assumptions used to determine benefit obligations at December 31, 2024 and 2023 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2024	2023	2024	2023
Assumed discount rate	5.6%	5.0%	5.6%	5.0%
Assumed salary increase rate	3%-6%	3%-6%	—	—

The benefit obligation for all plans at December 31, 2024 was based on the Pri-2012 White Collar Dataset Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate is based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2024 and 2023 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2024	2023	2024	2023
Assumed discount rate	5.0%	5.2%	5.0%	5.2%
Assumed long-term rate of investment return	6.5%	6.5%	—	—
Assumed salary increase rate	3%-6%	3%-6%	—	—
Assumed cash balance interest crediting rate	5.6%	4.8%	—	—

The net periodic costs for the years ended December 31, 2024 and 2023 was based on the Pri-2012 White Collar Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate was based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. Historical investment returns was the basis used to determine the overall expected long-term rate of return on assets. The assumed salary increase rate considers available service years from the valuation date through the participant's normal retirement date.

The Corporation's pension plan asset allocation at December 31, 2024 and 2023, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2024	2023
Asset Category:
Equity securities	60%	64%
Debt securities	38	34
Other	2	2
Total	100%	100%

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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2024	2023
Level 1:
Mutual funds	$35,030	$35,554
Short-term investments	1,042	1,208
U.S. treasury bonds	1,641	243
Level 2:
U.S. government obligations	7,427	7,699
Corporate bonds	9,855	6,937
Certificates of deposit	1,782	2,707
Total fair value of plan assets	$56,777	$54,348

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan was $2.2 million for the years ended December 31, 2024 and 2023, and $2.1 million for the year ended December 31, 2022.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan ("SNQPP"), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. The Corporation recorded expense of $46 thousand and $174 thousand for the SNQPP for the years ended December 31, 2024 and 2022, respectively, and income of $15 thousand for the year ended December 31, 2023.

Note 14. Stock-Based Incentive Plan

On April 26, 2023, the 2023 Equity Incentive Plan (the "Plan") was approved by shareholders. This Plan replaced the Amended and Restated Univest 2013 Long-Term Incentive Plan (the "2013 Plan"), which expired in April 2023. No new grants are permitted under the 2013 Plan. However, certain options and restricted stock units granted under the 2013 Plan remain outstanding.

Under the Plan, the Corporation may grant up to 1,200,000 options and restricted stock awards and units to employees and non-employee directors, subject to adjustment, as described in the Plan. The Plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years. There were 930,666 shares available for future grants at December 31, 2024 under the Plan. At December 31, 2024, there were 127,782 options to purchase common stock and 501,679 nonvested restricted stock units outstanding under the Plan and the 2013 Plan.

The following is a summary of the Corporation's stock option activity and related information for the year ended December 31, 2024:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2024
Outstanding at December 31, 2023	269,914	$26.14
Forfeited	(11,322)	28.31
Exercised	(130,810)	24.40
Outstanding at December 31, 2024	127,782	27.72	2.6	$229
Exercisable at December 31, 2024	127,782	27.72	2.6	229

The Corporation did not grant any stock options during the years ended December 31, 2024, 2023 or 2022.

The following is a summary of nonvested restricted stock units at December 31, 2024 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2023	392,548	$26.54
Granted	277,134	19.81
Added by performance factors	10,125	28.42
Vested	(152,875)	27.56
Cancelled/forfeited	(25,253)	24.18
Nonvested stock units at December 31, 2024	501,679	22.67

Certain information regarding restricted stock units is summarized below for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Restricted stock units granted	277,134	217,929	186,360
Weighted average grant date fair value	$19.81	$24.88	$28.06
Intrinsic value of units granted	$5,490	$5,423	$5,229
Restricted stock units vested	152,875	181,508	124,167
Weighted average grant date fair value	$27.56	$22.21	$23.53
Intrinsic value of units vested	$3,031	$4,512	$3,519
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at December 31, 2024 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$5,781	1.8

The following table presents information related to the Corporation's compensation expense related to its stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Stock-based compensation expense:
Restricted stock units	$4,615	$4,194	$4,120
Employee stock purchase plan	91	104	100
Total	$4,706	$4,298	$4,220
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$1,041	$702	$666

There were no significant modifications or accelerations to options, restricted stock awards or restricted stock units from 2022 through 2024.

Note 15. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(1,216)	$(159)	$(14,978)	$(16,353)
Other comprehensive loss	(38,850)	(6,672)	(229)	(45,751)
Balance, December 31, 2022	(40,066)	(6,831)	(15,207)	(62,104)
Other comprehensive income	5,745	2,265	3,448	11,458
Balance, December 31, 2023	(34,321)	(4,566)	(11,759)	(50,646)
Other comprehensive (loss) income	(796)	1,397	5,306	5,907
Reclassification adjustment recorded in earnings (1)	—	747	—	747
Balance, December 31, 2024	$(35,117)	$(2,422)	$(6,453)	$(43,992)
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.

Note 16. Leases

The following table provides information with respect to the Corporation's operating leases:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$4,179	$4,152
Short-term lease cost	17	13
Total lease cost	$4,196	$4,165
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$4,262	$3,890

	At December 31, 2024	At December 31, 2023
Weighted-average remaining lease term in years	10.8	11.4
Weighted-average discount rate	3.97%	3.92%

At December 31, 2024, maturities of lease liabilities are as follows:

Year	(Dollars in thousands)	Amount
2025		$4,293
2026		4,273
2027		4,079
2028		3,714
2029		3,371
Thereafter		19,655
Total lease payments		39,385
Less: imputed interest		(7,900)
Present value of lease liabilities		$31,485

Note 17. Commitments and Contingencies

Lending Operations

Commitments to extend credit, performance letters of credit, standby letters of credit, and other letters of credit are financial instruments issued by the Corporation to accommodate the financial needs of our customers. The Corporation uses the same credit policies in issuing these financial instruments as it does for on-balance sheet financial instruments, including obtaining collateral when management's credit assessment of the customer deems it necessary. These financial instruments generally have fixed expiration dates and historically most of these financial instruments expire without being drawn upon. The Corporation maintains a reserve for off-balance sheet credit exposures that are currently unfunded.

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.

Performance letters of credit and standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The Corporation's exposure to credit loss is essentially the same as the risk involved in extending loans to customers. At December 31, 2024, the maximum potential amount of future payments under letters of credit was $65.6 million. The carrying amount of the contingent obligation at December 31, 2024 was $323 thousand.

The following schedule summarizes the Corporation's off-balance sheet financial instruments at December 31, 2024:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,791,589
Performance letters of credit	25,661
Financial standby letters of credit	39,910

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2024, the reserve for sold mortgages was $357 thousand.

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap pursuant to the termination clause. The Corporation incurred an unwind fee of $4.0 million, of which $946 thousand was reclassified to earnings as a reduction to interest income since termination. Additionally, unamortized origination and third-party fees totaled $198 thousand at December 31, 2024. The remaining $3.3 million will be amortized into interest income over the remaining 16 months of the original swap.

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

At December 31, 2024, the Corporation had exposure to 135 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $860.4 million and remaining maturities ranging from 4 months to 10 years. At December 31, 2024, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $67 thousand. At December 31, 2024, the fair value of the swaps to the customers was a net gain of $56.6 million. At December 31, 2024, the Corporation's credit exposure related to the customer totaled $959 thousand.

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

Derivatives Tables

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2024 and 2023. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2024
Total	$—		$—		$—
At December 31, 2023
Interest rate swap - cash flow hedge	$250,000		$—	Other liabilities	$5,779
Total	$250,000		$—		$5,779

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2024 and 2023:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2024
Credit derivatives	$860,423		$—	Other liabilities	$67
Interest rate locks with customers	23,291	Other assets	214		—
Forward loan sale commitments	39,944	Other assets	12		—
Total	$923,658		$226		$67
At December 31, 2023
Credit derivatives	$862,756		$—	Other liabilities	$186
Interest rate locks with customers	21,174	Other assets	717		—
Forward loan sale commitments	32,811		—	Other liabilities	427
Total	$916,741		$717		$613

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2024	2023	2022
Interest rate swaps—cash flow hedge—net interest payments	Interest income	$(3,747)	$(5,593)	$521
Reclassification adjustment included in earnings (1)	Interest income	(946)	—	—
Total net (loss) gain		$(4,693)	$(5,593)	$521
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2024	2023	2022
Credit derivatives	Other noninterest income	$562	$1,167	$2,871
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(503)	597	(646)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	439	(456)	(58)
Total net gain		$498	$1,308	$2,167

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2024 and 2023:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2024	2023
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$(2,422)	$(4,566)
Total		$(2,422)	$(4,566)
(1) The interest rate swap was terminated on August 2, 2024. This after-tax amount will be reclassified to earnings as a reduction to interest income over the remaining 16 months of the original swap.
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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation's review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service's evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2024.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023, classified using the fair value hierarchy:

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
State and political subdivisions	$—	$1,295	$—	$1,295
Residential mortgage-backed securities	—	283,381	—	283,381
Collateralized mortgage obligations	—	1,685	—	1,685
Corporate bonds	—	71,000	—	71,000
Total available-for-sale securities	—	357,361	—	357,361
Equity securities:
Money market mutual funds	2,506	—	—	2,506
Total equity securities	2,506	—	—	2,506
Loans held for sale	—	16,653	—	16,653
Interest rate locks with customers*	—	214	—	214
Forward loan sale commitments*	—	12	—	12
Total assets	$2,506	$374,240	$—	$376,746
Liabilities:
Contingent consideration liability	$—	$—	$635	$635
Credit derivatives*	—	—	67	67
Total liabilities	$—	$—	$702	$702
*Such financial instruments are recorded at fair value as further described in Note 18, "Derivative Instruments and Hedging Activities."
The $67 thousand of credit derivatives liability represents the Credit Valuation Adjustment ("CVA"), which is obtained from real-time financial market data, of 135 interest rate swaps with a current notional amount of $860.4 million. The December 31, 2024, CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the year ended December 31, 2024, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $635 thousand at December 31, 2024. The remaining potential cash payment that could result from the contingent consideration arrangement for the Sheaffer acquisition range from $0 to a maximum of $635 thousand through the measurement period ended November 30, 2024, to be made in the first quarter of 2025.

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
The $186 thousand of credit derivatives liability represents the CVA, which is obtained from real-time financial market data, of 133 interest rate swaps with a current notional amount of $862.8 million. The December 31, 2023 CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the acquisition was $1.2 million, which was calculated using a discount rate of 8.3% on the acquisition date. During the year ended December 31, 2023, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The remaining potential cash payments that could result from the contingent consideration arrangement for the Sheaffer acquisition ranges from $0 to a maximum of $1.3 million through the period ended November 30, 2024.

The following table includes a rollforward of loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Payments received	Increase in value	Balance at December 31, 2024
Credit derivatives	(186)	(443)	—	562	(67)
Net total	$(186)	$(443)	$—	$562	$(67)

	For the Year Ended December 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Additions	Payments received	Increase in value	Balance at December 31, 2023
Credit derivatives	(360)	(988)	—	1,162	(186)
Net total	$(360)	$(988)	$—	$1,162	$(186)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$46	$635
Total contingent consideration liability	$1,224	$635	$46	$635

	For the Year Ended December 31, 2023
(Dollars in thousands)	Balance at December 31, 2022	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2023
Paul I. Sheaffer Insurance Agency	1,765	635	94	1,224
Total contingent consideration liability	$1,765	$635	$94	$1,224

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2024 and 2023:

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,111	$10,111
Other real estate owned	—	—	20,141	20,141
Repossessed assets	—	—	76	76
Total	$—	$—	$30,328	$30,328

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$18,960	$18,960
Other real estate owned	—	—	19,032	19,032
Total	$—	$—	$37,992	$37,992

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation's consolidated balance sheet but for which the fair value is required to be disclosed at December 31, 2024 and 2023. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$328,844	$—	$—	$328,844	$328,844
Held-to-maturity securities	—	115,007	—	115,007	134,111
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	38,980
Net loans and leases held for investment	—	—	6,586,054	6,586,054	6,729,381
Servicing rights	—	—	12,710	12,710	6,990
Total assets	$328,844	$115,007	$6,598,764	$7,042,615	$7,238,306
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,305,553	$—	$—	$5,305,553	$5,305,553
Time deposits	—	1,458,774	—	1,458,774	1,453,706
Total deposits	5,305,553	1,458,774	—	6,764,327	6,759,259
Short-term borrowings	11,181	—	—	11,181	11,181
Long-term debt	—	225,475	—	225,475	225,000
Subordinated notes	—	147,500	—	147,500	149,261
Total liabilities	$5,316,734	$1,831,749	$—	$7,148,483	$7,144,701

	At December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$249,799	$—	$—	$249,799	$249,799
Held-to-maturity securities	—	128,277	—	128,277	145,777
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	40,499
Net loans and leases held for investment	—	—	6,290,455	6,290,455	6,462,867
Servicing rights	—	—	17,724	17,724	8,982
Total assets	$249,799	$128,277	$6,308,179	$6,686,255	$6,907,924
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,221,989	$—	$—	$5,221,989	$5,221,989
Time deposits	—	1,153,775	—	1,153,775	1,153,792
Total deposits	5,221,989	1,153,775	—	6,375,764	6,375,781
Short-term borrowings	6,306	—	—	6,306	6,306
Long-term debt	—	310,817	—	310,817	310,000
Subordinated notes	—	140,500	—	140,500	148,761
Total liabilities	$5,228,295	$1,605,092	$—	$6,833,387	$6,840,848

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2024, individually analyzed loans held for investment had a carrying amount of $12.1 million with a valuation allowance of $1.9 million. At December 31, 2023, individually analyzed loans held for investment had a carrying amount of $20.7 million with a valuation allowance of $1.8 million. The Corporation had no individually analyzed leases at December 31, 2024 or 2023.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2024, servicing rights had a net carrying amount of $7.0 million, which included a valuation allowance of $7 thousand. At December 31, 2023, servicing rights had a net carrying amount of $9.1 million, which included a valuation allowance of $98 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performed its annual test of goodwill for impairment during the fourth quarter of 2024 and concluded there was no impairment of goodwill. There was no impairment of goodwill recorded in 2022 or 2023. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2024 and concluded there was no impairment of other intangible assets. There was no impairment of other identifiable intangible assets recorded in 2022 or 2023.

Other real estate owned: Other real estate owned ("OREO") represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. At December 31, 2024 and 2023, OREO had a carrying amount of $20.1 million and $19.0 million, respectively. During the year ended December 31, 2024, one residential real estate property with a carrying value of $156 thousand and one commercial real estate property with a carrying value of $252 thousand were transferred to OREO. Additionally, during the year ended December 31, 2024, $824 thousand in capitalized costs were recorded related to an existing property. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the consolidated balance sheet. At December 31, 2024, repossessed assets had a carrying amount of $76 thousand. During the year ended December 31, 2024, repossessed assets totaling $68 thousand were sold. The Corporation had no repossessed assets at December 31, 2023. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Subordinated notes: The fair value of the subordinated notes are estimated by discounting the principal balance using indicative pricing for the term to the call date as the Corporation has the option to call the subordinated notes. The subordinated notes are classified within Level 2 in the fair value hierarchy.
Note 20. Share Repurchase Plan

The Corporation may repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operation. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the program at any time. On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. On October 23, 2024, the Corporation's Board of Directors approved the repurchase of an additional 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2024. During the years ended December 31, 2024, 2023 and 2022, the Corporation repurchased 802,535, 26,485 and 450,000 shares, respectively, of common stock at a cost of $18.9 million, $462 thousand and $11.4 million, respectively, under the Corporation's share repurchase program. At December 31, 2024, there were 1,400,154 shares available to be repurchased under the programs.

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

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements for 2024.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2024 and December 31, 2023 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$999,073	14.19%	$563,074	8.00%	$703,842	10.00%
Bank	843,245	12.03	560,778	8.00	700,972	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	422,305	6.00	563,074	8.00
Bank	757,380	10.80	420,583	6.00	560,778	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	316,729	4.50	457,497	6.50
Bank	757,380	10.80	315,438	4.50	455,632	6.50
Tier 1 Capital (to Average Assets):
Corporation	763,947	9.51	321,439	4.00	401,799	5.00
Bank	757,380	9.45	320,674	4.00	400,843	5.00
At December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$953,889	13.90%	$549,160	8.00%	$686,450	10.00%
Bank	810,449	11.86	546,782	8.00	683,478	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	411,870	6.00	549,160	8.00
Bank	731,799	10.71	410,087	6.00	546,782	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	726,478	10.58	308,903	4.50	446,193	6.50
Bank	731,799	10.71	307,565	4.50	444,260	6.50
Tier 1 Capital (to Average Assets):
Corporation	726,478	9.36	310,520	4.00	388,150	5.00
Bank	731,799	9.45	309,753	4.00	387,191	5.00

At December 31, 2024 and December 31, 2023, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At December 31, 2024, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank's category.

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

Additionally, in March 2020, the Office of the Comptroller of the Currency, the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation announced the 2020 CECL interim final rule ("IFR") designed to allow eligible firms to better focus on supporting lending to creditworthy households and businesses in light of the then-recent strains on the U.S. economy as a result of the coronavirus ("COVID-19"). The 2020 CECL IFR allowed corporations that adopted CECL before December 31, 2020 to defer 100 percent of the day-one transitional amounts described above through December 31, 2021 for regulatory capital purposes. Additionally, the 2020 CECL IFR allowed electing firms to defer through December 31, 2021 the approximate portion of the post day-one allowance attributable to CECL relative to the incurred loss methodology. This is calculated by applying a 25% scaling factor to the CECL provision.

The Corporation adopted the transition guidance and the 2020 CECL IFR relief and applied these effects to regulatory capital.

Dividends and Other Restrictions

The primary sources of the Corporation's dividends paid to its shareholders is from cash held at the Corporation and the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2025 without approval of the Federal Reserve Board of Governors of approximately $91.3 million plus an additional amount equal to the Bank's net profits for 2025 up to the date of any such dividend declaration.

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

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2024:

(Dollars in thousands)
Balance at January 1, 2024	$—
Additions	40
Amounts collected and other reductions	(5)
Balance at December 31, 2024	$35

The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2024
Commitments to extend credit	$130
Deposits received	627

Note 23. Segment Reporting

At December 31, 2024, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance, which were determined by the Chief Executive Officer ("CEO"), who is the designated Chief Operating Decision Maker ("CODM") of the Corporation. The CEO determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. The CEO is responsible for allocating resources and assessing the performance of the Corporation based on each reportable business segment, and regularly receives information from the reportable segment managers. These segments represent how the Corporation strategically operates and has positioned itself in the marketplace. The parent holding company and intercompany eliminations are included in the "Other" segment. The accounting policies of the reportable segments are the same as those described in Note 1. Summary of Significant Accounting Policies.

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
●
The Wealth Management segment offers investment advisory, financial planning and trust and brokerage services. The Wealth Management segment serves a diverse client base of private families and individuals, municipal pension plans, retirement plans, trusts and guardianships.

●	The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, employee benefit solutions, personal insurance lines and human resources consulting.
Each reportable segment manager receives a monthly management report containing current-month and year-to-date actual and budgeted income statement data, which reflects the segments interest income, interest expense, provision for credit losses, noninterest income, noninterest expense, and income before taxes. Income before taxes is the most important measurement used by the segment managers, Chief Operating Officer, Chief Financial Officer and CEO to assess performance of the segments and the Corporation as a whole.

The monthly management reports and results are regularly reviewed by the segment managers and the CEO. In addition, the CEO regularly meets with the segment managers to discuss operating results, forecasts and business issues. The CEO uses total revenue and noninterest expense for each segment predominantly in the annual budget and forecasting process. The CEO considers budget-to-actual variances on a quarterly basis for both measures when making decisions about the allocation of operating and capital resources to each segment. Accordingly, significant operating decisions are based upon analysis of each of these segments.

Information About Significant Segment Expenses

The significant segment expenses are regularly provided to the CEO and included in the reported measure of the segment's profit and loss. The Corporation considered relevant qualitative and quantitative factors when determining whether these segment expense categories and amounts were significant.

The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to consolidated financial information for the years ended December 31, 2024, 2023 and 2022.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2024
Interest income	$412,264	$73	$—	$18	$412,355
Interest expense	192,060	—	—	9,125	201,185
Net interest income (expense)	220,204	73	—	(9,107)	211,170
Noninterest income	35,480	29,909	22,471	195	88,055
Total revenue	255,684	29,982	22,471	(8,912)	299,225
Provision for credit losses	5,933	—	—	—	5,933
Less: (1)
Salaries, benefits and commissions	74,561	17,912	13,578	17,694	123,745
Net occupancy	9,446	316	614	649	11,025
Equipment	4,039	40	96	278	4,453
Data processing	12,866	1,417	544	2,129	16,956
Professional fees	3,278	616	57	2,451	6,402
Marketing and advertising	834	158	53	1,128	2,173
Deposit insurance premiums	4,432	—	—	—	4,432
Intangible expense	267	—	427	—	694
Other segment items (2)	20,922	2,594	661	3,935	28,112
Intersegment expense (revenue) (3)	22,984	846	711	(24,541)	—
Income (expense) before income taxes	$96,122	$6,083	$5,730	$(12,635)	$95,300
Net capital expenditures	$449	$14	$75	$199	$737

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2023
Interest income	$371,625	$67	$—	$38	$371,730
Interest expense	142,608	—	—	9,125	151,733
Net interest income (expense)	229,017	67	—	(9,087)	219,997
Noninterest income	28,414	26,804	21,501	105	76,824
Total revenue	257,431	26,871	21,501	(8,982)	296,821
Provision for credit losses	10,770	—	—	—	10,770
Less: (1)
Salaries, benefits and commissions	74,933	15,790	13,283	16,182	120,188
Net occupancy	9,219	278	599	590	10,686
Equipment	3,769	44	88	231	4,132
Data processing	12,914	1,361	527	1,997	16,799
Professional fees	3,584	903	22	2,632	7,141
Marketing and advertising	1,251	166	70	693	2,180
Deposit insurance premiums	4,825	—	—	—	4,825
Intangible expenses	390	—	548	—	938
Restructuring charges	1,519	—	—	—	1,519
Other segment items (2)	20,067	2,828	757	5,302	28,954
Intersegment expense (revenue) (3)	23,912	459	486	(24,857)	—
Income (expense) before income taxes	$90,278	$5,042	$5,121	$(11,752)	$88,689
Net capital expenditures	$4,193	$19	$156	$479	$4,847

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2022
Interest income	$252,136	$20	$—	$37	$252,193
Interest expense	28,098	—	—	5,798	33,896
Net interest income (expense)	224,038	20	—	(5,761)	218,297
Noninterest income	30,342	27,695	19,930	(82)	77,885
Total revenue	254,380	27,715	19,930	(5,843)	296,182
Provision for credit losses	12,198	—	—	—	12,198
Less: (1)
Salaries, benefits and commissions	68,867	14,215	12,959	19,765	115,806
Net occupancy	8,684	244	600	665	10,193
Equipment	3,548	53	89	214	3,904
Data processing	11,764	1,111	555	1,785	15,215
Professional fees	4,897	490	65	3,880	9,332
Marketing and advertising	1,623	120	61	658	2,462
Deposit insurance premiums	3,075	—	—	—	3,075
Intangible expenses	514	96	683	—	1,293
Restructuring charges	184	—	—	—	184
Other segment items (2)	18,608	2,637	735	3,330	25,310
Intersegment expense (revenue) (3)	26,942	843	889	(28,674)	—
Income (expense) before income taxes	$93,476	$7,906	$3,294	$(7,466)	$97,210
Net capital expenditures	$(2,474)	$534	$82	$234	$(1,624)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2) Other segment items for each reportable segment includes:
Banking - loan and lease financing related fees, deposit and card service fees, and certain overhead expenses.
Wealth Management - referral fees, clearing broker fees, and certain overhead expenses.
Insurance - certain overhead expenses.
Other - Board of Director fees, retirement costs, and certain overhead expenses.
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.
The following tables show significant components of segment net assets as of December 31, 2024 and 2023.

	At December 31, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$247,023	$50,149	$31,672	$—	$328,844
Loans and leases, including loans held for sale, net of allowance for credit losses	6,756,145	—	—	—	6,756,145
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	839,359	3,485	2,828	22,246	867,918
Total segment assets	$7,981,003	$69,068	$56,100	$22,246	$8,128,417

	At December 31, 2023
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$177,794	$44,618	$27,066	$321	$249,799
Loans and leases, including loans held for sale, net of allowance for credit losses	6,493,464	—	—	—	6,493,464
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	841,630	2,453	(131)	17,903	861,855
Total segment assets	$7,651,364	$62,505	$48,535	$18,224	$7,780,628

Note 24. Revenue from Contracts with Customers

The following tables disaggregate the Corporation's revenue by major source and reportable segment for the years ended December 31, 2024, 2023 and 2022.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2024
Net interest income (1)	$220,204	$73	$—	$(9,107)	$211,170

Noninterest income:
Trust fee income	—	8,491	—	—	8,491
Service charges on deposit accounts	8,082	—	—	—	8,082
Investment advisory commission and fee income	—	21,208	—	—	21,208
Insurance commission and fee income	—	—	22,349	—	22,349
Other service fee income (2)	14,415	210	122	—	14,747
Bank owned life insurance income (1)	3,739	—	—	122	3,861
Net gain on sales of investment securities (1)	18	—	—	—	18
Net gain on mortgage banking activities (1)	5,265	—	—	—	5,265
Other income (2)	3,961	—	—	73	4,034
Total noninterest income	$35,480	$29,909	$22,471	$195	$88,055

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2023
Net interest income (1)	$229,017	$67	$—	$(9,087)	$219,997

Noninterest income:
Trust fee income	—	7,732	—	—	7,732
Service charges on deposit accounts	7,048	—	—	—	7,048
Investment advisory commission and fee income	—	18,864	—	—	18,864
Insurance commission and fee income	—	—	21,043	—	21,043
Other service fee income (2)	11,715	208	458	—	12,381
Bank owned life insurance income (1)	3,067	—	—	118	3,185
Net gain on mortgage banking activities (1)	3,689	—	—	—	3,689
Other income (2)	2,895	—	—	(13)	2,882
Total noninterest income	$28,414	$26,804	$21,501	$105	$76,824

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2022
Net interest income (1)	$224,038	$20	$—	$(5,761)	$218,297

Noninterest income:
Trust fee income	—	7,743	—	—	7,743
Service charges on deposit accounts	6,175	—	—	—	6,175
Investment advisory commission and fee income	—	19,748	—	—	19,748
Insurance commission and fee income	—	—	19,065	—	19,065
Other service fee income (2)	11,356	204	865	—	12,425
Bank owned life insurance income (1)	3,672	—	—	115	3,787
Net gain on sales of investment securities (1)	30	—	—	—	30
Net gain on mortgage banking activities (1)	4,412	—	—	—	4,412
Other income (2)	4,697	—	—	(197)	4,500
Total noninterest income	$30,342	$27,695	$19,930	$(82)	$77,885
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

Note 25. Condensed Financial Information - Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2024	2023
Assets:
Cash	$132,643	$117,345
Interest-earning deposits with other banks	—	321
Cash and cash equivalents	132,643	117,666
Investments in securities	—	763
Investments in subsidiaries, at equity in net assets:
Bank	887,188	856,289
Non-banks	—	—
Other assets	22,247	17,139
Total assets	$1,042,078	$991,857
Liabilities:
Subordinated notes	$149,261	$148,761
Other liabilities	5,516	3,888
Total liabilities	154,777	152,649
Shareholders' equity:	887,301	839,208
Total liabilities and shareholders' equity	$1,042,078	$991,857

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2024	2023	2022
Dividends from Bank	$56,283	$18,386	$23,303
Dividends from non-bank	—	—	—
Other income	24,754	25,000	28,630
Total operating income	81,037	43,386	51,933
Interest expense	9,125	9,125	5,798
Operating expenses	28,266	27,627	30,297
Income before income tax benefit and equity in undistributed income of subsidiaries	43,646	6,634	15,838
Income tax benefit	(2,733)	(2,751)	(1,983)
Income before equity in undistributed income of subsidiaries	46,379	9,385	17,821
Equity in undistributed income of subsidiaries:
Bank	29,552	61,719	60,299
Non-banks	—	—	—
Net income	$75,931	$71,104	$78,120

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2024	2023	2022
Cash flows from operating activities:
Net income	$75,931	$71,104	$78,120
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(29,552)	(61,719)	(60,299)
Bank owned life insurance income	(122)	(118)	(116)
Depreciation of premises and equipment	355	342	346
Stock based compensation	4,615	4,194	4,120
Contributions to pension and other postretirement benefit plans	(243)	(250)	(252)
(Increase) decrease in other assets	(6,198)	(4,526)	7,561
Increase (decrease) in other liabilities	8,999	2,975	(4,256)
Net cash provided by operating activities	53,785	12,002	25,224
Cash flow from investing activities:
Investments in subsidiaries	—	—	(10,000)
Proceeds from sales of securities	409	—	1
Other, net	(199)	(478)	(272)
Net cash provided by (used in) investing activities	210	(478)	(10,271)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	—	49,051
Payment for shares withheld to cover taxes on vesting of restricted stock units	(873)	(1,232)	(903)
Purchases of treasury stock	(18,882)	(462)	(11,381)
Stock issued under dividend reinvestment and employee stock purchase plans	2,384	2,565	2,541
Proceeds from exercise of stock options	3,195	115	698
Cash dividends paid	(24,842)	(25,050)	(24,607)
Net cash (used in) provided by financing activities	(39,018)	(24,064)	15,399
Net increase (decrease) in cash and due from financial institutions	14,977	(12,540)	30,352
Cash and cash equivalents at beginning of year	117,666	130,206	99,854
Cash and cash equivalents at end of period	$132,643	$117,666	$130,206
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,625	$8,625	$5,000
Income tax, net of refunds received	18,012	15,266	10,989

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2024, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management concluded that, as of December 31, 2024, the Corporation's internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation's consolidated financial statements as of and for the year ended December 31, 2024 and the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2024, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting

We have audited Univest Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
February 24, 2025

Item 9B.     Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation's definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 24, 2025 (2025 Proxy), under the headings: "Election of Directors," "Delinquent Section 16(a) Reports," "The Board, the Board's Committees and Their Functions," and "Audit Committee."

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

Item 11.     Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation's 2025 Proxy under the headings: "The Board, the Board's Committees and Their Functions," "Executive Compensation," "Compensation Committee Report," and "Director Compensation."

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation's 2025 Proxy under the heading, "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation maintains the 2023 Equity Incentive Plan under which the Corporation may grant options and share awards to employees and non-employee directors up to the initial authorized amount of 1,200,000 shares of common stock.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	127,782	$27.72	930,666
Equity compensation plan not approved by security holders	—	—	—
Total	127,782	$27.72	930,666

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation's 2025 Proxy under the headings, "The Board, the Board's Committees and Their Functions" and "Related Party Transactions."

Item 14.     Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation's 2025 Proxy under the headings: "Audit Committee" and "Independent Registered Public Accounting Firm Fees."

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

(10.7)*	2025 Executive Incentive Compensation Plan
(19)	Insider Trading Policy
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
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

(97.1)	Univest Financial Corporation Incentive Compensation Clawback Policy incorporated by reference to Exhibit 97.1 of Form 10-K, filed with the SEC on February 26, 2024.
(101)	The following financial statements from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
(104)	The cover page from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

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
February 24, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2025

/s/ BRIAN J. RICHARDSON Brian J. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2025

/s/ JOSEPH P. BEEBE Joseph P. Beebe	Director	February 24, 2025

/s/ TODD S. BENNING Todd S. Benning	Director	February 24, 2025

/s/ DOMENICK A. CAMA Domenick A. Cama	Director	February 24, 2025

/s/ MARTIN P. CONNOR Martin P. Connor	Director	February 24, 2025

/s/ SUZANNE KEENAN Suzanne Keenan	Director	February 24, 2025

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 24, 2025

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 24, 2025

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 24, 2025

/s/ ANNE VAZQUEZ Anne Vazquez	Director	February 24, 2025

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 24, 2025

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 24, 2025