Form 10-Q
period 2025-03-31
UNIVEST FINANCIAL Corp
filed 2025-04-29
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	28,880,154
(Title of Class)	(Number of shares outstanding at April 28, 2025)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At March 31, 2025	At December 31, 2024
ASSETS
Cash and due from banks	$73,319	$75,998
Interest-earning deposits with other banks	95,815	252,846
Cash and cash equivalents	169,134	328,844
Investment securities held-to-maturity (fair value $114,427 and $115,007 at March 31, 2025 and December 31, 2024, respectively)	130,889	134,111
Investment securities available-for-sale (amortized cost $402,633 and $402,651, net of allowance for credit losses of $746 and $839 at March 31, 2025 and December 31, 2024, respectively)	364,503	357,361
Investments in equity securities	1,667	2,506
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	35,732	38,980
Loans held for sale	13,150	16,653
Loans and leases held for investment	6,833,037	6,826,583
Less: Allowance for credit losses, loans and leases	(87,790)	(87,091)
Net loans and leases held for investment	6,745,247	6,739,492
Premises and equipment, net	47,175	46,671
Operating lease right-of-use assets	27,182	28,531
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	8,061	8,309
Bank owned life insurance	139,482	139,351
Accrued interest receivable and other assets	117,435	112,098
Total assets	$7,975,167	$8,128,417
LIABILITIES
Noninterest-bearing deposits	$1,433,995	$1,414,635
Interest-bearing deposits	5,224,503	5,344,624
Total deposits	6,658,498	6,759,259
Short-term borrowings	4,031	11,181
Long-term debt	175,000	225,000
Subordinated notes	149,386	149,261
Operating lease liabilities	30,062	31,485
Accrued interest payable and other liabilities	54,718	64,930
Total liabilities	7,071,695	7,241,116
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2025 and December 31, 2024; 31,556,799 shares issued at March 31, 2025 and December 31, 2024; 28,962,648 and 29,045,877 shares outstanding at March 31, 2025 and December 31, 2024, respectively	157,784	157,784
Additional paid-in capital	300,634	302,829
Retained earnings	541,776	525,780
Accumulated other comprehensive loss, net of tax benefit	(37,922)	(43,992)
Treasury stock, at cost; 2,594,151 and 2,510,922 shares at March 31, 2025 and December 31, 2024, respectively	(58,800)	(55,100)
Total shareholders’ equity	903,472	887,301
Total liabilities and shareholders’ equity	$7,975,167	$8,128,417
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2025	2024
Interest income
Interest and fees on loans and leases	$97,346	$92,617
Interest and dividends on investment securities:
Taxable	4,019	3,647
Exempt from federal income taxes	4	12
Interest on deposits with other banks	1,360	1,609
Interest and dividends on other earning assets	687	724
Total interest income	103,416	98,609
Interest expense
Interest on deposits	41,979	41,973
Interest on short-term borrowings	14	5
Interest on long-term debt and subordinated notes	4,642	5,164
Total interest expense	46,635	47,142
Net interest income	56,781	51,467
Provision for credit losses	2,311	1,432
Net interest income after provision for credit losses	54,470	50,035
Noninterest income
Trust fee income	2,161	2,108
Service charges on deposit accounts	2,194	1,871
Investment advisory commission and fee income	5,613	5,194
Insurance commission and fee income	6,889	7,201
Other service fee income	2,707	6,415
Bank owned life insurance income	1,959	842
Net gain on mortgage banking activities	647	939
Other income	245	1,025
Total noninterest income	22,415	25,595
Noninterest expense
Salaries, benefits and commissions	30,826	31,338
Net occupancy	2,853	2,872
Equipment	1,122	1,111
Data processing	4,364	4,495
Professional fees	1,797	1,688
Marketing and advertising	353	416
Deposit insurance premiums	1,151	1,135
Intangible expenses	130	187
Other expense	6,732	6,832
Total noninterest expense	49,328	50,074
Income before income taxes	27,557	25,556
Income tax expense	5,162	5,251
Net income	$22,395	$20,305
Net income per share:
Basic	$0.77	$0.69
Diluted	0.77	0.69
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025			2024
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$27,557	$5,162	$22,395	$25,556	$5,251	$20,305
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	7,160	1,504	5,656	(2,989)	(628)	(2,361)
(Reversal of provision) provision for credit losses	(93)	(20)	(73)	86	18	68
Total net unrealized gains (losses) on available-for-sale investment securities	7,067	1,484	5,583	(2,903)	(610)	(2,293)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	—	—	—	(4,013)	(843)	(3,170)
Less: reclassification adjustment for net losses realized in net income	—	—	—	1,586	333	1,253
Reclassification adjustment recorded in earnings (1)	565	119	446	—	—	—
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	565	119	446	(2,427)	(510)	(1,917)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	52	11	41	147	31	116
Total defined benefit pension plans	52	11	41	147	31	116
Other comprehensive income (loss)	7,684	1,614	6,070	(5,183)	(1,089)	(4,094)
Total comprehensive income	$35,241	$6,776	$28,465	$20,373	$4,162	$16,211

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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301
Net income	—	—	—	22,395	—	—	22,395
Other comprehensive income, net of income tax	—	—	—	—	6,070	—	6,070
Cash dividends declared ($0.21 per share)	—	—	—	(6,088)	—	—	(6,088)
Stock-based compensation	—	—	1,370	(311)	—	—	1,059
Stock issued under dividend reinvestment and employee stock purchase plans	19,136	—	50	—	—	524	574
Vesting of restricted stock units, net of shares withheld to cover taxes	107,895	—	(3,641)	—	—	2,066	(1,575)
Exercise of stock options	11,500	—	26	—	—	254	280
Purchases of treasury stock	(221,760)	—	—	—	—	(6,544)	(6,544)
Balance at March 31, 2025	28,962,648	$157,784	$300,634	$541,776	$(37,922)	$(58,800)	$903,472

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208
Net income	—	—	—	20,305	—	—	20,305
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,094)	—	(4,094)
Cash dividends declared ($0.21 per share)	—	—	—	(6,189)	—	—	(6,189)
Stock-based compensation	—	—	970	(17)	—	—	953
Stock issued under dividend reinvestment and employee stock purchase plans	31,906	—	(5)	—	—	653	648
Vesting of restricted stock units, net of shares withheld to cover taxes	103,169	—	(3,101)	—	—	2,267	(834)
Exercise of stock options	7,788	—	(16)	—	—	166	150
Purchases of treasury stock	(316,665)	—	—	—	—	(6,478)	(6,478)
Balance at March 31, 2024	29,337,919	$157,784	$298,914	$488,790	$(54,740)	$(47,079)	$843,669
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$22,395	$20,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,311	1,432
Depreciation of premises and equipment	1,351	1,341
Net amortization of investment securities premiums and discounts	229	262
Amortization, fair market value adjustments and capitalization of servicing rights	118	3,302
Net gain on mortgage banking activities	(647)	(939)
Bank owned life insurance income	(1,959)	(842)
Stock-based compensation	1,067	1,025
Intangible expenses	130	187
Other adjustments to reconcile net income to cash used in operating activities	(480)	(710)
Originations of loans held for sale	(37,126)	(48,450)
Proceeds from the sale of loans held for sale	41,441	47,981
Contributions to pension and other postretirement benefit plans	(62)	(63)
Increase in accrued interest receivable and other assets	(4,472)	(6,998)
Decrease in accrued interest payable and other liabilities	(8,693)	(6,265)
Net cash provided by operating activities	15,603	11,568
Cash flows from investing activities:
Proceeds from sale of premises and equipment	83	2,440
Purchases of premises and equipment	(1,948)	(1,040)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	3,140	3,308
Proceeds from maturities, calls and principal repayments of securities available-for-sale	11,429	8,628
Purchases of investment securities held-to-maturity	—	(1,100)
Purchases of investment securities available-for-sale	(11,565)	(11,059)
Proceeds from sales of equity securities	1,981	616
Purchases of money market mutual funds	(1,142)	(714)
Net decrease in other investments	3,248	3,105
Net increase in loans and leases	(10,393)	(12,965)
Proceeds from sales of foreclosed / repossessed assets	239	—
Purchases of bank owned life insurance	—	(5,710)
Proceeds from bank owned life insurance	1,828	—
Net cash used in investing activities	(3,100)	(14,491)
Cash flows from financing activities:
Net (decrease) increase in deposits	(100,764)	29,571
Net decrease in short-term borrowings	(7,150)	(1,490)
Repayment of long-term debt	(50,000)	(60,000)
Payment of contingent consideration on acquisitions	(635)	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,575)	(830)
Purchases of treasury stock	(6,544)	(6,478)
Stock issued under dividend reinvestment and employee stock purchase plans	574	648
Proceeds from exercise of stock options	280	150
Cash dividends paid	(6,399)	(6,206)
Net cash used in financing activities	(172,213)	(45,270)
Net decrease in cash and cash equivalents	(159,710)	(48,193)
Cash and cash equivalents at beginning of year	328,844	249,799
Cash and cash equivalents at end of period	$169,134	$201,606

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,547	$45,292
Cash paid for income taxes, net of refunds	70	122

Non cash transactions:
Transfer of loans to other real estate owned	$2,526	$—
Transfer of leases to repossessed assets	17	167
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. This ASU applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. In January 2025, the FASB issued ASU No. 2025-01 to amend the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

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

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2025	2024
Numerator for basic and diluted earnings per share—net income available to common shareholders	$22,395	$20,305
Denominator for basic earnings per share—weighted-average shares outstanding	29,001	29,414
Effect of dilutive securities—stock options and restricted stock units	270	150
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,271	29,564
Basic earnings per share	$0.77	$0.69
Diluted earnings per share	$0.77	$0.69
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	115	263

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at March 31, 2025 and December 31, 2024, by contractual maturity within each type:

	At March 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$949	$—	$(17)	$—	$932
After 5 years to 10 years	10,842	—	(344)	—	10,498
Over 10 years	119,098	—	(16,101)	—	102,997
	130,889	—	(16,462)	—	114,427
Total	$130,889	$—	$(16,462)	$—	$114,427
Securities Available-for-Sale
Residential mortgage-backed securities:
Within 1 year	$13	$—	$—	$—	$13
After 1 year to 5 years	249	—	(5)	—	244
After 5 years to 10 years	10,690	—	(616)	—	10,074
Over 10 years	312,130	521	(32,816)	—	279,835
	323,082	521	(33,437)	—	290,166
Collateralized mortgage obligations:
After 1 year to 5 years	138	—	(3)	—	135
Over 10 years	1,606	—	(111)	—	1,495
	1,744	—	(114)	—	1,630
Corporate bonds:
Within 1 year	7,884	6	(87)	(10)	7,793
After 1 year to 5 years	9,923	42	(175)	(17)	9,773
After 5 years to 10 years	60,000	—	(4,140)	(719)	55,141
	77,807	48	(4,402)	(746)	72,707
Total	$402,633	$569	$(37,953)	$(746)	$364,503

	At December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,114	$—	$(24)	$—	$1,090
After 5 years to 10 years	10,208	—	(450)	—	9,758
Over 10 years	122,789	—	(18,630)	—	104,159
	134,111	—	(19,104)	—	115,007
Total	$134,111	$—	$(19,104)	$—	$115,007
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,300	$—	$(5)	$—	$1,295
	1,300	—	(5)	—	1,295
Residential mortgage-backed securities:
Within 1 year	20	—	—	—	20
After 1 year to 5 years	298	—	(6)	—	292
After 5 years to 10 years	11,260	—	(791)	—	10,469
Over 10 years	311,126	119	(38,645)	—	272,600
	322,704	119	(39,442)	—	283,381
Collateralized mortgage obligations:
After 1 year to 5 years	155	—	(4)	—	151
Over 10 years	1,663	—	(129)	—	1,534
	1,818	—	(133)	—	1,685
Corporate bonds:
Within 1 year	5,905	5	(58)	(6)	5,846
After 1 year to 5 years	10,924	16	(303)	(31)	10,606
After 5 years to 10 years	60,000	—	(4,650)	(802)	54,548
	76,829	21	(5,011)	(839)	71,000
Total	$402,651	$140	$(44,591)	$(839)	$357,361

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

Securities with a carrying value of $419.3 million and $424.8 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at March 31, 2025 or December 31, 2024.

There were no sales of securities available-for-sale during the three months ended March 31, 2025 or 2024.

At March 31, 2025 and December 31, 2024, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2025
Securities Held-to-Maturity
Residential mortgage-backed securities	$2,585	$(18)	$111,842	$(16,444)	$114,427	$(16,462)
Total	$2,585	$(18)	$111,842	$(16,444)	$114,427	$(16,462)
Securities Available-for-Sale
Residential mortgage-backed securities	$35,342	$(323)	$205,109	$(33,114)	$240,451	$(33,437)
Collateralized mortgage obligations	—	—	1,630	(114)	1,630	(114)
Corporate bonds	994	(1)	—	—	994	(1)
Total	$36,336	$(324)	$206,739	$(33,228)	$243,075	$(33,552)
At December 31, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Total	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Securities Available-for-Sale
Residential mortgage-backed securities	$65,044	$(905)	$205,071	$(38,537)	$270,115	$(39,442)
Collateralized mortgage obligations	—	—	1,685	(133)	1,685	(133)
Total	$65,044	$(905)	$206,756	$(38,670)	$271,800	$(39,575)

At March 31, 2025, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $114.4 million, including unrealized losses of $16.5 million. These holdings were comprised of 90 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the three months ended March 31, 2025.

At March 31, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $243.1 million, including unrealized losses of $33.6 million. These holdings were comprised of: (1) 108 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; (2) two collateralized mortgage obligation bonds, and (3) two investment grade corporate bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the negative fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at March 31, 2025 and is included within Accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the three months ended March 31, 2025 and March 31, 2024 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended March 31, 2025
Securities Available-for-Sale
Beginning balance	$(839)
Change in securities for which a previous expected credit loss was recognized	93
Ending balance	$(746)
Three months ended March 31, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Change in securities for which a previous expected credit loss was recognized	(86)
Ending balance	$(817)

At March 31, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $132.5 million, including unrealized losses of $10.3 million, and allowance for credit losses of $746 thousand. These holdings were comprised of 27 investment grade corporate bonds, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

The Corporation recognized a $36 thousand net loss on equity securities during the three months ended March 31, 2024 in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2025 or 2024.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2025	At December 31, 2024
Commercial, financial and agricultural	$1,034,361	$1,037,835
Real estate-commercial	3,546,402	3,530,451
Real estate-construction	281,785	274,483
Real estate-residential secured for business purpose	536,082	536,095
Real estate-residential secured for personal purpose	992,767	994,972
Real estate-home equity secured for personal purpose	189,119	186,836
Loans to individuals	16,930	21,250
Lease financings	235,591	244,661
Total loans and leases held for investment, net of deferred income	$6,833,037	$6,826,583
Less: Allowance for credit losses, loans and leases	(87,790)	(87,091)
Net loans and leases held for investment	$6,745,247	$6,739,492
Imputed interest on lease financings, included in the above table	$(30,318)	$(31,927)
Net deferred costs, included in the above table	6,839	6,992
Overdraft deposits included in the above table	81	104

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at March 31, 2025 and December 31, 2024:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At March 31, 2025
Commercial, financial and agricultural	$2,588	$1,321	$—	$3,909	$1,026,208	$1,030,117	$4,244	$1,034,361
Real estate—commercial real estate and construction:
Commercial real estate	11,424	—	—	11,424	3,531,452	3,542,876	3,526	3,546,402
Construction	715	—	—	715	281,070	281,785	—	281,785
Real estate—residential and home equity:
Residential secured for business purpose	825	263	—	1,088	534,545	535,633	449	536,082
Residential secured for personal purpose	4,409	—	—	4,409	987,126	991,535	1,232	992,767
Home equity secured for personal purpose	873	863	—	1,736	186,295	188,031	1,088	189,119
Loans to individuals	214	96	10	320	16,610	16,930	—	16,930
Lease financings	1,018	559	312	1,889	233,115	235,004	587	235,591
Total	$22,066	$3,102	$322	$25,490	$6,796,421	$6,821,911	$11,126	$6,833,037

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2024
Commercial, financial and agricultural	$1,750	$723	$—	$2,473	$1,031,567	$1,034,040	$3,795	$1,037,835
Real estate—commercial real estate and construction:
Commercial real estate	415	2,919	—	3,334	3,524,438	3,527,772	2,679	3,530,451
Construction	3,659	—	—	3,659	270,824	274,483	—	274,483
Real estate—residential and home equity:
Residential secured for business purpose	1,077	—	—	1,077	534,432	535,509	586	536,095
Residential secured for personal purpose	3,040	—	—	3,040	988,127	991,167	3,805	994,972
Home equity secured for personal purpose	1,063	309	—	1,372	184,273	185,645	1,191	186,836
Loans to individuals	187	59	24	270	20,980	21,250	—	21,250
Lease financings	1,026	502	297	1,825	242,225	244,050	611	244,661
Total	$12,217	$4,512	$321	$17,050	$6,796,866	$6,813,916	$12,667	$6,826,583

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at March 31, 2025 and December 31, 2024.

	At March 31, 2025			At December 31, 2024
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Loans and leases held for investment:
Commercial, financial and agricultural	$4,244	$—	$4,244	$3,795	$—	$3,795
Real estate—commercial real estate and construction:
Commercial real estate	3,526	—	3,526	2,679	—	2,679
Real estate—residential and home equity:
Residential secured for business purpose	449	—	449	586	—	586
Residential secured for personal purpose	1,232	—	1,232	3,805	—	3,805
Home equity secured for personal purpose	1,088	—	1,088	1,191	—	1,191
Loans to individuals	—	10	10	—	24	24
Lease financings	587	312	899	611	297	908
Total	$11,126	$322	$11,448	$12,667	$321	$12,988

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At March 31, 2025
Commercial, financial and agricultural	$154	$4,090	$4,244	$—
Real estate-commercial	2,334	1,192	3,526	—
Real estate-residential secured for business purpose	449	—	449	—
Real estate-residential secured for personal purpose	1,232	—	1,232	—
Real estate-home equity secured for personal purpose	1,088	—	1,088	—
Loans to individuals	—	—	—	10
Lease financings	—	587	587	312
Total	$5,257	$5,869	$11,126	$322
At December 31, 2024
Commercial, financial and agricultural	$187	$3,608	$3,795	$—
Real estate-commercial	1,834	845	2,679	—
Real estate-residential secured for business purpose	586	—	586	—
Real estate-residential secured for personal purpose	3,805	—	3,805	—
Real estate-home equity secured for personal purpose	1,191	—	1,191	—
Loans to individuals	—	—	—	24
Lease financings	—	611	611	297
Total	$7,603	$5,064	$12,667	$321

For the three months ended March 31, 2025, $1 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At March 31, 2025
Commercial, financial and agricultural	$1,639	$2,174	$431	$4,244
Real estate-commercial	3,526	—	—	3,526
Real estate-residential secured for business purpose	449	—	—	449
Real estate-residential secured for personal purpose	1,232	—	—	1,232
Real estate-home equity secured for personal purpose	1,088	—	—	1,088
Lease financings	—	556	31	587
Total	$7,934	$2,730	$462	$11,126

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2024
Commercial, financial and agricultural	$1,521	$1,843	$431	$3,795
Real estate-commercial	2,661	—	18	2,679
Real estate-residential secured for business purpose	586	—	—	586
Real estate-residential secured for personal purpose	3,805	—	—	3,805
Real estate-home equity secured for personal purpose	1,191	—	—	1,191
Lease financings	—	611	—	611
Total	$9,764	$2,454	$449	$12,667
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at March 31, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At March 31, 2025
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$58,418	$170,492	$70,261	$56,954	$85,895	$55,306	$435,037	$748	$933,111
2. Special Mention	122	1,918	6,194	23,187	—	—	22,791	—	54,212
3. Substandard	498	3,493	118	1,845	6,264	5,722	29,098	—	47,038
Total	$59,038	$175,903	$76,573	$81,986	$92,159	$61,028	$486,926	$748	$1,034,361
Current period gross charge-offs	$4	$—	$210	$—	$—	$585	$758	$—	$1,557

Real Estate-Commercial
Risk Rating
1. Pass	$168,587	$460,453	$429,059	$883,449	$558,256	$925,266	$78,567	$—	$3,503,637
2. Special Mention	7,634	—	419	—	13,891	3,905	2,970	—	28,819
3. Substandard	—	—	—	3,009	827	10,110	—	—	13,946
Total	$176,221	$460,453	$429,478	$886,458	$572,974	$939,281	$81,537	$—	$3,546,402
Current period gross charge-offs	$—	$—	$—	$20	$—	$—	$—	$—	$20

Real Estate-Construction
Risk Rating
1. Pass	$40,005	$101,656	$62,125	$48,017	$3,150	$3,567	$13,501	$—	$272,021
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	246	—	—	4,648	—	—	4,870	—	9,764
Total	$40,251	$101,656	$62,125	$52,665	$3,150	$3,567	$18,371	$—	$281,785

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$29,033	$87,476	$88,599	$129,976	$102,178	$60,599	$30,881	$—	$528,742
2. Special Mention	—	74	1,978	1,290	678	242	2,392	—	6,654
3. Substandard	—	—	237	—	—	449	—	—	686
Total	$29,033	$87,550	$90,814	$131,266	$102,856	$61,290	$33,273	$—	$536,082

Totals By Risk Rating
1. Pass	$296,043	$820,077	$650,044	$1,118,396	$749,479	$1,044,738	$557,986	$748	$5,237,511
2. Special Mention	7,756	1,992	8,591	24,477	14,569	4,147	28,153	—	89,685
3. Substandard	744	3,493	355	9,502	7,091	16,281	33,968	—	71,434
Total	$304,543	$825,562	$658,990	$1,152,375	$771,139	$1,065,166	$620,107	$748	$5,398,630
Total current period gross charge-offs	$4	$—	$210	$20	$—	$585	$758	$—	$1,577

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2024
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$232,925	$73,453	$68,205	$95,135	$16,403	$44,329	$411,413	$871	$942,734
2. Special Mention	3,622	6,489	24,423	166	5	—	27,106	—	61,811
3. Substandard	—	500	1,975	6,623	—	6,401	17,791	—	33,290
Total	$236,547	$80,442	$94,603	$101,924	$16,408	$50,730	$456,310	$871	$1,037,835

Real Estate-Commercial
Risk Rating
1. Pass	$506,644	$441,802	$882,071	$581,693	$538,539	$471,734	$81,145	$—	$3,503,628
2. Special Mention	1,763	—	716	—	3,028	12,213	—	—	17,720
3. Substandard	—	—	2,662	827	1,402	1,317	2,895	—	9,103
Total	$508,407	$441,802	$885,449	$582,520	$542,969	$485,264	$84,040	$—	$3,530,451

Real Estate-Construction
Risk Rating
1. Pass	$109,627	$71,770	$58,072	$4,226	$1,700	$1,899	$19,636	$—	$266,930
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	248	—	4,095	—	2,403	—	807	—	7,553
Total	$109,875	$71,770	$62,167	$4,226	$4,103	$1,899	$20,443	$—	$274,483

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$93,976	$95,743	$137,406	$104,156	$48,495	$21,937	$31,922	$—	$533,635
2. Special Mention	547	239	—	683	405	—	—	—	1,874
3. Substandard	—	—	—	—	548	38	—	—	586
Total	$94,523	$95,982	$137,406	$104,839	$49,448	$21,975	$31,922	$—	$536,095

Totals By Risk Rating
1. Pass	$943,172	$682,768	$1,145,754	$785,210	$605,137	$539,899	$544,116	$871	$5,246,927
2. Special Mention	5,932	6,728	25,139	849	3,438	12,213	27,106	—	81,405
3. Substandard	248	500	8,732	7,450	4,353	7,756	21,493	—	50,532
Total	$949,352	$689,996	$1,179,625	$793,509	$612,928	$559,868	$592,715	$871	$5,378,864

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2025 or December 31, 2024.

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
Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at March 31, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2025
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$5,078	$27,025	$206,554	$353,428	$193,194	$206,256	$—	$991,535
2. Nonperforming	—	—	—	140	37	1,055	—	1,232
Total	$5,078	$27,025	$206,554	$353,568	$193,231	$207,311	$—	$992,767

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$176	$243	$339	$2,164	$378	$1,424	$183,307	$188,031
2. Nonperforming	—	—	—	20	—	—	1,068	1,088
Total	$176	$243	$339	$2,184	$378	$1,424	$184,375	$189,119

Loans to Individuals
Payment Performance
1. Performing	$551	$1,929	$823	$364	$263	$601	$12,389	$16,920
2. Nonperforming	—	—	—	—	—	10	—	10
Total	$551	$1,929	$823	$364	$263	$611	$12,389	$16,930
Current period gross charge-offs	$28	$4	$17	$9	$—	$—	$107	$165

Lease Financings
Payment Performance
1. Performing	$14,942	$78,381	$75,758	$41,661	$18,545	$5,405	$—	$234,692
2. Nonperforming	—	232	191	306	128	42	—	899
Total	$14,942	$78,613	$75,949	$41,967	$18,673	$5,447	$—	$235,591
Current period gross charge-offs	$—	$—	$74	$163	$15	$37	$—	$289

Totals by Payment Performance
1. Performing	$20,747	$107,578	$283,474	$397,617	$212,380	$213,686	$195,696	$1,431,178
2. Nonperforming	—	232	191	466	165	1,107	1,068	3,229
Total	$20,747	$107,810	$283,665	$398,083	$212,545	$214,793	$196,764	$1,434,407
Total current period gross charge-offs	$28	$4	$91	$172	$15	$37	$107	$454

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2024
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$25,908	$203,136	$356,506	$195,727	$121,743	$88,147	$—	$991,167
2. Nonperforming	—	—	142	37	2,836	790	—	3,805
Total	$25,908	$203,136	$356,648	$195,764	$124,579	$88,937	$—	$994,972

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$354	$352	$2,260	$402	$326	$1,201	$180,750	$185,645
2. Nonperforming	—	—	21	—	—	—	1,170	1,191
Total	$354	$352	$2,281	$402	$326	$1,201	$181,920	$186,836

Loans to Individuals
Payment Performance
1. Performing	$2,008	$963	$459	$300	$19	$610	$16,867	$21,226
2. Nonperforming	—	—	—	—	—	24	—	24
Total	$2,008	$963	$459	$300	$19	$634	$16,867	$21,250

Lease Financings
Payment Performance
1. Performing	$83,360	$82,634	$46,986	$23,088	$5,989	$1,696	$—	$243,753
2. Nonperforming	197	168	473	32	25	13	—	908
Total	$83,557	$82,802	$47,459	$23,120	$6,014	$1,709	$—	$244,661

Totals by Payment Performance
1. Performing	$111,630	$287,085	$406,211	$219,517	$128,077	$91,654	$197,617	$1,441,791
2. Nonperforming	197	168	636	69	2,861	827	1,170	5,928
Total	$111,827	$287,253	$406,847	$219,586	$130,938	$92,481	$198,787	$1,447,719

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2025 or December 31, 2024.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three months ended March 31, 2025 and 2024. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the three months ended March 31, 2025.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,079	$2,679	$(1,557)	$326	$17,527
Real estate-commercial	46,867	315	(20)	4	47,166
Real estate-construction	4,924	(174)	—	—	4,750
Real estate-residential secured for business purpose	7,491	16	—	—	7,507
Real estate-residential secured for personal purpose	7,222	(828)	—	—	6,394
Real estate-home equity secured for personal purpose	1,706	(140)	—	—	1,566
Loans to individuals	342	144	(165)	7	328
Lease financings	2,460	373	(289)	8	2,552
Total	$87,091	$2,385	$(2,031)	$345	$87,790
Three Months Ended March 31, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$815	$(593)	$11	$13,932
Real estate-commercial	45,849	1	—	3	45,853
Real estate-construction	6,543	211	(500)	—	6,254
Real estate-residential secured for business purpose	8,692	106	—	2	8,800
Real estate-residential secured for personal purpose	6,349	154	—	134	6,637
Real estate-home equity secured for personal purpose	1,289	(105)	—	—	1,184
Loans to individuals	392	235	(279)	40	388
Lease financings	2,574	234	(230)	6	2,584
Total	$85,387	$1,651	$(1,602)	$196	$85,632

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at March 31, 2025 and 2024:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At March 31, 2025
Commercial, financial and agricultural	$2,343	$15,184	$17,527	$4,244	$1,030,117	$1,034,361
Real estate-commercial	166	47,000	47,166	3,526	3,542,876	3,546,402
Real estate-construction	—	4,750	4,750	—	281,785	281,785
Real estate-residential secured for business purpose	—	7,507	7,507	449	535,633	536,082
Real estate-residential secured for personal purpose	—	6,394	6,394	1,232	991,535	992,767
Real estate-home equity secured for personal purpose	—	1,566	1,566	1,088	188,031	189,119
Loans to individuals	—	328	328	—	16,930	16,930
Lease financings	67	2,485	2,552	67	235,524	235,591
Total	$2,576	$85,214	$87,790	$10,606	$6,822,431	$6,833,037
At March 31, 2024
Commercial, financial and agricultural	$1,429	$12,503	$13,932	$3,376	$1,011,192	$1,014,568
Real estate-commercial	18	45,835	45,853	3,721	3,280,008	3,283,729
Real estate-construction	514	5,740	6,254	5,738	374,257	379,995
Real estate-residential secured for business purpose	—	8,800	8,800	1,719	522,477	524,196
Real estate-residential secured for personal purpose	—	6,637	6,637	3,846	918,566	922,412
Real estate-home equity secured for personal purpose	—	1,184	1,184	1,286	176,160	177,446
Loans to individuals	—	388	388	—	27,200	27,200
Lease financings	—	2,584	2,584	—	249,540	249,540
Total	$1,961	$83,671	$85,632	$19,686	$6,559,400	$6,579,086

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Term Extension
	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	$15,238	1.47%	$23	—	$—	—%	$—
Real estate—commercial	2	3,185	0.09	—	1	1,323	0.04	2
Real estate—construction	2	4,726	1.68	12	1	1,831	0.48	6
Total	9	$23,149		$35	2	$3,154		$8
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	—	$—	—%	$—	2	$5,739	1.51%	$514
Total	—	$—		$—	2	$5,739		$514

*Amortized cost excludes $130 thousand and $24 thousand of accrued interest receivable on modified loans for the three months ended March 31, 2025 and March 31, 2024, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Term Extension
(Dollars in thousands)	No. of Loans	Financial Effect
Three Months Ended March 31, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	Added a weighted-average 2 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Real estate—commercial	2	Added a weighted-average 3 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Real estate—construction	2	Added a weighted-average 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Total	9
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—
Three Months Ended March 31, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	Added a weighted-average 8 months to the life of the loan, which reduced monthly payment amounts for the borrower.
Real estate—construction	1	Added a weighted-average 8 months to the life of the loan, which reduced monthly payment amounts for the borrower.
Total	2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Total	2

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults during the 12-month period preceding modification for the three months ended March 31, 2025 and 2024.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of March 31, 2025 and 2024.

	At March 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$15,238	$—	$—	$15,238
Real estate—commercial	5,024	—	—	5,024
Real estate—construction	4,726	—	—	4,726
Total	$24,988	$—	$—	$24,988
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	$—	$—	$—	$—

	At March 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due		90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	$6,178	$—		$—	$6,178
Real estate—construction	1,831	—		—	1,831
Total	$8,009	$—		$—	$8,009
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	$—	$—	0	$5,739	$5,739
Total	$—	$—		$5,739	$5,739

As of March 31, 2025 and March 31, 2024, the Bank had $1.7 million and $61 thousand, respectively, in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at March 31, 2025 or December 31, 2024.

(Dollars in thousands)	At March 31, 2025	At December 31, 2024
Real estate-residential secured for personal purpose	$637	$3,095
Real estate-home equity secured for personal purpose	—	125
Total	$637	$3,220

The following presents foreclosed residential real estate property included in other real estate owned at March 31, 2025 or December 31, 2024.

(Dollars in thousands)	At March 31, 2025	At December 31, 2024
Foreclosed residential real estate	$2,526	$234

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2025	At December 31, 2024
2025 (excluding the three months ended March 31, 2025)	$69,751	$91,125
2026	79,525	76,977
2027	59,373	56,881
2028	35,631	32,899
2029	14,327	12,101
Thereafter	2,896	1,964
Total future minimum lease payments receivable	261,503	271,947
Plus: Unguaranteed residual	1,425	1,485
Plus: Initial direct costs	2,981	3,156
Less: Imputed interest	(30,318)	(31,927)
Lease financings	$235,591	$244,661

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2025 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2024	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2025	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2025			At December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$5,268	$5,124	$144	$6,788	$6,597	$191
Customer related intangibles	2,476	1,431	1,045	2,476	1,348	1,128
Servicing rights	12,421	5,549	6,872	12,274	5,284	6,990
Total amortized intangible assets	$20,165	$12,104	$8,061	$21,538	$13,229	$8,309
(1) Included within accumulated amortization is a valuation allowance of $26 thousand and $7 thousand on servicing rights at March 31, 2025 and December 31, 2024, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2025 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$339
2026		318
2027		216
2028		161
2029		105
Thereafter		50
Total		$1,189
The aggregate fair value of servicing rights was $11.4 million and $12.7 million at March 31, 2025 and December 31, 2024, respectively. The fair value of these rights was determined using a discount rate of 11.1% and 11.0% at March 31, 2025 and December 31, 2024, respectively.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Beginning of period	$6,990	$8,982
Servicing rights capitalized	283	426
Amortization of servicing rights	(382)	(341)
Sold servicing rights	—	(3,466)
Changes in valuation allowance	(19)	80
End of period	$6,872	$5,681
Loans serviced for others	$1,037,090	$1,480,074
The change in loans serviced for others for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily related to the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Valuation allowance, beginning of period	$(7)	$(98)
Additions	(19)	—
Reductions	—	80
Valuation allowance, end of period	$(26)	$(18)

The estimated amortization expense of servicing rights for the remainder of 2025 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$1,101
2026		925
2027		781
2028		661
2029		562
Thereafter		2,842
Total		$6,872

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2025 and December 31, 2024 consisted of the following:

	At March 31, 2025		At December 31, 2024
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,433,995	—%	$1,414,635
Demand deposits	3.26	2,966,824	3.25	3,186,597
Savings deposits	0.41	711,386	0.44	704,321
Time deposits	4.25	1,546,293	4.40	1,453,706
Total	2.48%	$6,658,498	2.52%	$6,759,259

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $318.0 million at March 31, 2025 and $276.0 million at December 31, 2024.

At March 31, 2025, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$969,531
2026		171,476
2027		167,515
2028		163,112
2029		73,466
Thereafter		1,193
Total		$1,546,293

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At March 31, 2025		At December 31, 2024
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$4,031	0.05%	$11,181	0.05%

Long-term debt:
FHLB advances	$175,000	4.28%	$225,000	4.35%
Subordinated notes	149,386	6.08	149,261	6.08

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.2 billion and $3.3 billion at March 31, 2025 and December 31, 2024, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.2 billion and $1.3 billion at March 31, 2025 and December 31, 2024, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.9 billion and $1.7 billion at March 31, 2025 and December 31, 2024, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. The Bank participates in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities was $444.6 million and $397.2 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2025 and December 31, 2024, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.7 billion of committed borrowing capacity at March 31, 2025 and December 31, 2024, of which $2.3 billion and $2.1 billion was available as of March 31, 2025 and December 31, 2024, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $468.0 million at March 31, 2025 and December 31, 2024. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2025	Weighted Average Rate
Remainder of 2025	$25,000	4.20%
2026	100,000	4.29
2027	25,000	3.99
2028	25,000	4.61
2029	—	—
Thereafter	—	—
Total	$175,000	4.28%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended March 31,
	2025	2024	2025	2024
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$132	$148	$11	$14
Interest cost	604	592	27	27
Expected loss on plan assets	(891)	(871)	—	—
Amortization of net actuarial loss (gain)	63	175	(11)	(28)
Net periodic benefit (income) cost	$(92)	$44	$27	$13

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make total contributions of $156 thousand to the Retirement Plans and $107 thousand to Other Postretirement Benefit Plans in 2025. During the three months ended March 31, 2025, the Corporation contributed $39 thousand to its Retirement Benefit Plans and $23 thousand to its Other Postretirement Benefit Plans. During the three months ended March 31, 2025, $706 thousand was paid to participants from the Retirement Plans and $23 thousand was paid to participants from the Other Postretirement Benefit Plans.

Note 9. Stock-Based Incentive Plan

On April 26, 2023, the 2023 Equity Incentive Plan (the Plan) was approved by shareholders. This Plan replaced the Amended and Restated Univest 2013 Long-Term Incentive Plan (the 2013 Plan), which expired in April 2023. No new grants are permitted under the 2013 Plan. However, certain options and restricted stock units granted under the 2013 Plan remain outstanding.

The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2025:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2025
Outstanding at December 31, 2024	127,782	$27.72
Exercised	(11,500)	24.36
Outstanding at March 31, 2025	116,282	$28.05	2.4	$44
Exercisable at March 31, 2025	116,282	$28.05	2.4	$44

The Corporation did not grant any stock options during the three months ended March 31, 2025 or March 31, 2024.
The following is a summary of nonvested restricted stock units at March 31, 2025 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2024	501,679	$22.67
Granted	196,666	28.44
Added by performance factor	2,761	28.21
Vested	(163,625)	25.34
Forfeited	(4,175)	21.19
Nonvested stock units at March 31, 2025	533,306	$24.02

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Restricted stock units granted	196,666	270,030
Weighted average grant date fair value	$28.44	$19.68
Intrinsic value of units granted	$5,592	$5,314
Restricted stock units vested	163,625	145,598
Weighted average grant date fair value	$25.34	$27.63
Intrinsic value of units vested	$4,650	$2,865

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at March 31, 2025 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$10,126	2.3

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Stock-based compensation expense:
Restricted stock units	$1,067	$1,025
Employee stock purchase plan	26	26
Total	$1,093	$1,051
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$28	$405

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(35,117)	$(2,422)	$(6,453)	$(43,992)
Other comprehensive income	5,583	1,397	41	5,624
Reclassification adjustment recorded in earnings (1)	—	446	—	446
Balance, March 31, 2025	$(29,534)	$(1,976)	$(6,412)	$(37,922)

Balance, December 31, 2023	$(34,321)	$(4,566)	$(11,759)	$(50,646)
Other comprehensive (loss) income	(2,293)	(1,917)	116	(4,094)
Balance, March 31, 2024	$(36,614)	$(6,483)	$(11,643)	$(54,740)
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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap. In connection with the termination, the Corporation incurred an unwind fee of $4.0 million, of which $1.5 million has been reclassified to earnings as a reduction to interest income since termination. Additionally, unamortized origination and third party fees totaled $161 thousand at March 31, 2025. The $2.7 million will be amortized into interest income over the remaining 13 months of the original swap.

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

At March 31, 2025, the Corporation had exposure to 135 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $854.8 million and remaining maturities ranging from 2 months to 10 years. At March 31, 2025, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $79 thousand. At March 31, 2025, the fair value of the swaps to the customers was a net gain of $42.1 million. At March 31, 2025, the Corporation's credit exposure related to customers totaled $2.3 million.

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

Derivatives Tables

The Corporation had no derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2025 or December 31, 2024.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2025
Credit derivatives	$854,844		$—	Other liabilities	$79
Interest rate locks with customers	25,050	Other assets	422		—
Forward loan sale commitments	38,200		—	Other liabilities	141
Total	$918,094		$422		$220
At December 31, 2024
Credit derivatives	$860,423		$—	Other liabilities	$67
Interest rate locks with customers	23,291	Other assets	214		—
Forward loan sale commitments	39,944	Other assets	12		—
Total	$923,658		$226		$67

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2025	2024
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$—	$1,586
Reclassification adjustment included in earnings (1)	Interest income	(565)	—
Total net loss		$(565)	$(1,586)
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

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2025	2024
Credit derivatives	Other noninterest income	$18	$227
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	208	(206)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(153)	381
Total net gain		$73	$402

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2025	At December 31, 2024
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$(1,976)	$(2,422)
Total		$(1,976)	$(2,422)
(1) The interest rate swap was terminated on August 2, 2024. This after-tax amount will be reclassified to earnings as a reduction to interest income over the remaining 13 months of the original swap.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2025.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, classified using the fair value hierarchy:

	At March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
Residential mortgage-backed securities	$—	$290,166	$—	$290,166
Collateralized mortgage obligations	—	1,630	—	1,630
Corporate bonds	—	72,707	—	72,707
Total available-for-sale securities	—	364,503	—	364,503
Equity securities:
Money market mutual funds	1,667	—	—	1,667
Total equity securities	1,667	—	—	1,667
Loans held for sale	—	13,150	—	13,150
Interest rate locks with customers*	—	422	—	422
Total assets	$1,667	$378,075	$—	$379,742
Liabilities:
Credit derivatives*	$—	$—	$79	$79
Forward loan sale commitments*	—	141	—	141
Total liabilities	$—	$141	$79	$220
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $79 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 135 interest rate swaps with a notional amount of $854.8 million. The March 31, 2025 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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

The $67 thousand of credit derivatives liability represented the CVA, which is obtained from real-time financial market data, of 135 interest rate swaps with a current notional amount of $860.4 million. The December 31, 2024 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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
The following table includes a rollforward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Balance at December 31, 2024	Additions	Increase in value	Balance at March 31, 2025
Credit derivatives	$(67)	$(30)	$18	$(79)
Net total	$(67)	$(30)	$18	$(79)

	Three Months Ended March 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Increase in value	Balance at March 31, 2024
Credit derivatives	$(186)	$(161)	$227	$(120)
Net total	$(186)	$(161)	$227	$(120)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Balance at December 31, 2024	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2025
Paul I. Sheaffer Insurance Agency	$635	$635	$—	$—
Total contingent consideration liability	$635	$635	$—	$—

	Three Months Ended March 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$12	$601
Total contingent consideration liability	$1,224	$635	$12	$601

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024:

	At March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$8,030	$8,030
Other real estate owned	—	—	22,433	22,433
Repossessed assets	—	—	79	79
Total	$—	$—	$30,542	$30,542

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,111	$10,111
Other real estate owned	—	—	20,141	20,141
Repossessed assets	—	—	76	76
Total	$—	$—	$30,328	$30,328

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2025 and December 31, 2024. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$169,134	$—	$—	$169,134	$169,134
Held-to-maturity securities	—	114,427	—	114,427	130,889
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	35,732
Net loans and leases held for investment	—	—	6,643,105	6,643,105	6,737,217
Servicing rights	—	—	11,402	11,402	6,872
Total assets	$169,134	$114,427	$6,654,507	$6,938,068	$7,079,844
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,112,205	$—	$—	$5,112,205	$5,112,205
Time deposits	—	1,547,618	—	1,547,618	1,546,293
Total deposits	5,112,205	1,547,618	—	6,659,823	6,658,498
Short-term borrowings	4,031	—	—	4,031	4,031
Long-term debt	—	175,649	—	175,649	175,000
Subordinated notes	—	146,750	—	146,750	149,386
Total liabilities	$5,116,236	$1,870,017	$—	$6,986,253	$6,986,915

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$328,844	$—	$—	$328,844	$328,844
Held-to-maturity securities	—	115,007	—	115,007	134,111
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	38,980
Net loans and leases held for investment	—	—	6,586,054	6,586,054	6,729,381
Servicing rights	—	—	12,710	12,710	6,990
Total assets	$328,844	$115,007	$6,598,764	$7,042,615	$7,238,306
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,305,553	$—	$—	$5,305,553	$5,305,553
Time deposits	—	1,458,774	—	1,458,774	1,453,706
Total deposits	5,305,553	1,458,774	—	6,764,327	6,759,259
Short-term borrowings	11,181	—	—	11,181	11,181
Long-term debt	—	225,475	—	225,475	225,000
Subordinated notes	—	147,500	—	147,500	149,261
Total liabilities	$5,316,734	$1,831,749	$—	$7,148,483	$7,144,701

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2025, individually analyzed loans held for investment had a carrying amount of $10.6 million with a valuation allowance of $2.6 million. At December 31, 2024, individually analyzed loans held for investment had a carrying amount of $12.1 million with a valuation allowance of $1.9 million. The Corporation had no individually analyzed leases at March 31, 2025 or December 31, 2024.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2025, servicing rights had a net carrying amount of $6.9 million, which included a valuation allowance of $26 thousand. At December 31, 2024, servicing rights had a net carrying amount of $7.0 million, which included a valuation allowance of $7 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2025, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At March 31, 2025 and December 31, 2024, OREO had a carrying amount of $22.4 million and $20.1 million, respectively. During the three months ended March 31, 2025, one nonaccrual residential real estate loan with a carrying value of $2.5 million was transferred to OREO. Additionally, during the three months ended March 31, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At March 31, 2025 and December 31, 2024, repossessed assets had a carrying amount of $79 thousand and $76 thousand, respectively. During the quarter, repossessed assets totaling $17 thousand were transferred to repossessed assets and $13 thousand were sold. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Short-term borrowings: The fair value of short-term borrowings are estimated using current market rates for similar borrowings and are classified within Level 1 in the fair value hierarchy.

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

Note 13. Segment Reporting

At March 31, 2025, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance. The parent holding company and intercompany eliminations are included in the "Other" segment. Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

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
The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to the condensed consolidated financial information for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$103,400	$16	$—	$—	$103,416
Interest expense	44,354	—	—	2,281	46,635
Net interest income (expense)	59,046	16	—	(2,281)	56,781
Noninterest income	7,641	7,833	6,906	35	22,415
Total revenue	66,687	7,849	6,906	(2,246)	79,196
Provision for credit losses	2,311	—	—	—	2,311
Less: (1)
Salaries, benefits and commissions	18,449	4,356	3,676	4,345	30,826
Net occupancy	2,288	122	179	264	2,853
Equipment	987	10	25	100	1,122
Data processing	2,572	353	144	1,295	4,364
Professional fees	576	323	14	884	1,797
Marketing and advertising	159	28	12	154	353
Deposit insurance premiums	1,151	—	—	—	1,151
Intangible expense	47	—	83	—	130
Other segment items (2)	5,189	530	216	797	6,732
Intersegment expense (revenue) (3)	6,874	128	117	(7,119)	—
Income (loss) before income taxes	$26,084	$1,999	$2,440	$(2,966)	$27,557
Income tax expense (benefit)	5,077	406	543	(864)	5,162
Net income (loss)	$21,007	$1,593	$1,897	$(2,102)	$22,395
Net capital expenditures	$1,490	$7	$6	$362	$1,865

	Three Months Ended
	March 31, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$98,582	$18	$—	$9	$98,609
Interest expense	44,861	—	—	2,281	47,142
Net interest income (expense)	53,721	18	—	(2,272)	51,467
Noninterest income	10,959	7,353	7,288	(5)	25,595
Total revenue	64,680	7,371	7,288	(2,277)	77,062
Provision for credit losses	1,432	—	—	—	1,432
Less: (1)
Salaries, benefits and commissions	19,165	4,142	3,452	4,579	31,338
Net occupancy	2,489	80	161	142	2,872
Equipment	1,020	9	23	59	1,111
Data processing	3,471	353	126	545	4,495
Professional fees	690	159	23	816	1,688
Marketing and advertising	113	32	11	260	416
Deposit insurance premiums	1,135	—	—	—	1,135
Intangible expense	78	—	109	—	187
Other segment items (2)	5,080	615	147	990	6,832
Intersegment expense (revenue) (3)	5,449	52	123	(5,624)	—
Income (loss) before income taxes	$24,558	$1,929	$3,113	$(4,044)	$25,556
Income tax expense (benefit)	4,959	413	688	(809)	5,251
Net income (loss)	$19,599	$1,516	$2,425	$(3,235)	$20,305
Net capital expenditures	$(1,463)	$6	$9	$48	$(1,400)
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
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.

The following tables show significant components of segment net assets as of March 31, 2025 and December 31, 2024.

	At March 31, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$84,832	$50,898	$33,404	$—	$169,134
Loans and leases, including loans held for sale, net of allowance for credit losses	6,758,397	—	—	—	6,758,397
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	843,554	2,567	2,597	23,408	872,126
Total segment assets	$7,825,259	$68,899	$57,601	$23,408	$7,975,167

	At December 31, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$247,023	$50,149	$31,672	$—	$328,844
Loans and leases, including loans held for sale, net of allowance for credit losses	6,756,145	—	—	—	6,756,145
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	839,359	3,485	2,828	22,246	867,918
Total segment assets	$7,981,003	$69,068	$56,100	$22,246	$8,128,417

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

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe," "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include but are not limited to: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality, growth and composition of our loan, investment and deposit portfolios; statements regarding our financial performance, financial condition and liquidity; and estimates of our risks and future credit provision expenses. These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change, including but not limited to those set forth below:

•Operating, legal and regulatory risks;
•Economic, political and competitive forces;
•General economic conditions, either nationally or in our market areas, that are worse than expected included as a result of employment levels and labor shortages, and the effect of a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
•Legislative, regulatory and accounting changes, including increased assessments by the Federal Deposit Insurance Corporation and changes in the income tax laws and regulations;
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
•The imposition of tariffs or other domestic or international governmental policies;
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
•Changes in the economic assumptions or methodology utilized to calculate the allowance for credit losses;
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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2024 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.

These forward-looking statements speak only as of the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

In order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial condition of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2024 Annual Report on Form 10-K.

General

The Corporation is a Pennsylvania corporation, organized in 1973, and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. The condensed consolidated financial statements include the accounts of the Corporation, the Bank and its subsidiaries.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2025	2024	Amount	Percent
Net income	$22,395	$20,305	$2,090	10.3%
Net income per share:
Basic	$0.77	$0.69	$0.08	11.6
Diluted	0.77	0.69	0.08	11.6
Return on average assets	1.14%	1.06%	8 BP	7.5
Return on average equity	10.13%	9.69%	44 BP	4.5

The Corporation reported net income of $22.4 million, or $0.77 diluted earnings per share, for the three months ended March 31, 2025, compared to net income of $20.3 million, or $0.69 diluted earnings per share, for the three months ended March 31, 2024. The financial results for the three months ended March 31, 2025 included tax-free bank owned life insurance death benefits claims of $1.0 million, which represented $0.04 diluted earnings per share.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three months ended March 31, 2025 and 2024. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three months ended March 31, 2025 versus 2024

Net interest income on a tax-equivalent basis for the three months ended March 31, 2025 was $57.2 million, an increase of $5.4 million, or 10.5%, compared to $51.8 million for the three months ended March 31, 2024. The increase in tax-equivalent net interest income for the three months ended March 31, 2025 compared to the comparable period in the prior year was driven by higher average balances of loans and increased yields on interest earning assets, as well as a reduction in our overall cost of funds.

The net interest margin, on a tax-equivalent basis, was 3.09% for the three months ended March 31, 2025 compared to 2.88% for the three months ended March 31, 2024. Excess liquidity reduced net interest margin by approximately three basis points for the three months ended March 31, 2025 and March 31, 2024.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$119,997	$1,360	4.60%	$120,845	$1,609	5.36%
Obligations of states and political subdivisions*	879	4	1.85	1,951	12	2.47
Other debt and equity securities	499,199	4,019	3.27	499,032	3,647	2.94
Federal Home Loan Bank, Federal Reserve Bank and other stock	37,561	687	7.42	39,115	724	7.44
Total interest-earning deposits, investments and other interest-earning assets	657,636	6,070	3.74	660,943	5,992	3.65
Commercial, financial and agricultural loans	990,860	17,020	6.97	934,649	16,523	7.11
Real estate—commercial and construction loans	3,704,232	52,676	5.77	3,575,142	50,641	5.70
Real estate—residential loans	1,729,146	21,542	5.05	1,618,188	19,555	4.86
Loans to individuals	19,438	393	8.20	27,315	548	8.07
Tax-exempt loans and leases	230,133	2,861	5.04	232,380	2,464	4.26
Lease financings	182,694	3,240	7.19	189,691	3,169	6.72
Gross loans and leases	6,856,503	97,732	5.78	6,577,365	92,900	5.68
Total interest-earning assets	7,514,139	103,802	5.60	7,238,308	98,892	5.49
Cash and due from banks	56,690			54,870
Allowance for credit losses, loans and leases	(87,822)			(86,495)
Premises and equipment, net	46,852			50,592
Operating lease right-of-use assets	27,761			31,121
Other assets	423,423			408,179
Total assets	$7,981,043			$7,696,575
Liabilities:
Interest-bearing checking deposits	$1,222,012	$7,075	2.35%	$1,180,696	$8,218	2.80%
Money market savings	1,840,194	18,035	3.97	1,705,291	19,220	4.53
Regular savings	702,543	763	0.44	769,926	905	0.47
Time deposits	1,476,495	16,106	4.42	1,238,878	13,630	4.42
Total time and interest-bearing deposits	5,241,244	41,979	3.25	4,894,791	41,973	3.45
Short-term borrowings	6,909	14	0.82	10,127	5	0.20
Long-term debt	217,500	2,361	4.40	292,486	2,883	3.96
Subordinated notes	149,319	2,281	6.20	148,818	2,281	6.16
Total borrowings	373,728	4,656	5.05	451,431	5,169	4.61
Total interest-bearing liabilities	5,614,972	46,635	3.37	5,346,222	47,142	3.55
Noninterest-bearing deposits	1,376,409			1,409,063
Operating lease liabilities	30,675			34,166
Accrued expenses and other liabilities	62,176			64,578
Total liabilities	7,084,232			6,854,029
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,991,381		2.71	6,755,285		2.81
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	302,653			300,679
Retained earnings and other equity	436,374			384,083
Total shareholders’ equity	896,811			842,546
Total liabilities and shareholders’ equity	$7,981,043			$7,696,575
Net interest income		$57,167			$51,750
Net interest spread			2.23			1.94
Effect of net interest-free funding sources			0.86			0.94
Net interest margin			3.09%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.82%			135.39%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $554 thousand and $453 thousand for the three months ended March 31, 2025 and 2024, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2025 and 2024 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2025 Versus 2024
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(11)	$(238)	$(249)
Obligations of states and political subdivisions	(6)	(2)	(8)
Other debt and equity securities	1	371	372
Federal Home Loan Bank, Federal Reserve Bank and other stock	(35)	(2)	(37)
Interest on deposits, investments and other earning assets	(51)	129	78
Commercial, financial and agricultural loans	862	(365)	497
Real estate—commercial and construction loans	1,515	520	2,035
Real estate—residential loans	1,262	725	1,987
Loans to individuals	(164)	9	(155)
Tax-exempt loans and leases	(26)	423	397
Lease financings	(128)	199	71
Interest and fees on loans and leases	3,321	1,511	4,832
Total interest income	3,270	1,640	4,910
Interest expense:
Interest-bearing checking deposits	266	(1,409)	(1,143)
Money market savings	1,384	(2,569)	(1,185)
Regular savings	(82)	(60)	(142)
Time deposits	2,476	—	2,476
Total time and interest-bearing deposits	4,044	(4,038)	6
Short-term borrowings	(3)	12	9
Long-term debt	(809)	287	(522)
Interest on borrowings	(812)	299	(513)
Total interest expense	3,232	(3,739)	(507)
Net interest income	$38	$5,379	$5,417

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2025 and 2024 was $2.3 million and $1.4 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Allowance for credit losses, loans and leases	$87,790	$87,091	$86,041	$85,745	$85,632
Loans and leases held for investment	6,833,037	6,826,583	6,730,734	6,684,837	6,579,086
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.28%	1.28%	1.30%

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Trust fee income	$2,161	$2,108	$53	2.5%
Service charges on deposit accounts	2,194	1,871	323	17.3
Investment advisory commission and fee income	5,613	5,194	419	8.1
Insurance commission and fee income	6,889	7,201	(312)	(4.3)
Other service fee income	2,707	6,415	(3,708)	(57.8)
Bank owned life insurance income	1,959	842	1,117	132.7
Net gain on mortgage banking activities	647	939	(292)	(31.1)
Other income	245	1,025	(780)	(76.1)
Total noninterest income	$22,415	$25,595	$(3,180)	(12.4%)

Three months ended March 31, 2025 versus 2024

Noninterest income for the three months ended March 31, 2025 was $22.4 million, a decrease of $3.2 million, or 12.4%, from the three months ended March 31, 2024.

Other service fee income decreased $3.7 million, or 57.8%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to a $3.4 million net gain from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024. Additionally, net servicing fees on sold mortgage loans decreased by $177 thousand, primarily attributable to the previously mentioned sale of mortgage servicing rights.

Other income decreased $780 thousand, or 76.1%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to decreases in other real estate owned, fees on risk participation agreements for interest rate swaps and gains on the sale of Small Business Administration loans.

Net gain on mortgage banking activities decreased $292 thousand, or 31.1%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to decreased salable volume.

Insurance commission and fee income decreased $312 thousand, or 4.3%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to a decrease in contingent income of $700 thousand, which was $1.6 million and $2.3 million, for the three months ended March 31, 2025 and March 31, 2024, respectively. Contingent income is largely recognized in the first quarter of the year. The decrease was partially offset by an increase of $404 thousand in revenue for commercial lines.

Bank owned life insurance income increased $1.1 million, or 132.7%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to the previously discussed $1.0 million in death benefits claims.

Investment advisory commission and fee income increased $419 thousand, or 8.1%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to new customer relationships and appreciation of assets under management and supervision.

Service charges on deposit accounts increased $323 thousand, or 17.3%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to increased treasury management income.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Salaries, benefits and commissions	$30,826	$31,338	$(512)	(1.6%)
Net occupancy	2,853	2,872	(19)	(0.7)
Equipment	1,122	1,111	11	1.0
Data processing	4,364	4,495	(131)	(2.9)
Professional fees	1,797	1,688	109	6.5
Marketing and advertising	353	416	(63)	(15.1)
Deposit insurance premiums	1,151	1,135	16	1.4
Intangible expenses	130	187	(57)	(30.5)
Other expense	6,732	6,832	(100)	(1.5)
Total noninterest expense	$49,328	$50,074	$(746)	(1.5%)
Three months ended March 31, 2025 versus 2024

Noninterest expense for the three months ended March 31, 2025 was $49.3 million, a decrease of $746 thousand, or 1.5%, from the three months ended March 31, 2024.

Salaries, benefits and commissions decreased $512 thousand, or 1.6%, for the three months ended March 31, 2025 from the comparable period in the prior year, primarily due to an increase in compensation capitalized and a decrease in medical claims expense, partially offset by an increase in incentive compensation due to increased profitability.

Tax Provision

The Corporation recognized a tax expense of $5.2 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively, resulting in effective rates of 18.7% and 20.5% for the respective periods. The discrete tax effect of vested equity compensation awards favorably impacted the first quarter of 2025 by 71 basis points and unfavorably impacted the first quarter of 2024 by 74 basis points. Additionally, the effective tax rate for the three months ended March 31, 2025 was favorably impacted by 76 basis points from the proceeds of BOLI death benefits. Excluding the discrete impact of vested equity compensation awards and BOLI death benefits, the effective tax rate was 20.2% for the three months ended March 31, 2025 compared to 19.8% for the three months ended March 31, 2024.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31, 2025	At December 31, 2024	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$169,134	$328,844	$(159,710)	(48.6)%
Investment securities	497,059	493,978	3,081	0.6
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	35,732	38,980	(3,248)	(8.3)
Loans held for sale	13,150	16,653	(3,503)	(21.0)
Loans and leases held for investment	6,833,037	6,826,583	6,454	0.1
Allowance for credit losses, loans and leases	(87,790)	(87,091)	(699)	0.8
Premises and equipment, net	47,175	46,671	504	1.1
Operating lease right-of-use assets	27,182	28,531	(1,349)	(4.7)
Goodwill and other intangibles, net	183,571	183,819	(248)	(0.1)
Bank owned life insurance	139,482	139,351	131	0.1
Accrued interest receivable and other assets	117,435	112,098	5,337	4.8
Total assets	$7,975,167	$8,128,417	$(153,250)	(1.9)%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $159.7 million, or 48.6%, from December 31, 2024, primarily due to a decrease in interest-earning deposits at the Federal Reserve Bank of $162.7 million due to seasonal decreases in public funds, reflecting decreases in deposits and long-term debt.

Investment Securities

Total investment securities at March 31, 2025 increased $3.1 million, or 0.6%, from December 31, 2024. Purchases of $12.7 million, which were primarily residential mortgage-backed securities, increases in the fair value of available-for-sale investment securities of $7.1 million and a reversal of provision for credit losses of $93 thousand were partially offset by maturities and pay-downs of $14.6 million, sales of $2.0 million and net amortization of purchased premiums and discounts of $236 thousand.

Loans and Leases

Gross loans and leases held for investment increased $6.5 million, or 0.1%, from December 31, 2024. The growth in gross loans and leases held for investment was primarily due to increases in commercial real estate and construction loans, partially offset by decreases in commercial loans lease financings. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At March 31, 2025, nonaccrual loans and leases were $11.1 million and had a related allowance for credit losses on loans and leases of $2.6 million. At December 31, 2024, nonaccrual loans and leases were $12.7 million and had a related allowance for credit losses on loans and leases of $1.9 million. During the three months ended March 31, 2025, a $2.5 million nonaccrual residential real estate loan was transferred to other real estate owned. In addition, a $1.2 million commercial loan was placed on nonaccrual status. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the three months ended March 31, 2025 were $1.7 million compared to $1.4 million for the same period in the prior year.

Other real estate owned (OREO) was $22.4 million at March 31, 2025, compared to $20.1 million at December 31, 2024. During the three months ended March 31, 2025, one nonaccrual residential real estate loan with a carrying value of $2.5 million was transferred to OREO. Additionally, during the three months ended March 31, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Repossessed assets were $79 thousand and $76 thousand at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, repossessed assets of $17 thousand were acquired and repossessed assets totaling $13 thousand were sold.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2025	At December 31, 2024
Nonaccrual loans and leases held for investment	11,126	12,667
Accruing loans and leases, 90 days or more past due	322	321
Total nonperforming loans and leases	$11,448	$12,988
Other real estate owned	22,433	20,141
Repossessed assets	79	76
Total nonperforming assets	$33,960	$33,205

Loans and leases held for investment	$6,833,037	$6,826,583
Allowance for credit losses, loans and leases	87,790	87,091
Nonaccrual loans and leases with partial charge-offs	269	273
Life-to-date partial charge-offs on nonaccrual loans and leases	669	649
Reserves on individually analyzed loans	2,576	1,945

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%
Nonaccrual loans and leases / loans and leases held for investment	0.16%	0.19%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	789.05%	687.54%

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of March 31, 2025:

(Dollars in thousands)	At March 31, 2025
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$469,397	8.7%
Animal Production	394,279	7.3
CRE - Multi-family	360,743	6.7
CRE - Office	299,751	5.6
CRE - 1-4 Family Residential Investment	278,386	5.2
CRE - Industrial / Warehouse	253,136	4.7
Hotels & Motels (Accommodation)	207,710	3.8
Specialty Trade Contractors	189,427	3.5
Nursing and Residential Care Facilities	177,053	3.3
Motor Vehicle and Parts Dealers	146,911	2.7
Merchant Wholesalers, Durable Goods	146,037	2.7
Homebuilding (tract developers, remodelers)	140,612	2.6
Repair and Maintenance	134,183	2.5
Crop Production	110,882	2.1
CRE - Mixed-Use - Residential	109,872	2.0
Wood Product Manufacturing	101,606	1.9
Professional, Scientific, and Technical Services	95,730	1.8
Food Services and Drinking Places	86,916	1.6
Administrative and Support Services	83,145	1.5
Merchant Wholesalers, Nondurable Goods	83,088	1.5
Fabricated Metal Product Manufacturing	78,181	1.4
Real Estate Lenders, Secondary Market Financing	75,461	1.4
Religious Organizations, Advocacy Groups	65,857	1.2
CRE - Mixed-Use - Commercial	64,683	1.2
Miniwarehouse / Self-Storage	64,553	1.2
Personal and Laundry Services	64,508	1.2
Education	62,362	1.2
Amusement, Gambling, and Recreation Industries	61,437	1.1
Food Manufacturing	56,400	1.0
Industries with >$50 million in outstandings	$4,462,306	82.7%
Industries with <$50 million in outstandings	$936,324	17.3%
Total Commercial Loans	$5,398,630	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$992,767
Real Estate-Home Equity Secured for Personal Purpose	189,119
Loans to Individuals	16,930
Lease Financings	235,591
Total Consumer Loans and Lease Financings	$1,434,407

Total	$6,833,037

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $130 thousand and $175 thousand for the three months ended March 31, 2025 and 2024, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2025 and December 31, 2024.

The Corporation also has goodwill with a net carrying value of $175.5 million at March 31, 2025 and December 31, 2024, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2025 or 2024. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2025	At December 31, 2024	Change
			Amount	Percent
Deposits	$6,658,498	$6,759,259	$(100,761)	(1.5%)
Short-term borrowings	4,031	11,181	(7,150)	(63.9)
Long-term debt	175,000	225,000	(50,000)	(22.2)
Subordinated notes	149,386	149,261	125	0.1
Operating lease liabilities	30,062	31,485	(1,423)	(4.5)
Accrued interest payable and other liabilities	54,718	64,930	(10,212)	(15.7)
Total liabilities	$7,071,695	$7,241,116	$(169,421)	(2.3%)

Deposits

Total deposits decreased $100.8 million, or 1.5%, from December 31, 2024, primarily due to seasonal declines in public funds deposits and decreases in commercial and consumer deposits, partially offset by an increase in brokered deposits. At March 31, 2025, noninterest bearing deposits totaling $1.4 billion represented 21.5% of total deposits compared to $1.4 billion representing 20.9% of total deposits at December 31, 2024. At March 31, 2025 and December 31, 2024, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, totaled $1.5 billion, which represented 21.9% and 22.0% of total deposits at the respective periods.

Borrowings

Total borrowings decreased $57.0 million, or 14.8%, from December 31, 2024, primarily due to maturities of long-term FHLB advances totaling $50.0 million. These borrowings were replaced with brokered deposits during the quarter. Additionally, customer repurchase agreements decreased $7.2 million from December 31, 2024.

Other Liabilities

Other liabilities decreased $10.2 million, or 15.7%, from December 31, 2024, primarily due to the payment of previously accrued annual incentive compensation.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2025	At December 31, 2024	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	300,634	302,829	(2,195)	(0.7)
Retained earnings	541,776	525,780	15,996	3.0
Accumulated other comprehensive loss	(37,922)	(43,992)	6,070	(13.8)
Treasury stock	(58,800)	(55,100)	(3,700)	6.7
Total shareholders’ equity	$903,472	$887,301	$16,171	1.8%

Total shareholders' equity increased $16.2 million, or 1.8%, from December 31, 2024. Retained earnings at March 31, 2025 increased by $16.0 million primarily due to net income of $22.4 million offset by $6.1 million in cash dividends paid during the three months ended March 31, 2025. Accumulated other comprehensive loss decreased by $6.1 million, which was primarily attributable to increases in the fair value of available-for-sale investment securities of $5.6 million, net of tax. Treasury stock increased $3.7 million from December 31, 2024, related to repurchases of 221,760 shares at a cost of $6.5 million, offset by

$2.8 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $26.1 million and $24.6 million for the three months ended March 31, 2025 and 2024, respectively. See the section of this Management's Discussion and Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. The pre-tax income increase from 2024 was primarily due to new customer relationships and appreciation of assets under management and supervision. Assets under management and supervision were $5.2 billion as of March 31, 2025 and December 31, 2024, $5.0 billion as of March 31, 2024 and $4.7 billion as of December 31, 2023.

The Insurance segment reported pre-tax income of $2.4 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively, which included noninterest income of $6.9 million in 2025 and $7.3 million in 2024. The decrease in noninterest income for the three months ended March 31, 2025 was primarily due to a decrease in contingent income of $700 thousand, which was $1.6 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. Contingent income is largely recognized in the first quarter of the year. The decrease was partially offset by an increase of $404 thousand in revenue for commercial lines.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at March 31, 2025.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of March 31, 2025 and December 31, 2024 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$1,006,906	14.35%	$561,205	8.00%	$701,506	10.00%
Bank	850,851	12.18	558,789	8.00	698,487	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	769,781	10.97	420,903	6.00	561,205	8.00
Bank	763,485	10.93	419,092	6.00	558,789	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	769,781	10.97	315,678	4.50	455,979	6.50
Bank	763,485	10.93	314,319	4.50	454,016	6.50
Tier 1 Capital (to Average Assets):
Corporation	769,781	9.80	314,056	4.00	392,571	5.00
Bank	763,485	9.75	313,116	4.00	391,395	5.00
At December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$999,073	14.19%	$563,074	8.00%	$703,842	10.00%
Bank	843,245	12.03	560,778	8.00	700,972	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	422,305	6.00	563,074	8.00
Bank	757,380	10.80	420,583	6.00	560,778	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	316,729	4.50	457,497	6.50
Bank	757,380	10.80	315,438	4.50	455,632	6.50
Tier 1 Capital (to Average Assets):
Corporation	763,947	9.51	321,439	4.00	401,799	5.00
Bank	757,380	9.45	320,674	4.00	400,843	5.00
At March 31, 2025 and December 31, 2024, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At March 31, 2025, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

Asset/Liability Management

The primary functions of Asset/Liability Management are to minimize interest rate risk and to ensure adequate earnings, capital and liquidity while maintaining an appropriate balance of interest-earning assets and interest-bearing liabilities. Management's objective with regard to interest rate risk is to understand the Corporation's sensitivity to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, unencumbered cash and cash equivalents, were $166.7 million and $327.8 million at March 31, 2025 and December 31, 2024, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $65.1 million and $55.4 million at March 31, 2025 and December 31, 2024, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank and Federal Reserve Bank of $3.7 billion at March 31, 2025 and December 31, 2024, of which $2.3 billion and $2.1 billion was available as of March 31, 2025 and December 31, 2024, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $468.0 million at March 31, 2025 and December 31, 2024. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

Sources of Funds

Non-brokered deposits continue to be the largest significant funding source for the Corporation. These deposits are primarily generated from individuals, businesses, public funds and non-profit customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.

As part of its diversified funding strategy, the Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes federal funds purchases from correspondent banks, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia, and brokered deposits and other similar sources.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. Certificates of deposit due within one year of March 31, 2025 totaled $1.1 billion. If these deposits do not remain with the Bank, the Bank will be required to seek other sources of funds. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended March 31, 2025. A detailed discussion of market risk is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Sensitivity, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the first quarter of 2025, under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2025	43,110	$29.51	43,110	1,357,044
February 1 – 28, 2025	43,888	30.83	43,888	1,313,156
March 1 – 31, 2025	134,762	29.08	134,762	1,178,394
Total	221,760	$29.51	221,760
1.Average price paid per share includes stock repurchase excise tax.

On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. On October 23, 2024, the Corporation's Board of Directors approved the repurchase of 1,000,000 additional shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2024. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The stock repurchase plan has no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the plan at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – 31, 2025	—	$—
February 1 – 28, 2025	—	—
March 1 – 31, 2025	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: April 29, 2025	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2025	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)