Form 10-Q
period 2025-06-30
UNIVEST FINANCIAL Corp
filed 2025-07-29
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	28,805,205
(Title of Class)	(Number of shares outstanding at July 28, 2025)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At June 30, 2025	At December 31, 2024
ASSETS
Cash and due from banks	$76,624	$75,998
Interest-earning deposits with other banks	83,741	252,846
Cash and cash equivalents	160,365	328,844
Investment securities held-to-maturity (fair value $113,166 and $115,007 at June 30, 2025 and December 31, 2024, respectively)	128,455	134,111
Investment securities available-for-sale (amortized cost $400,676 and $402,651, net of allowance for credit losses of $17 and $839 at June 30, 2025 and December 31, 2024, respectively)	366,421	357,361
Investments in equity securities	1,801	2,506
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	36,482	38,980
Loans held for sale	17,774	16,653
Loans and leases held for investment	6,801,185	6,826,583
Less: Allowance for credit losses, loans and leases	(86,989)	(87,091)
Net loans and leases held for investment	6,714,196	6,739,492
Premises and equipment, net	47,140	46,671
Operating lease right-of-use assets	27,278	28,531
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,967	8,309
Bank owned life insurance	140,086	139,351
Accrued interest receivable and other assets	115,581	112,098
Total assets	$7,939,056	$8,128,417
LIABILITIES
Noninterest-bearing deposits	$1,461,189	$1,414,635
Interest-bearing deposits	5,121,471	5,344,624
Total deposits	6,582,660	6,759,259
Short-term borrowings	6,271	11,181
Long-term debt	200,000	225,000
Subordinated notes	149,511	149,261
Operating lease liabilities	30,106	31,485
Accrued interest payable and other liabilities	53,775	64,930
Total liabilities	7,022,323	7,241,116
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2025 and December 31, 2024; 31,556,799 shares issued at June 30, 2025 and December 31, 2024; 28,810,805 and 29,045,877 shares outstanding at June 30, 2025 and December 31, 2024, respectively	157,784	157,784
Additional paid-in capital	301,640	302,829
Retained earnings	555,403	525,780
Accumulated other comprehensive loss, net of tax benefit	(34,969)	(43,992)
Treasury stock, at cost; 2,745,994 and 2,510,922 shares at June 30, 2025 and December 31, 2024, respectively	(63,125)	(55,100)
Total shareholders’ equity	916,733	887,301
Total liabilities and shareholders’ equity	$7,939,056	$8,128,417
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans and leases	$99,702	$94,276	$197,048	$186,893
Interest and dividends on investment securities:
Taxable	3,962	3,741	7,981	7,388
Exempt from federal income taxes	—	7	4	19
Interest on deposits with other banks	1,371	1,108	2,731	2,717
Interest and dividends on other earning assets	671	700	1,358	1,424
Total interest income	105,706	99,832	209,122	198,441
Interest expense
Interest on deposits	41,755	43,505	83,734	85,478
Interest on short-term borrowings	1	242	15	247
Interest on long-term debt and subordinated notes	4,409	5,058	9,051	10,222
Total interest expense	46,165	48,805	92,800	95,947
Net interest income	59,541	51,027	116,322	102,494
Provision for credit losses	5,694	707	8,005	2,139
Net interest income after provision for credit losses	53,847	50,320	108,317	100,355
Noninterest income
Trust fee income	2,146	2,008	4,307	4,116
Service charges on deposit accounts	2,258	1,982	4,452	3,853
Investment advisory commission and fee income	5,460	5,238	11,073	10,432
Insurance commission and fee income	5,261	5,167	12,150	12,368
Other service fee income	3,147	3,044	5,854	9,459
Bank owned life insurance income	1,012	1,086	2,971	1,928
Net gain on mortgage banking activities	981	1,710	1,628	2,649
Other income	1,236	745	1,481	1,770
Total noninterest income	21,501	20,980	43,916	46,575
Noninterest expense
Salaries, benefits and commissions	31,536	30,187	62,362	61,525
Net occupancy	2,739	2,679	5,592	5,551
Equipment	1,043	1,088	2,165	2,199
Data processing	4,408	4,161	8,772	8,656
Professional fees	1,597	1,466	3,394	3,154
Marketing and advertising	498	715	851	1,131
Deposit insurance premiums	1,074	1,098	2,225	2,233
Intangible expenses	131	188	261	375
Other expense	7,306	7,126	14,038	13,958
Total noninterest expense	50,332	48,708	99,660	98,782
Income before income taxes	25,016	22,592	52,573	48,148
Income tax expense	5,038	4,485	10,200	9,736
Net income	$19,978	$18,107	$42,373	$38,412
Net income per share:
Basic	$0.69	$0.62	$1.46	$1.31
Diluted	0.69	0.62	1.45	1.30
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2025			2024
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$25,016	$5,038	$19,978	$22,592	$4,485	$18,107
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains arising during the period	3,875	814	3,061	148	32	116
Reversal of provision for credit losses	(729)	(153)	(576)	(36)	(8)	(28)
Total net unrealized gains on available-for-sale investment securities	3,146	661	2,485	112	24	88
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	—	—	—	(1,064)	(223)	(841)
Less: reclassification adjustment for net losses realized in net income	—	—	—	1,586	333	1,253
Reclassification adjustment recorded in earnings (1)	569	119	450	—	—	—
Total net unrealized gains on interest rate swaps used in cash flow hedges	569	119	450	522	110	412
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	23	5	18	147	31	116
Total defined benefit pension plans	23	5	18	147	31	116
Other comprehensive income	3,738	785	2,953	781	165	616
Total comprehensive income	$28,754	$5,823	$22,931	$23,373	$4,650	$18,723
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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2025			2024
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$52,573	$10,200	$42,373	$48,148	$9,736	$38,412
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	11,035	2,318	8,717	(2,841)	(596)	(2,245)
(Reversal of provision) provision for credit losses	(822)	(173)	(649)	50	10	40
Total net unrealized gains (losses) on available-for-sale investment securities	10,213	2,145	8,068	(2,791)	(586)	(2,205)
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	—	—	—	(5,077)	(1,066)	(4,011)
Less: reclassification adjustment for net losses realized in net income	—	—	—	3,172	666	2,506
Reclassification adjustment recorded in earnings (1)	1,134	238	896	—	—	—
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	1,134	238	896	(1,905)	(400)	(1,505)
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	75	16	59	294	62	232
Total defined benefit pension plans	75	16	59	294	62	232
Other comprehensive income (loss)	11,422	2,399	9,023	(4,402)	(924)	(3,478)
Total comprehensive income	$63,995	$12,599	$51,396	$43,746	$8,812	$34,934
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2025
Balance at March 31, 2025	28,962,648	$157,784	$300,634	$541,776	$(37,922)	$(58,800)	$903,472
Net income	—	—	—	19,978	—	—	19,978
Other comprehensive income, net of income tax	—	—	—	—	2,953	—	2,953
Cash dividends declared ($0.22 per share)	—	—	—	(6,353)	—	—	(6,353)
Stock-based compensation	—	—	965	3	—	—	968
Stock issued under dividend reinvestment and employee stock purchase plans	18,981	—	48	(1)	—	528	575
Vesting of restricted stock units, net of shares withheld to cover taxes	433	—	(15)	—	—	8	(7)
Exercise of stock options	1,500	—	8	—	—	35	43
Purchases of treasury stock	(172,757)	—	—	—	—	(4,896)	(4,896)
Balance at June 30, 2025	28,810,805	$157,784	$301,640	$555,403	$(34,969)	$(63,125)	$916,733

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2024
Balance at March 31, 2024	29,337,919	$157,784	$298,914	$488,790	$(54,740)	$(47,079)	$843,669
Net income	—	—	—	18,107	—	—	18,107
Other comprehensive income, net of income tax	—	—	—	—	616	—	616
Cash dividends declared ($0.21 per share)	—	—	—	(6,143)	—	—	(6,143)
Stock-based compensation	—	—	1,378	(272)	—	—	1,106
Stock issued under dividend reinvestment and employee stock purchase plans	27,321	—	17	—	—	603	620
Vesting of restricted stock units, net of shares withheld to cover taxes	4,208	—	(111)	—	—	88	(23)
Exercise of stock options	12,000	—	(32)	—	—	255	223
Purchases of treasury stock	(190,808)	—	—	—	—	(4,038)	(4,038)
Balance at June 30, 2024	29,190,640	$157,784	$300,166	$500,482	$(54,124)	$(50,171)	$854,137

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2025
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301
Net income	—	—	—	42,373	—	—	42,373
Other comprehensive income, net of income tax	—	—	—	—	9,023	—	9,023
Cash dividends declared ($0.43 per share)	—	—	—	(12,441)	—	—	(12,441)
Stock-based compensation	—	—	2,335	(308)	—	—	2,027
Stock issued under dividend reinvestment and employee stock purchase plans	38,117	—	98	(1)	—	1,052	1,149
Vesting of restricted stock units, net of shares withheld to cover taxes	108,328	—	(3,656)	—	—	2,074	(1,582)
Exercise of stock options	13,000	—	34	—	—	289	323
Purchases of treasury stock	(394,517)	—	—	—	—	(11,440)	(11,440)
Balance at June 30, 2025	28,810,805	$157,784	$301,640	$555,403	$(34,969)	$(63,125)	$916,733

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2024
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208
Net income	—	—	—	38,412	—	—	38,412
Other comprehensive loss, net of income tax benefit	—	—	—	—	(3,478)	—	(3,478)
Cash dividends declared ($0.42 per share)	—	—	—	(12,332)	—	—	(12,332)
Stock-based compensation	—	—	2,348	(289)	—	—	2,059
Stock issued under dividend reinvestment and employee stock purchase plans	59,227	—	12	—	—	1,256	1,268
Vesting of restricted stock units, net of shares withheld to cover taxes	107,377	—	(3,212)	—	—	2,355	(857)
Exercise of stock options	19,788	—	(48)	—	—	421	373
Purchases of treasury stock	(507,473)	—	—	—	—	(10,516)	(10,516)
Balance at June 30, 2024	29,190,640	$157,784	$300,166	$500,482	$(54,124)	$(50,171)	$854,137
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$42,373	$38,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,005	2,139
Depreciation of premises and equipment	2,731	2,718
Net amortization of investment securities premiums and discounts	480	521
Amortization, fair market value adjustments and capitalization of servicing rights	81	2,899
Net gain on mortgage banking activities	(1,628)	(2,649)
Bank owned life insurance income	(2,971)	(1,928)
Stock-based compensation	2,252	2,231
Intangible expenses	261	375
Other adjustments to reconcile net income to cash used in operating activities	(1,567)	(1,107)
Originations of loans held for sale	(95,067)	(138,398)
Proceeds from the sale of loans held for sale	95,735	124,758
Contributions to pension and other postretirement benefit plans	(125)	(126)
Increase in accrued interest receivable and other assets	(3,526)	(18,716)
Decrease in accrued interest payable and other liabilities	(8,176)	(2,972)
Net cash provided by operating activities	38,858	8,157
Cash flows from investing activities:
Proceeds from sale of premises and equipment	305	2,445
Purchases of premises and equipment	(3,293)	(1,852)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	6,727	6,583
Proceeds from maturities, calls and principal repayments of securities available-for-sale	24,025	32,931
Purchases of investment securities held-to-maturity	(1,236)	(1,100)
Purchases of investment securities available-for-sale	(22,380)	(27,351)
Proceeds from sales of equity securities	2,955	2,103
Purchases of money market mutual funds	(2,250)	(1,847)
Net decrease in other investments	2,498	3,061
Net decrease (increase) in loans and leases	14,283	(119,483)
Proceeds from sales of foreclosed / repossessed assets	239	—
Purchases of bank owned life insurance	—	(5,710)
Proceeds from bank owned life insurance	2,236	1,159
Net cash provided by (used in) investing activities	24,109	(109,061)
Cash flows from financing activities:
Net (decrease) increase in deposits	(176,602)	119,529
Net (decrease) increase in short-term borrowings	(4,910)	5,475
Proceeds from issuance of long-term debt	50,000	—
Repayment of long-term debt	(75,000)	(60,000)
Payment of contingent consideration on acquisitions	(635)	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,582)	(857)
Purchases of treasury stock	(11,440)	(10,516)
Stock issued under dividend reinvestment and employee stock purchase plans	1,149	1,268
Proceeds from exercise of stock options	323	373
Cash dividends paid	(12,749)	(12,621)
Net cash (used in) provided by financing activities	(231,446)	42,016
Net decrease in cash and cash equivalents	(168,479)	(58,888)
Cash and cash equivalents at beginning of year	328,844	249,799
Cash and cash equivalents at end of period	$160,365	$190,911

Supplemental disclosures of cash flow information:
Cash paid for interest	$98,926	$91,937
Cash paid for income taxes, net of refunds	11,310	11,090

Non cash transactions:
Transfer of loans to other real estate owned	$2,526	$252
Transfer of leases to repossessed assets	17	167
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025.

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

Recent Accounting Pronouncements Yet to Be Adopted

In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative". This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

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

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Numerator for basic and diluted earnings per share—net income available to common shareholders	$19,978	$18,107	$42,373	$38,412
Denominator for basic earnings per share—weighted-average shares outstanding	28,859	29,247	28,929	29,330
Effect of dilutive securities—stock options and restricted stock units	188	106	226	123
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	29,047	29,353	29,155	29,453
Basic earnings per share	$0.69	$0.62	$1.46	$1.31
Diluted earnings per share	$0.69	$0.62	$1.45	$1.30
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	112	334	114	255

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at June 30, 2025 and December 31, 2024, by contractual maturity within each type:

	At June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$796	$—	$(13)	$—	$783
After 5 years to 10 years	11,990	—	(350)	—	11,640
Over 10 years	115,669	—	(14,926)	—	100,743
	128,455	—	(15,289)	—	113,166
Total	$128,455	$—	$(15,289)	$—	$113,166
Securities Available-for-Sale
Residential mortgage-backed securities:
Within 1 year	$6	$—	$—	$—	$6
After 1 year to 5 years	206	—	(3)	—	203
After 5 years to 10 years	10,121	—	(513)	—	9,608
Over 10 years	310,920	748	(30,327)	—	281,341
	321,253	748	(30,843)	—	291,158
Collateralized mortgage obligations:
After 1 year to 5 years	112	—	(2)	—	110
Over 10 years	1,528	—	(97)	—	1,431
	1,640	—	(99)	—	1,541
Corporate bonds:
Within 1 year	8,889	5	(94)	(6)	8,794
After 1 year to 5 years	48,394	66	(2,613)	(11)	45,836
After 5 years to 10 years	20,500	15	(1,423)	—	19,092
	77,783	86	(4,130)	(17)	73,722
Total	$400,676	$834	$(35,072)	$(17)	$366,421

	At December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,114	$—	$(24)	$—	$1,090
After 5 years to 10 years	10,208	—	(450)	—	9,758
Over 10 years	122,789	—	(18,630)	—	104,159
	134,111	—	(19,104)	—	115,007
Total	$134,111	$—	$(19,104)	$—	$115,007
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,300	$—	$(5)	$—	$1,295
	1,300	—	(5)	—	1,295
Residential mortgage-backed securities:
Within 1 year	20	—	—	—	20
After 1 year to 5 years	298	—	(6)	—	292
After 5 years to 10 years	11,260	—	(791)	—	10,469
Over 10 years	311,126	119	(38,645)	—	272,600
	322,704	119	(39,442)	—	283,381
Collateralized mortgage obligations:
After 1 year to 5 years	155	—	(4)	—	151
Over 10 years	1,663	—	(129)	—	1,534
	1,818	—	(133)	—	1,685
Corporate bonds:
Within 1 year	5,905	5	(58)	(6)	5,846
After 1 year to 5 years	10,924	16	(303)	(31)	10,606
After 5 years to 10 years	60,000	—	(4,650)	(802)	54,548
	76,829	21	(5,011)	(839)	71,000
Total	$402,651	$140	$(44,591)	$(839)	$357,361

Gross unrealized gains and losses on available-for-sale securities are recognized in accumulated other comprehensive income (loss) and changes in the allowance for credit loss are recorded through provisions for credit loss expense. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $424.6 million and $424.8 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at June 30, 2025 or December 31, 2024.

There were no sales of securities available-for-sale during the three months ended June 30, 2025 or 2024.

At June 30, 2025 and December 31, 2024, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2025
Securities Held-to-Maturity
Residential mortgage-backed securities	$2,573	$(17)	$109,356	$(15,272)	$111,929	$(15,289)
Total	$2,573	$(17)	$109,356	$(15,272)	$111,929	$(15,289)
Securities Available-for-Sale
Residential mortgage-backed securities	$25,762	$(151)	$201,199	$(30,692)	$226,961	$(30,843)
Collateralized mortgage obligations	—	—	1,542	(99)	1,542	(99)
Corporate bonds	996	(2)	56,977	(3,938)	57,973	(3,940)
Total	$26,758	$(153)	$259,718	$(34,729)	$286,476	$(34,882)
At December 31, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Total	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Securities Available-for-Sale
Residential mortgage-backed securities	$65,044	$(905)	$205,071	$(38,537)	$270,115	$(39,442)
Collateralized mortgage obligations	—	—	1,685	(133)	1,685	(133)
Total	$65,044	$(905)	$206,756	$(38,670)	$271,800	$(39,575)

At June 30, 2025, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $111.9 million, including unrealized losses of $15.3 million. These holdings were comprised of 90 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the six months ended June 30, 2025.

At June 30, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $286.5 million, including unrealized losses of $34.9 million. These holdings were comprised of: (1) 106 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; (2) 10 investment grade corporate bonds, and (3) two collateralized mortgage obligation bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the negative fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at June 30, 2025 and is included within accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a roll forward by major security type for the six months ended June 30, 2025 and June 30, 2024 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Six months ended June 30, 2025
Securities Available-for-Sale
Beginning balance	$(839)
Change in securities for which a previous expected credit loss was recognized	822
Ending balance	$(17)
Six months ended June 30, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Additions for securities for which no previous expected credit losses were recognized	(1)
Change in securities for which a previous expected credit loss was recognized	(49)
Ending balance	$(781)

At June 30, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $10.3 million, including unrealized losses of $209 thousand, and allowance for credit losses of $17 thousand. These holdings were comprised of 19 investment grade corporate bonds, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

During the second quarter of 2025, $719 thousand of allowance credit for losses was reversed on six investment grade corporate bonds. These six investment grade corporate bonds were issued by Global Systemically Important Banks and Domestic Systemically Important Banks which hold a significant amount of excess capital to address a systemic event. As such, these banks were excluded from the allowance for credit loss on investments as the credit risk within this portfolio is deemed to be zero.

The Corporation recognized a $42 thousand net loss on equity securities during the six months ended June 30, 2024 in other noninterest income. There were no sales of equity securities during the six months ended June 30, 2025 or 2024.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2025	At December 31, 2024
Commercial, financial and agricultural	$1,052,246	$1,037,835
Real estate-commercial	3,485,615	3,530,451
Real estate-construction	302,424	274,483
Real estate-residential secured for business purpose	535,210	536,095
Real estate-residential secured for personal purpose	984,166	994,972
Real estate-home equity secured for personal purpose	195,014	186,836
Loans to individuals	14,069	21,250
Lease financings	232,441	244,661
Total loans and leases held for investment, net of deferred income	$6,801,185	$6,826,583
Less: Allowance for credit losses, loans and leases	(86,989)	(87,091)
Net loans and leases held for investment	$6,714,196	$6,739,492
Imputed interest on lease financings, included in the above table	$(29,947)	$(31,927)
Net deferred costs, included in the above table	6,646	6,992
Overdraft deposits included in the above table	170	104

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at June 30, 2025 and December 31, 2024:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2025
Commercial, financial and agricultural	$8,270	$2,188	$—	$10,458	$1,034,884	$1,045,342	$6,904	$1,052,246
Real estate—commercial real estate and construction:
Commercial real estate	3,129	202	—	3,331	3,466,623	3,469,954	15,661	3,485,615
Construction	635	—	—	635	301,789	302,424	—	302,424
Real estate—residential and home equity:
Residential secured for business purpose	2,871	361	—	3,232	529,629	532,861	2,349	535,210
Residential secured for personal purpose	3,900	157	—	4,057	978,925	982,982	1,184	984,166
Home equity secured for personal purpose	1,154	576	—	1,730	192,030	193,760	1,254	195,014
Loans to individuals	167	144	16	327	13,742	14,069	—	14,069
Lease financings	2,619	486	109	3,214	228,670	231,884	557	232,441
Total	$22,745	$4,114	$125	$26,984	$6,746,292	$6,773,276	$27,909	$6,801,185

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2024
Commercial, financial and agricultural	$1,750	$723	$—	$2,473	$1,031,567	$1,034,040	$3,795	$1,037,835
Real estate—commercial real estate and construction:
Commercial real estate	415	2,919	—	3,334	3,524,438	3,527,772	2,679	3,530,451
Construction	3,659	—	—	3,659	270,824	274,483	—	274,483
Real estate—residential and home equity:
Residential secured for business purpose	1,077	—	—	1,077	534,432	535,509	586	536,095
Residential secured for personal purpose	3,040	—	—	3,040	988,127	991,167	3,805	994,972
Home equity secured for personal purpose	1,063	309	—	1,372	184,273	185,645	1,191	186,836
Loans to individuals	187	59	24	270	20,980	21,250	—	21,250
Lease financings	1,026	502	297	1,825	242,225	244,050	611	244,661
Total	$12,217	$4,512	$321	$17,050	$6,796,866	$6,813,916	$12,667	$6,826,583

During the three months ended June 30, 2025, a $23.7 million commercial loan relationship was placed on nonaccrual status due to, among other things, suspected fraud. Subsequent to the relationship being placed on nonaccrual status, a $7.3 million charge-off was recognized during the quarter. The remaining $16.4 million carrying value is supported by the appraised value of real estate collateral.

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at June 30, 2025 and December 31, 2024.

	At June 30, 2025			At December 31, 2024
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$6,904	$—	$6,904	$3,795	$—	$3,795
Real estate—commercial real estate and construction:
Commercial real estate	15,661	—	15,661	2,679	—	2,679
Real estate—residential and home equity:
Residential secured for business purpose	2,349	—	2,349	586	—	586
Residential secured for personal purpose	1,184	—	1,184	3,805	—	3,805
Home equity secured for personal purpose	1,254	—	1,254	1,191	—	1,191
Loans to individuals	—	16	16	—	24	24
Lease financings	557	109	666	611	297	908
Total	$27,909	$125	$28,034	$12,667	$321	$12,988

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At June 30, 2025
Commercial, financial and agricultural	$2,645	$4,259	$6,904	$—
Real estate-commercial	15,301	360	15,661	—
Real estate-residential secured for business purpose	2,349	—	2,349	—
Real estate-residential secured for personal purpose	1,184	—	1,184	—
Real estate-home equity secured for personal purpose	1,254	—	1,254	—
Loans to individuals	—	—	—	16
Lease financings	—	557	557	109
Total	$22,733	$5,176	$27,909	$125
At December 31, 2024
Commercial, financial and agricultural	$187	$3,608	$3,795	$—
Real estate-commercial	1,834	845	2,679	—
Real estate-residential secured for business purpose	586	—	586	—
Real estate-residential secured for personal purpose	3,805	—	3,805	—
Real estate-home equity secured for personal purpose	1,191	—	1,191	—
Loans to individuals	—	—	—	24
Lease financings	—	611	611	297
Total	$7,603	$5,064	$12,667	$321

For the six months ended June 30, 2025, $23 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At June 30, 2025
Commercial, financial and agricultural	$4,087	$2,121	$696	$6,904
Real estate-commercial	15,661	—	—	15,661
Real estate-residential secured for business purpose	2,349	—	—	2,349
Real estate-residential secured for personal purpose	1,184	—	—	1,184
Real estate-home equity secured for personal purpose	1,254	—	—	1,254
Lease financings	—	557	—	557
Total	$24,535	$2,678	$696	$27,909

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2024
Commercial, financial and agricultural	$1,521	$1,843	$431	$3,795
Real estate-commercial	2,661	—	18	2,679
Real estate-residential secured for business purpose	586	—	—	586
Real estate-residential secured for personal purpose	3,805	—	—	3,805
Real estate-home equity secured for personal purpose	1,191	—	—	1,191
Lease financings	—	611	—	611
Total	$9,764	$2,454	$449	$12,667
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at June 30, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At June 30, 2025
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$129,091	$148,042	$59,416	$43,197	$73,033	$50,049	$440,540	$990	$944,358
2. Special Mention	461	—	8,637	23,359	—	—	21,689	—	54,146
3. Substandard	495	7,994	454	1,727	5,739	5,627	31,706	—	53,742
Total	$130,047	$156,036	$68,507	$68,283	$78,772	$55,676	$493,935	$990	$1,052,246
Current period gross charge-offs	$9	$—	$2,070	$7	$—	$585	$6,723	$—	$9,394

Real Estate-Commercial
Risk Rating
1. Pass	$302,594	$432,781	$411,318	$866,924	$543,162	$802,582	$81,928	$—	$3,441,289
2. Special Mention	7,505	9,195	412	—	—	1,221	—	—	18,333
3. Substandard	—	—	187	3,004	11,530	9,513	1,759	—	25,993
Total	$310,099	$441,976	$411,917	$869,928	$554,692	$813,316	$83,687	$—	$3,485,615
Current period gross charge-offs	$—	$—	$—	$20	$—	$—	$—	$—	$20

Real Estate-Construction
Risk Rating
1. Pass	$70,540	$104,316	$50,790	$48,463	$3,122	$3,503	$13,463	$—	$294,197
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	245	—	—	4,932	—	—	3,050	—	8,227
Total	$70,785	$104,316	$50,790	$53,395	$3,122	$3,503	$16,513	$—	$302,424

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$51,712	$84,955	$84,933	$127,406	$98,962	$51,380	$31,994	$—	$531,342
2. Special Mention	—	74	438	—	673	—	100	—	1,285
3. Substandard	—	—	1,654	—	—	804	125	—	2,583
Total	$51,712	$85,029	$87,025	$127,406	$99,635	$52,184	$32,219	$—	$535,210

Totals By Risk Rating
1. Pass	$553,937	$770,094	$606,457	$1,085,990	$718,279	$907,514	$567,925	$990	$5,211,186
2. Special Mention	7,966	9,269	9,487	23,359	673	1,221	21,789	—	73,764
3. Substandard	740	7,994	2,295	9,663	17,269	15,944	36,640	—	90,545
Total	$562,643	$787,357	$618,239	$1,119,012	$736,221	$924,679	$626,354	$990	$5,375,495
Total current period gross charge-offs	$9	$—	$2,070	$27	$—	$585	$6,723	$—	$9,414

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2024
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$232,925	$73,453	$68,205	$95,135	$16,403	$44,329	$411,413	$871	$942,734
2. Special Mention	3,622	6,489	24,423	166	5	—	27,106	—	61,811
3. Substandard	—	500	1,975	6,623	—	6,401	17,791	—	33,290
Total	$236,547	$80,442	$94,603	$101,924	$16,408	$50,730	$456,310	$871	$1,037,835

Real Estate-Commercial
Risk Rating
1. Pass	$506,644	$441,802	$882,071	$581,693	$538,539	$471,734	$81,145	$—	$3,503,628
2. Special Mention	1,763	—	716	—	3,028	12,213	—	—	17,720
3. Substandard	—	—	2,662	827	1,402	1,317	2,895	—	9,103
Total	$508,407	$441,802	$885,449	$582,520	$542,969	$485,264	$84,040	$—	$3,530,451

Real Estate-Construction
Risk Rating
1. Pass	$109,627	$71,770	$58,072	$4,226	$1,700	$1,899	$19,636	$—	$266,930
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	248	—	4,095	—	2,403	—	807	—	7,553
Total	$109,875	$71,770	$62,167	$4,226	$4,103	$1,899	$20,443	$—	$274,483

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$93,976	$95,743	$137,406	$104,156	$48,495	$21,937	$31,922	$—	$533,635
2. Special Mention	547	239	—	683	405	—	—	—	1,874
3. Substandard	—	—	—	—	548	38	—	—	586
Total	$94,523	$95,982	$137,406	$104,839	$49,448	$21,975	$31,922	$—	$536,095

Totals By Risk Rating
1. Pass	$943,172	$682,768	$1,145,754	$785,210	$605,137	$539,899	$544,116	$871	$5,246,927
2. Special Mention	5,932	6,728	25,139	849	3,438	12,213	27,106	—	81,405
3. Substandard	248	500	8,732	7,450	4,353	7,756	21,493	—	50,532
Total	$949,352	$689,996	$1,179,625	$793,509	$612,928	$559,868	$592,715	$871	$5,378,864

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2025 or December 31, 2024.

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
Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at June 30, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2025
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$11,748	$27,343	$205,261	$346,472	$190,302	$200,740	$—	$981,866
2. Nonperforming	—	—	—	138	—	1,046	—	1,184
Total	$11,748	$27,343	$205,261	$346,610	$190,302	$201,786	$—	$983,050

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$255	$239	$328	$2,102	$353	$1,353	$189,130	$193,760
2. Nonperforming	—	—	—	—	—	—	1,254	1,254
Total	$255	$239	$328	$2,102	$353	$1,353	$190,384	$195,014

Loans to Individuals
Payment Performance
1. Performing	$1,203	$1,682	$690	$285	$216	$579	$9,398	$14,053
2. Nonperforming	—	—	—	—	—	16	—	16
Total	$1,203	$1,682	$690	$285	$216	$595	$9,398	$14,069
Current period gross charge-offs	$50	$78	$48	$9	$—	$—	$168	$353

Lease Financings
Payment Performance
1. Performing	$34,013	$73,844	$69,219	$35,912	$15,049	$3,738	$—	$231,775
2. Nonperforming	23	36	194	254	109	50	—	666
Total	$34,036	$73,880	$69,413	$36,166	$15,158	$3,788	$—	$232,441
Current period gross charge-offs	$—	$—	$161	$164	$34	$47	$16	$422

Totals by Payment Performance
1. Performing	$47,219	$103,108	$275,498	$384,771	$205,920	$206,410	$198,528	$1,421,454
2. Nonperforming	23	36	194	392	109	1,112	1,254	3,120
Total	$47,242	$103,144	$275,692	$385,163	$206,029	$207,522	$199,782	$1,424,574
Total current period gross charge-offs	$50	$78	$209	$173	$34	$47	$184	$775

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2024
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$25,908	$203,136	$356,506	$195,727	$121,743	$88,147	$—	$991,167
2. Nonperforming	—	—	142	37	2,836	790	—	3,805
Total	$25,908	$203,136	$356,648	$195,764	$124,579	$88,937	$—	$994,972

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$354	$352	$2,260	$402	$326	$1,201	$180,750	$185,645
2. Nonperforming	—	—	21	—	—	—	1,170	1,191
Total	$354	$352	$2,281	$402	$326	$1,201	$181,920	$186,836

Loans to Individuals
Payment Performance
1. Performing	$2,008	$963	$459	$300	$19	$610	$16,867	$21,226
2. Nonperforming	—	—	—	—	—	24	—	24
Total	$2,008	$963	$459	$300	$19	$634	$16,867	$21,250

Lease Financings
Payment Performance
1. Performing	$83,360	$82,634	$46,986	$23,088	$5,989	$1,696	$—	$243,753
2. Nonperforming	197	168	473	32	25	13	—	908
Total	$83,557	$82,802	$47,459	$23,120	$6,014	$1,709	$—	$244,661

Totals by Payment Performance
1. Performing	$111,630	$287,085	$406,211	$219,517	$128,077	$91,654	$197,617	$1,441,791
2. Nonperforming	197	168	636	69	2,861	827	1,170	5,928
Total	$111,827	$287,253	$406,847	$219,586	$130,938	$92,481	$198,787	$1,447,719

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2025 or December 31, 2024.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and six months ended June 30, 2025 and 2024. There were no changes to the reasonable and supportable forecast period, the reversion period, or any significant methodology changes during the six months ended June 30, 2025.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$17,527	$6,973	$(7,837)	$316	$16,979
Real estate-commercial	47,166	(831)	—	3	46,338
Real estate-construction	4,750	503	—	—	5,253
Real estate-residential secured for business purpose	7,507	(39)	—	—	7,468
Real estate-residential secured for personal purpose	6,394	50	—	7	6,451
Real estate-home equity secured for personal purpose	1,566	43	—	—	1,609
Loans to individuals	328	189	(188)	15	344
Lease financings	2,552	118	(133)	10	2,547
Total	$87,790	$7,006	$(8,158)	$351	$86,989
Three Months Ended June 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,932	$1,448	$(920)	$85	$14,545
Real estate-commercial	45,853	121	—	4	45,978
Real estate-construction	6,254	(101)	—	—	6,153
Real estate-residential secured for business purpose	8,800	(1,294)	—	233	7,739
Real estate-residential secured for personal purpose	6,637	(31)	—	—	6,606
Real estate-home equity secured for personal purpose	1,184	504	—	—	1,688
Loans to individuals	388	70	(127)	17	348
Lease financings	2,584	205	(122)	21	2,688
Total	$85,632	$922	$(1,169)	$360	$85,745

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,079	$9,652	$(9,394)	$642	$16,979
Real estate-commercial	46,867	(516)	(20)	7	46,338
Real estate-construction	4,924	329	—	—	5,253
Real estate-residential secured for business purpose	7,491	(23)	—	—	7,468
Real estate-residential secured for personal purpose	7,222	(778)	—	7	6,451
Real estate-home equity secured for personal purpose	1,706	(97)	—	—	1,609
Loans to individuals	342	333	(353)	22	344
Lease financings	2,460	491	(422)	18	2,547
Total	$87,091	$9,391	$(10,189)	$696	$86,989
Six Months Ended June 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$2,263	$(1,513)	$96	$14,545
Real estate-commercial	45,849	122	—	7	45,978
Real estate-construction	6,543	110	(500)	—	6,153
Real estate-residential secured for business purpose	8,692	(1,188)	—	235	7,739
Real estate-residential secured for personal purpose	6,349	123	—	134	6,606
Real estate-home equity secured for personal purpose	1,289	399	—	—	1,688
Loans to individuals	392	305	(406)	57	348
Lease financings	2,574	439	(352)	27	2,688
Total	$85,387	$2,573	$(2,771)	$556	$85,745

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at June 30, 2025 and 2024:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At June 30, 2025
Commercial, financial and agricultural	$2,541	$14,438	$16,979	$6,904	$1,045,342	$1,052,246
Real estate-commercial	151	46,187	46,338	15,661	3,469,954	3,485,615
Real estate-construction	—	5,253	5,253	—	302,424	302,424
Real estate-residential secured for business purpose	—	7,468	7,468	2,349	532,861	535,210
Real estate-residential secured for personal purpose	—	6,451	6,451	1,184	982,982	984,166
Real estate-home equity secured for personal purpose	—	1,609	1,609	1,254	193,760	195,014
Loans to individuals	—	344	344	—	14,069	14,069
Lease financings	116	2,431	2,547	116	232,325	232,441
Total	$2,808	$84,181	$86,989	$27,468	$6,773,717	$6,801,185
At June 30, 2024
Commercial, financial and agricultural	$433	$14,112	$14,545	$2,237	$1,053,095	$1,055,332
Real estate-commercial	23	45,955	45,978	4,140	3,369,749	3,373,889
Real estate-construction	—	6,153	6,153	3,523	309,706	313,229
Real estate-residential secured for business purpose	—	7,739	7,739	822	531,806	532,628
Real estate-residential secured for personal purpose	—	6,606	6,606	3,818	948,847	952,665
Real estate-home equity secured for personal purpose	—	1,688	1,688	1,193	177,957	179,150
Loans to individuals	—	348	348	15	26,415	26,430
Lease financings	—	2,688	2,688	—	251,514	251,514
Total	$456	$85,289	$85,745	$15,748	$6,669,089	$6,684,837

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended June 30, 2025 and 2024.

	Term Extension
	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	4	$12,514	1.19%	$64	1	$4,925	0.47%	$10
Total	4	$12,514		$64	1	$4,925		$10
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—

	Other-Than-Insignificant Payment Delay
	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	—	$—	—%	—	2	$7,333	0.69%	98
Total	—	—		—	2	7,333		98
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
*Amortized cost excludes $54 thousand and $73 thousand of accrued interest receivable on modified loans for the three months ended June 30, 2025 and June 30, 2024, respectively.

	Term Extension
	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	$14,624	1.39%	$68	1	$4,925	0.47%	$10
Real estate—commercial	—	—	—	—	2	3,213	0.10	2
Real estate—construction	2	5,010	1.66	5	—	—	—	—
Total	7	$19,634		$73	3	$8,138		$12
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	—	—	—	—	2	3,523	1.12	—
Total	—	$—		$—	2	$3,523		$—

	Other-Than-Insignificant Payment Delay
	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	—	$—	—%	$—	2	$7,333	0.69%	$98
Total	—	$—		$—	2	$7,333		$98
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
*Amortized cost excludes $99 thousand and $95 thousand of accrued interest receivable on modified loans for the six months ended June 30, 2025 and June 30, 2024, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect
Three Months Ended June 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	4	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	4		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—
Three Months Ended June 30, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 10 months to the life of the loan, which reduced monthly payment amount for the borrower.	2	Provided 3 months of payment deferrals to assist borrowers.
Total	1		2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—
Six Months Ended June 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	Added a weighted-average 9 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Real estate—construction	2	Added a weighted-average 5 months to the life of the loan, which reduced monthly payment amounts for the borrower.	—
Total	7		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—
Six Months Ended June 30, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added a weighted-average 10 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	2	Added 3 months of payment deferrals to assist borrowers.
Real estate—commercial	2	Added a weighted-average 8 months to the life of the loan, which reduced monthly payment amount for the borrower.	—
Total	3		2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Total	2		—

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults during the 12-month period preceding modification for the three and six months ended June 30, 2025 and 2024.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of June 30, 2025 and 2024.

	At June 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$14,624	$—	$—	$14,624
Real estate—construction	5,010	—	—	5,010
Total	$19,634	$—	$—	$19,634
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	$—	$—	$—	$—

	At June 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due		90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$12,258	$—		$—	$12,258
Real estate—commercial	8,060	—		—	8,060
Total	$20,318	$—		$—	$20,318
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	$3,523	$—	0	$—	$3,523
Total	$3,523	$—		$—	$3,523

As of June 30, 2025 and June 30, 2024, the Bank had $1.2 million and $971 thousand, respectively, in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at June 30, 2025 or December 31, 2024.

(Dollars in thousands)	At June 30, 2025	At December 31, 2024
Real estate-residential secured for personal purpose	$637	$3,095
Real estate-home equity secured for personal purpose	—	125
Total	$637	$3,220

The following presents foreclosed residential real estate property included in other real estate owned at June 30, 2025 or December 31, 2024.

(Dollars in thousands)	At June 30, 2025	At December 31, 2024
Foreclosed residential real estate	$2,526	$234

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2025	At December 31, 2024
2025 (excluding the six months ended June 30, 2025)	$49,075	$91,125
2026	83,903	76,977
2027	63,391	56,881
2028	38,934	32,899
2029	18,183	12,101
Thereafter	4,492	1,964
Total future minimum lease payments receivable	257,978	271,947
Plus: Unguaranteed residual	1,478	1,485
Plus: Initial direct costs	2,932	3,156
Less: Imputed interest	(29,947)	(31,927)
Lease financings	$232,441	$244,661

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2025 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2024	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2025	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2025			At December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$5,268	$5,172	$96	$6,788	$6,597	$191
Customer related intangibles	2,476	1,514	962	2,476	1,348	1,128
Servicing rights	12,632	5,723	6,909	12,274	5,284	6,990
Total amortized intangible assets	$20,376	$12,409	$7,967	$21,538	$13,229	$8,309
(1) Included within accumulated amortization is a valuation allowance of $21 thousand and $7 thousand on servicing rights at June 30, 2025 and December 31, 2024, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2025 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$208
2026		318
2027		216
2028		161
2029		105
Thereafter		50
Total		$1,058
The aggregate fair value of servicing rights was $11.4 million and $12.7 million at June 30, 2025 and December 31, 2024, respectively. The fair value of these rights was determined using a discount rate of 11.1% and 11.0% at June 30, 2025 and December 31, 2024, respectively.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning of period	$6,872	$5,681	$6,990	$8,982
Servicing rights capitalized	464	537	747	963
Amortization of servicing rights	(432)	(136)	(814)	(477)
Sold servicing rights	—	—	—	(3,466)
Changes in valuation allowance	5	1	(14)	81
End of period	$6,909	$6,083	$6,909	$6,083
Loans serviced for others	$1,049,499	$933,873	$1,049,499	$933,873
Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Valuation allowance, beginning of period	$(26)	$(18)	$(7)	$(98)
Additions	—	—	(14)	—
Reductions	5	1	—	81
Valuation allowance, end of period	$(21)	$(17)	$(21)	$(17)

The estimated amortization expense of servicing rights for the remainder of 2025 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$1,118
2026		941
2027		794
2028		673
2029		570
Thereafter		2,813
Total		$6,909

Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2025 and December 31, 2024 consisted of the following:

	At June 30, 2025		At December 31, 2024
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,461,189	—%	$1,414,635
Demand deposits	3.31	2,896,516	3.25	3,186,597
Savings deposits	0.45	723,996	0.44	704,321
Time deposits	4.04	1,500,959	4.40	1,453,706
Total	2.43%	$6,582,660	2.52%	$6,759,259

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $321.6 million at June 30, 2025 and $276.0 million at December 31, 2024.

At June 30, 2025, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$722,537
2026		361,263
2027		178,352
2028		163,626
2029		73,417
Thereafter		1,764
Total		$1,500,959

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At June 30, 2025		At December 31, 2024
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$6,271	0.05%	$11,181	0.05%

Long-term debt:
FHLB advances	$200,000	4.20	$225,000	4.35%
Subordinated notes	149,511	6.08	149,261	6.08

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.2 billion and $3.3 billion at June 30, 2025 and December 31, 2024, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.1 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.9 billion and $1.7 billion at June 30, 2025 and December 31, 2024, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. The Bank participates in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities was $414.5 million and $397.2 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2025 and December 31, 2024, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.6 billion and $3.7 billion of committed borrowing capacity at June 30, 2025 and December 31, 2024, respectively, of which $2.3 billion and $2.1 billion was available as of June 30, 2025 and December 31, 2024, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $469.0 million and $468.0 million at June 30, 2025 and December 31, 2024, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2025	Weighted Average Rate
Remainder of 2025	$—	—%
2026	100,000	4.29
2027	25,000	3.99
2028	40,000	4.33
2029	25,000	3.91
Thereafter	10,000	3.94
Total	$200,000	4.20%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$142	$135	$11	$14
Interest cost	604	600	27	27
Expected loss on plan assets	(899)	(869)	—	—
Amortization of net actuarial loss (gain)	61	176	(38)	(29)
Net periodic benefit (income) cost	$(92)	$42	$—	$12

	Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$274	$283	$22	$28
Interest cost	1,208	1,192	54	54
Expected loss on plan assets	(1,790)	(1,740)	—	—
Amortization of net actuarial loss (gain)	124	351	(49)	(57)
Net periodic benefit (income) cost	$(184)	$86	$27	$25

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make total contributions of $156 thousand to the Retirement Plans and $107 thousand to Other Postretirement Benefit Plans in 2025. During the six months ended June 30, 2025, the Corporation contributed $78 thousand to its Retirement Benefit Plans and $47 thousand to its Other Postretirement Benefit Plans. During the six months ended June 30, 2025, $1.4 million was paid to participants from the Retirement Plans and $47 thousand was paid to participants from the Other Postretirement Benefit Plans.

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

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2025:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2025
Outstanding at December 31, 2024	127,782	$27.72
Exercised	(13,000)	24.84
Outstanding at June 30, 2025	114,782	$28.05	2.1	$229
Exercisable at June 30, 2025	114,782	$28.05	2.1	$229

The Corporation did not grant any stock options during the six months ended June 30, 2025 or June 30, 2024.
The following is a summary of nonvested restricted stock units at June 30, 2025 including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2024	501,679	$22.67
Granted	196,666	28.44
Added by performance factor	2,761	28.21
Vested	(164,280)	25.33
Forfeited	(5,451)	16.23
Nonvested stock units at June 30, 2025	531,375	$24.02

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024
Restricted stock units granted	196,666	273,030
Weighted average grant date fair value	$28.44	$19.70
Intrinsic value of units granted	$5,592	$5,378
Restricted stock units vested	164,280	151,041
Weighted average grant date fair value	$25.33	$27.66
Intrinsic value of units vested	$4,670	$2,983

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at June 30, 2025 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$8,807	2.1

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Stock-based compensation expense:
Restricted stock units	$2,252	$2,231
Employee stock purchase plan	45	49
Total	$2,297	$2,280
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$275	$658

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(35,117)	$(2,422)	$(6,453)	$(43,992)
Other comprehensive income	8,068	—	59	8,127
Reclassification adjustment recorded in earnings (1)	—	896	—	896
Balance, June 30, 2025	$(27,049)	$(1,526)	$(6,394)	$(34,969)

Balance, December 31, 2023	$(34,321)	$(4,566)	$(11,759)	$(50,646)
Other comprehensive (loss) income	(2,205)	(1,505)	232	(3,478)
Balance, June 30, 2024	$(36,526)	$(6,071)	$(11,527)	$(54,124)
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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap. In connection with the termination, the Corporation incurred an unwind fee of $4.0 million, of which $2.1 million has been reclassified to earnings as a reduction to interest income since termination. Additionally, unamortized origination and third party fees totaled $124 thousand at June 30, 2025. The $2.1 million will be amortized into interest income over the remaining 10 months of the original swap.

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

At June 30, 2025, the Corporation had exposure to 134 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $839.3 million and remaining maturities ranging from 1 month to 10 years. At June 30, 2025, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $79 thousand. At June 30, 2025, the fair value of the swaps to the customers was a net gain of $31.1 million. At June 30, 2025, the Corporation's credit exposure related to customers totaled $4.0 million.

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

Derivatives Tables

The Corporation had no derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2025 or December 31, 2024.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2025
Credit derivatives	$839,335		$—	Other liabilities	$79
Interest rate locks with customers	31,973	Other assets	359		—
Forward loan sale commitments	49,747		—	Other liabilities	51
Total	$921,055		$359		$130
At December 31, 2024
Credit derivatives	$860,423		$—	Other liabilities	$67
Interest rate locks with customers	23,291	Other assets	214		—
Forward loan sale commitments	39,944	Other assets	12		—
Total	$923,658		$226		$67

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2025	2024	2025	2024
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$—	$1,586	$—	$3,172
Reclassification adjustment included in earnings (1)	Interest income	(569)	—	(1,134)	—
Total net loss		$(569)	$(1,586)	$(1,134)	$(3,172)
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

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2025	2024	2025	2024
Credit derivatives	Other noninterest income	$135	$111	$152	$338
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(62)	236	146	30
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	90	(92)	(63)	289
Total net gain		$163	$255	$235	$657

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2025	At December 31, 2024
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$(1,526)	$(2,422)
Total		$(1,526)	$(2,422)
(1) The interest rate swap was terminated on August 2, 2024. This after-tax amount will be reclassified to earnings as a reduction to interest income over the remaining 10 months of the original swap.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2025.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, classified using the fair value hierarchy:

	At June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
Residential mortgage-backed securities	$—	$291,158	$—	$291,158
Collateralized mortgage obligations	—	1,541	—	1,541
Corporate bonds	—	73,722	—	73,722
Total available-for-sale securities	—	366,421	—	366,421
Equity securities:
Money market mutual funds	1,801	—	—	1,801
Total equity securities	1,801	—	—	1,801
Loans held for sale	—	17,774	—	17,774
Interest rate locks with customers*	—	359	—	359
Total assets	$1,801	$384,554	$—	$386,355
Liabilities:
Credit derivatives*	$—	$—	$79	$79
Forward loan sale commitments*	—	51	—	51
Total liabilities	$—	$51	$79	$130
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $79 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 134 interest rate swaps with a notional amount of $839.3 million. The June 30, 2025 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the six months ended June 30, 2025, the Corporation paid $635 thousand in contingent consideration related to this acquisition. There was no contingent consideration liability at June 30, 2025. During the year ended December 31, 2024, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $635 thousand at December 31, 2024.
The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Additions	Increase in value	Balance at June 30, 2025
Credit derivatives	$(67)	$(164)	$152	$(79)
Net total	$(67)	$(164)	$152	$(79)

	Six Months Ended June 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Increase in value	Balance at June 30, 2024
Credit derivatives	$(186)	$(268)	$338	$(116)
Net total	$(186)	$(268)	$338	$(116)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2025
Paul I. Sheaffer Insurance Agency	$635	$635	$—	$—
Total contingent consideration liability	$635	$635	$—	$—

	Six Months Ended June 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$25	$614
Total contingent consideration liability	$1,224	$635	$25	$614

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024:

	At June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$24,660	$24,660
Other real estate owned	—	—	22,471	22,471
Repossessed assets	—	—	80	80
Total	$—	$—	$47,211	$47,211

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,111	$10,111
Other real estate owned	—	—	20,141	20,141
Repossessed assets	—	—	76	76
Total	$—	$—	$30,328	$30,328

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2025 and December 31, 2024. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$160,365	$—	$—	$160,365	$160,365
Held-to-maturity securities	—	113,166	—	113,166	128,455
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	36,482
Net loans and leases held for investment	—	—	6,627,734	6,627,734	6,689,536
Servicing rights	—	—	11,424	11,424	6,909
Total assets	$160,365	$113,166	$6,639,158	$6,912,689	$7,021,747
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,081,701	$—	$—	$5,081,701	$5,081,701
Time deposits	—	1,502,566	—	1,502,566	1,500,959
Total deposits	5,081,701	1,502,566	—	6,584,267	6,582,660
Short-term borrowings	6,271	—	—	6,271	6,271
Long-term debt	—	201,508	—	201,508	200,000
Subordinated notes	—	150,000	—	150,000	149,511
Total liabilities	$5,087,972	$1,854,074	$—	$6,942,046	$6,938,442

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$328,844	$—	$—	$328,844	$328,844
Held-to-maturity securities	—	115,007	—	115,007	134,111
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	38,980
Net loans and leases held for investment	—	—	6,586,054	6,586,054	6,729,381
Servicing rights	—	—	12,710	12,710	6,990
Total assets	$328,844	$115,007	$6,598,764	$7,042,615	$7,238,306
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,305,553	$—	$—	$5,305,553	$5,305,553
Time deposits	—	1,458,774	—	1,458,774	1,453,706
Total deposits	5,305,553	1,458,774	—	6,764,327	6,759,259
Short-term borrowings	11,181	—	—	11,181	11,181
Long-term debt	—	225,475	—	225,475	225,000
Subordinated notes	—	147,500	—	147,500	149,261
Total liabilities	$5,316,734	$1,831,749	$—	$7,148,483	$7,144,701

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2025, individually analyzed loans held for investment had a carrying amount of $27.4 million with a valuation allowance of $2.7 million. At December 31, 2024, individually analyzed loans held for investment had a carrying amount of $12.1 million with a valuation allowance of $1.9 million. At June 30, 2025, individually analyzed leases had a carrying amount of $116 thousand with a valuation allowance of $116 thousand. The Corporation had no individually analyzed leases at December 31, 2024.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2025, servicing rights had a net carrying amount of $6.9 million, which included a valuation allowance of $21 thousand. At December 31, 2024, servicing rights had a net carrying amount of $7.0 million, which included a valuation allowance of $7 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2025, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At June 30, 2025 and December 31, 2024, OREO had a carrying amount of $22.5 million and $20.1 million, respectively. During the six months ended June 30, 2025, one nonaccrual residential real estate loan with a carrying value of $2.5 million was transferred to OREO. Additionally, during the six months ended June 30, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At June 30, 2025 and December 31, 2024, repossessed assets had a carrying amount of $80 thousand and $76 thousand, respectively. During the six months ended June 30, 2025, repossessed assets totaling $17 thousand were transferred to repossessed assets and $13 thousand were sold. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 13. Segment Reporting

At June 30, 2025, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance. The parent holding company and intercompany eliminations are included in the "Other" segment. Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

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
The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to the condensed consolidated financial information for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$105,691	$15	$—	$—	$105,706
Interest expense	43,883	—	—	2,282	46,165
Net interest income (expense)	61,808	15	—	(2,282)	59,541
Noninterest income	8,524	7,667	5,270	40	21,501
Total revenue	70,332	7,682	5,270	(2,242)	81,042
Provision for credit losses	5,694	—	—	—	5,694
Less: (1)
Salaries, benefits and commissions	18,379	4,502	3,587	5,068	31,536
Net occupancy	2,182	128	154	275	2,739
Equipment	889	10	27	117	1,043
Data processing	2,585	374	144	1,305	4,408
Professional fees	600	187	15	795	1,597
Marketing and advertising	335	30	10	123	498
Deposit insurance premiums	1,074	—	—	—	1,074
Intangible expense	49	—	82	—	131
Other segment items (2)	5,717	544	170	875	7,306
Intersegment expense (revenue) (3)	6,211	131	117	(6,459)	—
Income (loss) before income taxes	$26,617	$1,776	$964	$(4,341)	$25,016
Income tax expense (benefit)	5,368	358	213	(901)	5,038
Net income (loss)	$21,249	$1,418	$751	$(3,440)	$19,978
Net capital expenditures	$860	$2	$24	$236	$1,122

	Three Months Ended
	June 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$99,804	$19	$—	$9	$99,832
Interest expense	46,523	—	—	2,282	48,805
Net interest income (expense)	53,281	19	—	(2,273)	51,027
Noninterest income	9,014	6,752	5,186	28	20,980
Total revenue	62,295	6,771	5,186	(2,245)	72,007
Provision for credit losses	707	—	—	—	707
Less: (1)
Salaries, benefits and commissions	17,967	4,547	3,369	4,304	30,187
Net occupancy	2,253	79	157	190	2,679
Equipment	986	11	23	68	1,088
Data processing	3,109	376	133	543	4,161
Professional fees	837	111	9	509	1,466
Marketing and advertising	320	74	5	316	715
Deposit insurance premiums	1,098	—	—	—	1,098
Intangible expense	79	—	109	—	188
Other segment items (2)	5,138	694	183	1,111	7,126
Intersegment expense (revenue) (3)	5,715	52	123	(5,890)	—
Income (loss) before income taxes	$24,086	$827	$1,075	$(3,396)	$22,592
Income tax expense (benefit)	4,734	298	236	(783)	4,485
Net income (loss)	$19,352	$529	$839	$(2,613)	$18,107
Net capital expenditures	$685	$5	$58	$59	$807

	Six Months Ended
	June 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$209,091	$31	$—	$—	$209,122
Interest expense	88,237	—	—	4,563	92,800
Net interest income (expense)	120,854	31	—	(4,563)	116,322
Noninterest income	16,165	15,500	12,176	75	43,916
Total revenue	137,019	15,531	12,176	(4,488)	160,238
Provision for credit losses	8,005	—	—	—	8,005
Less: (1)
Salaries, benefits and commissions	36,828	8,858	7,263	9,413	62,362
Net occupancy	4,470	250	333	539	5,592
Equipment	1,876	20	52	217	2,165
Data processing	5,157	727	288	2,600	8,772
Professional fees	1,176	510	29	1,679	3,394
Marketing and advertising	494	58	22	277	851
Deposit insurance premiums	2,225	—	—	—	2,225
Intangible expense	96	—	165	—	261
Other segment items (2)	10,906	1,074	386	1,672	14,038
Intersegment expense (revenue) (3)	13,085	259	234	(13,578)	—
Income (loss) before income taxes	$52,701	$3,775	$3,404	$(7,307)	$52,573
Income tax expense (benefit)	10,444	764	756	(1,764)	10,200
Net income (loss)	$42,257	$3,011	$2,648	$(5,543)	$42,373
Net capital expenditures	$2,350	$9	$30	$598	$2,987

	Six Months Ended
	June 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$198,386	$37	$—	$18	$198,441
Interest expense	91,384	—	—	4,563	95,947
Net interest income (expense)	107,002	37	—	(4,545)	102,494
Noninterest income	19,973	14,105	12,474	23	46,575
Total revenue	126,975	14,142	12,474	(4,522)	149,069
Provision for credit losses	2,139	—	—	—	2,139
Less: (1)
Salaries, benefits and commissions	37,132	8,689	6,821	8,883	61,525
Net occupancy	4,742	159	318	332	5,551
Equipment	2,006	20	46	127	2,199
Data processing	6,580	729	259	1,088	8,656
Professional fees	1,527	270	32	1,325	3,154
Marketing and advertising	433	106	16	576	1,131
Deposit insurance premiums	2,233	—	—	—	2,233
Intangible expense	157	—	218	—	375
Other segment items (2)	10,218	1,309	330	2,101	13,958
Intersegment expense (revenue) (3)	11,164	104	247	(11,515)	—
Income (loss) before income taxes	$48,644	$2,756	$4,187	$(7,439)	$48,148
Income tax expense (benefit)	9,692	711	925	(1,592)	9,736
Net income (loss)	$38,952	$2,045	$3,262	$(5,847)	$38,412
Net capital expenditures	$(778)	$11	$67	$107	$(593)
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
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.

The following tables show significant components of segment net assets as of June 30, 2025 and December 31, 2024.

	At June 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$74,289	$51,968	$34,108	$—	$160,365
Loans and leases, including loans held for sale, net of allowance for credit losses	6,731,970	—	—	—	6,731,970
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	841,531	2,606	2,844	24,230	871,211
Total segment assets	$7,786,266	$70,008	$58,552	$24,230	$7,939,056

	At December 31, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$247,023	$50,149	$31,672	$—	$328,844
Loans and leases, including loans held for sale, net of allowance for credit losses	6,756,145	—	—	—	6,756,145
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	839,359	3,485	2,828	22,246	867,918
Total segment assets	$7,981,003	$69,068	$56,100	$22,246	$8,128,417

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
•General economic conditions, either nationally or in our market areas, that are worse than expected, included as a result of employment levels and labor shortages, and the effect of a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
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
•The imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
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
•Changes in investor sentiment or consumer spending or savings behavior;
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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands, except per share data)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net income	$19,978	$18,107	$1,871	10.3%	$42,373	$38,412	$3,961	10.3%
Net income per share:
Basic	$0.69	$0.62	$0.07	11.3	$1.46	$1.31	$0.15	11.5
Diluted	0.69	0.62	0.07	11.3	1.45	1.30	0.15	11.5
Return on average assets	1.00%	0.94%	6 BP	6.4	1.07%	1.00%	7 BP	7.0
Return on average equity	8.82%	8.62%	20 BP	2.3	9.47%	9.16%	31 BP	3.4

The Corporation reported net income of $20.0 million, or $0.69 diluted earnings per share, for the three months ended June 30, 2025, compared to net income of $18.1 million, or $0.62 diluted earnings per share, for the three months ended June 30, 2024. The Corporation reported net income of $42.4 million, or $1.45 diluted earnings per share, for the six months ended June 30, 2025, compared to net income of $38.4 million, or $1.30 diluted earnings per share, for the six months ended June 30, 2024.

The financial results for the six months ended June 30, 2025 included tax-free bank owned life insurance death benefits claims of $1.1 million, which represented $0.04 diluted earnings per share. The financial results for the six months ended June 30, 2024 included a $3.4 million net gain ($2.7 million after-tax), or $0.09 diluted earnings per share, generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and six months ended June 30, 2025 and 2024. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and six months ended June 30, 2025 versus 2024

Net interest income on a tax-equivalent basis for the three months ended June 30, 2025 was $60.0 million, an increase of $8.6 million, or 16.9%, compared to $51.3 million for the three months ended June 30, 2024. Net interest income on a tax-equivalent basis for the six months ended June 30, 2025 was $117.1 million, an increase of $14.1 million, or 13.6%, compared to $103.1 million for the six months ended June 30, 2024. The increase in tax-equivalent net interest income for the three and six months ended June 30, 2025 compared to the comparable periods in the prior year was driven by higher average balances of loans and increased yields on interest earning assets, as well as a reduction in our overall cost of funds.

The net interest margin, on a tax-equivalent basis, was 3.20% and 3.14% for the three and six months ended June 30, 2025, respectively, compared to 2.84% and 2.86% for the three and six months ended June 30, 2024, respectively. Excess liquidity reduced net interest margin by approximately four basis points for the three and six months ended June 30, 2025 and approximately two basis points for the three and six months ended June 30, 2024.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$131,391	$1,371	4.19%	$84,546	$1,108	5.27%
Obligations of states and political subdivisions*	—	—	—	1,269	7	2.22
Other debt and equity securities	497,214	3,962	3.20	491,871	3,741	3.06
Federal Home Loan Bank, Federal Reserve Bank and other stock	36,711	671	7.33	37,286	700	7.55
Total interest-earning deposits, investments and other interest-earning assets	665,316	6,004	3.62	614,972	5,556	3.63
Commercial, financial and agricultural loans	1,005,784	17,686	7.05	983,615	17,447	7.13
Real estate—commercial and construction loans	3,692,262	54,165	5.88	3,549,206	50,577	5.73
Real estate—residential loans	1,727,381	21,772	5.06	1,660,489	20,413	4.94
Loans to individuals	15,575	337	8.68	26,821	542	8.13
Tax-exempt loans and leases	228,856	2,966	5.20	230,495	2,476	4.32
Lease financings	177,080	3,192	7.23	189,910	3,105	6.58
Gross loans and leases	6,846,938	100,118	5.86	6,640,536	94,560	5.73
Total interest-earning assets	7,512,254	106,122	5.67	7,255,508	100,116	5.55
Cash and due from banks	55,335			56,387
Allowance for credit losses, loans and leases	(88,127)			(86,293)
Premises and equipment, net	47,299			48,725
Operating lease right-of-use assets	26,948			30,344
Other assets	425,766			416,869
Total assets	$7,979,475			$7,721,540
Liabilities:
Interest-bearing checking deposits	$1,216,909	$7,800	2.57%	$1,094,150	$7,311	2.69%
Money market savings	1,754,428	16,945	3.87	1,692,759	19,131	4.55
Regular savings	700,762	749	0.43	759,960	929	0.49
Time deposits	1,541,008	16,261	4.23	1,422,113	16,134	4.56
Total time and interest-bearing deposits	5,213,107	41,755	3.21	4,968,982	43,505	3.52
Short-term borrowings	5,254	1	0.08	29,506	242	3.30
Long-term debt	200,549	2,128	4.26	250,000	2,777	4.47
Subordinated notes	149,444	2,281	6.12	148,943	2,281	6.16
Total borrowings	355,247	4,410	4.98	428,449	5,300	4.98
Total interest-bearing liabilities	5,568,354	46,165	3.33	5,397,431	48,805	3.64
Noninterest-bearing deposits	1,420,143			1,384,770
Operating lease liabilities	29,802			33,382
Accrued expenses and other liabilities	52,640			61,385
Total liabilities	7,070,939			6,876,968
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,988,497		2.65	6,782,201		2.89
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	301,016			299,426
Retained earnings and other equity	449,736			387,362
Total shareholders’ equity	908,536			844,572
Total liabilities and shareholders’ equity	$7,979,475			$7,721,540
Net interest income		$59,957			$51,311
Net interest spread			2.34			1.91
Effect of net interest-free funding sources			0.86			0.93
Net interest margin			3.20%			2.84%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.91%			134.43%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $689 thousand and $698 thousand for the three months ended June 30, 2025 and 2024, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2025 and 2024 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$125,725	$2,731	4.38%	$102,696	$2,717	5.32%
Obligations of states and political subdivisions*	437	4	1.85	1,610	19	2.37
Other debt and equity securities	498,201	7,981	3.23	495,451	7,388	3.00
Federal Home Loan Bank, Federal Reserve Bank and other stock	37,134	1,358	7.37	38,201	1,424	7.50
Total interest-earning deposits, investments and other interest-earning assets	661,497	12,074	3.68	637,958	11,548	3.64
Commercial, financial and agricultural loans	998,363	34,706	7.01	959,132	33,970	7.12
Real estate—commercial and construction loans	3,698,214	106,841	5.83	3,562,174	101,218	5.71
Real estate—residential loans	1,728,259	43,314	5.05	1,639,339	39,968	4.90
Loans to individuals	17,495	730	8.41	27,068	1,090	8.10
Tax-exempt loans and leases	229,491	5,827	5.12	231,437	4,940	4.29
Lease financings	179,872	6,432	7.21	189,800	6,274	6.65
Gross loans and leases	6,851,694	197,850	5.82	6,608,950	187,460	5.70
Total interest-earning assets	7,513,191	209,924	5.63	7,246,908	199,008	5.52
Cash and due from banks	56,009			55,628
Allowance for credit losses, loans and leases	(87,975)			(86,394)
Premises and equipment, net	47,076			49,659
Operating lease right-of-use assets	27,352			30,733
Other assets	424,601			412,524
Total assets	$7,980,254			$7,709,058
Liabilities:
Interest-bearing checking deposits	$1,219,446	$14,875	2.46%	$1,137,423	$15,529	2.75%
Money market savings	1,797,074	34,980	3.93	1,699,025	38,351	4.54
Regular savings	701,648	1,512	0.43	764,943	1,834	0.48
Time deposits	1,508,930	32,367	4.33	1,330,496	29,764	4.50
Total time and interest-bearing deposits	5,227,098	83,734	3.23	4,931,887	85,478	3.49
Short-term borrowings	6,076	15	0.50	19,816	247	2.51
Long-term debt	208,978	4,489	4.33	271,243	5,660	4.20
Subordinated notes	149,382	4,562	6.16	148,881	4,562	6.16
Total borrowings	364,436	9,066	5.02	439,940	10,469	4.79
Total interest-bearing liabilities	5,591,534	92,800	3.35	5,371,827	95,947	3.59
Noninterest-bearing deposits	1,398,396			1,396,917
Operating lease liabilities	30,236			33,774
Accrued expenses and other liabilities	57,382			62,981
Total liabilities	7,077,548			6,865,499
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	6,989,930		2.68	6,768,744		2.85
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	301,830			300,052
Retained earnings and other equity	443,092			385,723
Total shareholders’ equity	902,706			843,559
Total liabilities and shareholders’ equity	$7,980,254			$7,709,058
Net interest income		$117,124			$103,061
Net interest spread			2.28			1.93
Effect of net interest-free funding sources			0.86			0.93
Net interest margin			3.14%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.37%			134.91%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $1.2 million for the six months ended June 30, 2025 and 2024.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2025 and 2024 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2025 Versus 2024			June 30, 2025 Versus 2024
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$524	$(261)	$263	$544	$(530)	$14
Obligations of states and political subdivisions	(7)	—	(7)	(12)	(3)	(15)
Other debt and equity securities	43	178	221	40	553	593
Federal Home Loan Bank, Federal Reserve Bank and other stock	(10)	(19)	(29)	(41)	(25)	(66)
Interest on deposits, investments and other earning assets	550	(102)	448	531	(5)	526
Commercial, financial and agricultural loans	421	(182)	239	1,295	(559)	736
Real estate—commercial and construction loans	2,178	1,410	3,588	3,623	2,000	5,623
Real estate—residential loans	849	510	1,359	2,137	1,209	3,346
Loans to individuals	(240)	35	(205)	(400)	40	(360)
Tax-exempt loans and leases	(18)	508	490	(42)	929	887
Lease financings	(214)	301	87	(344)	502	158
Interest and fees on loans and leases	2,976	2,582	5,558	6,269	4,121	10,390
Total interest income	3,526	2,480	6,006	6,800	4,116	10,916
Interest expense:
Interest-bearing checking deposits	817	(328)	489	1,065	(1,719)	(654)
Money market savings	695	(2,881)	(2,186)	2,080	(5,451)	(3,371)
Regular savings	(70)	(110)	(180)	(143)	(179)	(322)
Time deposits	1,321	(1,194)	127	3,784	(1,181)	2,603
Total time and interest-bearing deposits	2,763	(4,513)	(1,750)	6,786	(8,530)	(1,744)
Short-term borrowings	(111)	(130)	(241)	(108)	(124)	(232)
Long-term debt	(524)	(125)	(649)	(1,340)	169	(1,171)
Interest on borrowings	(635)	(255)	(890)	(1,448)	45	(1,403)
Total interest expense	2,128	(4,768)	(2,640)	5,338	(8,485)	(3,147)
Net interest income	$1,398	$7,248	$8,646	$1,462	$12,601	$14,063

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2025 and 2024 was $5.7 million and $707 thousand, respectively. The provision for credit losses for the six months ended June 30, 2025 and 2024 was $8.0 million and $2.1 million, respectively. The increase in provision for both periods was primarily driven by a $7.3 million charge-off recorded on a $23.7 million commercial loan relationship. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Allowance for credit losses, loans and leases	$86,989	$87,790	$87,091	$86,041	$85,745
Loans and leases held for investment	6,801,185	6,833,037	6,826,583	6,730,734	6,684,837
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.28%	1.28%	1.28%

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Trust fee income	$2,146	$2,008	$138	6.9%	$4,307	$4,116	$191	4.6%
Service charges on deposit accounts	2,258	1,982	276	13.9	4,452	3,853	599	15.5
Investment advisory commission and fee income	5,460	5,238	222	4.2	11,073	10,432	641	6.1
Insurance commission and fee income	5,261	5,167	94	1.8	12,150	12,368	(218)	(1.8)
Other service fee income	3,147	3,044	103	3.4	5,854	9,459	(3,605)	(38.1)
Bank owned life insurance income	1,012	1,086	(74)	(6.8)	2,971	1,928	1,043	54.1
Net gain on mortgage banking activities	981	1,710	(729)	(42.6)	1,628	2,649	(1,021)	(38.5)
Other income	1,236	745	491	65.9	1,481	1,770	(289)	(16.3)
Total noninterest income	$21,501	$20,980	$521	2.5%	$43,916	$46,575	$(2,659)	(5.7%)

Three and six months ended June 30, 2025 versus 2024

Noninterest income for the three months ended June 30, 2025 was $21.5 million, an increase of $521 thousand, or 2.5%, from the three months ended June 30, 2024. Noninterest income for the six months ended June 30, 2025 was $43.9 million, a decrease of $2.7 million, or 5.7%, from the six months ended June 30, 2024.

Service charges on deposit accounts increased $276 thousand, or 13.9%, for the three months ended June 30, 2025 and $599 thousand, or 15.5%, for the six months ended June 30, 2025 from the comparable periods in the prior year, primarily due to increased treasury management income.

Investment advisory commission and fee income increased $222 thousand, or 4.2%, for the three months ended June 30, 2025 and $641 thousand, or 6.1%, for the six months ended June 30, 2025 from the comparable periods in the prior year, primarily due to new customer relationships and appreciation of assets under management and supervision.

Insurance commission and fee income decreased $218 thousand, or 1.8%, for the six months ended June 30, 2025 from the comparable period in the prior year, primarily due to a decrease in contingent income of $701 thousand, which was $1.6 million and $2.3 million, for the six months ended June 30, 2025 and June 30, 2024, respectively. Contingent income is largely recognized in the first quarter of the year. The decrease was partially offset by an increase of $485 thousand in revenue for commercial lines.

Other service fee income decreased $3.6 million, or 38.1%, for the six months ended June 30, 2025 from the comparable period in the prior year, primarily due to a $3.4 million net gain from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Bank owned life insurance income increased $1.0 million, or 54.1%, for the six months ended June 30, 2025 from the comparable period in the prior year, primarily due to the previously discussed $1.1 million in death benefits claims.

Net gain on mortgage banking activities decreased $729 thousand, or 42.6%, for the three months ended June 30, 2025 and $1.0 million, or 38.5%, for the six months ended June 30, 2025 from the comparable periods in the prior year, primarily due to decreased salable volume.

Other income increased $491 thousand, or 65.9%, for the three months ended June 30, 2025 from the comparable period in the prior year, primarily due to an increase of $299 thousand in gains on sale of Small Business Administration loans.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries, benefits and commissions	$31,536	$30,187	$1,349	4.5%	$62,362	$61,525	$837	1.4%
Net occupancy	2,739	2,679	60	2.2	5,592	5,551	41	0.7
Equipment	1,043	1,088	(45)	(4.1)	2,165	2,199	(34)	(1.5)
Data processing	4,408	4,161	247	5.9	8,772	8,656	116	1.3
Professional fees	1,597	1,466	131	8.9	3,394	3,154	240	7.6
Marketing and advertising	498	715	(217)	(30.3)	851	1,131	(280)	(24.8)
Deposit insurance premiums	1,074	1,098	(24)	(2.2)	2,225	2,233	(8)	(0.4)
Intangible expenses	131	188	(57)	(30.3)	261	375	(114)	(30.4)
Other expense	7,306	7,126	180	2.5	14,038	13,958	80	0.6
Total noninterest expense	$50,332	$48,708	$1,624	3.3%	$99,660	$98,782	$878	0.9%
Three and six months ended June 30, 2025 versus 2024

Noninterest expense for the three months ended June 30, 2025 was $50.3 million, an increase of $1.6 million, or 3.3%, from the three months ended June 30, 2024. Noninterest expense for the six months ended June 30, 2025 was $99.7 million, an increase of $878 thousand, or 0.9%, from the six months ended June 30, 2024.

Salaries, benefits and commissions increased $1.3 million, or 4.5%, for the three months ended June 30, 2025 and $837 thousand, or 1.4%, for the six months ended June 30, 2025 from the comparable periods in the prior year, primarily due to increases in salary and medical claims expense. Additionally, variable compensation increased due to increased profitability.

Tax Provision

The Corporation recognized a tax expense of $5.0 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively, resulting in effective rates of 20.1% and 19.9% for the respective periods. The Corporation recognized a tax expense of $10.2 million and $9.7 million for the six months ended June 30, 2025 and 2024, respectively, resulting in effective tax rates of 19.4% and 20.2% for the respective periods. The effective tax rates for the three and six months ended June 30, 2025 and 2024 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective tax rates for the six months ended June 30, 2025 and 2024 were favorably impacted from the proceeds of BOLI death benefits. Excluding the impact of BOLI death benefits, the effective tax rates were 19.8% and 20.3% for the six months ended June 30, 2025 and 2024, respectively.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2025	At December 31, 2024	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$160,365	$328,844	$(168,479)	(51.2)%
Investment securities	496,677	493,978	2,699	0.5
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	36,482	38,980	(2,498)	(6.4)
Loans held for sale	17,774	16,653	1,121	6.7
Loans and leases held for investment	6,801,185	6,826,583	(25,398)	(0.4)
Allowance for credit losses, loans and leases	(86,989)	(87,091)	102	(0.1)
Premises and equipment, net	47,140	46,671	469	1.0
Operating lease right-of-use assets	27,278	28,531	(1,253)	(4.4)
Goodwill and other intangibles, net	183,477	183,819	(342)	(0.2)
Bank owned life insurance	140,086	139,351	735	0.5
Accrued interest receivable and other assets	115,581	112,098	3,483	3.1
Total assets	$7,939,056	$8,128,417	$(189,361)	(2.3)%
Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $168.5 million, or 51.2%, from December 31, 2024, primarily due to a decrease in interest-earning deposits at the Federal Reserve Bank of $174.1 million due to decreases in deposits and long-term debt.

Investment Securities

Total investment securities at June 30, 2025 increased $2.7 million, or 0.5%, from December 31, 2024. Purchases of $25.9 million, which were primarily residential mortgage-backed securities, increases in the fair value of available-for-sale investment securities of $10.2 million and a reversal of provision for credit losses of $822 thousand were partially offset by maturities and pay-downs of $30.8 million, sales of $3.0 million and net amortization of purchased premiums and discounts of $494 thousand.

Loans and Leases

Gross loans and leases held for investment decreased $25.4 million, or 0.4%, from December 31, 2024. The decrease in gross loans and leases held for investment was primarily due to decreases in commercial real estate, residential mortgage loans and lease financings, partially offset by increases in commercial, construction and home equity loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At June 30, 2025, nonaccrual loans and leases were $27.9 million and had a related allowance for credit losses on loans and leases of $2.8 million. At December 31, 2024, nonaccrual loans and leases were $12.7 million and had a related allowance for credit losses on loans and leases of $1.9 million. During the three months ended June 30, 2025, a $23.7 million commercial loan relationship was placed on nonaccrual status due to, among other things, suspected fraud. Subsequent to the relationship being placed on nonaccrual status, a $7.3 million charge-off was recognized during the quarter. The remaining $16.4 million carrying value is supported by the appraised value of real estate collateral. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the three months ended June 30, 2025 were $7.8 million compared to $809 thousand for the same period in the prior year. Net loan and lease charge-offs for the six months ended June 30, 2025 were $9.5 million compared to $2.2 million for the same period in the prior year. The increase in charge-offs for both periods was related to the charge-off of $7.3 million on the previously discussed commercial loan relationship

Other real estate owned (OREO) was $22.5 million at June 30, 2025, compared to $20.1 million at December 31, 2024. During the six months ended June 30, 2025, one nonaccrual residential real estate loan with a carrying value of $2.5 million was transferred to OREO. Additionally, during the six months ended June 30, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Repossessed assets were $80 thousand and $76 thousand at June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, repossessed assets of $17 thousand were acquired and repossessed assets totaling $13 thousand were sold.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At June 30, 2025	At December 31, 2024
Nonaccrual loans and leases held for investment	27,909	12,667
Accruing loans and leases, 90 days or more past due	125	321
Total nonperforming loans and leases	$28,034	$12,988
Other real estate owned	22,471	20,141
Repossessed assets	80	76
Total nonperforming assets	$50,585	$33,205

Loans and leases held for investment	$6,801,185	$6,826,583
Allowance for credit losses, loans and leases	86,989	87,091
Nonaccrual loans and leases with partial charge-offs	2,724	273
Reserves on individually analyzed loans	2,808	1,945

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%
Nonaccrual loans and leases / loans and leases held for investment	0.41%	0.19%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	311.69%	687.54%

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of June 30, 2025:

(Dollars in thousands)	At June 30, 2025
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$453,445	8.4%
Animal Production	401,946	7.5
CRE - Multi-family	360,345	6.7
CRE - 1-4 Family Residential Investment	279,322	5.2
CRE - Office	262,374	4.9
Hotels & Motels (Accommodation)	222,878	4.1
CRE - Industrial / Warehouse	222,234	4.1
Specialty Trade Contractors	197,138	3.7
Nursing and Residential Care Facilities	167,978	3.1
Homebuilding (tract developers, remodelers)	154,166	2.9
Merchant Wholesalers, Durable Goods	140,876	2.6
Repair and Maintenance	135,318	2.5
Motor Vehicle and Parts Dealers	132,852	2.5
Crop Production	113,684	2.1
CRE - Mixed-Use - Residential	113,422	2.1
Wood Product Manufacturing	99,041	1.8
Food Services and Drinking Places	88,822	1.7
Real Estate Lenders, Secondary Market Financing	87,750	1.6
Administrative and Support Services	86,092	1.6
Professional, Scientific, and Technical Services	85,567	1.6
Merchant Wholesalers, Nondurable Goods	81,836	1.5
Private Equity & Special Purpose Entities (except 52592)	76,957	1.4
CRE - Mixed-Use - Commercial	76,067	1.4
Fabricated Metal Product Manufacturing	72,635	1.4
Amusement, Gambling, and Recreation Industries	69,971	1.3
Education	65,839	1.2
Religious Organizations, Advocacy Groups	65,568	1.2
Personal and Laundry Services	63,886	1.2
Miniwarehouse / Self-Storage	63,531	1.2
Food Manufacturing	53,682	1.0
Industries with >$50 million in outstandings	$4,495,222	83.6%
Industries with <$50 million in outstandings	$880,273	16.4%
Total Commercial Loans	$5,375,495	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$984,166
Real Estate-Home Equity Secured for Personal Purpose	195,014
Loans to Individuals	14,069
Lease Financings	232,441
Total Consumer Loans and Lease Financings	$1,425,690

Total	$6,801,185

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $131 thousand and $175 thousand for the three months ended June 30, 2025 and 2024, respectively. The amortization of core deposit and customer-related intangibles was $261 thousand and $350 thousand for the six months ended June 30, 2025 and 2024. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2025 and December 31, 2024.

The Corporation also has goodwill with a net carrying value of $175.5 million at June 30, 2025 and December 31, 2024, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2025 or 2024. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2025	At December 31, 2024	Change
			Amount	Percent
Deposits	$6,582,660	$6,759,259	$(176,599)	(2.6%)
Short-term borrowings	6,271	11,181	(4,910)	(43.9)
Long-term debt	200,000	225,000	(25,000)	(11.1)
Subordinated notes	149,511	149,261	250	0.2
Operating lease liabilities	30,106	31,485	(1,379)	(4.4)
Accrued interest payable and other liabilities	53,775	64,930	(11,155)	(17.2)
Total liabilities	$7,022,323	$7,241,116	$(218,793)	(3.0%)

Deposits

Total deposits decreased $176.6 million, or 2.6%, from December 31, 2024, primarily due to decreases in consumer and public funds deposits, partially offset by increases in commercial and brokered deposits. At June 30, 2025, noninterest bearing deposits totaling $1.5 billion represented 22.2% of total deposits compared to $1.4 billion representing 20.9% of total deposits at December 31, 2024. At June 30, 2025 and December 31, 2024, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, totaled $1.5 billion, which represented 23.0% and 22.0% of total deposits at the respective periods.

Borrowings

Total borrowings decreased $29.7 million, or 7.7%, from December 31, 2024, primarily due to maturities of long-term FHLB advances totaling $75.0 million, offset by advances of long-term FHLB advances totaling $50.0 million. These borrowings were replaced with brokered deposits during the quarter. Additionally, customer repurchase agreements decreased $4.9 million from December 31, 2024.

Other Liabilities

Other liabilities decreased $11.2 million, or 17.2%, from December 31, 2024, primarily due to a decrease in accrued interest payable on time deposits and to the payment of previously accrued annual incentive compensation.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2025	At December 31, 2024	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	301,640	302,829	(1,189)	(0.4)
Retained earnings	555,403	525,780	29,623	5.6
Accumulated other comprehensive loss	(34,969)	(43,992)	9,023	(20.5)
Treasury stock	(63,125)	(55,100)	(8,025)	14.6
Total shareholders’ equity	$916,733	$887,301	$29,432	3.3%

Total shareholders' equity increased $29.4 million, or 3.3%, from December 31, 2024. Retained earnings at June 30, 2025 increased by $29.6 million primarily due to net income of $42.4 million offset by $12.4 million in cash dividends paid during the six months ended June 30, 2025. Accumulated other comprehensive loss decreased by $9.0 million, which was primarily attributable to increases in the fair value of available-for-sale investment securities of $8.1 million, net of tax. Treasury stock increased $8.0 million from December 31, 2024, related to repurchases of 394,517 shares at a cost of $11.4 million, offset by $3.4 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $26.6 million and $24.1 million for the three months ended June 30, 2025 and 2024, respectively, and pre-tax income of $52.7 million and $48.6 million for the six months ended June 30, 2025 and 2024, respectively. See the section of this Management's Discussion and Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $1.8 million and $827 thousand for the three months ended June 30, 2025 and 2024, respectively, which included noninterest income of $7.7 million in 2025 and $6.8 million in 2024 and pre-tax income of $3.8 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively, which included noninterest income of $15.5 million in 2025 and $14.1 million in 2024. The increase in pre-tax income for the three and six months ended June 30, 2025 was primarily due to new customer relationships and appreciation of assets under management and supervision. Assets under management and supervision were $5.4 billion as of June 30, 2025, $5.2 billion as of March 31, 2025, $5.0 billion as of June 30, 2024 and $4.7 billion as of March 31, 2024.

The Insurance segment reported pre-tax income of $964 thousand and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, which included noninterest income of $5.3 million in 2025 and $5.2 million in 2024 and pre-tax income of $3.4 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively, which included noninterest income of $12.2 million in 2025 and $12.5 million in 2024. The decrease in noninterest income for the six months ended June 30, 2025 was primarily due to a decrease in contingent income of $701 thousand, which was $1.6 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at June 30, 2025.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of June 30, 2025 and December 31, 2024 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$1,016,926	14.58%	$557,817	8.00%	$697,271	10.00%
Bank	857,916	12.36	555,336	8.00	694,170	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	780,215	11.19	418,363	6.00	557,817	8.00
Bank	771,100	11.11	416,502	6.00	555,336	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	780,215	11.19	313,772	4.50	453,226	6.50
Bank	771,100	11.11	312,377	4.50	451,211	6.50
Tier 1 Capital (to Average Assets):
Corporation	780,215	9.94	313,850	4.00	392,313	5.00
Bank	771,100	9.86	312,913	4.00	391,142	5.00
At December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$999,073	14.19%	$563,074	8.00%	$703,842	10.00%
Bank	843,245	12.03	560,778	8.00	700,972	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	422,305	6.00	563,074	8.00
Bank	757,380	10.80	420,583	6.00	560,778	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	316,729	4.50	457,497	6.50
Bank	757,380	10.80	315,438	4.50	455,632	6.50
Tier 1 Capital (to Average Assets):
Corporation	763,947	9.51	321,439	4.00	401,799	5.00
Bank	757,380	9.45	320,674	4.00	400,843	5.00
At June 30, 2025 and December 31, 2024, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At June 30, 2025, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank’s category.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid asset, unencumbered cash and cash equivalents, were $156.0 million and $327.8 million at June 30, 2025 and December 31, 2024, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $58.4 million and $55.4 million at June 30, 2025 and December 31, 2024, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank, Federal Reserve Bank and a correspondent bank of $3.6 billion and $3.7 billion at June 30, 2025 and December 31, 2024, respectively, of which $2.3 billion and $2.1 billion was available as of June 30, 2025 and December 31, 2024, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $469.0 million and $468.0 million at June 30, 2025 and December 31, 2024, respectively. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. Certificates of deposit due within one year of June 30, 2025 totaled $1.0 billion. If these deposits do not remain with the Bank, the Bank will be required to seek other sources of funds. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Recent Regulatory and Legislative Developments

On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the One Big Beautiful Bill (the Act). The Corporation is currently evaluating income tax implications of the Act. The Corporation does not currently expect the Act to have a material impact on the Corporation's financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended June 30, 2025. A detailed discussion of market risk is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Sensitivity, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the second quarter of 2025, under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2025	87,598	$27.31	87,598	1,090,796
May 1 – 31, 2025	51,986	30.62	51,986	1,038,810
June 1 – 30, 2025	33,173	29.56	33,173	1,005,637
Total	172,757	$28.74	172,757
1.Average price paid per share includes stock repurchase excise tax.

On October 26, 2022, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2022. On October 23, 2024, the Corporation's Board of Directors approved the repurchase of 1,000,000 additional shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2024. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The stock repurchase plans have no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the plans at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – 30, 2025	—	$—
May 1 – 31, 2025	—	—
June 1 – 30, 2025	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.    Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on July 24, 2025.

	Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on April 27, 2022.

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: July 29, 2025	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2025	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)