Form 10-Q
period 2025-09-30
UNIVEST FINANCIAL Corp
filed 2025-10-24
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	28,475,713
(Title of Class)	(Number of shares outstanding at October 23, 2025)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At September 30, 2025	At December 31, 2024
ASSETS
Cash and due from banks	$70,843	$75,998
Interest-earning deposits with other banks	745,896	252,846
Cash and cash equivalents	816,739	328,844
Investment securities held-to-maturity (fair value $111,904 and $115,007 at September 30, 2025 and December 31, 2024, respectively)	126,040	134,111
Investment securities available-for-sale (amortized cost $399,044 and $402,651, net of allowance for credit losses of $18 and $839 at September 30, 2025 and December 31, 2024, respectively)	368,393	357,361
Investments in equity securities	2,413	2,506
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	39,617	38,980
Loans held for sale	6,330	16,653
Loans and leases held for investment	6,785,482	6,826,583
Less: Allowance for credit losses, loans and leases	(86,527)	(87,091)
Net loans and leases held for investment	6,698,955	6,739,492
Premises and equipment, net	46,245	46,671
Operating lease right-of-use assets	26,536	28,531
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,537	8,309
Bank owned life insurance	139,044	139,351
Accrued interest receivable and other assets	120,257	112,098
Total assets	$8,573,616	$8,128,417
LIABILITIES
Noninterest-bearing deposits	$1,390,565	$1,414,635
Interest-bearing deposits	5,827,578	5,344,624
Total deposits	7,218,143	6,759,259
Short-term borrowings	11,951	11,181
Long-term debt	200,000	225,000
Subordinated notes	129,597	149,261
Operating lease liabilities	29,310	31,485
Accrued interest payable and other liabilities	51,396	64,930
Total liabilities	7,640,397	7,241,116
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2025 and December 31, 2024; 31,556,799 shares issued at September 30, 2025 and December 31, 2024; 28,576,346 and 29,045,877 shares outstanding at September 30, 2025 and December 31, 2024, respectively	157,784	157,784
Additional paid-in capital	302,696	302,829
Retained earnings	574,715	525,780
Accumulated other comprehensive loss, net of tax benefit	(31,636)	(43,992)
Treasury stock, at cost; 2,980,453 and 2,510,922 shares at September 30, 2025 and December 31, 2024, respectively	(70,340)	(55,100)
Total shareholders’ equity	933,219	887,301
Total liabilities and shareholders’ equity	$8,573,616	$8,128,417
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans and leases	$100,626	$98,359	$297,674	$285,252
Interest and dividends on investment securities:
Taxable	3,923	3,706	11,904	11,094
Exempt from federal income taxes	—	7	4	26
Interest on deposits with other banks	4,363	3,624	7,094	6,341
Interest and dividends on other earning assets	736	742	2,094	2,166
Total interest income	109,648	106,438	318,770	304,879
Interest expense
Interest on deposits	43,618	48,170	127,352	133,648
Interest on short-term borrowings	1	1	16	248
Interest on long-term debt and subordinated notes	4,705	5,063	13,756	15,285
Total interest expense	48,324	53,234	141,124	149,181
Net interest income	61,324	53,204	177,646	155,698
Provision for credit losses	517	1,414	8,522	3,553
Net interest income after provision for credit losses	60,807	51,790	169,124	152,145
Noninterest income
Trust fee income	2,230	2,110	6,537	6,226
Service charges on deposit accounts	2,302	2,037	6,754	5,890
Investment advisory commission and fee income	5,671	5,319	16,744	15,751
Insurance commission and fee income	5,468	5,238	17,618	17,606
Other service fee income	2,416	1,815	8,270	11,274
Bank owned life insurance income	1,908	921	4,879	2,849
Net gain on sales of investment securities	—	18	—	18
Net gain on mortgage banking activities	848	1,296	2,476	3,945
Other income	1,080	1,396	2,561	3,166
Total noninterest income	21,923	20,150	65,839	66,725
Noninterest expense
Salaries, benefits and commissions	31,652	30,702	94,014	92,227
Net occupancy	2,675	2,723	8,267	8,274
Equipment	1,076	1,107	3,241	3,306
Data processing	4,263	4,154	13,035	12,810
Professional fees	1,876	1,579	5,270	4,733
Marketing and advertising	323	490	1,174	1,621
Deposit insurance premiums	1,195	1,097	3,420	3,330
Intangible expenses	106	164	367	539
Other expense	7,503	6,536	21,541	20,494
Total noninterest expense	50,669	48,552	150,329	147,334
Income before income taxes	32,061	23,388	84,634	71,536
Income tax expense	6,422	4,810	16,622	14,546
Net income	$25,639	$18,578	$68,012	$56,990
Net income per share:
Basic	$0.89	$0.64	$2.36	$1.95
Diluted	0.89	0.63	2.34	1.94
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2025			2024
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$32,061	$6,422	$25,639	$23,388	$4,810	$18,578
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	3,604	756	2,848	11,791	2,476	9,315
Provision (reversal of provision) for credit losses	1	1	—	(139)	(29)	(110)
Less: reclassification adjustment for net gains on sales realized in net income	—	—	—	(18)	(4)	(14)
Total net unrealized gains on available-for-sale investment securities	3,605	757	2,848	11,634	2,443	9,191
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding gains arising during the period	—	—	—	3,098	650	2,448
Less: reclassification adjustment for net losses realized in net income	—	—	—	575	121	454
Reclassification adjustment recorded in earnings (1)	577	121	456	370	78	292
Total net unrealized gains on interest rate swaps used in cash flow hedges	577	121	456	4,043	849	3,194
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	37	8	29	147	31	116
Total defined benefit pension plans	37	8	29	147	31	116
Other comprehensive income	4,219	886	3,333	15,824	3,323	12,501
Total comprehensive income	$36,280	$7,308	$28,972	$39,212	$8,133	$31,079
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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2025			2024
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$84,634	$16,622	$68,012	$71,536	$14,546	$56,990
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	14,639	3,074	11,565	8,950	1,880	7,070
Reversal of provision for credit losses	(821)	(172)	(649)	(89)	(19)	(70)
Less: reclassification adjustment for net gains on sales realized in net income	—	—	—	(18)	(4)	(14)
Total net unrealized gains on available-for-sale investment securities	13,818	2,902	10,916	8,843	1,857	6,986
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	—	—	—	(1,979)	(416)	(1,563)
Less: reclassification adjustment for net losses realized in net income	—	—	—	3,747	787	2,960
Reclassification adjustment recorded in earnings (1)	1,711	359	1,352	370	78	292
Total net unrealized gains on interest rate swaps used in cash flow hedges	1,711	359	1,352	2,138	449	1,689
Defined benefit pension plans:
Amortization of net actuarial gains included in net periodic pension costs (2)	112	24	88	441	93	348
Total defined benefit pension plans	112	24	88	441	93	348
Other comprehensive income	15,641	3,285	12,356	11,422	2,399	9,023
Total comprehensive income	$100,275	$19,907	$80,368	$82,958	$16,945	$66,013
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2025
Balance at June 30, 2025	28,810,805	$157,784	$301,640	$555,403	$(34,969)	$(63,125)	$916,733
Net income	—	—	—	25,639	—	—	25,639
Other comprehensive income, net of income tax	—	—	—	—	3,333	—	3,333
Cash dividends declared ($0.22 per share)	—	—	—	(6,325)	—	—	(6,325)
Stock-based compensation	—	—	1,041	(2)	—	—	1,039
Stock issued under dividend reinvestment and employee stock purchase plans	19,617	—	48	—	—	535	583
Vesting of restricted stock units, net of shares withheld to cover taxes	934	—	(33)	—	—	18	(15)
Purchases of treasury stock	(255,010)	—	—	—	—	(7,768)	(7,768)
Balance at September 30, 2025	28,576,346	$157,784	$302,696	$574,715	$(31,636)	$(70,340)	$933,219

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2024
Balance at June 30, 2024	29,190,640	$157,784	$300,166	$500,482	$(54,124)	$(50,171)	$854,137
Net income	—	—	—	18,578	—	—	18,578
Other comprehensive income, net of income tax	—	—	—	—	12,501	—	12,501
Cash dividends declared ($0.21 per share)	—	—	—	(6,122)	—	—	(6,122)
Stock-based compensation	—	—	1,078	—	—	—	1,078
Stock issued under dividend reinvestment and employee stock purchase plans	21,906	—	57	—	—	530	587
Vesting of restricted stock units, net of shares withheld to cover taxes	238	—	(7)	—	—	5	(2)
Exercise of stock options	25,052	—	(32)	—	—	536	504
Purchases of treasury stock	(156,728)	—	—	—	—	(4,190)	(4,190)
Balance at September 30, 2024	29,081,108	$157,784	$301,262	$512,938	$(41,623)	$(53,290)	$877,071

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2025
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301
Net income	—	—	—	68,012	—	—	68,012
Other comprehensive income, net of income tax	—	—	—	—	12,356	—	12,356
Cash dividends declared ($0.65 per share)	—	—	—	(18,766)	—	—	(18,766)
Stock-based compensation	—	—	3,376	(310)	—	—	3,066
Stock issued under dividend reinvestment and employee stock purchase plans	57,734	—	146	(1)	—	1,587	1,732
Vesting of restricted stock units, net of shares withheld to cover taxes	109,262	—	(3,689)	—	—	2,092	(1,597)
Exercise of stock options	13,000	—	34	—	—	289	323
Purchases of treasury stock	(649,527)	—	—	—	—	(19,208)	(19,208)
Balance at September 30, 2025	28,576,346	$157,784	$302,696	$574,715	$(31,636)	$(70,340)	$933,219

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2024
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208
Net income	—	—	—	56,990	—	—	56,990
Other comprehensive loss, net of income tax	—	—	—	—	9,023	—	9,023
Cash dividends declared ($0.63 per share)	—	—	—	(18,454)	—	—	(18,454)
Stock-based compensation	—	—	3,426	(289)	—	—	3,137
Stock issued under dividend reinvestment and employee stock purchase plans	81,133	—	69	—	—	1,786	1,855
Vesting of restricted stock units, net of shares withheld to cover taxes	107,615	—	(3,219)	—	—	2,360	(859)
Exercise of stock options	44,840	—	(80)	—	—	957	877
Purchases of treasury stock	(664,201)	—	—	—	—	(14,706)	(14,706)
Balance at September 30, 2024	29,081,108	$157,784	$301,262	$512,938	$(41,623)	$(53,290)	$877,071
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$68,012	$56,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,522	3,553
Depreciation of premises and equipment	4,127	4,096
Net amortization of investment securities premiums and discounts	723	794
Amortization, fair market value adjustments and capitalization of servicing rights	404	3,290
Net gain on sales of investment securities	—	(18)
Net gain on mortgage banking activities	(2,476)	(3,945)
Bank owned life insurance income	(4,879)	(2,849)
Stock-based compensation	3,402	3,414
Intangible expenses	367	539
Other adjustments to reconcile net income to cash used in operating activities	(2,528)	(1,881)
Originations of loans held for sale	(151,697)	(235,166)
Proceeds from the sale of loans held for sale	164,291	234,788
Contributions to pension and other postretirement benefit plans	(199)	(187)
Increase in accrued interest receivable and other assets	(7,260)	(14,980)
Decrease in accrued interest payable and other liabilities	(9,967)	(1,376)
Net cash provided by operating activities	70,842	47,062
Cash flows from investing activities:
Proceeds from sale of premises and equipment	427	2,450
Purchases of premises and equipment	(3,915)	(2,467)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	10,367	10,462
Proceeds from maturities, calls and principal repayments of securities available-for-sale	37,962	43,146
Proceeds from sales of securities available-for-sale	—	505
Purchases of investment securities held-to-maturity	(2,546)	(2,640)
Purchases of investment securities available-for-sale	(34,849)	(37,794)
Proceeds from sales of equity securities	5,430	3,437
Purchases of money market mutual funds	(5,337)	(2,482)
Net (increase) decrease in other investments	(637)	264
Net decrease (increase) in loans and leases	28,499	(165,648)
Proceeds from sales of foreclosed / repossessed assets	275	68
Purchases of bank owned life insurance	—	(5,710)
Proceeds from bank owned life insurance	5,186	1,159
Net cash provided by (used in) investing activities	40,862	(155,250)
Cash flows from financing activities:
Net increase in deposits	458,881	478,350
Net increase in short-term borrowings	770	1,950
Proceeds from issuance of long-term debt	50,000	—
Repayment of long-term debt	(75,000)	(85,000)
Repayment of subordinated debt	(20,000)	—
Payment of contingent consideration on acquisitions	(635)	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,596)	(859)
Purchases of treasury stock	(19,208)	(14,706)
Stock issued under dividend reinvestment and employee stock purchase plans	1,732	1,855
Proceeds from exercise of stock options	323	877
Cash dividends paid	(19,076)	(18,743)
Net cash provided by financing activities	376,191	363,089
Net increase in cash and cash equivalents	487,895	254,901
Cash and cash equivalents at beginning of year	328,844	249,799
Cash and cash equivalents at end of period	$816,739	$504,700

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$148,698	$140,759
Cash paid for income taxes, net of refunds	14,479	15,740

Non cash transactions:
Transfer of loans to other real estate owned	$3,945	$407
Transfer of leases to repossessed assets	78	167
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025.

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

Recent Accounting Pronouncements Yet to Be Adopted

In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU enhances annual income tax disclosures to address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For all other business entities, the amendments will be effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. This ASU applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. In January 2025, the FASB issued ASU No. 2025-01 to amend the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue From Contracts with Customers". This ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for financial statements that have not yet been issued. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Numerator for basic and diluted earnings per share—net income available to common shareholders	$25,639	$18,578	$68,012	$56,990
Denominator for basic earnings per share—weighted-average shares outstanding	28,717	29,133	28,857	29,264
Effect of dilutive securities—stock options and restricted stock units	243	213	231	153
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	28,960	29,346	29,088	29,417
Basic earnings per share	$0.89	$0.64	$2.36	$1.95
Diluted earnings per share	$0.89	$0.63	$2.34	$1.94
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	99	195	113	228

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at September 30, 2025 and December 31, 2024, by contractual maturity within each type:

	At September 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$649	$—	$(8)	$—	$641
After 5 years to 10 years	11,337	—	(304)	—	11,033
Over 10 years	114,054	12	(13,836)	—	100,230
	126,040	12	(14,148)	—	111,904
Total	$126,040	$12	$(14,148)	$—	$111,904
Securities Available-for-Sale
Residential mortgage-backed securities:
Within 1 year	$1		$—	$—	$1
After 1 year to 5 years	166		(2)	—	164
After 5 years to 10 years	9,547		(455)	—	9,092
Over 10 years	310,460	1,167	(27,680)	—	283,947
	320,174	1,167	(28,137)	—	293,204
Collateralized mortgage obligations:
After 1 year to 5 years	89	—	(1)	—	88
Over 10 years	1,447	—	(86)	—	1,361
	1,536	—	(87)	—	1,449
Corporate bonds:
Within 1 year	7,475	3	(70)	(10)	7,398
After 1 year to 5 years	69,359	112	(3,621)	(7)	65,843
After 5 years to 10 years	500	—	—	(1)	499
	77,334	115	(3,691)	(18)	73,740
Total	$399,044	$1,282	$(31,915)	$(18)	$368,393

	At December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,114	$—	$(24)	$—	$1,090
After 5 years to 10 years	10,208	—	(450)	—	9,758
Over 10 years	122,789	—	(18,630)	—	104,159
	134,111	—	(19,104)	—	115,007
Total	$134,111	$—	$(19,104)	$—	$115,007
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,300	$—	$(5)	$—	$1,295
	1,300	—	(5)	—	1,295
Residential mortgage-backed securities:
Within 1 year	20	—	—	—	20
After 1 year to 5 years	298	—	(6)	—	292
After 5 years to 10 years	11,260	—	(791)	—	10,469
Over 10 years	311,126	119	(38,645)	—	272,600
	322,704	119	(39,442)	—	283,381
Collateralized mortgage obligations:
After 1 year to 5 years	155	—	(4)	—	151
Over 10 years	1,663	—	(129)	—	1,534
	1,818	—	(133)	—	1,685
Corporate bonds:
Within 1 year	5,905	5	(58)	(6)	5,846
After 1 year to 5 years	10,924	16	(303)	(31)	10,606
After 5 years to 10 years	60,000	—	(4,650)	(802)	54,548
	76,829	21	(5,011)	(839)	71,000
Total	$402,651	$140	$(44,591)	$(839)	$357,361

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

Securities with a carrying value of $449.5 million and $424.8 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at September 30, 2025 or December 31, 2024.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Securities available-for-sale:
Proceeds from sales	$—	$505
Gross realized gains on sales	—	18
Tax expense related to net realized gains on sales	—	4

At September 30, 2025 and December 31, 2024, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2025
Securities Held-to-Maturity
Residential mortgage-backed securities	$1,303	$(4)	$106,777	$(14,144)	$108,080	$(14,148)
Total	$1,303	$(4)	$106,777	$(14,144)	$108,080	$(14,148)
Securities Available-for-Sale
Residential mortgage-backed securities	$5,009	$(20)	$206,193	$(28,117)	$211,202	$(28,137)
Collateralized mortgage obligations	—	—	1,449	(87)	1,449	(87)
Corporate bonds	501	—	56,921	(3,573)	57,422	(3,573)
Total	$5,510	$(20)	$264,563	$(31,777)	$270,073	$(31,797)
At December 31, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Total	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Securities Available-for-Sale
Residential mortgage-backed securities	$65,044	$(905)	$205,071	$(38,537)	$270,115	$(39,442)
Collateralized mortgage obligations	—	—	1,685	(133)	1,685	(133)
Total	$65,044	$(905)	$206,756	$(38,670)	$271,800	$(39,575)

At September 30, 2025, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $108.1 million, including unrealized losses of $14.1 million. These holdings were comprised of 89 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended September 30, 2025.

At September 30, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $270.1 million, including unrealized losses of $31.8 million. These holdings were comprised of: (1) 101 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; (2) eight investment grade corporate bonds, and (3) two collateralized mortgage obligation bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the unrealized loss of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at September 30, 2025 and is included within accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a roll forward by major security type for the nine months ended September 30, 2025 and September 30, 2024 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Nine months ended September 30, 2025
Securities Available-for-Sale
Beginning balance	$(839)
Additions for securities for which no previous expected credit losses were recognized	802
Change in securities for which a previous expected credit loss was recognized	19
Ending balance	$(18)
Nine months ended September 30, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Change in securities for which a previous expected credit loss was recognized	89
Ending balance	$(642)

At September 30, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $8.8 million, including unrealized losses of $137 thousand, and allowance for credit losses of $18 thousand. These holdings were comprised of 18 investment grade corporate bonds, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

During the second quarter of 2025, $719 thousand of allowance credit for losses was reversed on six investment grade corporate bonds. These six investment grade corporate bonds were issued by Global Systemically Important Banks and Domestic Systemically Important Banks, which hold a significant amount of excess capital to address a systemic event. As such, these banks were excluded from the allowance for credit loss on investments as the credit risk within this portfolio is deemed to be zero.

The following is a summary of unrealized and realized gains and losses on equity securities recognized in other noninterest income in the condensed consolidated statements of income during the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Equity Securities:
Net gains recognized during the period	—	68
Less: Net gains recognized during the period on equity securities sold during the period	—	68
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	—	—

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2025	At December 31, 2024
Commercial, financial and agricultural	$996,612	$1,037,835
Real estate-commercial	3,517,803	3,530,451
Real estate-construction	309,365	274,483
Real estate-residential secured for business purpose	545,191	536,095
Real estate-residential secured for personal purpose	974,395	994,972
Real estate-home equity secured for personal purpose	197,503	186,836
Loans to individuals	13,447	21,250
Lease financings	231,166	244,661
Total loans and leases held for investment, net of deferred income	$6,785,482	$6,826,583
Less: Allowance for credit losses, loans and leases	(86,527)	(87,091)
Net loans and leases held for investment	$6,698,955	$6,739,492
Imputed interest on lease financings, included in the above table	$(30,323)	$(31,927)
Net deferred costs, included in the above table	6,540	6,992
Overdraft deposits included in the above table	125	104

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at September 30, 2025 and December 31, 2024:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2025
Commercial, financial and agricultural	$1,219	$6,836	$—	$8,055	$982,922	$990,977	$5,635	$996,612
Real estate—commercial real estate and construction:
Commercial real estate	3,089	559	194	3,842	3,498,050	3,501,892	15,911	3,517,803
Construction	5,171	2,590	—	7,761	301,604	309,365	—	309,365
Real estate—residential and home equity:
Residential secured for business purpose	2,899	837	565	4,301	538,154	542,455	2,736	545,191
Residential secured for personal purpose	4,485	1,861	—	6,346	967,393	973,739	656	974,395
Home equity secured for personal purpose	928	115	—	1,043	194,755	195,798	1,705	197,503
Loans to individuals	63	77	7	147	13,300	13,447	—	13,447
Lease financings	1,431	565	63	2,059	228,420	230,479	687	231,166
Total	$19,285	$13,440	$829	$33,554	$6,724,598	$6,758,152	$27,330	$6,785,482

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2024
Commercial, financial and agricultural	$1,750	$723	$—	$2,473	$1,031,567	$1,034,040	$3,795	$1,037,835
Real estate—commercial real estate and construction:
Commercial real estate	415	2,919	—	3,334	3,524,438	3,527,772	2,679	3,530,451
Construction	3,659	—	—	3,659	270,824	274,483	—	274,483
Real estate—residential and home equity:
Residential secured for business purpose	1,077	—	—	1,077	534,432	535,509	586	536,095
Residential secured for personal purpose	3,040	—	—	3,040	988,127	991,167	3,805	994,972
Home equity secured for personal purpose	1,063	309	—	1,372	184,273	185,645	1,191	186,836
Loans to individuals	187	59	24	270	20,980	21,250	—	21,250
Lease financings	1,026	502	297	1,825	242,225	244,050	611	244,661
Total	$12,217	$4,512	$321	$17,050	$6,796,866	$6,813,916	$12,667	$6,826,583

During the second quarter of 2025, a $23.7 million commercial loan relationship was placed on nonaccrual status due to, among other things, suspected fraud. Subsequent to the relationship being placed on nonaccrual status, a $7.3 million charge-off was recognized during the second quarter. During the third quarter of 2025, a $1.4 million residential property associated with this relationship was transferred to other real estate owned. At September 30, 2025, the carrying values of the $13.9 million of loans and the $1.4 million other real estate owned asset comprising this relationship are supported by the appraised value of real estate collateral.

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at September 30, 2025 and December 31, 2024.

	At September 30, 2025			At December 31, 2024
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$5,635	$—	$5,635	$3,795	$—	$3,795
Real estate—commercial real estate and construction:
Commercial real estate	15,911	194	16,105	2,679	—	2,679
Real estate—residential and home equity:
Residential secured for business purpose	2,736	565	3,301	586	—	586
Residential secured for personal purpose	656	—	656	3,805	—	3,805
Home equity secured for personal purpose	1,705	—	1,705	1,191	—	1,191
Loans to individuals	—	7	7	—	24	24
Lease financings	687	63	750	611	297	908
Total	$27,330	$829	$28,159	$12,667	$321	$12,988

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At September 30, 2025
Commercial, financial and agricultural	$1,639	$3,996	$5,635	$—
Real estate-commercial	15,551	360	15,911	194
Real estate-residential secured for business purpose	1,072	1,664	2,736	565
Real estate-residential secured for personal purpose	656	—	656	—
Real estate-home equity secured for personal purpose	1,705	—	1,705	—
Loans to individuals	—	—	—	7
Lease financings	—	687	687	63
Total	$20,623	$6,707	$27,330	$829
At December 31, 2024
Commercial, financial and agricultural	$187	$3,608	$3,795	$—
Real estate-commercial	1,834	845	2,679	—
Real estate-residential secured for business purpose	586	—	586	—
Real estate-residential secured for personal purpose	3,805	—	3,805	—
Real estate-home equity secured for personal purpose	1,191	—	1,191	—
Loans to individuals	—	—	—	24
Lease financings	—	611	611	297
Total	$7,603	$5,064	$12,667	$321

For the nine months ended September 30, 2025, $34 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At September 30, 2025
Commercial, financial and agricultural	$3,397	$1,807	$431	$5,635
Real estate-commercial	15,911	—	—	15,911
Real estate-residential secured for business purpose	2,736	—	—	2,736
Real estate-residential secured for personal purpose	656	—	—	656
Real estate-home equity secured for personal purpose	1,705	—	—	1,705
Lease financings	—	687	—	687
Total	$24,405	$2,494	$431	$27,330

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2024
Commercial, financial and agricultural	$1,521	$1,843	$431	$3,795
Real estate-commercial	2,661	—	18	2,679
Real estate-residential secured for business purpose	586	—	—	586
Real estate-residential secured for personal purpose	3,805	—	—	3,805
Real estate-home equity secured for personal purpose	1,191	—	—	1,191
Lease financings	—	611	—	611
Total	$9,764	$2,454	$449	$12,667
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at September 30, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At September 30, 2025
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$139,982	$106,216	$55,414	$40,263	$69,284	$51,618	$430,577	$1,402	$894,756
2. Special Mention	549	—	6,828	22,202	—	—	19,991	—	49,570
3. Substandard	490	7,750	2,100	1,767	6,076	154	33,949	—	52,286
Total	$141,021	$113,966	$64,342	$64,232	$75,360	$51,772	$484,517	$1,402	$996,612
Current period gross charge-offs	$12	$—	$2,135	$7	$265	$585	$7,015	$—	$10,019

Real Estate-Commercial
Risk Rating
1. Pass	$421,659	$428,634	$403,978	$860,465	$530,103	$725,775	$90,574	$—	$3,461,188
2. Special Mention	7,373	9,165	406	—	—	—	—	—	16,944
3. Substandard	454	1,020	187	6,032	11,471	18,783	1,724	—	39,671
Total	$429,486	$438,819	$404,571	$866,497	$541,574	$744,558	$92,298	$—	$3,517,803
Current period gross charge-offs	$—	$—	$—	$20	$—	$—	$—	$—	$20

Real Estate-Construction
Risk Rating
1. Pass	$128,412	$71,377	$45,501	$38,010	$3,094	$2,784	$11,764	$—	$300,942
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	296	—	—	4,875	—	662	2,590	—	8,423
Total	$128,708	$71,377	$45,501	$42,885	$3,094	$3,446	$14,354	$—	$309,365

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$81,367	$83,790	$84,811	$120,264	$97,278	$42,101	$31,104	$—	$540,715
2. Special Mention	—	—	434	—	—	—	100	—	534
3. Substandard	—	—	233	2,637	149	798	125	—	3,942
Total	$81,367	$83,790	$85,478	$122,901	$97,427	$42,899	$31,329	$—	$545,191

Totals By Risk Rating
1. Pass	$771,420	$690,017	$589,704	$1,059,002	$699,759	$822,278	$564,019	$1,402	$5,197,601
2. Special Mention	7,922	9,165	7,668	22,202	—	—	20,091	—	67,048
3. Substandard	1,240	8,770	2,520	15,311	17,696	20,397	38,388	—	104,322
Total	$780,582	$707,952	$599,892	$1,096,515	$717,455	$842,675	$622,498	$1,402	$5,368,971
Total current period gross charge-offs	$12	$—	$2,135	$27	$265	$585	$7,015	$—	$10,039

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2024
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$232,925	$73,453	$68,205	$95,135	$16,403	$44,329	$411,413	$871	$942,734
2. Special Mention	3,622	6,489	24,423	166	5	—	27,106	—	61,811
3. Substandard	—	500	1,975	6,623	—	6,401	17,791	—	33,290
Total	$236,547	$80,442	$94,603	$101,924	$16,408	$50,730	$456,310	$871	$1,037,835

Real Estate-Commercial
Risk Rating
1. Pass	$506,644	$441,802	$882,071	$581,693	$538,539	$471,734	$81,145	$—	$3,503,628
2. Special Mention	1,763	—	716	—	3,028	12,213	—	—	17,720
3. Substandard	—	—	2,662	827	1,402	1,317	2,895	—	9,103
Total	$508,407	$441,802	$885,449	$582,520	$542,969	$485,264	$84,040	$—	$3,530,451

Real Estate-Construction
Risk Rating
1. Pass	$109,627	$71,770	$58,072	$4,226	$1,700	$1,899	$19,636	$—	$266,930
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	248	—	4,095	—	2,403	—	807	—	7,553
Total	$109,875	$71,770	$62,167	$4,226	$4,103	$1,899	$20,443	$—	$274,483

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$93,976	$95,743	$137,406	$104,156	$48,495	$21,937	$31,922	$—	$533,635
2. Special Mention	547	239	—	683	405	—	—	—	1,874
3. Substandard	—	—	—	—	548	38	—	—	586
Total	$94,523	$95,982	$137,406	$104,839	$49,448	$21,975	$31,922	$—	$536,095

Totals By Risk Rating
1. Pass	$943,172	$682,768	$1,145,754	$785,210	$605,137	$539,899	$544,116	$871	$5,246,927
2. Special Mention	5,932	6,728	25,139	849	3,438	12,213	27,106	—	81,405
3. Substandard	248	500	8,732	7,450	4,353	7,756	21,493	—	50,532
Total	$949,352	$689,996	$1,179,625	$793,509	$612,928	$559,868	$592,715	$871	$5,378,864

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2025 or December 31, 2024.

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
Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at September 30, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2025
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$22,029	$32,395	$196,488	$343,134	$185,917	$193,776	$—	$973,739
2. Nonperforming	—	—	—	136	—	520	—	656
Total	$22,029	$32,395	$196,488	$343,270	$185,917	$194,296	$—	$974,395

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$355	$236	$309	$1,897	$333	$1,296	$191,372	$195,798
2. Nonperforming	—	—	—	—	—	—	1,705	1,705
Total	$355	$236	$309	$1,897	$333	$1,296	$193,077	$197,503

Loans to Individuals
Payment Performance
1. Performing	$1,479	$1,453	$571	$213	$37	$558	$9,129	$13,440
2. Nonperforming	—	—	—	—	—	7	—	7
Total	$1,479	$1,453	$571	$213	$37	$565	$9,129	$13,447
Current period gross charge-offs	$117	$113	$54	$12	$—	$—	$288	$584

Lease Financings
Payment Performance
1. Performing	$55,264	$68,155	$62,378	$30,601	$11,364	$2,654	$—	$230,416
2. Nonperforming	16	167	306	199	48	14	—	750
Total	$55,280	$68,322	$62,684	$30,800	$11,412	$2,668	$—	$231,166
Current period gross charge-offs	$—	$28	$175	$164	$101	$90	$16	$574

Totals by Payment Performance
1. Performing	$79,127	$102,239	$259,746	$375,845	$197,651	$198,284	$200,501	$1,413,393
2. Nonperforming	16	167	306	335	48	541	1,705	3,118
Total	$79,143	$102,406	$260,052	$376,180	$197,699	$198,825	$202,206	$1,416,511
Total current period gross charge-offs	$117	$141	$229	$176	$101	$132	$304	$1,200

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2024
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$25,908	$203,136	$356,506	$195,727	$121,743	$88,147	$—	$991,167
2. Nonperforming	—	—	142	37	2,836	790	—	3,805
Total	$25,908	$203,136	$356,648	$195,764	$124,579	$88,937	$—	$994,972

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$354	$352	$2,260	$402	$326	$1,201	$180,750	$185,645
2. Nonperforming	—	—	21	—	—	—	1,170	1,191
Total	$354	$352	$2,281	$402	$326	$1,201	$181,920	$186,836

Loans to Individuals
Payment Performance
1. Performing	$2,008	$963	$459	$300	$19	$610	$16,867	$21,226
2. Nonperforming	—	—	—	—	—	24	—	24
Total	$2,008	$963	$459	$300	$19	$634	$16,867	$21,250

Lease Financings
Payment Performance
1. Performing	$83,360	$82,634	$46,986	$23,088	$5,989	$1,696	$—	$243,753
2. Nonperforming	197	168	473	32	25	13	—	908
Total	$83,557	$82,802	$47,459	$23,120	$6,014	$1,709	$—	$244,661

Totals by Payment Performance
1. Performing	$111,630	$287,085	$406,211	$219,517	$128,077	$91,654	$197,617	$1,441,791
2. Nonperforming	197	168	636	69	2,861	827	1,170	5,928
Total	$111,827	$287,253	$406,847	$219,586	$130,938	$92,481	$198,787	$1,447,719

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2025 or December 31, 2024.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and nine months ended September 30, 2025 and 2024. There were no changes to the reasonable and supportable forecast period and the reversion period, or any other significant methodology changes during the nine months ended September 30, 2025.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended September 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,979	$(331)	$(625)	$525	$16,548
Real estate-commercial	46,338	(506)	—	24	45,856
Real estate-construction	5,253	133	—	—	5,386
Real estate-residential secured for business purpose	7,468	104	—	—	7,572
Real estate-residential secured for personal purpose	6,451	21	(42)	—	6,430
Real estate-home equity secured for personal purpose	1,609	6	—	1	1,616
Loans to individuals	344	217	(231)	18	348
Lease financings	2,547	374	(152)	2	2,771
Total	$86,989	$18	$(1,050)	$570	$86,527
Three Months Ended September 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$14,545	$544	$(508)	$108	$14,689
Real estate-commercial	45,978	688	(35)	3	46,634
Real estate-construction	6,153	(611)	—	—	5,542
Real estate-residential secured for business purpose	7,739	(89)	—	—	7,650
Real estate-residential secured for personal purpose	6,606	287	—	—	6,893
Real estate-home equity secured for personal purpose	1,688	7	—	—	1,695
Loans to individuals	348	304	(324)	12	340
Lease financings	2,688	(14)	(83)	7	2,598
Total	$85,745	$1,116	$(950)	$130	$86,041

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended September 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,079	$9,321	$(10,019)	$1,167	$16,548
Real estate-commercial	46,867	(1,022)	(20)	31	45,856
Real estate-construction	4,924	462	—	—	5,386
Real estate-residential secured for business purpose	7,491	81	—	—	7,572
Real estate-residential secured for personal purpose	7,222	(757)	(42)	7	6,430
Real estate-home equity secured for personal purpose	1,706	(91)	—	1	1,616
Loans to individuals	342	550	(584)	40	348
Lease financings	2,460	865	(574)	20	2,771
Total	$87,091	$9,409	$(11,239)	$1,266	$86,527
Nine Months Ended September 30, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$2,807	$(2,021)	$204	$14,689
Real estate-commercial	45,849	810	(35)	10	46,634
Real estate-construction	6,543	(501)	(500)	—	5,542
Real estate-residential secured for business purpose	8,692	(1,277)	—	235	7,650
Real estate-residential secured for personal purpose	6,349	410	—	134	6,893
Real estate-home equity secured for personal purpose	1,289	406	—	—	1,695
Loans to individuals	392	609	(730)	69	340
Lease financings	2,574	425	(435)	34	2,598
Total	$85,387	$3,689	$(3,721)	$686	$86,041

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at September 30, 2025 and 2024:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At September 30, 2025
Commercial, financial and agricultural	$2,389	$14,159	$16,548	$5,635	$990,977	$996,612
Real estate-commercial	154	45,702	45,856	15,911	3,501,892	3,517,803
Real estate-construction	—	5,386	5,386	—	309,365	309,365
Real estate-residential secured for business purpose	197	7,375	7,572	2,736	542,455	545,191
Real estate-residential secured for personal purpose	—	6,430	6,430	656	973,739	974,395
Real estate-home equity secured for personal purpose	—	1,616	1,616	1,705	195,798	197,503
Loans to individuals	—	348	348	—	13,447	13,447
Lease financings	368	2,403	2,771	368	230,798	231,166
Total	$3,108	$83,419	$86,527	$27,011	$6,758,471	$6,785,482
At September 30, 2024
Commercial, financial and agricultural	$1,010	$13,679	$14,689	$2,703	$1,041,340	$1,044,043
Real estate-commercial	23	46,611	46,634	3,680	3,438,403	3,442,083
Real estate-construction	—	5,542	5,542	2,799	282,817	285,616
Real estate-residential secured for business purpose	—	7,650	7,650	630	530,044	530,674
Real estate-residential secured for personal purpose	—	6,893	6,893	3,985	965,577	969,562
Real estate-home equity secured for personal purpose	—	1,695	1,695	1,003	181,898	182,901
Loans to individuals	—	340	340	15	26,779	26,794
Lease financings	—	2,598	2,598	—	249,061	249,061
Total	$1,033	$85,008	$86,041	$14,815	$6,715,919	$6,730,734

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

	Term Extension
	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	2	$1,380	0.14%	$12	—	$—	—%	$—
Real estate—construction	2	5,171	1.67	11	—	—	—	—
Total	4	$6,551		$23	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$1,485	0.15%	$—	—	$—	—%	$—
Real estate—commercial	2	12,368	0.35	—	—	—	—	—
Total	3	$13,853		$—	—	$—		$—
*Amortized cost excludes $1 thousand and $0 thousand of accrued interest receivable on modified loans for the three months ended September 30, 2025 and September 30, 2024, respectively.

	Term Extension
	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	6	$11,291	1.13%	$39	1	$4,925	0.47%	$23
Real estate—commercial	—	—	—	—	2	3,212	0.09	1
Real estate—construction	2	5,171	1.67	11	—	—	—	—
Total	8	$16,462		$50	3	$8,137		$24
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$1,485	0.15%	$—	—	$—	—%	$—
Real estate—commercial	2	12,368	0.35	—	—	—	—	—
Real estate—construction	—	—	—	—	2	2,799	0.98	—
Total	3	$13,853		$—	2	$2,799		$—

	Other-Than-Insignificant Payment Delay
	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	—	$—	—%	$—	2	$7,167	0.69%	$32
Total	—	$—		$—	2	$7,167		$32
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
*Amortized cost excludes $53 thousand and $91 thousand of accrued interest receivable on modified loans for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect
Three Months Ended September 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	2	Added a weighted-average 12 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Real estate—construction	2	Added a weighted-average 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	4		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 5 months to the life of the loan, which reduced monthly payment amounts for the borrower.	—
Real estate—commercial	2	Added a weighted-average 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	3		—
Three Months Ended September 30, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—
Nine Months Ended September 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	6	Added a weighted-average 10 months to the life of the loans, which reduced monthly payment amount for the borrowers.	—
Real estate—construction	2	Added a weighted-average 9 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	8		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 5 months to the life of the loan, which reduced monthly payment amounts for the borrower.	—
Real estate—commercial	2	Added a weighted-average 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	3		—
Nine Months Ended September 30, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 10 months to the life of the loan, which reduced monthly payment amount for the borrower.	2	Provided 3 months of payment deferrals to assist borrowers.
Real estate—commercial	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	3		2
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	2	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Total	2		—

The following presents, by class of loans, the amortized cost of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2025 and 2024 and were modified in the 12 months prior to that default.

	Three Months Ended September 30,
	2025		2024
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	—	$—	1	$1,900
Total	—	$—	1	$1,900
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$10,644	—	$—
Total	1	$10,644	—	$—

	Nine Months Ended September 30,
	2025		2024
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	—	$—	1	$1,900
Total	—	$—	1	$1,900
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$10,644	—	$—
Total	1	$10,644	—	$—

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of September 30, 2025 and 2024.

	At September 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$11,291	$—	$—	$11,291
Real estate—construction	5,171	—	—	5,171
Total	$16,462	$—	$—	$16,462
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$1,485	$—	$—	$1,485
Real estate—commercial	1,724	10,644	—	12,368
Total	$3,209	$10,644	$—	$13,853

	At September 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$12,092	$—	$—	$12,092
Real estate—commercial	6,158	1,900	—	8,058
Total	$18,250	$1,900	$—	$20,150
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—construction	$2,799	$—	$—	$2,799
Total	$2,799	$—	$—	$2,799

As of September 30, 2025 and September 30, 2024, the Bank had $968 thousand and $971 thousand, respectively, in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at September 30, 2025 or December 31, 2024.

(Dollars in thousands)	At September 30, 2025	At December 31, 2024
Real estate-residential secured for personal purpose	$—	$3,095
Real estate-home equity secured for personal purpose	188	125
Total	$188	$3,220

The following presents foreclosed residential real estate property included in other real estate owned at September 30, 2025 or December 31, 2024.

(Dollars in thousands)	At September 30, 2025	At December 31, 2024
Foreclosed residential real estate	$3,981	$234

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2025	At December 31, 2024
2025 (excluding the nine months ended September 30, 2025)	$24,672	$91,125
2026	88,620	76,977
2027	68,425	56,881
2028	44,127	32,899
2029	22,965	12,101
Thereafter	8,317	1,964
Total future minimum lease payments receivable	257,126	271,947
Plus: Unguaranteed residual	1,442	1,485
Plus: Initial direct costs	2,921	3,156
Less: Imputed interest	(30,323)	(31,927)
Lease financings	$231,166	$244,661

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2025 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2024	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2025	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows.

The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2025			At December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$5,268	$5,196	$72	$6,788	$6,597	$191
Customer related intangibles	2,476	1,596	880	2,476	1,348	1,128
Servicing rights	12,876	6,291	6,585	12,274	5,284	6,990
Total amortized intangible assets	$20,620	$13,083	$7,537	$21,538	$13,229	$8,309
(1) Included within accumulated amortization is a valuation allowance of $329 thousand and $7 thousand on servicing rights at September 30, 2025 and December 31, 2024, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2025 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$102
2026		318
2027		216
2028		161
2029		105
Thereafter		50
Total		$952
The aggregate fair value of servicing rights was $10.5 million and $12.7 million at September 30, 2025 and December 31, 2024, respectively. The fair value of these rights was determined using a discount rate of 11.2% and 11.0% at September 30, 2025 and December 31, 2024, respectively.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning of period	$6,909	$6,083	$6,990	$8,982
Servicing rights capitalized	416	541	1,163	1,504
Amortization of servicing rights	(432)	(151)	(1,246)	(628)
Sold servicing rights	—	—	—	(3,466)
Changes in valuation allowance	(308)	(781)	(322)	(700)
End of period	$6,585	$5,692	$6,585	$5,692
Loans serviced for others	$1,068,800	$996,701	$1,068,800	$996,701
Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Valuation allowance, beginning of period	$(21)	$(17)	$(7)	$(98)
Additions	(308)	(781)	(322)	(700)
Valuation allowance, end of period	$(329)	$(798)	$(329)	$(798)

The estimated amortization expense of servicing rights for the remainder of 2025 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$1,344
2026		1,060
2027		846
2028		683
2029		555
Thereafter		2,097
Total		$6,585

Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2025 and December 31, 2024 consisted of the following:

	At September 30, 2025		At December 31, 2024
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,390,565	—%	$1,414,635
Demand deposits	3.27	3,612,564	3.25	3,186,597
Savings deposits	0.75	757,081	0.44	704,321
Time deposits	3.92	1,457,933	4.40	1,453,706
Total	2.50%	$7,218,143	2.52%	$6,759,259

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $300.6 million at September 30, 2025 and $276.0 million at December 31, 2024.

At September 30, 2025, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2025		$321,136
2026		712,864
2027		184,636
2028		164,120
2029		73,347
Thereafter		1,830
Total		$1,457,933

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At September 30, 2025		At December 31, 2024
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$11,951	0.05%	$11,181	0.05%

Long-term debt:
FHLB advances	$200,000	4.20%	$225,000	4.35%
Subordinated notes	129,597	8.56	149,261	6.08

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.2 billion and $3.3 billion at September 30, 2025 and December 31, 2024, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.5 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.4 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. The Bank participates in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities was $403.9 million and $397.2 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2025 and December 31, 2024, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.6 billion and $3.7 billion of committed borrowing capacity at September 30, 2025 and December 31, 2024, respectively, of which $1.8 billion and $2.1 billion was available as of September 30, 2025 and December 31, 2024, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $457.0 million and $468.0 million at September 30, 2025 and December 31, 2024, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2025	Weighted Average Rate
Remainder of 2025	$—	—%
2026	100,000	4.29
2027	25,000	3.99
2028	40,000	4.33
2029	25,000	3.91
Thereafter	10,000	3.94
Total	$200,000	4.20%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$137	$141	$10	$14
Interest cost	604	596	27	27
Expected loss on plan assets	(895)	(870)	—	—
Amortization of net actuarial loss (gain)	64	175	(27)	(28)
Net periodic benefit (income) cost	$(90)	$42	$10	$13

	Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$411	$424	$32	$42
Interest cost	1,812	1,788	81	81
Expected loss on plan assets	(2,685)	(2,610)	—	—
Amortization of net actuarial loss (gain)	188	526	(76)	(85)
Net periodic benefit (income) cost	$(274)	$128	$37	$38

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make total contributions of $156 thousand to the Retirement Plans and $107 thousand to Other Postretirement Benefit Plans in 2025. During the nine months ended September 30, 2025, the Corporation contributed $117 thousand to its Retirement Benefit Plans and $82 thousand to its Other Postretirement Benefit Plans. During the nine months ended September 30, 2025, $2.1 million was paid to participants from the Retirement Plans and $82 thousand was paid to participants from the Other Postretirement Benefit Plans.

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

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2025:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2025
Outstanding at December 31, 2024	127,782	$27.72
Exercised	(13,000)	24.84
Outstanding at September 30, 2025	114,782	$28.05	1.9	$226
Exercisable at September 30, 2025	114,782	$28.05	1.9	$226

The Corporation did not grant any stock options during the nine months ended September 30, 2025 or September 30, 2024.

The following is a summary of nonvested restricted stock units at September 30, 2025 including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2024	501,679	$22.67
Granted	196,666	28.44
Added by performance factor	2,761	28.21
Vested	(165,698)	25.33
Forfeited	(11,978)	23.08
Nonvested stock units at September 30, 2025	523,430	$24.01

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024
Restricted stock units granted	196,666	277,134
Weighted average grant date fair value	$28.44	$19.81
Intrinsic value of units granted	$5,592	$5,490
Restricted stock units vested	165,698	151,375
Weighted average grant date fair value	$25.33	$27.66
Intrinsic value of units vested	$4,714	$2,990

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at September 30, 2025 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$7,393	1.9

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Stock-based compensation expense:
Restricted stock units	$3,402	$3,414
Employee stock purchase plan	67	73
Total	$3,469	$3,487
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$514	$879

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(35,117)	$(2,422)	$(6,453)	$(43,992)
Other comprehensive income	10,916	—	88	11,004
Reclassification adjustment recorded in earnings (1)	—	1,352	—	1,352
Balance, September 30, 2025	$(24,201)	$(1,070)	$(6,365)	$(31,636)

Balance, December 31, 2023	$(34,321)	$(4,566)	$(11,759)	$(50,646)
Other comprehensive income	6,986	1,397	348	8,731
Reclassification adjustment recorded in earnings (1)	—	292	—	292
Balance, September 30, 2024	$(27,335)	$(2,877)	$(11,411)	$(41,623)
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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap. In connection with the termination, the Corporation incurred an unwind fee of $4.0 million, of which $2.7 million has been reclassified to earnings as a reduction to interest income since termination. Additionally, unamortized origination and third-party fees totaled $87 thousand at September 30, 2025. The $1.4 million will be amortized into interest income over the remaining seven months of the original swap.

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

At September 30, 2025, the Corporation had exposure to 133 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $829.4 million and remaining maturities ranging from three months to nine years. At September 30, 2025, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $97 thousand. At September 30, 2025, the fair value of the swaps to the customers was a net gain of $27.0 million. At September 30, 2025, the Corporation's credit exposure related to customers totaled $4.3 million.

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

Derivatives Tables

The Corporation had no derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2025 or December 31, 2024.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2025
Credit derivatives	$829,412		$—	Other liabilities	$97
Interest rate locks with customers	23,897	Other assets	304		—
Forward loan sale commitments	30,227		—	Other liabilities	14
Total	$883,536		$304		$111
At December 31, 2024
Credit derivatives	$860,423		$—	Other liabilities	$67
Interest rate locks with customers	23,291	Other assets	214		—
Forward loan sale commitments	39,944	Other assets	12		—
Total	$923,658		$226		$67

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2025	2024	2025	2024
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$—	$(575)	$—	$(3,747)
Reclassification adjustment included in earnings (1)	Interest income	(577)	(370)	(1,711)	(370)
Total net loss		$(577)	$(945)	$(1,711)	$(4,117)
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

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2025	2024	2025	2024
Credit derivatives	Other noninterest income	$347	$22	$500	$360
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(56)	(169)	90	(139)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	37	63	(26)	352
Total net gain (loss)		$328	$(84)	$564	$573

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2025 and December 31, 2024:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2025	At December 31, 2024
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$(1,070)	$(2,422)
Total		$(1,070)	$(2,422)
(1) The interest rate swap was terminated on August 2, 2024. This after-tax amount will be reclassified to earnings as a reduction to interest income over the remaining 7 months of the original swap.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2025.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, classified using the fair value hierarchy:

	At September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
Residential mortgage-backed securities	$—	$293,205	$—	$293,205
Collateralized mortgage obligations	—	1,449	—	1,449
Corporate bonds	—	73,739	—	73,739
Total available-for-sale securities	—	368,393	—	368,393
Equity securities:
Money market mutual funds	2,413	—	—	2,413
Total equity securities	2,413	—	—	2,413
Loans held for sale	—	6,330	—	6,330
Interest rate locks with customers*	—	304	—	304
Total assets	$2,413	$375,027	$—	$377,440
Liabilities:
Credit derivatives*	$—	$—	$97	$97
Forward loan sale commitments*	—	14	—	14
Total liabilities	$—	$14	$97	$111
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $97 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 133 interest rate swaps with a notional amount of $829.4 million. The September 30, 2025 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the nine months ended September 30, 2025, the Corporation paid $635 thousand in contingent consideration related to this acquisition. There was no contingent consideration liability at September 30, 2025. During the year ended December 31, 2024, the Corporation paid $635 thousand in contingent consideration related to this acquisition. The contingent consideration liability was $635 thousand at December 31, 2024.
The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Additions	Increase in value	Balance at September 30, 2025
Credit derivatives	$(67)	$(531)	$500	$(98)
Net total	$(67)	$(531)	$500	$(98)

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Increase in value	Balance at September 30, 2024
Credit derivatives	$(186)	$(297)	$360	$(123)
Net total	$(186)	$(297)	$360	$(123)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2025
Paul I. Sheaffer Insurance Agency	$635	$635	$—	$—
Total contingent consideration liability	$635	$635	$—	$—

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$38	$627
Total contingent consideration liability	$1,224	$635	$38	$627

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

	At September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$23,903	$23,903
Other real estate owned	—	—	23,926	23,926
Repossessed assets	—	—	40	40
Total	$—	$—	$47,869	$47,869

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,111	$10,111
Other real estate owned	—	—	20,141	20,141
Repossessed assets	—	—	76	76
Total	$—	$—	$30,328	$30,328

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2025 and December 31, 2024. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$816,739	$—	$—	$816,739	$816,739
Held-to-maturity securities	—	111,904	—	111,904	126,040
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	39,617
Net loans and leases held for investment	—	—	6,673,498	6,673,498	6,675,052
Servicing rights	—	—	10,474	10,474	6,585
Total assets	$816,739	$111,904	$6,683,972	$7,612,615	$7,664,033
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,760,210	$—	$—	$5,760,210	$5,760,210
Time deposits	—	1,460,762	—	1,460,762	1,457,933
Total deposits	5,760,210	1,460,762	—	7,220,972	7,218,143
Short-term borrowings	11,951	—	—	11,951	11,951
Long-term debt	—	201,129	—	201,129	200,000
Subordinated notes	—	130,500	—	130,500	129,597
Total liabilities	$5,772,161	$1,792,391	$—	$7,564,552	$7,559,691

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$328,844	$—	$—	$328,844	$328,844
Held-to-maturity securities	—	115,007	—	115,007	134,111
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	38,980
Net loans and leases held for investment	—	—	6,586,054	6,586,054	6,729,381
Servicing rights	—	—	12,710	12,710	6,990
Total assets	$328,844	$115,007	$6,598,764	$7,042,615	$7,238,306
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,305,553	$—	$—	$5,305,553	$5,305,553
Time deposits	—	1,458,774	—	1,458,774	1,453,706
Total deposits	5,305,553	1,458,774	—	6,764,327	6,759,259
Short-term borrowings	11,181	—	—	11,181	11,181
Long-term debt	—	225,475	—	225,475	225,000
Subordinated notes	—	147,500	—	147,500	149,261
Total liabilities	$5,316,734	$1,831,749	$—	$7,148,483	$7,144,701

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2025, individually analyzed loans held for investment had a carrying amount of $26.6 million with a valuation allowance of $2.7 million. At December 31, 2024, individually analyzed loans held for investment had a carrying amount of $12.1 million with a valuation allowance of $1.9 million. At September 30, 2025, individually analyzed leases had a carrying amount of $368 thousand with a valuation allowance of $368 thousand. The Corporation had no individually analyzed leases at December 31, 2024.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2025, servicing rights had a net carrying amount of $6.9 million, which included a valuation allowance of $329 thousand. At December 31, 2024, servicing rights had a net carrying amount of $7.0 million, which included a valuation allowance of $7 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2025, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At September 30, 2025 and December 31, 2024, OREO had a carrying amount of $23.9 million and $20.1 million, respectively. During the nine months ended September 30, 2025, two nonaccrual residential real estate loans with a total carrying value of $3.9 million were transferred to OREO. Additionally, during the nine months ended September 30, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At September 30, 2025 and December 31, 2024, repossessed assets had a carrying amount of $40 thousand and $76 thousand, respectively. During the nine months ended September 30, 2025, repossessed assets totaling $78 thousand were acquired and repossessed assets totaling $69 thousand were sold. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 13. Segment Reporting

At September 30, 2025, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance. The parent holding company and intercompany eliminations are included in the "Other" segment. Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

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
The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to the condensed consolidated financial information for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$109,632	$16	$—	$—	$109,648
Interest expense	45,765	—	—	2,559	48,324
Net interest income (expense)	63,867	16	—	(2,559)	61,324
Noninterest income	8,455	7,960	5,476	32	21,923
Total revenue	72,322	7,976	5,476	(2,527)	83,247
Provision for credit losses	517	—	—	—	517
Less: (1)
Salaries, benefits and commissions	18,829	4,435	3,703	4,685	31,652
Net occupancy	2,121	123	163	268	2,675
Equipment	924	9	21	122	1,076
Data processing	2,494	376	144	1,249	4,263
Professional fees	633	245	10	988	1,876
Marketing and advertising	173	28	—	122	323
Deposit insurance premiums	1,195	—	—	—	1,195
Intangible expense	23	—	83	—	106
Other segment items (2)	5,988	515	150	850	7,503
Intersegment expense (revenue) (3)	6,929	129	124	(7,182)	—
Income (loss) before income taxes	$32,496	$2,116	$1,078	$(3,629)	$32,061
Income tax expense (benefit)	6,488	428	236	(730)	6,422
Net income (loss)	$26,008	$1,688	$842	$(2,899)	$25,639
Net capital expenditures	$395	$4	$13	$89	$501

	Three Months Ended
	September 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$106,419	$19	$—	$—	$106,438
Interest expense	50,953	—	—	2,281	53,234
Net interest income (expense)	55,466	19	—	(2,281)	53,204
Noninterest income	6,733	8,029	5,247	141	20,150
Total revenue	62,199	8,048	5,247	(2,140)	73,354
Provision for credit losses	1,414	—	—	—	1,414
Less: (1)
Salaries, benefits and commissions	18,329	4,456	3,431	4,486	30,702
Net occupancy	2,332	77	149	165	2,723
Equipment	1,007	11	24	65	1,107
Data processing	3,126	362	141	525	4,154
Professional fees	841	118	8	612	1,579
Marketing and advertising	187	27	12	264	490
Deposit insurance premiums	1,097	—	—	—	1,097
Intangible expense	55	—	109	—	164
Other segment items (2)	4,940	612	144	840	6,536
Intersegment expense (revenue) (3)	7,226	52	123	(7,401)	—
Income (loss) before income taxes	$21,645	$2,333	$1,106	$(1,696)	$23,388
Income tax expense (benefit)	4,591	398	259	(438)	4,810
Net income (loss)	$17,054	$1,935	$847	$(1,258)	$18,578
Net capital expenditures	$544	$—	$6	$60	$610

	Nine Months Ended
	September 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$318,723	$47	$—	$—	$318,770
Interest expense	134,002	—	—	7,122	141,124
Net interest income (expense)	184,721	47	—	(7,122)	177,646
Noninterest income	24,620	23,460	17,652	107	65,839
Total revenue	209,341	23,507	17,652	(7,015)	243,485
Provision for credit losses	8,522	—	—	—	8,522
Less: (1)
Salaries, benefits and commissions	55,657	13,293	10,966	14,098	94,014
Net occupancy	6,591	373	496	807	8,267
Equipment	2,800	29	73	339	3,241
Data processing	7,651	1,103	432	3,849	13,035
Professional fees	1,809	755	39	2,667	5,270
Marketing and advertising	667	86	22	399	1,174
Deposit insurance premiums	3,420	—	—	—	3,420
Intangible expense	119	—	248	—	367
Other segment items (2)	16,894	1,589	536	2,522	21,541
Intersegment expense (revenue) (3)	20,014	388	358	(20,760)	—
Income (loss) before income taxes	$85,197	$5,891	$4,482	$(10,936)	$84,634
Income tax expense (benefit)	16,932	1,192	993	(2,495)	16,622
Net income (loss)	$68,265	$4,699	$3,489	$(8,441)	$68,012
Net capital expenditures	$2,745	$13	$43	$687	$3,488

	Nine Months Ended
	September 30, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$304,805	$56	$—	$18	$304,879
Interest expense	142,337	—	—	6,844	149,181
Net interest income (expense)	162,468	56	—	(6,826)	155,698
Noninterest income	26,706	22,134	17,721	164	66,725
Total revenue	189,174	22,190	17,721	(6,662)	222,423
Provision for credit losses	3,553	—	—	—	3,553
Less: (1)
Salaries, benefits and commissions	55,461	13,145	10,252	13,369	92,227
Net occupancy	7,074	236	467	497	8,274
Equipment	3,013	31	70	192	3,306
Data processing	9,706	1,091	400	1,613	12,810
Professional fees	2,368	388	40	1,937	4,733
Marketing and advertising	620	133	28	840	1,621
Deposit insurance premiums	3,330	—	—	—	3,330
Intangible expense	212	—	327	—	539
Other segment items (2)	15,158	1,921	474	2,941	20,494
Intersegment expense (revenue) (3)	18,390	156	370	(18,916)	—
Income (loss) before income taxes	$70,289	$5,089	$5,293	$(9,135)	$71,536
Income tax expense (benefit)	14,283	1,109	1,184	(2,030)	14,546
Net income (loss)	$56,006	$3,980	$4,109	$(7,105)	$56,990
Net capital expenditures	$(234)	$11	$73	$167	$17
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
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.

The following tables show significant components of segment net assets as of September 30, 2025 and December 31, 2024.

	At September 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$727,636	$53,527	$35,576	$—	$816,739
Loans and leases, including loans held for sale, net of allowance for credit losses	6,705,285	—	—	—	6,705,285
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	842,215	2,487	2,652	28,728	876,082
Total segment assets	$8,413,612	$71,448	$59,828	$28,728	$8,573,616

	At December 31, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$247,023	$50,149	$31,672	$—	$328,844
Loans and leases, including loans held for sale, net of allowance for credit losses	6,756,145	—	—	—	6,756,145
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	839,359	3,485	2,828	22,246	867,918
Total segment assets	$7,981,003	$69,068	$56,100	$22,246	$8,128,417

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

Forward-Looking Statements

This report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "may," "will," "could," "should," "would," "believe," "anticipate," "plan," "estimate," "expect," "project," "target," and "goal," the negative of these terms and other similar expressions are intended to identify forward-looking statements, but are not the exclusive mean of identifying such statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include but are not limited to: statements of goals, intentions and expectations; statements regarding business plans, prospects, growth and operating strategies; statements regarding the quality, growth and composition of loan, investment and deposit portfolios; statements regarding our financial performance, financial condition and liquidity; and estimates of our risks and future credit provision and non-interest expenses. These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change, including but not limited to those set forth below:

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
•The impact of the current federal government shutdown;
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

These forward-looking statements speak only as of the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net income	$25,639	$18,578	$7,061	38.0%	$68,012	$56,990	$11,022	19.3%
Net income per share:
Basic	$0.89	$0.64	$0.25	39.1	$2.36	$1.95	$0.41	21.0
Diluted	0.89	0.63	0.26	41.3	2.34	1.94	0.40	20.6
Return on average assets	1.24%	0.92%	32 BP	34.8	1.13%	0.97%	16 BP	16.5
Return on average equity	11.02%	8.55%	247 BP	28.9	10.00%	8.95%	105 BP	11.7

The financial results for the three and nine months ended September 30, 2025 included tax-free bank owned life insurance (BOLI) death benefit claims of $967 thousand and $2.1 million, respectively, which represented $0.03 and $0.07 diluted earnings per share for the respective periods. The financial results for the nine months ended September 30, 2024 included a $3.4 million net gain ($2.7 million after-tax), or $0.09 diluted earnings per share, generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024 and tax-free BOLI death benefit claims of $171 thousand, which represented $0.01 diluted earnings per share for the nine months ended September 30, 2024.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and nine months ended September 30, 2025 and 2024. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and nine months ended September 30, 2025 versus 2024

Net interest income on a tax-equivalent basis for the three months ended September 30, 2025 was $61.7 million, an increase of $8.2 million, or 15.4%, compared to $53.5 million for the three months ended September 30, 2024. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2025 was $178.9 million, an increase of $22.3 million, or 14.2%, compared to $156.6 million for the nine months ended September 30, 2024. The increase in tax-equivalent net interest income for the three and nine months ended September 30, 2025 compared to the comparable periods in the prior year was primarily driven by higher average balances on loans and cash and cash equivalents and increased loan yields, as well as a reduction in our overall cost of funds.

The net interest margin, on a tax-equivalent basis, was 3.17% and 3.15% for the three and nine months ended September 30, 2025, respectively, compared to 2.82% and 2.85% for the three and nine months ended September 30, 2024, respectively. Excess liquidity reduced net interest margin by approximately 16 and eight basis points for the three and nine months ended September 30, 2025, respectively, and approximately nine and four basis points for the three and nine months ended September 30, 2024, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$395,944	$4,363	4.37%	$270,724	$3,624	5.33%
Obligations of states and political subdivisions*	—	—	—	1,283	7	2.17
Other debt and equity securities	492,197	3,923	3.16	492,051	3,706	3.00
Federal Home Loan Bank, Federal Reserve Bank and other stock	37,159	736	7.86	38,769	742	7.61
Total interest-earning deposits, investments and other interest-earning assets	925,300	9,022	3.87	802,827	8,079	4.00
Commercial, financial and agricultural loans	949,676	17,223	7.20	997,465	18,459	7.36
Real estate—commercial and construction loans	3,705,154	55,469	5.94	3,592,556	52,672	5.83
Real estate—residential loans	1,719,844	21,846	5.04	1,692,361	21,127	4.97
Loans to individuals	13,497	308	9.05	26,651	549	8.20
Tax-exempt loans and leases	229,253	3,033	5.25	232,159	2,565	4.40
Lease financings	173,403	3,159	7.23	189,599	3,275	6.87
Gross loans and leases	6,790,827	101,038	5.90	6,730,791	98,647	5.83
Total interest-earning assets	7,716,127	110,060	5.66	7,533,618	106,726	5.64
Cash and due from banks	60,950			62,902
Allowance for credit losses, loans and leases	(88,202)			(86,517)
Premises and equipment, net	46,980			47,989
Operating lease right-of-use assets	26,901			29,620
Other assets	428,254			417,653
Total assets	$8,191,010			$8,005,265
Liabilities:
Interest-bearing checking deposits	$1,293,781	$8,685	2.66%	$1,215,166	$8,824	2.89%
Money market savings	1,915,501	18,765	3.89	1,849,628	21,213	4.56
Regular savings	724,927	1,068	0.58	727,395	878	0.48
Time deposits	1,482,837	15,100	4.04	1,491,560	17,255	4.60
Total time and interest-bearing deposits	5,417,046	43,618	3.19	5,283,749	48,170	3.63
Short-term borrowings	10,639	1	0.04	8,210	1	0.05
Long-term debt	200,000	2,145	4.26	247,826	2,781	4.46
Subordinated notes	139,127	2,560	7.30	149,068	2,282	6.09
Total borrowings	349,766	4,706	5.34	405,104	5,064	4.97
Total interest-bearing liabilities	5,766,812	48,324	3.32	5,688,853	53,234	3.72
Noninterest-bearing deposits	1,418,997			1,357,575
Operating lease liabilities	29,702			32,627
Accrued expenses and other liabilities	52,045			61,804
Total liabilities	7,267,556			7,140,859
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	7,185,809		2.67	7,046,428		3.01
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	302,063			300,565
Retained earnings and other equity	463,607			406,057
Total shareholders’ equity	923,454			864,406
Total liabilities and shareholders’ equity	$8,191,010			$8,005,265
Net interest income		$61,736			$53,492
Net interest spread			2.34			1.92
Effect of net interest-free funding sources			0.83			0.90
Net interest margin			3.17%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.80%			132.43%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $687 thousand and $897 thousand for the three months ended September 30, 2025 and 2024, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2025 and 2024 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$216,788	$7,094	4.38%	$159,114	$6,341	5.32%
Obligations of states and political subdivisions*	290	4	1.84	1,500	26	2.32
Other debt and equity securities	496,178	11,904	3.21	494,310	11,094	3.00
Federal Home Loan Bank, Federal Reserve Bank and other stock	37,142	2,094	7.54	38,392	2,166	7.54
Total interest-earning deposits, investments and other interest-earning assets	750,398	21,096	3.76	693,316	19,627	3.78
Commercial, financial and agricultural loans	981,956	51,929	7.07	972,003	52,429	7.21
Real estate—commercial and construction loans	3,700,553	162,310	5.86	3,572,375	153,890	5.75
Real estate—residential loans	1,725,423	65,160	5.05	1,657,142	61,095	4.92
Loans to individuals	16,148	1,038	8.59	26,928	1,639	8.13
Tax-exempt loans and leases	229,411	8,860	5.16	231,679	7,505	4.33
Lease financings	177,692	9,591	7.22	189,733	9,549	6.72
Gross loans and leases	6,831,183	298,888	5.85	6,649,860	286,107	5.75
Total interest-earning assets	7,581,581	319,984	5.64	7,343,176	305,734	5.56
Cash and due from banks	57,674			58,070
Allowance for credit losses, loans and leases	(88,052)			(86,435)
Premises and equipment, net	47,044			49,098
Operating lease right-of-use assets	27,200			30,359
Other assets	425,831			414,246
Total assets	$8,051,278			$7,808,514
Liabilities:
Interest-bearing checking deposits	$1,244,497	$23,560	2.53%	$1,163,526	$24,353	2.80%
Money market savings	1,836,983	53,745	3.91	1,749,592	59,564	4.55
Regular savings	709,493	2,580	0.49	752,336	2,712	0.48
Time deposits	1,500,137	47,467	4.23	1,384,576	47,019	4.54
Total time and interest-bearing deposits	5,291,110	127,352	3.22	5,050,030	133,648	3.54
Short-term borrowings	7,614	16	0.28	15,919	248	2.08
Long-term debt	205,952	6,634	4.31	263,380	8,441	4.28
Subordinated notes	145,926	7,122	6.53	148,944	6,844	6.14
Total borrowings	359,492	13,772	5.12	428,243	15,533	4.85
Total interest-bearing liabilities	5,650,602	141,124	3.34	5,478,273	149,181	3.64
Noninterest-bearing deposits	1,405,339			1,383,707
Operating lease liabilities	30,056			33,389
Accrued expenses and other liabilities	55,583			62,586
Total liabilities	7,141,580			6,957,955
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	7,055,941		2.67	6,861,980		2.90
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	301,908			300,224
Retained earnings and other equity	450,006			392,551
Total shareholders’ equity	909,698			850,559
Total liabilities and shareholders’ equity	$8,051,278			$7,808,514
Net interest income		$178,860			$156,553
Net interest spread			2.30			1.92
Effect of net interest-free funding sources			0.85			0.93
Net interest margin			3.15%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.17%			134.04%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $1.9 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2025 and 2024 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2025 Versus 2024			September 30, 2025 Versus 2024
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1,473	$(734)	$739	$2,011	$(1,258)	$753
Obligations of states and political subdivisions	(7)	—	(7)	(18)	(4)	(22)
Other debt and equity securities	1	216	217	42	768	810
Federal Home Loan Bank, Federal Reserve Bank and other stock	(30)	24	(6)	(72)	—	(72)
Interest on deposits, investments and other earning assets	1,437	(494)	943	1,963	(494)	1,469
Commercial, financial and agricultural loans	(851)	(385)	(1,236)	531	(1,031)	(500)
Real estate—commercial and construction loans	1,748	1,049	2,797	5,490	2,930	8,420
Real estate—residential loans	385	334	719	2,476	1,589	4,065
Loans to individuals	(293)	52	(241)	(689)	88	(601)
Tax-exempt loans and leases	(32)	500	468	(74)	1,429	1,355
Lease financings	(285)	169	(116)	(634)	676	42
Interest and fees on loans and leases	672	1,719	2,391	7,100	5,681	12,781
Total interest income	2,109	1,225	3,334	9,063	5,187	14,250
Interest expense:
Interest-bearing checking deposits	569	(708)	(139)	1,639	(2,432)	(793)
Money market savings	739	(3,187)	(2,448)	2,867	(8,686)	(5,819)
Regular savings	(3)	193	190	(179)	47	(132)
Time deposits	(99)	(2,056)	(2,155)	3,779	(3,331)	448
Total time and interest-bearing deposits	1,206	(5,758)	(4,552)	8,106	(14,402)	(6,296)
Short-term borrowings	—	—	—	(87)	(145)	(232)
Long-term debt	(516)	(120)	(636)	(1,865)	58	(1,807)
Subordinated notes	(159)	437	278	(143)	421	278
Interest on borrowings	(675)	317	(358)	(2,095)	334	(1,761)
Total interest expense	531	(5,441)	(4,910)	6,011	(14,068)	(8,057)
Net interest income	$1,578	$6,666	$8,244	$3,052	$19,255	$22,307

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2025 and 2024 was $517 thousand and $1.4 million, respectively. The provision for credit losses for the nine months ended September 30, 2025 and 2024 was $8.5 million and $3.6 million, respectively. The increase in provision for the nine months ended September 30, 2025 compared to September 30, 2024 was primarily driven by a $7.3 million charge-off recorded on a $23.7 million commercial loan relationship during the second quarter of 2025. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Allowance for credit losses, loans and leases	$86,527	$86,989	$87,790	$87,091	$86,041
Loans and leases held for investment	6,785,482	6,801,185	6,833,037	6,826,583	6,730,734
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.28%	1.28%	1.28%

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Trust fee income	$2,230	$2,110	$120	5.7%	$6,537	$6,226	$311	5.0%
Service charges on deposit accounts	2,302	2,037	265	13.0	6,754	5,890	864	14.7
Investment advisory commission and fee income	5,671	5,319	352	6.6	16,744	15,751	993	6.3
Insurance commission and fee income	5,468	5,238	230	4.4	17,618	17,606	12	0.1
Other service fee income	2,416	1,815	601	33.1	8,270	11,274	(3,004)	(26.6)
Bank owned life insurance income	1,908	921	987	107.2	4,879	2,849	2,030	71.3
Net gain on sales of investment securities	—	18	(18)	N/M	—	18	(18)	N/M
Net gain on mortgage banking activities	848	1,296	(448)	(34.6)	2,476	3,945	(1,469)	(37.2)
Other income	1,080	1,396	(316)	(22.6)	2,561	3,166	(605)	(19.1)
Total noninterest income	$21,923	$20,150	$1,773	8.8%	$65,839	$66,725	$(886)	(1.3%)

Three and nine months ended September 30, 2025 versus 2024

Noninterest income for the three months ended September 30, 2025 was $21.9 million, an increase of $1.8 million, or 8.8%, from the three months ended September 30, 2024. Noninterest income for the nine months ended September 30, 2025 was $65.8 million, a decrease of $886 thousand, or 1.3%, from the nine months ended September 30, 2024.

Bank owned life insurance income increased $987 thousand, or 107.2%, for the three months ended September 30, 2025 and $2.0 million, or 71.3%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily due to death benefit claims received in both periods.

Other service fee income increased $601 thousand, or 33.1%, for the three months ended September 30, 2025 and decreased $3.0 million, or 26.6%, for the nine months ended September 30, 2025 from the comparable periods in the prior year. The three months ended September 30, 2025 included a $306 thousand valuation allowance recorded on mortgage servicing rights compared to a $785 thousand valuation allowance recorded in the third quarter of 2024, each of which were driven by the decrease in interest rates during the respective periods and the impact on prepayments speed assumptions. The decrease for the nine months ended September 30, 2025 was due to a $3.4 million net gain from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Investment advisory commission and fee income increased $352 thousand, or 6.6%, for the three months ended September 30, 2025 and $993 thousand, or 6.3%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily due to new customer relationships and the appreciation of assets under management and supervision.

Service charges on deposit accounts increased $265 thousand, or 13.0%, for the three months ended September 30, 2025 and $864 thousand, or 14.7%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily due to increased treasury management income.

Insurance commission and fee income increased $230 thousand, or 4.4%, for the three months ended September 30, 2025 from the comparable period in the prior year, primarily due to an increase commercial line premiums.

Net gain on mortgage banking activities decreased $448 thousand, or 34.6%, for the three months ended September 30, 2025 and $1.5 million, or 37.2%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily due to decreased salable volume.

Other income decreased $316 thousand, or 22.6%, for the three months ended September 30, 2025 and $605 thousand, or 19.1%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily due to a decrease of $303 thousand in gains on sale of Small Business Administration loans and a decrease of $702 thousand in other real estate owned income, respectively.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries, benefits and commissions	$31,652	$30,702	$950	3.1%	$94,014	$92,227	$1,787	1.9%
Net occupancy	2,675	2,723	(48)	(1.8)	8,267	8,274	(7)	(0.1)
Equipment	1,076	1,107	(31)	(2.8)	3,241	3,306	(65)	(2.0)
Data processing	4,263	4,154	109	2.6	13,035	12,810	225	1.8
Professional fees	1,876	1,579	297	18.8	5,270	4,733	537	11.3
Marketing and advertising	323	490	(167)	(34.1)	1,174	1,621	(447)	(27.6)
Deposit insurance premiums	1,195	1,097	98	8.9	3,420	3,330	90	2.7
Intangible expenses	106	164	(58)	(35.4)	367	539	(172)	(31.9)
Other expense	7,503	6,536	967	14.8	21,541	20,494	1,047	5.1
Total noninterest expense	$50,669	$48,552	$2,117	4.4%	$150,329	$147,334	$2,995	2.0%
Three and nine months ended September 30, 2025 versus 2024

Noninterest expense for the three months ended September 30, 2025 was $50.7 million, an increase of $2.1 million, or 4.4%, from the three months ended September 30, 2024. Noninterest expense for the nine months ended September 30, 2025 was $150.3 million, an increase of $3.0 million, or 2.0%, from the nine months ended September 30, 2024.

Salaries, benefits and commissions increased $950 thousand, or 3.1%, for the three months ended September 30, 2025 and $1.8 million, or 1.9%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily due to annual merit increases and an increase in incentive compensation due to increased profitability, partially offset by an increase in capitalized compensation driven by higher loan production.

Other expense increased $967 thousand, or 14.8%, for the three months ended September 30, 2025 and $1.0 million, or 5.1%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily due to increases in the Pennsylvania bank shares tax expense and loan workout fees, primarily related to one commercial real estate loan relationship.

Professional fees increased $297 thousand, or 18.8%, for the three months ended September 30, 2025 and $537 thousand, or 11.3%, for the nine months ended September 30, 2025 from the comparable periods in the prior year, primarily driven by an increase in consultant fees for data integration resources.

Tax Provision

The Corporation recognized a tax expense of $6.4 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, resulting in effective rates of 20.0% and 20.6% for the respective periods. The Corporation recognized a tax expense of $16.6 million and $14.5 million for the nine months ended September 30, 2025 and 2024, respectively, resulting in effective tax rates of 19.6% and 20.3% for the respective periods. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 reflects the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective tax rates for the nine months ended September 30, 2025 and 2024 were favorably impacted from the proceeds of BOLI death benefits. Excluding the impact of BOLI death benefits, the effective tax rates were 20.1% and 20.4% for the nine months ended September 30, 2025 and 2024, respectively.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At September 30, 2025	At December 31, 2024	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$816,739	$328,844	$487,895	148.4%
Investment securities	496,846	493,978	2,868	0.6
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	39,617	38,980	637	1.6
Loans held for sale	6,330	16,653	(10,323)	(62.0)
Loans and leases held for investment	6,785,482	6,826,583	(41,101)	(0.6)
Allowance for credit losses, loans and leases	(86,527)	(87,091)	564	(0.6)
Premises and equipment, net	46,245	46,671	(426)	(0.9)
Operating lease right-of-use assets	26,536	28,531	(1,995)	(7.0)
Goodwill and other intangibles, net	183,047	183,819	(772)	(0.4)
Bank owned life insurance	139,044	139,351	(307)	(0.2)
Accrued interest receivable and other assets	120,257	112,098	8,159	7.3
Total assets	$8,573,616	$8,128,417	$445,199	5.5%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $487.9 million, or 148.4%, from December 31, 2024, primarily due to an increase in interest-earning deposits at the Federal Reserve Bank of $488.2 million driven by increases in customer deposits.

Investment Securities

Total investment securities at September 30, 2025 increased $2.9 million, or 0.6%, from December 31, 2024 as purchases of $42.7 million, which were primarily residential mortgage-backed securities, increases in the fair value of available-for-sale investment securities of $13.8 million and a reversal of provision for credit losses of $821 thousand were partially offset by maturities and pay-downs of $48.3 million, sales of $5.4 million and net amortization of purchased premiums and discounts of $744 thousand.

Loans and Leases

Gross loans and leases held for investment decreased $41.1 million, or 0.6%, from December 31, 2024. The decrease in gross loans and leases held for investment was primarily due to decreases in commercial and residential mortgage loans and lease financings, partially offset by increases in construction, commercial real estate and home equity loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At September 30, 2025, nonaccrual loans and leases were $27.3 million and had a related allowance for credit losses on loans and leases of $3.1 million. At December 31, 2024, nonaccrual loans and leases were $12.7 million and had a related allowance for credit losses on loans and leases of $1.9 million. During the second quarter of 2025, a $23.7 million commercial loan relationship was placed on nonaccrual status due to, among other things, suspected fraud. Subsequent to the relationship being placed on nonaccrual status, a $7.3 million charge-off was recognized during the second quarter. During the third quarter of 2025, a $1.4 million residential property associated with this relationship was transferred to other real estate owned. At September 30, 2025, the carrying values of the $13.9 million of loans and $1.4 million other real estate owned asset comprising this relationship are supported by the appraised value of real estate collateral. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the three months ended September 30, 2025 were $480 thousand compared to $820 thousand for the same period in the prior year. Net loan and lease charge-offs for the nine months ended September 30, 2025 were $10.0 million compared to $3.0 million for the same period in the prior year. The increase in charge-offs for the nine months ended September 30, 2025 was related to the charge-off of $7.3 million on the previously discussed commercial loan relationship.

Other real estate owned (OREO) was $23.9 million at September 30, 2025, compared to $20.1 million at December 31, 2024. During the nine months ended September 30, 2025, two nonaccrual residential real estate loans with a total carrying value of $3.9 million were transferred to OREO. Additionally, during the nine months ended September 30, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Repossessed assets were $40 thousand and $76 thousand at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, repossessed assets totaling $78 thousand were acquired and repossessed assets totaling $69 thousand were sold.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At September 30, 2025	At December 31, 2024
Nonaccrual loans and leases held for investment	27,330	12,667
Accruing loans and leases, 90 days or more past due	829	321
Total nonperforming loans and leases	$28,159	$12,988
Other real estate owned	23,926	20,141
Repossessed assets	40	76
Total nonperforming assets	$52,125	$33,205

Loans and leases held for investment	$6,785,482	$6,826,583
Allowance for credit losses, loans and leases	86,527	87,091
Nonaccrual loans and leases with partial charge-offs	1,639	273
Reserves on individually analyzed loans	3,108	1,945

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%
Nonaccrual loans and leases / loans and leases held for investment	0.40%	0.19%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	316.60%	687.54%

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of September 30, 2025:

(Dollars in thousands)	At September 30, 2025
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$448,366	8.4%
Animal Production	413,288	7.7
CRE - Multi-family	356,421	6.6
CRE - 1-4 Family Residential Investment	279,521	5.2
CRE - Office	256,336	4.8
Hotels & Motels (Accommodation)	238,680	4.4
CRE - Industrial / Warehouse	217,278	4.0
Specialty Trade Contractors	200,691	3.7
Nursing and Residential Care Facilities	167,358	3.1
Homebuilding (tract developers, remodelers)	164,095	3.1
Merchant Wholesalers, Durable Goods	134,234	2.5
Crop Production	132,372	2.5
Motor Vehicle and Parts Dealers	132,116	2.5
Repair and Maintenance	111,548	2.1
CRE - Mixed-Use - Residential	107,602	2.0
CRE - Mixed-Use - Commercial	99,810	1.9
Wood Product Manufacturing	95,624	1.8
Real Estate Lenders, Secondary Market Financing	92,254	1.7
Administrative and Support Services	89,330	1.7
Food Services and Drinking Places	88,826	1.7
Merchant Wholesalers, Nondurable Goods	84,534	1.6
Professional, Scientific, and Technical Services	81,206	1.5
Fabricated Metal Product Manufacturing	74,269	1.4
Amusement, Gambling, and Recreation Industries	72,892	1.4
Religious Organizations, Advocacy Groups	66,259	1.2
Personal and Laundry Services	63,955	1.2
Miniwarehouse / Self-Storage	63,941	1.2
Education	63,844	1.2
Food Manufacturing	55,063	1.0
Private Equity & Special Purpose Entities (except 52592)	50,895	0.9
Industries with >$50 million in outstandings	$4,502,608	83.9%
Industries with <$50 million in outstandings	$866,363	16.1%
Total Commercial Loans	$5,368,971	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$974,395
Real Estate-Home Equity Secured for Personal Purpose	197,503
Loans to Individuals	13,447
Lease Financings	231,166
Total Consumer Loans and Lease Financings	$1,416,511

Total	$6,785,482

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $106 thousand and $175 thousand for the three months ended September 30, 2025 and 2024, respectively. The amortization of core deposit and customer-related intangibles was $367 thousand and $350 thousand for the nine months ended September 30, 2025 and 2024. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2025 and December 31, 2024.

The Corporation also has goodwill with a net carrying value of $175.5 million at September 30, 2025 and December 31, 2024, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2025 or 2024. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2025	At December 31, 2024	Change
			Amount	Percent
Deposits	$7,218,143	$6,759,259	$458,884	6.8%
Short-term borrowings	11,951	11,181	770	6.9
Long-term debt	200,000	225,000	(25,000)	(11.1)
Subordinated notes	129,597	149,261	(19,664)	(13.2)
Operating lease liabilities	29,310	31,485	(2,175)	(6.9)
Accrued interest payable and other liabilities	51,396	64,930	(13,534)	(20.8)
Total liabilities	$7,640,397	$7,241,116	$399,281	5.5%

Deposits

Total deposits increased $458.9 million, or 6.8%, from December 31, 2024, primarily due to seasonal increases in public funds deposits and increases in commercial and brokered deposits, partially offset by a decrease in consumer deposits. At September 30, 2025, noninterest bearing deposits totaling $1.4 billion represented 19.3% of total deposits compared to $1.4 billion representing 20.9% of total deposits at December 31, 2024. At September 30, 2025 and December 31, 2024, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, totaled $1.6 billion and $1.5 billion, respectively, which represented 22.0% of total deposits for both periods.

Borrowings

Total borrowings decreased $43.9 million, or 11.4%, from December 31, 2024, primarily due to maturities of long-term FHLB advances totaling $75.0 million, offset by advances of long-term FHLB advances totaling $50.0 million. Additionally, subordinated notes decreased $19.7 million primarily due to a $20.0 million redemption of the previously issued 2020 subordinated notes during the quarter.

Other Liabilities

Other liabilities decreased $13.5 million, or 20.8%, from December 31, 2024, primarily due to a decrease in accrued interest payable on time deposits.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2025	At December 31, 2024	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	302,696	302,829	(133)	—
Retained earnings	574,715	525,780	48,935	9.3
Accumulated other comprehensive loss	(31,636)	(43,992)	12,356	(28.1)
Treasury stock	(70,340)	(55,100)	(15,240)	27.7
Total shareholders’ equity	$933,219	$887,301	$45,918	5.2%

Total shareholders' equity increased $45.9 million, or 5.2%, from December 31, 2024. Retained earnings at September 30, 2025 increased by $48.9 million primarily due to net income of $68.0 million offset by $18.8 million in cash dividends paid during the nine months ended September 30, 2025. Accumulated other comprehensive loss decreased by $12.4 million, which was primarily attributable to increases in the fair value of available-for-sale investment securities of $13.8 million, net of tax, due to the lower interest rate environment. Treasury stock increased $15.2 million from December 31, 2024, related to repurchases of 649,527 shares at a cost of $19.2 million, offset by $4.0 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $32.5 million and $21.6 million for the three months ended September 30, 2025 and 2024, respectively, and pre-tax income of $85.2 million and $70.3 million for the nine months ended September 30, 2025 and 2024, respectively. See the section of this Management's Discussion and Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.1 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, which included noninterest income of $8.0 million in 2025 and 2024, and pre-tax income of $5.9 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively, which included noninterest income of $23.5 million in 2025 and $22.1 million in 2024. The increase in pre-tax income for the nine months ended September 30, 2025 was primarily due to new customer relationships and the appreciation of assets under management and supervision. Assets under management and supervision were $5.8 billion as of September 30, 2025, $5.4 billion as of June 30, 2025, $5.3 billion as of September 30, 2024 and $5.0 billion as of June 30, 2024.

The Insurance segment reported pre-tax income of $1.1 million for the three months ended September 30, 2025 and 2024, which included noninterest income of $5.5 million in 2025 and $5.2 million in 2024 and pre-tax income of $4.5 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively, which included noninterest income of $17.7 million in 2025 and 2024. The increase in noninterest income for the three months ended September 30, 2025 was primarily due to an increase in commercial line premiums. The decrease in pre-tax income for the nine months ended September 30, 2025 was related to increases in noninterest expense, primarily in salaries benefits and commissions, driven by annual merit increases and increased commissions paid to revenue producers.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at September 30, 2025.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of September 30, 2025 and December 31, 2024 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$994,138	14.28%	$556,767	8.00%	$695,958	10.00%
Bank	871,152	12.58	553,924	8.00	692,405	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	793,504	11.40	417,575	6.00	556,767	8.00
Bank	784,554	11.33	415,443	6.00	553,924	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	793,504	11.40	313,181	4.50	452,373	6.50
Bank	784,554	11.33	311,582	4.50	450,063	6.50
Tier 1 Capital (to Average Assets):
Corporation	793,504	9.85	322,161	4.00	402,701	5.00
Bank	784,554	9.77	321,128	4.00	401,410	5.00
At December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$999,073	14.19%	$563,074	8.00%	$703,842	10.00%
Bank	843,245	12.03	560,778	8.00	700,972	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	422,305	6.00	563,074	8.00
Bank	757,380	10.80	420,583	6.00	560,778	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	316,729	4.50	457,497	6.50
Bank	757,380	10.80	315,438	4.50	455,632	6.50
Tier 1 Capital (to Average Assets):
Corporation	763,947	9.51	321,439	4.00	401,799	5.00
Bank	757,380	9.45	320,674	4.00	400,843	5.00
At September 30, 2025 and December 31, 2024, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At September 30, 2025, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category subsequent to September 30, 2025.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid assets, unencumbered cash and cash equivalents, were $811.1 million and $327.8 million at September 30, 2025 and December 31, 2024, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.1 million and $55.4 million at September 30, 2025 and December 31, 2024, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank, Federal Reserve Bank and a correspondent bank of $3.6 billion and $3.7 billion at September 30, 2025 and December 31, 2024, respectively, of which $1.8 billion and $2.1 billion was available as of September 30, 2025 and December 31, 2024, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $457.0 million and $468.0 million at September 30, 2025 and December 31, 2024, respectively. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. Certificates of deposit due within one year of September 30, 2025 totaled $1.0 billion. If these deposits do not remain with the Bank, the Bank will be required to seek other sources of funds. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended September 30, 2025. A detailed discussion of market risk is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Sensitivity, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Corporation is periodically subject to various pending and threatened legal actions that involve claims for monetary relief. Based upon information presently available, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations, financial position or cash flows.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the third quarter of 2025, under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2025	32,700	$29.65	32,700	972,937
August 1 – 31, 2025	115,282	30.04	115,282	857,655
September 1 – 30, 2025	107,028	31.16	107,028	750,627
Total	255,010	$30.46	255,010
1.Average price paid per share includes stock repurchase excise tax.

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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2025	—	$—
August 1 – 31, 2025	—	—
September 1 – 30, 2025	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

 Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: October 24, 2025	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2025	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)