Form 10-K
period 2025-12-31
UNIVEST FINANCIAL Corp
filed 2026-02-23
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒ No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $852,602,670 as of June 30, 2025 based on the June 30, 2025 closing price of the Registrant's Common Stock of $30.04 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	28,083,533
(Title of Class)	(Number of shares outstanding at February 6, 2026
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders on April 23, 2026.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

Forward-Looking Statements

This report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "may," "will," "could," "should," "would," "believe," "anticipate," "plan," "estimate," "expect," "project," "target," and "goal," the negative of these terms and other similar expressions are intended to identify forward-looking statements, but are not the exclusive mean of identifying such statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include but are not limited to: statements of goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality, growth and composition of loan, investment and deposit portfolios; statements regarding our financial performance, financial condition and liquidity; and estimates of our risks and future credit provision and non-interest expenses. These forward-looking statements are based on current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change. Certain of these risks, uncertainties and assumptions are set forth below as well as the risk factors described in Item 1A. "Risk Factors":

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
•The imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;
•The impact of a potential federal government shutdown;
•Fluctuations in real estate values in our market area;
•A failure to maintain adequate levels of capital and liquidity to support our operations;
•The availability of capital;
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
•Changes in investor sentiment or consumer spending, borrowing or savings behavior;
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

Item 1.     Business

General

The Corporation is a Pennsylvania corporation, organized in 1973, and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the "Bank") and is the sole member of 1876 Double Eagle LLC. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank and 1876 Double Eagle LLC. The Corporation's and the Bank's headquarters are located at 14 North Main Street, Souderton, Pennsylvania 18964. At December 31, 2025, the Corporation had total assets of $8.4 billion, net loans and leases of $6.8 billion, total deposits of $7.1 billion and total shareholders' equity of $943.3 million.

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

Market Area

The Corporation's headquarters are in Souderton in Montgomery County, Pennsylvania, which is located in Southeastern Pennsylvania, approximately 35 miles north of Philadelphia. The Corporation provides banking and financial services to customers in 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and five counties in Maryland. The highest concentration of our deposits and loans are in Montgomery, Bucks, Lancaster and Philadelphia counties in Pennsylvania where 27 of our 38 financial centers are located.

The following table details key demographics for our Montgomery, Bucks, Lancaster and Philadelphia markets compared to Pennsylvania and the national average.

(Most recent available statistics)	Montgomery	Bucks	Lancaster	Philadelphia	Pennsylvania	National
Unemployment rate (1) (2)	3.4%	3.7%	3.4%	5.1%	4.2%	4.4%
Median Household Income (3)	$117,000	$119,000	$88,000	$66,000	$83,000	$87,000
Median Age (3)	42	45	40	37	42	40
Population Growth (2020-2026) (3)	3.3%	0.5%	2.2%	(2.3)%	0.6%	3.5%
(1) Pennsylvania Department of Labor and Industry - Montgomery, Bucks, Lancaster, Philadelphia unemployment rates are as of November 2025 and the Pennsylvania unemployment rate is as of December 2025
(2) Bureau of Labor Statistics - National unemployment rates are as of December 2025, seasonally adjusted
(3) S&P Global - Demographic data is provided by Claritas based primarily on US Census data

Significant types of employment industries for our markets include health care and social assistance, retail trade, manufacturing, educational services, accommodation and food services, professional, scientific and technical services, transportation and warehousing, administrative and support and waste management and remediation services, construction, and finance and insurance. As of June 30, 2025 (the latest date for which such information is available), the Corporation ranked fourth out of 31 financial institutions in deposit market share in Montgomery County with 11 financial centers, sixth out of 28 financial institutions in Bucks County with eight financial centers, tenth out of 24 financial institutions in Lancaster County with five financial centers, and thirteenth out of 37 financial institutions in Philadelphia County with five financial centers, with 4.0% of total combined deposit market share in the four counties, according to data provided by Federal Deposit Insurance Corporation (the "FDIC") Market Share Data.

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

Acquisitions

The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining a determined commitment to the communities it serves. The Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions, as it strives to be the best integrated financial solutions provider in the market. The most recent acquisitions include certain assets of the Paul I. Sheaffer Insurance Agency on December 1, 2021, Fox Chase Bancorp on July 1, 2016 and Valley Green Bank on January 1, 2015.

Human Capital Resources

As of December 31, 2025, we employed 960 individuals, approximately 94% of whom are full-time and of which approximately 56% are women. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel. As an integrated full-service financial institution, approximately 68% of our employees are employed through our banking segment, 8% through our wealth management business, 10% through our insurance business and the remaining 14% of our employees serve in shared support functions for each of our three segments. The Corporation is a community- and employee-centric organization that puts our core values of tradition, integrity, excellence, community and spirituality into action while delivering an excellent customer experience. With a Mission Statement that challenges us to be a strong leader in our markets and active in our communities, being a responsible corporate citizen is at the core of how we operate.

Hiring and Promotion

The Corporation seeks to hire well-qualified employees who are also a good fit for our core values. Our selection and promotion processes are without bias and based on merit. We currently source candidates using various methods, including social media, third-party search firms, internal referral programs and connections with local schools. Whenever possible, we seek to fill positions by promotion and transfer within the organization. During 2025, we promoted 144 employees. As of December 31, 2025, 21% of our Senior Leadership Team members were women.

Training and Development

The training and development of our employees remains a priority. In 2025, we invested more than $579 thousand in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide career pathing and in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology. In addition, as part of "Univest University," we provide several certification programs including a Skill Builder Certification Program, a Supervisor Certification, a Leadership Certification and an Advanced Leadership Certification. These programs include courses that address communication skills, customer service, managing conflict, alternative management styles, business ethics and emotional intelligence. The Corporation also offers a Business

Ethics for Leaders training and a mentorship program. During 2025, we brought our entire organization together for a learning initiative focused on Psychological Safety. Over the course of five months, every employee participated in one of 44 interactive sessions designed to strengthen trust, collaboration and open communication across the Univest Family. During the year ended December 31, 2025, we provided approximately 33,000 training hours to our employees. The Corporation offers a Summer Internship Program, which includes additional opportunities for networking and professional development and a group volunteer project.

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

Retention

Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our commitment to our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable benefits aids in the retention of our employees. Univest’s annual turnover rate of 17.5% continues to be below the industry average of 25.1% according to the Bureau of Labor Statistics. At December 31, 2025, 17% of our current staff had been with us for 15 years or more.

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

Our Inclusive Conversations series included five sessions in 2025 aimed at creating a safe space to discuss meaningful topics from neurodivergence in the workplace to women's health and well-being.

Benefits

On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time-off and leave policies. We also provide our lower-wage earners with higher insurance subsidies. Our employees have access to an Employee Assistance Program in which employees and members of their families may utilize counseling services freely and confidentially.

Univest United

Univest is committed to fostering, cultivating and preserving a culture of inclusivity. We embrace differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. Univest's inclusivity initiatives are applicable, but not limited to: our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of an inclusive work environment encourages and enforces:

•Respectful communication and cooperation between all employees;
•Teamwork and employee participation, fostering representation of all groups and perspectives; and
•Employer and employee contributions to the communities we serve to promote a greater understanding and respect for inclusivity.

All employees of Univest have a responsibility to treat others with dignity and respect. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. Our Univest United Committee was established to ensure that our workplace is a supportive environment with equal opportunities for everyone. Progress on our culture of inclusivity is reported to the Board of Directors on a quarterly basis. Our Manager of Employee Engagement works to cultivate a supportive and inclusive work environment and implement inclusion programs. Regular employee communications, including a Univest United newsletter, are shared throughout the year to help drive awareness. The newsletter, among other things, serves to spotlight employees and their diverse backgrounds through their own personal stories.

Our Univest United Learning & Development Committee created learning sessions that serve as a foundation for increasing awareness on inclusion topics. All employees have completed this training and it is included as part of new hire orientation to ensure all future employees receive this important information.

Our Employee Resource Groups ("ERGs") help foster an inclusive and supportive environment, providing a platform for employees to connect, share experiences, and drive positive change within the organization. RISE, the Women's ERG, and EMBRACE, the People of Color ERG, are at the forefront of these efforts. During 2025, the Corporation hosted in-person networking events, offered volunteer opportunities and provided virtual sessions.

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

We continue to recognize employee milestones and acknowledge these achievements with in-person Service Awards that celebrate employees reaching a five-year milestone. Our employees are also invited to attend holiday socials at locations across our service area.

Community Involvement

Our Connecting with Community volunteer initiative is one of the pillars of our philanthropy program. In 2025, we provided our employees with 48 Connecting with Community events to choose from in support of local charitable organizations. In addition to these Connecting with Community opportunities, we encourage our employees to volunteer independently so that they truly bring our community core values to life. In 2025, Univest employees volunteered 15,255 hours. In addition to being generous with their time, our employees also supported our annual fundraiser for the United Way. Through voluntary payroll deductions, Univest employees contributed more than $64 thousand. In 2025, the Corporation partnered with a financial education innovator to provide more than 3,200 students with access to interactive online courses that educate on critical financial topics, as well as post informative articles and videos on social media channels on financial topics, such as budgeting, saving for retirement and tips for first-time homebuyers. During 2025, the Corporation contributed $2.2 million to non-profit organizations to provide financial support to the communities it serves.

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

•Truth In Lending Act, governing disclosures of credit terms to consumer borrowers;
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
•Laws and regulations prohibiting unfair or deceptive acts or practices; and
•Other regulations of the various federal agencies charged with the responsibility of implementing such federal laws and regulations.

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
•Truth in Savings Act, governing disclosures of deposit account terms to consumers;
•Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions programs based on United States foreign policy and national security goals; and
•Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Corporation as Source of Strength

The Board has issued a policy statement regarding dividends by bank holding companies. In general, the Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Board's policies also require that a bank holding company serve as a source of financial and managerial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act and Board regulations codified this policy. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized or otherwise suffers financial difficulties. In addition, the Board's regulations and guidance require prior notice to the agency of a bank holding company's payment of dividends or repurchase of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock or otherwise engage in capital distributions. The Bank is also subject to limitations and requirements under state and federal law with respect to capital distributions, including payment of dividends to the Corporation.

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

In addition, the Bank Holding Company Act ("BHCA") prohibits any company from acquiring control of a bank or bank holding company, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank or bank holding company, without first having obtained the approval of the Board. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or has power to vote 25% or more of any class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Board has determined, after notice and opportunity for hearing, that the company directly or indirectly exercises a controlling influence over the management or policies of the bank or bank holding company. The Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Board, could constitute the acquisition of control of a bank or bank holding company for purposes of the BHCA. In approving bank or bank holding company acquisitions, the Board is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the CRA), the effectiveness of the applicant in combating money laundering activities, and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Board. The Board could deny our application based on the above criteria or other considerations.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting (discussion below), and other requirements of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Corporation is subject to the Sarbanes-Oxley Act of 2002 ("SOX"). SOX created new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the SEC. Pursuant to Section 404 of SOX ("SOX 404"), management of the Corporation is required to furnish a report on internal control over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation remained in compliance with SOX 404 during 2025. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and oversight by the Corporation's Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks ("FHLBanks"), that are subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), is required to acquire and hold shares of capital stock in the FHLB.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the SEC including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to the SEC's Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation's website address is www.univest.net. Information included on the Corporation's website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2025 to each shareholder who requests one in writing. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

The SEC maintains an internet site that contains the Corporation's SEC filings electronically at www.sec.gov.

Information about our Executive Officers

Name	Age	Current Primary Positions	Current Position Since
Jeffrey M. Schweitzer	52	Chair of the Board, President and Chief Executive Officer of the Corporation and Chair of the Board and Chief Executive Officer of the Bank. (Has been employed by the Corporation since 2007, previously holding the roles of Chief Operating Officer and Chief Financial Officer of the Corporation).	2024
Brian J. Richardson	43	Senior Executive Vice President and Chief Financial Officer of the Corporation and the Bank (Has been employed by the Corporation since 2016, most recently as Director of Finance prior to his current position).	2019
Michael S. Keim	58	Senior Executive Vice President and Chief Operating Officer of the Corporation, President and Director of the Bank (Has been employed by the Corporation since 2008, most recently as Senior Executive Vice President and Chief Financial Officer of the Corporation and Bank, prior to his current position).	2015
Megan D. Santana	50	Senior Executive Vice President, General Counsel and Chief Risk Officer of the Corporation and the Bank (Has been employed by the Corporation since 2016 as General Counsel prior to her current position).	2018
Patrick C. McCormick	48	Senior Executive Vice President and Chief Commercial Banking Officer of the Bank. (Has been employed by the Bank since 2022 as Executive Vice President and Chief Credit Officer prior to his current position. Prior to joining the Bank, he was Chief Credit Officer at WSFS Bank from 2015 to2022).	2023
Eleni S. Monios	61	Executive Vice President and Chief Credit Officer of the Bank. (Has been employed by the Bank since 2022, most recently as a Regional Credit Officer. Prior to joining the Bank, she was an Executive Vice President and Market Manager for M&T Bank from 2014-2022).	2023

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

We maintain an investment portfolio, including available-for-sale and held-to-maturity securities. We are required to record charges to earnings if we determine a decline in fair value of these investments has resulted from credit losses. Numerous factors, including changes in market interest rates, the lack of liquidity for resales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, the impact of the imposition of tariffs, adverse regulatory or political actions, any changes to the rating of the security by a rating agency, unanticipated changes in the competitive environment and limited investor demand, could have a negative effect on our investment portfolio. Credit loss charges would negatively impact our earnings and regulatory capital ratios.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. When short-term rates are higher than long-term rates, that is referred to as an inverted yield curve. Should the yield curve invert, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income and our profitability. Our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of declining interest rates, the interest income we earn on our interest-earning assets may decrease more rapidly than the interest we pay on our interest-bearing liabilities, as borrowers prepay mortgage loans and as mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower, prevailing interest rates. Conversely, in a period of rising interest rates, the interest income we earn on our interest-earning assets may not increase as rapidly as the interest we pay on deposits and other interest-bearing liabilities. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable-rate loans, thus reducing our net interest income. In a period of rising interest rates, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Furthermore, increases in interest rates may adversely affect our ability to originate loans. Also, certain adjustable-rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations.

Changes in the estimated fair value of debt securities may reduce stockholders' equity.

At December 31, 2025, the Corporation maintained a debt securities portfolio of $494.3 million, of which $371.3 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on changes in interest rates, the credit quality of the underlying issuer, market liquidity and other factors. Stockholders' equity increases or decreases by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2025, accumulated other comprehensive income was $13.6 million related to unrealized holding gains in the available-for-sale investment securities portfolio. A decline in the estimated fair value of this portfolio will result in a decline in stockholders' equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

Risks Related to Our Lending Activities

We are subject to lending risk.

Risks associated with lending are impacted by, among other things, changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans and the value of the associated collateral. Various laws and regulations also affect our lending activities, and failure to comply with such applicable laws and regulations could subject us to enforcement actions and civil monetary penalties.

At December 31, 2025, approximately 79.7% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases, which are generally perceived as having more risk of default than residential real estate loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. These loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business.

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

If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong or the assumptions on which we rely prove to be incorrect, our allowance for credit losses on loans and leases may not be sufficient to cover our losses or adjustments may be necessary to address different economic conditions or adverse development in the loan portfolio, which would have an adverse effect on our operating results.

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

The concentration and mix of our assets could increase the potential for credit losses. In the ordinary course of business, we may have heightened credit exposure to a particular industry, geography, asset class or financial market. Although there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting specific customers or counterparties, industries, geographies, asset classes or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially affect us. The schedule on page 43 provides a break-out of our loan portfolio by certain loan and industry types.

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

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or the release of hazardous or toxic substances at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies and procedures require environmental factors to be considered during the loan application process. An environmental review is performed before initiating any commercial foreclosure action; however, these reviews may not be sufficient to detect all potential environmental hazards. Possible remediation costs and liabilities could have a material adverse effect on our financial condition.

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

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. Competition for qualified employees and personnel in the banking industry is intense. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. We maintain change in control agreements and grant equity awards with time-based vesting with certain executive officers to aid in our retention of these individuals. Our success depends on our ability to continue to attract, manage, and retain these and other qualified management personnel.

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment of our liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is our deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction and level of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of our business activity as a result of a downturn in markets or by one or more adverse regulatory actions against us or the financial sector in general. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

If we lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2025, 20% of our deposit base was comprised of noninterest-bearing deposits, of which 13% consisted of business deposits, which were primarily operating accounts for businesses, and 7% consisted of consumer deposits. The competition for these deposits is strong and customers are increasingly seeking investments with higher interest rates that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most well-capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

Although we take protective measures to maintain the confidentiality, integrity and availability of information, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of our systems and global payments infrastructure or those of our fintech vendors and processors could result in: losses to us and our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of investigation and remediation and the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; an inability to grow our online services or other businesses; additional regulatory scrutiny, investigation or penalties; and/or exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our reputation, business, financial condition and results of operations. Although the impact to date for these types of events has not had a material impact on us, we cannot be sure this will be the case in the future.

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

Our reliance on and integration of artificial intelligence ("AI") and machine learning ("ML") technologies expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.

•Operational and Model Risk: AI/ML models may rely on complex algorithms and vast datasets. Errors, biases, or generating false information in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention. We utilize certain AI/ML models provided by third-party vendors, including models used for credit scoring and fraud detection, and may use other AI/ML models in the future.
•Data Security and Privacy: AI systems may process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties, damaging customer trust.
•Regulatory and Compliance Risk: The regulatory landscape for AI is rapidly evolving. New laws could impose costly compliance burdens, restrict AI use, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., "digital redlining"), potentially increasing operational costs and limiting service offerings.
•Talent and Third-Party Risk: Attracting and retaining skilled AI professionals is crucial and competitive. We also depend on third-party AI vendors, creating dependency risks and potential issues with data handling, model reliability, and licensing, all of which could disrupt operations. While we do not currently develop AI or ML models internally, future expansion of our AI capabilities may require specialized technical skillsets, and we could face challenges attracting and retaining qualified AI talent if those needs arise.
•Reputational and Ethical Risk: Misuse of AI, biased outcomes, or privacy violations can harm our brand, erode customer confidence, and attract negative public attention, potentially affecting demand for our services.

If we cannot effectively manage these challenges, including adapting to rapid technological change and ensuring responsible AI governance, our reputation, competitive position, and financial performance could be significantly harmed.

Our Board of Directors relies on management and outside consultants in overseeing cybersecurity risk management.

The Board of Directors has established an Enterprise-Wide Risk Management Committee. The Chief Risk Officer is the primary management liaison to the Enterprise-Wide Risk Management Committee. The Enterprise-Wide Risk Management Committee provides oversight, from a risk perspective, of information systems security, among other things. In that regard, the Chief Information Security Officer provides information security updates to the Enterprise-Wide Risk Management Committee at each Enterprise-Wide Risk Management Committee meeting. We also engage outside consultants to support our cybersecurity efforts. While select members of the Enterprise-Wide Risk Management Committee have experience in cybersecurity risk management in other business entities comparable to the Corporation, directors rely on the Chief Risk Officer, the Chief Information Security Officer and consultants for cybersecurity guidance.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for integrity, reliability, customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents, errors in the use of artificial intelligence and questionable or fraudulent activities of our customers. In addition, third parties with whom the Corporation has relationships may take actions over which the Corporation has limited control that could negatively impact perceptions about the Corporation or the financial services industry. The proliferation of social media may increase the likelihood that negative information about the Corporation, whether or not accurate, could impact the Corporation's reputation and business. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

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

Inflation risk can negatively impact the value of assets or income from investments as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained elevated through the first half of calendar 2024, before beginning to moderate in the latter half of 2024 and into calendar 2025. However, inflation levels continue to exceed the Federal Reserve Board's long-term target of 2.0%. As discussed above under “Risks Related to Market Interest Rates – We are subject to interest rate risk,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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
•the value of our securities portfolio may decrease;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments.

Our profitability is affected by economic conditions in our markets.

Unlike larger regional banks that operate in large geographies, we provide banking and financial services to customers primarily in 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and five counties in Maryland. Because of our geographic concentration, a downturn in the local economies could make it more difficult to attract loans and deposits, and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values or higher unemployment, could cause our levels of nonperforming assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish local economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

Interruption of our customers' supply chains could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers' supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, restrictions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

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

We are subject to extensive regulation, supervision, and examination by our regulators. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A material claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations and comment on the classification of our assets and the level of our allowance for credit losses. Changes in such regulation and oversight, whether in the form of regulatory or enforcement policy, new regulations, executive orders, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services, more accessible branch locations, higher lending limits or more favorable pricing than we can. If we are unable to compete effectively in the offerings of our products and services, our business may be negatively affected. Additionally, these competitors may offer more favorable interest rates than we do, which could decrease the loans or deposits that we attract or require us to adjust our rates to retain and/or attract loans or deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain, which could increase the cost of funds and decrease profitability.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation or tax structure as we are. As a result, these non-bank competitors have certain advantages over us in providing lower-cost products, accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition and their pricing structure facing us may increase further, which may limit our asset growth and financial results.

In addition, rapid technological changes and consumer preferences may result in increased competition. A number of well-funded technology focused companies are innovating the payments, distributed ledger, and cryptocurrency networks and are attempting to disintermediate portions of the traditional banking model. A shift in the mix of payment forms away from our products and services could have a material adverse effect on our financial position and results of operations.

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

We regularly evaluate opportunities to acquire banks and other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including on our short- and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders' ownership interest and the per share book value of our common stock. Further, an acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

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
•The imposition of tariffs and any retaliatory responses;
•Proposed or adopted legislative, regulatory or accounting changes or developments;
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

While the Corporation's common stock is traded on the NASDAQ Global Select Market, the trading volume has historically been less than that of larger financial services companies, which may make it more difficult for investors to sell their common stock when they want and at prices they find attractive.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity Risk Management, Strategy and Governance

Cybersecurity is a significant and integrated component of the Corporation's risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. Through December 31, 2025, the Corporation has not, to its knowledge, experienced a cybersecurity incident materially affecting or reasonably likely to materially affect the Corporation.

The structure of our information security program is generally designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. To prepare for and respond to incidents, the Corporation has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. The Corporation engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits.

The Information Security Department of the Corporation is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The Information Security Department is managed by the Board-appointed Chief Information Security Officer (the "CISO") who reports directly to the Corporation's Chief Risk Officer. The CISO has over 40 years of experience in various aspects of information technology ("IT") from field support to software development to management. Prior to joining the Corporation, the CISO held management roles of increasing responsibility in a variety of regulated industries including food, pharmaceuticals, and manufacturing. The CISO holds a Bachelor of Science Degree in Computer Science and has earned a certificate in Cybersecurity Oversight from the National Association of Corporate Directors. The CISO also oversees the Corporation's Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Corporation and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Information Security Department conducts ongoing technology and IT threat meetings to ensure the latest threats are addressed in addition to penetration, business continuity/ disaster recovery testing, and incident response plan testing. The CISO is a member of various management committees, chairs the Corporation's management-level Information Security Steering Committee, and presents information security and cybersecurity updates on a quarterly basis to the Corporation's Enterprise-Wide Risk Management Committee, which consists of members of management, including the Chairman, President and Chief Executive Officer of the Corporation, as well independent members of the Board of Directors.

The Enterprise-Wide Risk Management Committee provides oversight, from a risk perspective, of information systems security.

Additional information security training for employees is provided through a management Information Security Steering Committee and through targeted training overseen by the CISO. In addition, as discussed below, the Corporation has implemented an Incident Response Plan to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Corporation. The Incident Response Plan is implemented and maintained by the CISO and is subject to annual review and approval by the Enterprise-Wide Risk Management Committee. Cybersecurity metrics are reported to both management level committees and the Enterprise-Wide Risk Management Committee on a quarterly basis.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program.

Risk Assessment

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

Response to Security Vulnerabilities

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

Internal Controls, Audit, and Testing

Regular internal monitoring is integral to the Corporation's risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted. Management determines the scope and objectives of the penetration analysis.

Service Providers

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

Employees and Training

Employees are an important defense against cybersecurity threats. Each employee is responsible for protecting Corporation and client information. Employees are provided training at initial onboarding and regularly thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting

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

Program Adjustments

The CISO monitors, evaluates, and adjusts the Information Security Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan

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

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is significant. For further discussion of risks from cybersecurity threats, see the section captioned "Our information technology systems, and the systems of third parties upon which we rely, may experience a failure, interruption or breach in security, which could negatively affect our operations and reputation." in Item 1A. Risk Factors.

Item 2.     Properties

As of December 31, 2025, the Corporation and its subsidiaries occupied 52 properties, most of which are used principally as banking offices.

The following table details the Corporation's properties as of December 31, 2025:

Property Address		County, State	Owned/Leased

Full Service Branches (Banking Segment):
195 East Butler Ave., Chalfont, PA 18914		Bucks, PA	Owned
5871 Lower York Rd., Lahaska, PA 18931		Bucks, PA	Owned
Route 309 & Line Lexington Rd., Line Lexington, PA 18932		Montgomery, PA	Owned
4601 Carlisle Pk., Mechanicsburg, PA 17050	(2)	Cumberland, PA	Owned
1950 John Fries Highway, Milford Square, PA 18935		Bucks, PA	Owned
Route 309 & Stump Rd., Montgomeryville, PA 18936		Montgomery, PA	Owned
15 Swamp Rd., Newtown, PA 18940		Bucks, PA	Owned
921 West Ave., Ocean City, NJ 08226	(3)	Cape May, NJ	Owned
401 Rhawn St., Philadelphia, PA 19111		Philadelphia, PA	Owned
Township Line Rd. and Route 113, Schwenksville, PA 19473		Montgomery, PA	Owned
500 Harleysville Pk., Souderton, PA 18964		Montgomery, PA	Owned
Routes 113 and Bethlehem Pk., Souderton, PA 18964		Bucks, PA	Owned
1041 York Rd., Warminster, PA 18974		Bucks, PA	Owned
2901 Whiteford Rd., York, PA 17402	(3)	York, PA	Owned
175 West Ostend St., Baltimore, MD 21230	(3)	Baltimore City, MD	Leased
574 Main St., Bethlehem, PA 18018		Northampton, PA	Leased
694 DeKalb Pk., Blue Bell, PA 19422		Montgomery, PA	Leased
1135 Georgetown Rd., Christiana, PA 17509		Lancaster, PA	Leased
51 Dutilh Rd., Cranberry, PA 16066	(3)	Butler, PA	Leased
1980 S. Easton Rd., Doylestown, PA 18901	(2) (3)	Bucks, PA	Leased
321 Main St., East Greenville, PA 18041		Montgomery, PA	Leased
10801 Tony Dr., Lutherville, MD 21093	(2) (3)	Baltimore, MD	Leased
689 W. Main St., New Holland, PA 17557		Lancaster, PA	Leased
1536 S. Broad St., Philadelphia, PA 19146		Philadelphia, PA	Leased
1642 Fairmount Ave., Philadelphia, PA 19130		Philadelphia, PA	Leased
3601 Market St., Philadelphia, PA 19104		Philadelphia, PA	Leased
7226 Germantown Ave., Philadelphia, PA 19119		Philadelphia, PA	Leased
1501 Ardmore Blvd., Pittsburgh, PA 15221	(3)	Allegheny, PA	Leased
1103 Rocky Dr., Reading, PA 19609	(2) (3)	Berks, PA	Leased
216 Hartman Bridge Rd., Ronks, PA 17572		Lancaster, PA	Leased
200 North High St., West Chester, PA 19380	(3)	Chester, PA	Leased
90 Willow Valley Lakes Dr., Willow Street, PA 17584		Lancaster, PA	Leased
5089 Hamilton Blvd., Allentown, PA 18106		Lehigh, PA	Land Lease
380 Water Loop Dr., Collegeville, PA 19426		Montgomery, PA	Land Lease
1 Heritage Dr., Gordonville, PA 17529		Lancaster, PA	Land Lease
2870 Shelly Rd., Harleysville, PA 19438		Montgomery, PA	Land Lease
120 Forty Foot Rd., Hatfield, PA 19440		Montgomery, PA	Land Lease
940 2nd Street Pk., Richboro, PA 18954		Bucks, PA	Land Lease

Corporate Headquarters:
14 North Main St., Souderton, PA 18964	(1) (3)	Montgomery, PA	Owned
15 Washington Ave., Souderton, PA 18964*	(1)	Montgomery, PA	Owned
16 Harbor Pl., Souderton, PA 18964		Montgomery, PA	Owned
1715 Sumneytown Pk., Lansdale, PA 19446		Montgomery, PA	Leased

Subsidiary Offices (Wealth Management Segment)
4600 Broadway, Allentown, PA 18104	(1) (3)	Lehigh, PA	Leased
5237 Summerlin Commons Blvd., Fort Meyers, FL 33907		Lee, FL	Leased
555 Croton Rd., King of Prussia, PA 19406	(3)	Montgomery, PA	Leased

41 West Broad St., Souderton, PA 18964		Montgomery, PA	Owned

Subsidiary Offices (Insurance Segment)
6339 Beverly Hills Rd., Coopersburg, PA 18036		Lehigh, PA	Owned
3541 Old Philadelphia Pk., Intercourse, PA 17534		Lancaster, PA	Owned
521 Main St., Lansdale, PA 19446		Montgomery, PA	Owned
9120 Chesapeake Ave., Suite 101, North Beach, MD 20714		Calvert, MD	Leased

Other Offices:
Greenfield Corporate Center, 1869 Charter Ln., Suite 301, Lancaster, PA 17601	(1) (3)	Lancaster, PA	Leased
2000 Market St., Suite 700, Philadelphia, PA 19103	(3)	Philadelphia, PA	Leased
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

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's common stock is traded on the NASDAQ Global Select Market under the symbol "UVSP." At February 6, 2026, the Corporation had 2,182 stockholders of record.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation's common stock during the five years ended December 31, 2025, with the following indices: (1) NASDAQ Bank Index, (2) KBW NASDAQ Bank Index, and (3) Russell 2000 Index. This comparison assumes $100.00 was invested on December 31, 2020 in our common stock and the comparison groups, and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on $100 Investment Made on December 31, 2020
DOLLARS
200
175
150
125
100
75
12/20
12/21
12/22
12/23
12/24
12/25
Univest Financial Corporation
NASDAQ Bank Index
KBW NASDAQ Bank Index
Russell 2000 Index

Five Year Cumulative Total Return Summary ($)

	2020	2021	2022	2023	2024	2025
Univest Financial Corporation	100.00	149.59	134.71	118.46	164.29	187.66
NASDAQ Bank Index	100.00	139.69	114.04	106.43	124.24	129.49
KBW NASDAQ Bank Index	100.00	138.38	108.73	107.76	147.85	196.01
Russell 2000 Index	100.00	114.52	91.12	106.55	118.84	134.06

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2025, under the Corporation's Board approved program:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	138,254	$29.97	138,254	612,373
November 1 - 30, 2025	133,354	31.23	133,354	479,019
December 1 – 31, 2025	208,082	34.13	208,082	2,270,937
Total	479,690	$32.14	479,690
1.Average price paid per share includes stock repurchase excise tax.

On October 23, 2024, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2024. On December 10, 2025, the Corporation's Board of Directors approved the repurchase of 2,000,000 additional shares, or approximately 7.1% of the Corporation's common stock outstanding as of November 30, 2025. The stock repurchase plans do not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The stock repurchase plans have no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the plans at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase programs. Shares repurchased pursuant to these plans during the three months ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - 31, 2025	—	$—
November 1 - 30, 2025	—	—
December 1 – 31, 2025	—	—
Total	—	$—

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows the issuance of 2,718,750 shares of common stock. During 2025 and 2024, 46,708 and 61,087 shares, respectively, were issued under the dividend reinvestment plan, with 565,562 shares available for future issuance at December 31, 2025.

The 1996 Employee Stock Purchase Plan allows the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2025 and 2024, 29,773 and 37,337 shares, respectively, were issued under the employee stock purchase plan, with 355,097 shares available for future issuance at December 31, 2025.

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

Allowance for Credit Losses on Loan and Leases: The Allowance for Credit Losses ("ACL") on loans and leases uses techniques that estimate losses on pools of loans and leases that share similar risk characteristics and specifically identify losses on individual loans and leases that do not share similar risk characteristics with others. The adequacy of these allowances is sensitive to changes in current and forecasted economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral securing such payments. Management utilizes a discounted cash flow ("DCF") model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance. The key assumptions used in the model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) recovery delay (5) reasonable and supportable economic forecasts, (6) forecast reversion period, (7) expected recoveries on charged-off loans, and (8) discount rate. Although management believes it uses the best information available to establish the ACL, future adjustments to the ACL may be necessary and the Corporation’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the ACL in conformity with U.S. GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our ACL based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing ACL may not be adequate or increases may be necessary should the quality of any loans or leases deteriorate or if there are changes to the assumptions noted above. Any material increase in the ACL would adversely affect the Corporation’s financial condition and results of operations.

The following table indicates the economic factors utilized in the Corporation's CECL model.

Economic Factors

	At December 31, 2025	At December 31, 2024	Description of Economic Factors
Prepayment rates	11.27%	11.58%	Average total portfolio rate
Curtailment rates	27.93%	28.21%	Average total portfolio rate
Recovery delay	30 months	31 months	Average across all pools
Economic forecast	Moody's downside S2 weighted 42.5%, Baseline weighted 57.5%	Moody's downside S2 weighted 60%, Baseline weighted 40%	Moody's US Macro Forecast Narratives for December 2025 & 2024
Unemployment rates	5.48%	5.42%	Average of 4 quarter forecast period
GDP rates	1.21%	1.12%	Average of 4 quarter forecast period
House price index	(1.90)%	(1.62)%	Average of 4 quarter forecast period

Sensitivity Analysis

The below table indicates the impact to the allowance for credit losses on loans and leases if the factors described below were adjusted in the Corporation's CECL model.

	Increase (Decrease) ($)	Adjustment Factor
Prepayment rates	+/- 2,000	If rates were adjusted across all pools by +/-100 basis points
Curtailment rates	+/- 460	If rates were adjusted across all pools by +/- 100 basis points
Recovery delay	+/- 3,600	If recovery delays were adjusted by +/- 3 months across all pools
Economic forecast	(19,000)	If Baseline forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	28,100	If S2 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Economic forecast	52,000	If S3 Downside forecasts were used instead of the weighted Downside/Baseline scenarios
Unemployment rates	20,900	If rates were increased across all pools by 100 basis points
Unemployment rates	(18,600)	If rates were decreased across all pools by 100 basis points
GDP rates	+/- 2,200	If the GDP forecast inputs were adjusted by +/- 100 basis points
House price index	+/- 50	If the HPI forecast inputs were adjusted by +/- 100 basis points
Reversion period	650	If the reversion period was increased by 2 quarters across all pools
Reversion period	(775)	If the reversion period was decreased by 2 quarters across all pools

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

Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023	2022	2021
Results of Operations
Interest income	$430,486	$412,355	$371,730	$252,193	$209,731
Interest expense	190,291	201,185	151,733	33,896	21,348
Net interest income	240,195	211,170	219,997	218,297	188,383
Provision (reversal of provision) for credit losses	11,667	5,933	10,770	12,198	(10,132)
Net interest income after provision for credit losses	228,528	205,237	209,227	206,099	198,515
Noninterest income	87,861	88,055	76,824	77,885	83,224
Noninterest expense	203,039	197,992	197,362	186,774	167,409
Net income before income taxes	113,350	95,300	88,689	97,210	114,330
Income taxes	22,593	19,369	17,585	19,090	22,529
Net income	$90,757	$75,931	$71,104	$78,120	$91,801
Financial Condition at Year End
Cash and cash equivalents	$553,712	$328,844	$249,799	$152,799	$890,150
Investment securities, net of allowance for credit losses	496,289	493,978	500,623	507,562	496,989
Net loans and leases held for investment	6,826,639	6,739,492	6,481,827	6,044,226	5,238,093
Assets	8,436,897	8,128,417	7,780,628	7,222,016	7,122,421
Deposits	7,087,313	6,759,259	6,375,781	5,913,526	6,055,124
Borrowings	323,278	385,442	465,067	440,401	213,980
Shareholders' equity	943,318	887,301	839,208	776,500	773,794
Per Common Share Data
Average shares outstanding (in thousands)	28,735	29,215	29,433	29,393	29,403
Earnings per share – basic	$3.16	$2.60	$2.42	$2.66	$3.12
Earnings per share – diluted	3.13	2.58	2.41	2.64	3.11
Dividends declared per share	0.87	0.84	0.84	0.83	0.80
Book value (at year-end)	33.50	30.55	28.44	26.53	26.23
Dividends declared to net income	27.6%	32.3%	34.8%	31.2%	25.6%
Profitability Ratios
Return on average assets	1.11%	0.96%	0.94%	1.12%	1.38%
Return on average equity	9.90	8.85	8.83	10.13	12.50
Average equity to average assets	11.21	10.86	10.66	11.09	11.04
Efficiency ratio	61.3	65.7	66.0	62.4	60.9
Asset Quality Ratios
Nonaccrual loans and leases to loans and leases held for investment	0.20%	0.19%	0.31%	0.22%	0.63%
Nonperforming loans and leases to loans and leases held for investment (1)	0.20	0.19	0.32	0.23	0.63
Nonperforming assets to total assets (1)	0.45	0.41	0.52	0.46	0.48
Net charge-offs to average loans and leases outstanding	0.16	0.06	0.08	0.07	—
Allowance for credit losses, loans and leases to total loans and leases held for investment	1.28	1.28	1.30	1.29	1.35
Allowance for credit losses, loans and leases to nonaccrual loans and leases	641.53	687.54	415.97	591.66	216.57
Allowance for credit losses, loans and leases to nonperforming loans and leases (1)	637.40	670.55	405.43	555.27	213.37
(1) The Corporation adopted ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" effective January 1, 2023, which eliminated the category of troubled debt restructurings. Ratios at December 31, 2022 and 2021 were restated to exclude troubled debt restructured loans from nonperforming loans and nonperforming assets.

Executive Overview

The Corporation's consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
Net income	$90,757	$75,931	$71,104	$14,826	$4,827	19.5%	6.8%
Net income per share:
Basic	$3.16	$2.60	$2.42	$0.56	$0.18	21.5	7.4
Diluted	3.13	2.58	2.41	0.55	0.17	21.3	7.1
Return on average assets	1.11%	0.96%	0.94%	15 BP	2 BP	15.6	2.1
Return on average equity	9.90%	8.85%	8.83%	105 BP	2 BP	11.9	0.2

2025 Overview

The Corporation reported net income of $90.8 million, or $3.13 diluted earnings per share, for 2025 compared to net income of $75.9 million, or $2.58 diluted earnings per share, for 2024.

The financial results for the year ended December 31, 2025 included bank owned life insurance ("BOLI") death benefit claims of $2.1 million, or $0.07 diluted earnings per share.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation's revenue. Table 1 presents the Corporation's average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the years ended December 31, 2025, 2024 and 2023. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

2025 versus 2024

Reported net interest income for the year ended December 31, 2025 was $240.2 million, an increase of $29.0 million, or 13.7%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2025 was $241.9 million, an increase of $29.5 million, or 13.9%, from the prior year. An increase in tax-equivalent interest income of $18.6 million was driven by increased loan yields, and increases in the average balance of average interest-earning assets, as well as a decrease of $10.9 million in interest expense, which was largely driven by a decrease in the cost of interest-bearing deposits and a decrease in the average balance of borrowings. This was offset by an increase in the average balance of deposits. The net interest margin on a tax-equivalent basis for the year ended December 31, 2025 was 3.14% compared to 2.86% for 2024.

2024 versus 2023

Reported net interest income for the year ended December 31, 2024 was $211.2 million, a decrease of $8.8 million, or 4.0%, from the prior year. Net interest income, on a tax-equivalent basis, for the year ended December 31, 2024 was $212.3 million, a decrease of $8.9 million, or 4.0%, from the prior year. An increase in tax-equivalent interest income of $40.6 million, driven by increases in asset yields, including loan and investment yields, and increases in the average balance of average interest-earning assets was outpaced by an increase in interest expense of $49.5 million, which was largely driven by an increase in the cost of, and the average balances of, interest-bearing deposits. The net interest margin on a tax-equivalent basis for the year ended December 31, 2024 was 2.86% compared to 3.12% for 2023. The net interest margin decrease was attributable to the increase in interest rates and the liability sensitivity of the Corporation's balance sheet.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$333,556	$13,902	4.17%	$220,356	$11,193	5.08%	$130,309	$6,660	5.11%
Obligations of states and political subdivisions*	217	4	1.84	1,447	33	2.28	2,282	62	2.72
Other debt and equity securities	496,435	15,925	3.21	495,604	14,909	3.01	505,343	14,225	2.81
Federal Home Loan Bank, Federal Reserve Bank and other stock	37,584	2,848	7.58	38,647	2,912	7.53	40,092	2,869	7.16
Total interest-earning deposits, investments and other interest-earning assets	867,792	32,679	3.77	756,054	29,047	3.84	678,026	23,816	3.51
Commercial, financial and agricultural loans	971,245	67,829	6.98	972,213	69,921	7.19	991,505	67,487	6.81
Real estate—commercial and construction loans	3,720,892	218,473	5.87	3,587,147	207,053	5.77	3,483,576	188,644	5.42
Real estate—residential loans	1,723,191	87,127	5.06	1,670,126	82,344	4.93	1,505,799	70,349	4.67
Loans to individuals	15,360	1,335	8.69	26,646	2,161	8.11	27,063	2,011	7.43
Tax-exempt loans and leases	228,478	11,951	5.23	232,020	10,157	4.38	232,501	9,597	4.13
Lease financings	176,420	12,749	7.23	189,054	12,845	6.79	178,220	11,025	6.19
Gross loans and leases	6,835,586	399,464	5.84	6,677,206	384,481	5.76	6,418,664	349,113	5.44
Total interest-earning assets	7,703,378	432,143	5.61	7,433,260	413,528	5.56	7,096,690	372,929	5.25
Cash and due from banks	57,252			57,799			58,593
Allowance for credit losses, loans and leases	(87,942)			(86,530)			(82,474)
Premises and equipment, net	46,797			48,610			51,921
Operating lease right-of-use asset	26,936			29,990			31,351
Other assets	425,134			414,578			400,977
Total assets	$8,171,555			$7,897,707			$7,557,058
Liabilities:
Interest-bearing checking deposits	$1,281,075	$32,735	2.56%	$1,191,634	$32,857	2.76%	$1,034,327	$23,668	2.29%
Money market savings	1,920,600	73,424	3.82	1,801,035	80,217	4.45	1,611,169	64,153	3.98
Regular savings	720,718	4,024	0.56	740,493	3,529	0.48	871,332	3,249	0.37
Time deposits	1,485,281	61,838	4.16	1,413,589	64,266	4.55	931,944	34,979	3.75
Total time and interest-bearing deposits	5,407,674	172,021	3.18	5,146,751	180,869	3.51	4,448,772	126,049	2.83
Short-term borrowings	11,112	19	0.17	13,703	249	1.82	148,776	7,095	4.77
Long-term debt	204,452	8,778	4.29	253,733	10,942	4.31	263,877	9,464	3.59
Subordinated notes	139,584	9,473	6.79	149,007	9,125	6.12	148,507	9,125	6.14
Total borrowings	355,148	18,270	5.14	416,443	20,316	4.88	561,160	25,684	4.58
Total interest-bearing liabilities	5,762,822	190,291	3.30	5,563,194	201,185	3.62	5,009,932	151,733	3.03
Noninterest-bearing deposits	1,406,985			1,380,178			1,646,286
Operating lease liabilities	29,765			33,006			34,474
Accrued expenses and other liabilities	55,550			63,310			60,699
Total liabilities	7,255,122			7,039,688			6,751,391
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	7,169,807		2.65	6,943,372		2.90	6,656,218		2.28
Shareholders' Equity:
Common stock	157,784			157,784			157,784
Additional paid-in capital	302,243			300,644			299,804
Retained earnings and other equity	456,406			399,591			348,079
Total shareholders' equity	916,433			858,019			805,667
Total liabilities and shareholders' equity	$8,171,555			$7,897,707			$7,557,058
Net interest income		$241,852			$212,343			$221,196
Net interest spread			2.31			1.94			2.22
Effect of net interest-free funding sources			0.83			0.92			0.90
Net interest margin			3.14%			2.86%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.67%			133.61%			141.65%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $2.5 million, $2.7 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2025, 2024 and 2023 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2025 compared to 2024 and for the year ended December 31, 2024 compared to 2023, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2025 Versus 2024			For the Years Ended December 31, 2024 Versus 2023
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$4,982	$(2,273)	$2,709	$4,572	$(39)	$4,533
Obligations of states and political subdivisions	(24)	(5)	(29)	(20)	(9)	(29)
Other debt and equity securities	25	991	1,016	(285)	969	684
Federal Home Loan Bank, Federal Reserve Bank and other stock	(82)	18	(64)	(104)	147	43
Interest on deposits, investments and other interest-earning assets	4,901	(1,269)	3,632	4,163	1,068	5,231
Commercial, financial and agricultural loans	(69)	(2,023)	(2,092)	(1,319)	3,753	2,434
Real estate—commercial and construction loans	7,796	3,624	11,420	5,804	12,605	18,409
Real estate—residential loans	2,614	2,169	4,783	7,943	4,052	11,995
Loans to individuals	(971)	145	(826)	(31)	181	150
Tax-exempt loans and leases	(157)	1,951	1,794	(20)	580	560
Lease financings	(894)	798	(96)	702	1,118	1,820
Interest and fees on loans and leases	8,319	6,664	14,983	13,079	22,289	35,368
Total interest income	13,220	5,395	18,615	17,242	23,357	40,599
Interest expense:
Interest-bearing checking deposits	2,363	(2,485)	(122)	3,911	5,278	9,189
Money market savings	5,076	(11,869)	(6,793)	8,024	8,040	16,064
Regular savings	(95)	590	495	(549)	829	280
Time deposits	3,196	(5,624)	(2,428)	20,730	8,557	29,287
Total time and interest-bearing deposits	10,540	(19,388)	(8,848)	32,116	22,704	54,820
Short-term borrowings	(40)	(190)	(230)	(4,072)	(2,774)	(6,846)
Long-term debt	(2,113)	(51)	(2,164)	(373)	1,851	1,478
Subordinated notes	(604)	952	348	—	—	—
Interest on borrowings	(2,757)	711	(2,046)	(4,445)	(923)	(5,368)
Total interest expense	7,783	(18,677)	(10,894)	27,671	21,781	49,452
Net interest income	$5,437	$24,072	$29,509	$(10,429)	$1,576	$(8,853)

Provision for Credit Losses

The provision for credit losses for the years ended December 31, 2025, 2024 and 2023 was $11.7 million, $5.9 million and $10.8 million, respectively. Net loan and lease charge-offs for the years ended December 31, 2025, 2024, and 2023 were $11.1 million, $3.8 million and $5.4 million, respectively. The year ended December 31, 2025 included a $6.8 million net charge-off recorded on a $23.7 million commercial loan relationship. The year ended December 31, 2023 included $2.4 million in charge-offs related to two nonaccrual commercial loans to one borrower. The following table details information pertaining to the Corporation's allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2025	2024	2023
Allowance for credit losses, loans and leases	$88,165	$87,091	$85,387
Loans and leases held for investment	6,914,804	6,826,583	6,567,214
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.30%
Noninterest Income

The following table presents noninterest income for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
Trust fee income	$8,853	$8,491	$7,732	$362	$759	4.3%	9.8%
Service charges on deposit accounts	8,991	8,082	7,048	909	1,034	11.2	14.7
Investment advisory commission and fee income	22,799	21,208	18,864	1,591	2,344	7.5	12.4
Insurance commission and fee income	22,443	22,349	21,043	94	1,306	0.4	6.2
Other service fee income	10,938	14,747	12,381	(3,809)	2,366	(25.8)	19.1
Bank owned life insurance income	5,849	3,861	3,185	1,988	676	51.5	21.2
Net gain on sales of investment securities	—	18	—	(18)	18	N/M	N/M
Net gain on mortgage banking activities	3,362	5,265	3,689	(1,903)	1,576	(36.1)	42.7
Other income	4,626	4,034	2,882	592	1,152	14.7	40.0
Total noninterest income	$87,861	$88,055	$76,824	$(194)	$11,231	(0.2)%	14.6%

2025 versus 2024

Noninterest income for the year ended December 31, 2025 was $87.9 million, a decrease of $194 thousand, or 0.2%, compared to 2024.

Other service fee income decreased $3.8 million, or 25.8%, for the year ended December 31, 2025, primarily due to the net gain of $3.4 million generated from the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024. Net gain on mortgage banking activities decreased $1.9 million, or 36.1%, for the year ended December 31, 2025, primarily due to decreased salable volume and lower margins.

BOLI income increased $2.0 million, or 51.5%, for the year ended December 31, 2025, primarily due to death benefit claims of $2.1 million received during the year. Investment advisory commission and fee income increased $1.6 million, or 7.5%, for the year ended December 31, 2025, primarily due to increased assets under management and supervision driven by market appreciation. Service charges on deposit accounts increased $909 thousand, or 11.2%, for the year ended December 31, 2025, primarily due to an increase of $976 thousand in treasury management fees. Other income increased $592 thousand, or 14.7%, for the year ended December 31, 2025, primarily driven by a $620 thousand increase in fees on risk participation agreements for interest rate swaps due to increased demand.

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

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2025	2024	2022	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
Salaries, benefits and commissions	$127,023	$123,745	$120,188	$3,278	$3,557	2.6%	3.0%
Net occupancy	11,149	11,025	10,686	124	339	1.1	3.2
Equipment	4,293	4,453	4,132	(160)	321	(3.6)	7.8
Data processing	17,425	16,956	16,799	469	157	2.8	0.9
Professional fees	7,217	6,402	7,141	815	(739)	12.7	(10.3)
Marketing and advertising	1,653	2,173	2,180	(520)	(7)	(23.9)	(0.3)
Deposit insurance premiums	4,526	4,432	4,825	94	(393)	2.1	(8.1)
Intangible expenses	469	694	938	(225)	(244)	(32.4)	(26.0)
Restructuring charges	—	—	1,519	—	(1,519)	N/M	N/M
Other expense	29,284	28,112	28,954	1,172	(842)	4.2	(2.9)
Total noninterest expense	$203,039	$197,992	$197,362	$5,047	$630	2.5%	0.3%

2025 versus 2024

Noninterest expense for the year ended December 31, 2025 was $203.0 million, an increase of $5.0 million, or 2.5%, compared to 2024.

Salaries, benefits and commissions increased $3.3 million, or 2.6%, for the year ended December 31, 2025, primarily due to annual merit increases and an increase in incentive compensation due to increased profitability, partially offset by an increase in capitalized compensation driven by higher loan production. Other expense increased $1.2 million, or 4.2%, for the year ended December 31, 2025, primarily driven by a $1.5 million increase in loan workout fees, partially offset by decrease in retirement plan costs of $463 thousand. Professional fees increased $815 thousand, or 12.7%, for the year ended December 31, 2025, due to increases of $563 thousand of consulting fees for data integration resources and $156 thousand for legal fees.

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

Tax Provision

The provision for income taxes was $22.6 million, $19.4 million and $17.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, at effective rates of 19.9%, 20.3% and 19.8%, respectively. The effective tax rates reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases. Excluding this impact, the effective tax rates were 21.7%, 22.1% and 21.7% for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in the effective tax rate for 2025 compared to 2024 was primarily due to the favorable impact from the proceeds of BOLI death benefits. The increase in the effective tax rate for 2024 compared to 2023 was primarily due to increases in state tax rates and the impact of stock-based compensation during the year.

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Cash and cash equivalents	$553,712	$328,844	$224,868	68.4%
Investment securities, net of allowance for credit losses	496,289	493,978	2,311	0.5
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	37,808	38,980	(1,172)	(3.0)
Loans held for sale	15,288	16,653	(1,365)	(8.2)
Loans and leases held for investment	6,914,804	6,826,583	88,221	1.3
Allowance for credit losses, loans and leases	(88,165)	(87,091)	(1,074)	1.2
Premises and equipment, net	45,554	46,671	(1,117)	(2.4)
Operating lease right-of-use asset	25,795	28,531	(2,736)	(9.6)
Goodwill and other intangibles, net	182,838	183,819	(981)	(0.5)
Bank owned life insurance	140,001	139,351	650	0.5
Accrued interest receivable and other assets	112,973	112,098	875	0.8
Total assets	$8,436,897	$8,128,417	$308,480	3.8%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $224.9 million, or 68.4%, from December 31, 2024, primarily due to increased interest-earning deposits at the Federal Reserve Bank of $231.7 million due to increases in deposits outpacing loan growth, partially offset by the repayment of subordinated notes and long-term debt.

Investment Securities
Total investment securities at December 31, 2025 increased $2.3 million, or 0.5%, from December 31, 2024. Purchases of $60.3 million, which were primarily residential mortgage-backed securities, increases in the fair value of available-for-sale investment securities of $17.2 million and a reversal of provision for credit losses of $828 thousand were partially offset by maturities and pay-downs of $68.1 million, sales of $6.9 million and net amortization of purchased premiums and discounts of $1.0 million.

Table 3—Investment Securities

The following table shows the carrying amount of investment securities, net of allowance for credit losses, at the dates indicated. Held-to-maturity, available-for-sale and equity security portfolios are combined.

	At December 31,
(Dollars in thousands)	2025	2024	2023
State and political subdivisions	$—	$1,295	$2,301
Residential mortgage-backed securities	412,604	417,492	410,329
Collateralized mortgage obligations	1,368	1,685	2,001
Corporate bonds	80,303	71,000	82,699
Equity securities	2,014	2,506	3,293
Total investment securities	$496,289	$493,978	$500,623

Table 4—Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of investment securities at amortized cost at December 31, 2025. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined, net of allowance for credit losses.

	1 Year or less		After 1 Year to 5 Years		After 5 Years to 10 Years		After 10 Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage-backed securities	$—	—%	$644	2.44%	$24,543	2.43%	$412,023	2.95%
Collateralized mortgage obligations	—	—	71	2.44	—	—	1,371	1.57
Corporate bonds	7,482	2.09	75,366	4.09	—	—	—	—
Total held-to- maturity and available-for-sale investment securities	$7,482	2.09%	$76,081	4.08%	$24,543	2.43%	$413,394	2.95%

At December 31, 2025, the Corporation had no reportable investments in any single issuer representing more than 10% of shareholders' equity.

Loans and Leases

Gross loans and leases held for investment at December 31, 2025 increased $88.2 million, or 1.3%, from December 31, 2024. The growth in gross loans and leases held for investment was primarily due to increases in construction, commercial real estate and home equity loans, partially offset by decreases in commercial and residential mortgage loans and lease financings.

Table 5—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity schedule of the loan and lease portfolio at December 31, 2025. Loans with variable rates or floating interest rates include adjustable rate instruments that may have longer than one month, and in some instances, multiple years of a fixed rate interest period.

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years to Fifteen Years	Due After Fifteen Years
Loans and leases with fixed predetermined interest rates:
Commercial, financial and agricultural	$195,444	$15,112	$151,804	$17,909	$10,619
Real estate-commercial	1,371,487	264,694	1,048,537	47,646	10,610
Real estate-construction	37,978	15,666	15,226	4,267	2,819
Real estate-residential secured for business purpose	183,286	37,268	139,334	6,684	—
Real estate-residential secured for personal purpose	56,413	2,060	9,908	12,874	31,571
Real estate-home equity secured for personal purpose	5,877	746	765	4,366	—
Loans to individuals	9,898	5,932	3,558	217	191
Lease financings	232,066	9,338	209,181	13,547	—
Loans and leases with fixed predetermined interest rates	$2,092,449	$350,816	$1,578,313	$107,510	$55,810

Loans and leases with variable or floating interest rates:
Commercial, financial and agricultural	$831,990	$725,458	$79,373	$27,159	$—
Real estate-commercial	2,250,049	1,355,076	891,932	3,041	—
Real estate-construction	268,815	174,455	59,557	34,803	—
Real estate-residential secured for business purpose	370,892	108,820	261,821	251	—
Real estate-residential secured for personal purpose	903,197	27,872	200,239	675,086	—
Real estate-home equity secured for personal purpose	194,517	193,821	696	—	—
Loans to individuals	2,895	2,789	6	84	16
Loans with variable or floating interest rates	$4,822,355	$2,588,291	$1,493,624	$740,424	$16
Total gross loans and leases held for investment	$6,914,804	$2,939,107	$3,071,937	$847,934	$55,826

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

At December 31, 2025, nonaccrual loans and leases were $13.7 million and had a related allowance for credit losses on loans and leases of $3.0 million. At December 31, 2024, nonaccrual loans and leases were $12.7 million and had a related allowance for credit losses on loans and leases of $1.9 million. During the second quarter of 2025, a $23.7 million commercial loan relationship was placed on nonaccrual status due to, among other things, suspected fraud. Subsequent to the relationship being placed on nonaccrual status, a $7.3 million charge-off was recognized during the second quarter. During the third quarter of 2025, a $1.4 million residential property associated with this relationship was transferred to other real estate owned. During the fourth quarter, loans totaling $13.9 million associated with this relationship were paid off and a $449 thousand recovery was recognized. As of December 31, 2025, the $1.4 million residential property remains in other real estate owned and the carrying value of the asset is supported by the appraised value of real estate collateral. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the year ended December 31, 2025 were $11.1 million compared to net loan and lease charge-offs of $3.8 million for the year ended December 31, 2024. Net charge-offs for the year ended December 31, 2025 included a $6.8 million net charge-off recorded on a $23.7 million commercial loan relationship.

Other real estate owned was $23.9 million at December 31, 2025, compared to $20.1 million at December 31, 2024. During the year ended December 31, 2025, two nonaccrual residential real estate loans with a total carrying value of $3.9 million were transferred to OREO. Additionally, during the year ended December 31, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Additionally, write-downs on repossessed assets totaled $44 thousand during the year. Repossessed assets were $65 thousand at December 31, 2025, compared to $76 thousand at December 31, 2024. During the year ended December 31, 2025, repossessed assets totaling $143 thousand were acquired and repossessed assets totaling $105 thousand were sold.

Table 6—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation's nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2025	2024	2023
Nonaccrual loans held for sale	$—	$—	$8
Nonaccrual loans and leases held for investment	13,743	12,667	20,519
Accruing loans and leases, 90 days or more past due	89	321	534
Total nonperforming loans and leases	$13,832	$12,988	$21,061
Other real estate owned	23,926	20,141	19,032
Repossessed assets	65	76	—
Total nonperforming assets	$37,823	$33,205	$40,093

Loans and leases held for investment	$6,914,804	$6,826,583	$6,567,214
Allowance for credit losses, loans and leases	88,165	87,091	85,387
Nonaccrual loans and leases with partial charge-offs	1,532	273	814
Reserves on individually analyzed loans	3,022	1,945	1,787

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.30%
Nonaccrual loans and leases / loans and leases held for investment	0.20%	0.19%	0.31%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	641.53%	687.54%	415.97%

Table 7—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of December 31, 2025:

(Dollars in thousands)	December 31, 2025
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
CRE - Retail	$437,864	7.9%
Animal Production	428,809	7.8
CRE - Multi-family	383,688	7.0
CRE - 1-4 Family Residential Investment	277,643	5.0
Hotels & Motels (Accommodation)	259,170	4.7
CRE - Office	244,534	4.4
CRE - Industrial / Warehouse	222,619	4.0
Specialty Trade Contractors	209,450	3.8
Nursing and Residential Care Facilities	163,938	3.0
Homebuilding (tract developers, remodelers)	150,906	2.7
Merchant Wholesalers, Durable Goods	137,124	2.5
Crop Production	135,818	2.5
Repair and Maintenance	124,570	2.3
Motor Vehicle and Parts Dealers	116,657	2.1
CRE - Mixed-Use - Commercial	114,659	2.1
CRE - Mixed-Use - Residential	108,517	2.0
Administrative and Support Services	99,083	1.8
Wood Product Manufacturing	98,771	1.8
Real Estate Lenders, Secondary Market Financing	93,066	1.7
Professional, Scientific, and Technical Services	92,883	1.7
Food Services and Drinking Places	90,211	1.6
Fabricated Metal Product Manufacturing	79,947	1.5
Merchant Wholesalers, Nondurable Goods	79,922	1.5
Education	78,031	1.4
Amusement, Gambling, and Recreation Industries	76,874	1.4
Religious Organizations, Advocacy Groups	65,397	1.2
Miniwarehouse / Self-Storage	63,371	1.2
Personal and Laundry Services	62,052	1.1
Food Manufacturing	59,804	1.1
Machinery Manufacturing	52,598	1.0
Industries with >$50 million in outstandings	$4,607,976	83.6%
Industries with <$50 million in outstandings	$901,965	16.4%
Total Commercial Loans	$5,509,941	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$959,610
Real Estate-Home Equity Secured for Personal Purpose	200,394
Loans to Individuals	12,793
Lease Financings	232,066
Total Consumer Loans and Lease Financings	$1,404,863

Total	$6,914,804

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial, financial and agricultural	$1,041,998	$8,444	0.81%	$1,035,684	$2,329	0.22%	$1,056,025	$4,510	0.43%
Real estate-commercial	3,520,879	1,147	0.03	3,367,837	21	—	3,182,965	37	—
Real estate-construction	300,136	—	—	329,218	500	0.15	414,567	206	0.05
Real estate-residential secured for business purpose	539,146	—	—	528,631	(235)	(0.04)	505,240	(135)	(0.03)
Real estate-residential secured for personal purpose	990,788	35	—	960,915	(134)	(0.01)	826,943	—	—
Real estate-home equity secured for personal purpose	193,257	(2)	—	180,579	(46)	(0.03)	175,395	2	—
Loans to individuals	15,360	675	4.39	26,645	828	3.11	27,063	426	1.57
Lease financings	234,022	819	0.35	247,697	539	0.22	230,466	351	0.15
Total	$6,835,586	$11,118	0.16%	$6,677,206	$3,802	0.06%	$6,418,664	$5,397	0.08%

During the year ended December 31, 2025, the Corporation recorded charge-offs of $7.3 million related to a $23.7 million commercial loan relationship. During the year ended December 31, 2024, the Corporation recorded charge-offs of $900 thousand related to five commercial loan relationships. During the year ended December 31, 2023, the Corporation recorded charge-offs of $2.4 million related to two nonaccrual commercial loans to one borrower totaling $5.9 million.

Table 9—Allowance for Credit Losses On Loans and Leases

The following table summarizes the allocation of the allowance for credit losses on loans and leases, and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
	2025			2024
(Dollars in thousands)	ACL	% of ACL to Total ACL	% of Loans to Total Loans	ACL	% of ACL to Total ACL	% of Loans to Total Loans
Commercial, financial and agricultural	$16,983	19.3%	14.9%	$16,079	18.5%	15.2%
Real estate-commercial	47,166	53.5	52.4	46,867	53.8	51.7
Real estate-construction	5,475	6.2	4.4	4,924	5.7	4.0
Real estate-residential secured for business purpose	7,600	8.6	8.0	7,491	8.6	7.9
Real estate-residential secured for personal purpose	6,341	7.2	13.9	7,222	8.3	14.6
Real estate-home equity secured for personal purpose	1,638	1.9	2.9	1,706	2.0	2.7
Loans to individuals	348	0.4	0.2	342	0.4	0.3
Lease financings	2,614	3.0	3.4	2,460	2.8	3.6
Total	$88,165	100.0%	100.0%	$87,091	100.0%	100.0%

At December 31, 2025, the allowance for credit losses on individually analyzed loans was $3.0 million, or 22.9% of the balance of individually analyzed loans of $13.2 million. At December 31, 2024, the allowance for credit losses on individually analyzed loans was $1.9 million, or 16.1% of the balance of individually analyzed loans of $12.1 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. There was no impairment of goodwill or identifiable intangibles recorded during 2023 through 2025. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Deposits	$7,087,313	$6,759,259	$328,054	4.9%
Short-term borrowings	24,411	11,181	13,230	118.3
Long-term debt	200,000	225,000	(25,000)	(11.1)
Subordinated notes	98,867	149,261	(50,394)	(33.8)
Operating lease liabilities	28,531	31,485	(2,954)	(9.4)
Accrued interest payable and other liabilities	54,457	64,930	(10,473)	(16.1)
Total liabilities	$7,493,579	$7,241,116	$252,463	3.5%

Deposits

Total deposits increased $328.1 million, or 4.9%, from December 31, 2024, primarily due to increases in commercial, brokered and public funds deposits, partially offset by a decrease in consumer deposits. At December 31, 2025, noninterest-bearing deposits totaled $1.4 billion and represented 20.2% of total deposits, compared to $1.4 billion representing 20.9% at December 31, 2024. Unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, totaled $1.6 billion and $1.5 billion at December 31, 2025 and 2024, respectively. This represented 23.2% of total deposits at December 31, 2025 compared to 22.0% at December 31, 2024.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Noninterest-bearing deposits	$1,406,985	$1,380,178	$1,646,286
Interest-bearing checking deposits	1,281,075	1,191,634	1,034,327
Money market savings	1,920,600	1,801,035	1,611,169
Regular savings	720,718	740,493	871,332
Time deposits	1,485,281	1,413,589	931,944
Total average deposits	$6,814,659	$6,526,929	$6,095,058

At December 31, 2025 and 2024, the Corporation had $3.4 billion and $3.2 billion, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2025 and 2024, the Corporation had $281.9 million and $276.0 million, respectively, in time deposits in excess of $250,000 maturing disclosed in the table below. Brokered deposits in the amount of $405.1 million and $360.0 million at December 31, 2025 and December 31, 2024, respectively, are not included in time deposits more than $250,000.

(Dollars in thousands)	For the Years Ended December 31,
Maturity Period	2025	2024
Due Three Months or Less	$108,462	$76,621
Due Over Three Months to Six Months	81,603	94,290
Due Over Six Months to Twelve Months	76,954	81,338
Due Over Twelve Months	14,864	23,734
Total	$281,883	$275,983

Borrowings

Total borrowings decreased $62.2 million from December 31, 2024, primarily due to a $100.0 million redemption of previously issued subordinated notes partially offset by $50.0 million aggregate principal amount fixed-to-floating rate subordinated notes issued in the third quarter of 2025, and pay-downs of $25.0 million in long-term debt. These decreases were partially offset by an increase of $13.2 million in customer repurchase agreements.

Short-term borrowings at December 31, 2025 consisted of $24.4 million of customer repurchase agreements. Long-term debt at December 31, 2025 consisted of $200.0 million of FHLB advances and $98.9 million of subordinated notes. At December 31, 2025 and 2024, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.4 billion and $1.3 billion, respectively, which were utilized to collateralize public fund deposits and other secured deposits.

Other Liabilities

Other liabilities decreased $10.5 million, or 16.1%, from December 31, 2024, primarily due to a decrease in accrued interest payable on time deposits.

SHAREHOLDERS' EQUITY

The following table presents total shareholders' equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	304,021	302,829	1,192	0.4
Retained earnings	591,202	525,780	65,422	12.4
Accumulated other comprehensive loss	(25,467)	(43,992)	18,525	(42.1)
Treasury stock	(84,222)	(55,100)	(29,122)	52.9
Total shareholders' equity	$943,318	$887,301	$56,017	6.3%

The increase in shareholders' equity at December 31, 2025 of $56.0 million from December 31, 2024 was primarily related to an increase in retained earnings of $65.4 million. Retained earnings was impacted by net income of $90.8 million, partially offset by $25.0 million in cash dividends paid during the year. Accumulated other comprehensive loss decreased by $18.5 million, which was primarily attributable to increases in the fair value of available-for-sale investment securities of $13.6 million, net of tax, and an increase in unrecognized actuarial losses related to the Corporation's pension plan of $3.9 million, net of tax. Treasury stock increased $29.1 million from December 31, 2024, related to repurchases of 1,129,217 shares at a cost of $34.6 million, offset by $5.5 million of stock issued under the dividend reinvestment plan and employee stock purchase plan, and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 23, "Segment Reporting" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

The Banking segment reported pre-tax income of $115.6 million in 2025, $96.1 million in 2024 and $90.3 million in 2023. See the section of this Management's Discussion and Analysis under the heading "Results of Operations" and "Financial Condition" for a discussion of the key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $8.3 million in 2025, $6.1 million in 2024 and $5.0 million in 2023, which included noninterest income of $31.9 million in 2025, $29.9 million in 2024 and $26.8 million in 2023. Noninterest expense was $23.7 million in 2025, $23.9 million in 2024 and $21.8 million in 2023. The increases in noninterest income from 2024 and 2023 were primarily due to new customer relationships and appreciation of assets under management and supervision. Noninterest expense in 2025 compared to 2024 was relatively unchanged, while the increase in noninterest expense from 2023 to 2024 was primarily due to increases in salaries and commissions. Wealth Management assets under management and supervision were $5.9 billion as of December 31, 2025, $5.2 billion as of December 31, 2024 and $4.7 billion as of December 31, 2023.

The Insurance segment reported pre-tax income of $5.5 million in 2025, $5.7 million in 2024 and $5.1 million in 2023, which included noninterest income of $22.5 million in 2025 and 2024 and $21.5 million in 2023. Noninterest expense was $16.9 million in 2025, $16.7 million in 2024 and $16.4 million in 2023. Noninterest income in 2025 compared to 2024 was relatively unchanged, reflecting an increase in revenue from commercial lines of $672 thousand being offset by a decrease in contingent commission income of $691 thousand. The increases in noninterest expense were primarily due to increases in salaries and commissions.

Capital Adequacy

Capital guidelines assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2.

At December 31, 2025, the Corporation had a Tier 1 risk-based capital ratio of 11.22% and total risk-based capital ratio of 13.86%. At December 31, 2024, the Corporation had a Tier 1 capital ratio of 10.85% and total risk-based capital ratio of 14.19%. The Corporation continues to be in the "well-capitalized" category under regulatory standards. Details on the capital ratios can be found in Note 21, "Regulatory Matters," included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

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

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Corporation's assets and liabilities. Minimizing the balance sheet's maturity and repricing risk is a continual focus. The Corporation uses a variety of techniques to assist in identifying and evaluating the potential range of risk, including a maturity/repricing gap analysis as well as an Earnings at Risk analysis under various interest rate scenarios.

The gap analysis identifies repricing gaps in the Corporation’s balance sheet. All assets and liabilities are modeled to reflect some level of behavioral optionality, such as prepayments on loans, early call features on investments or potential pricing change and/or product change to interest-bearing deposits. The Corporation projects all noninterest-bearing deposits to be considered non-rate sensitive, while utilizing an all-encompassing deposit beta assumption that captures changes in interest expense that may occur as interest rates change or balances shift into other products. These assumptions are based upon historic behavior; however, they are inherently uncertain and thus cannot precisely predict the impact of changes in interest rates. While actual results will differ from simulated results due to customer behavioral change and/or market and regulatory influences, the following models are important tools to guide management.

Table 11—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation's gap analysis at December 31, 2025:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$63,579	$63,579
Interest-earning deposits with other banks	490,133	---	---	---	---	490,133
Investment securities, net of allowance for credit losses	70,003	43,901	181,185	223,208	(22,008)	496,289
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	---	---	---	---	37,808	37,808
Loans held for sale	11,058	---	---	---	4,230	15,288
Loans and leases, net of allowance for credit losses	2,551,201	704,999	2,997,771	647,660	(74,992)	6,826,639
Other assets	---	---	---	---	507,161	507,161
Total assets	$3,122,395	$748,900	$3,178,956	$870,868	$515,778	$8,436,897
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$ ---	$ ---	$ ---	$ ---	$1,431,974	$1,431,974
Interest-bearing demand deposits	3,478,924	---	---	---	---	3,478,924
Savings deposits	762,130	---	---	---	---	762,130
Time deposits	375,740	584,127	454,038	380	---	1,414,285
Borrowings	73,278	50,000	200,000	---	---	323,278
Other liabilities	---	---	---	---	82,988	82,988
Shareholders' equity	---	---	---	---	943,318	943,318
Total liabilities and shareholders' equity	$4,690,072	$634,127	$654,038	$380	$2,458,280	$8,436,897
Incremental gap	$(1,567,677)	$114,773	$2,524,918	$870,488	$(1,942,502)
Cumulative gap	$(1,567,677)	$(1,452,904)	$1,072,014	$1,942,502
Cumulative gap as a percentage of interest-earning assets	(19.7%)	(18.3%)	13.5%	24.4%

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

The changes to net interest income are shown in the below table at December 31, 2025. The results suggest the Corporation's year-end balance sheet is asset sensitive as net interest income is projected to increase in a rising rate environment. Actual results will likely be different than modeled due to numerous factors, including interest rates earned on new loans and investments as well as rates paid on new and existing deposits and new borrowings. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$14,807	5.47%
+200 basis points	10,382	3.84
+100 basis points	5,817	2.15
-100 basis points	(7,318)	(2.70)
-200 basis points	(19,851)	(7.34)
-300 basis points	(37,532)	(13.87)
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

Credit Risk

Originating loans exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Corporation manages credit risk in the loan portfolio through adherence to consistent and conservative underwriting standards and policies established by the senior credit leadership and approved by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. While the Corporation has strict underwriting, review, and monitoring procedures in place, they cannot eliminate all of the risks related to these lending activities.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid assets, unencumbered cash and cash equivalents, were $549.2 million and $327.8 million at December 31, 2025 and December 31, 2024, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.3 million and $55.4 million at December 31, 2025 and December 31, 2024, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank, Federal Reserve Bank and a correspondent bank of $3.8 billion and $3.7 billion at December 31, 2025 and December 31, 2024, respectively, of which $2.3 billion and $2.1 billion was available as of December 31, 2025 and December 31, 2024, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $457.0 million at December 31, 2025 and $468.0 million at December 31, 2024. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. Certificates of deposit due within one year of December 31, 2025 totaled $960.1 million. If these deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, which may be more expensive to obtain. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 8.    Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Page
Report of Independent Registered Public Accounting Firm	53
Auditor Name: KPMG, LLP
Auditor Location: Philadelphia, PA
Auditor Firm ID: 185

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Univest Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of the allowance for credit losses related to pooled loans

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases was $88.2 million as of December 31, 2025, a portion of which is related to pooled loans (the collective ACL). The Company utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its collective ACL balance. The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. The Company estimated the collective ACL using a model that incorporates probability of default (PD) and loss given default (LGD) components. The PD model component incorporates economic factors into forecasting within the DCF model utilizing a method which generates PD rate inputs by analyzing how one or more of the economic factors, chosen based on statistical correlation to a loan pool’s performance, change the default rate using a statistical regression analysis. The reasonable and supportable forecasts and scenarios are based on the projected performance of the selected economic variables which are sourced from a third party. Management evaluated the likelihood of each scenario to determine a reasonable and supportable forecast, including the relevant economic factors (loss driver selection). Management utilizes a four-quarter forecast period followed by a four-quarter reversion to historical averages. The LGD model component is determined utilizing an estimation technique that derives a LGD input from segment specific risk curves that correlate LGD with PD. The effective interest rate of the underlying loans of the Company serves as the discount rate applied to the expected periodic cash flows. The collective ACL estimate also included consideration of the need for qualitative adjustments related to factors that are not fully captured in the quantitative model.

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
Philadelphia, Pennsylvania
February 23, 2026

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2025	2024

ASSETS
Cash and due from banks	$63,579	$75,998
Interest-earning deposits with other banks	490,133	252,846
Cash and cash equivalents	553,712	328,844
Investment securities held-to-maturity (fair value $109,724 and $115,007 at December 31, 2025 and 2024, respectively)	123,024	134,111
Investment securities available-for-sale (amortized cost $398,476 and $402,651, net of allowance for credit losses of $11 and $839 at December 31, 2025 and 2024, respectively)	371,251	357,361
Investments in equity securities	2,014	2,506
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	37,808	38,980
Loans held for sale	15,288	16,653
Loans and leases held for investment	6,914,804	6,826,583
Less: Allowance for credit losses, loans and leases	(88,165)	(87,091)
Net loans and leases held for investment	6,826,639	6,739,492
Premises and equipment, net	45,554	46,671
Operating lease right-of-use asset	25,795	28,531
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,328	8,309
Bank owned life insurance	140,001	139,351
Accrued interest receivable and other assets	112,973	112,098
Total assets	$8,436,897	$8,128,417
LIABILITIES
Noninterest-bearing deposits	$1,431,974	$1,414,635
Interest-bearing deposits	5,655,339	5,344,624
Total deposits	7,087,313	6,759,259
Short-term borrowings	24,411	11,181
Long-term debt	200,000	225,000
Subordinated notes	98,867	149,261
Operating lease liabilities	28,531	31,485
Accrued interest payable and other liabilities	54,457	64,930
Total liabilities	7,493,579	7,241,116
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2025 and 2024; 31,556,799 shares issued at December 31, 2025 and 2024; 28,156,917 and 29,045,877 shares outstanding at December 31, 2025 and 2024, respectively	157,784	157,784
Additional paid-in capital	304,021	302,829
Retained earnings	591,202	525,780
Accumulated other comprehensive loss, net of tax benefit	(25,467)	(43,992)
Treasury stock, at cost; 3,399,882 and 2,510,922 shares at December 31, 2025 and 2024, respectively	(84,222)	(55,100)
Total shareholders' equity	943,318	887,301
Total liabilities and shareholders' equity	$8,436,897	$8,128,417
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023

Interest income
Interest and fees on loans and leases	$397,807	$383,308	$347,918
Interest and dividends on investment securities:
Taxable	15,925	14,909	14,225
Exempt from federal income taxes	4	33	58
Interest on deposits with other banks	13,902	11,193	6,660
Interest and dividends on other earning assets	2,848	2,912	2,869
Total interest income	430,486	412,355	371,730
Interest expense
Interest on demand deposits	106,159	113,074	87,821
Interest on savings deposits	4,024	3,529	3,249
Interest on time deposits	61,838	64,266	34,979
Interest on short-term borrowings	19	249	7,095
Interest on long-term debt and subordinated notes	18,251	20,067	18,589
Total interest expense	190,291	201,185	151,733
Net interest income	240,195	211,170	219,997
Provision for credit losses	11,667	5,933	10,770
Net interest income after provision for credit losses	228,528	205,237	209,227
Noninterest income
Trust fee income	8,853	8,491	7,732
Service charges on deposit accounts	8,991	8,082	7,048
Investment advisory commission and fee income	22,799	21,208	18,864
Insurance commission and fee income	22,443	22,349	21,043
Other service fee income	10,938	14,747	12,381
Bank owned life insurance income	5,849	3,861	3,185
Net gain on sales of investment securities	—	18	—
Net gain on mortgage banking activities	3,362	5,265	3,689
Other income	4,626	4,034	2,882
Total noninterest income	87,861	88,055	76,824
Noninterest expense
Salaries, benefits and commissions	127,023	123,745	120,188
Net occupancy	11,149	11,025	10,686
Equipment	4,293	4,453	4,132
Data processing	17,425	16,956	16,799
Professional fees	7,217	6,402	7,141
Marketing and advertising	1,653	2,173	2,180
Deposit insurance premiums	4,526	4,432	4,825
Intangible expenses	469	694	938
Restructuring charges	—	—	1,519
Other expense	29,284	28,112	28,954
Total noninterest expense	203,039	197,992	197,362
Income before income taxes	113,350	95,300	88,689
Income tax expense	22,593	19,369	17,585
Net income	$90,757	$75,931	$71,104
Net income per share:
Basic	$3.16	$2.60	$2.42
Diluted	3.13	2.58	2.41
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2025			2024			2023
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$113,350	$22,593	$90,757	$95,300	$19,369	$75,931	$88,689	$17,585	$71,104
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	18,066	3,794	14,272	(1,098)	(231)	(867)	7,681	1,613	6,068
(Reversal of provision) provision for credit losses	(828)	(174)	(654)	108	23	85	(409)	(86)	(323)
Less: reclassification adjustment for net gains on sales realized in net income (1)	—	—	—	(18)	(4)	(14)	—	—	—
Total net unrealized gains (losses) on available-for-sale investment securities	17,238	3,620	13,618	(1,008)	(212)	(796)	7,272	1,527	5,745
Net unrealized gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	—	—	—	(1,979)	(416)	(1,563)	(2,726)	(573)	(2,153)
Less: reclassification adjustment for net losses realized in net income	—	—	—	3,747	787	2,960	5,593	1,175	4,418
Reclassification adjustment recorded in earnings (2)	2,289	481	1,808	946	199	747	—	—	—
Total net unrealized gains on interest rate swaps used in cash flow hedges	2,289	481	1,808	2,714	570	2,144	2,867	602	2,265
Defined benefit pension plans:
Net unrealized gains arising during the period	3,773	792	2,981	6,129	1,287	4,842	3,380	710	2,670
Less: amortization of net actuarial loss included in net periodic pension costs (3)	149	31	118	587	123	464	985	207	778
Total defined benefit pension plans	3,922	823	3,099	6,716	1,410	5,306	4,365	917	3,448
Other comprehensive income	23,449	4,924	18,525	8,422	1,768	6,654	14,504	3,046	11,458
Total comprehensive income	$136,799	$27,517	$109,282	$103,722	$21,137	$82,585	$103,193	$20,631	$82,562
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

See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2022	29,271,915	$157,784	$300,808	$428,637	$(62,104)	$(48,625)	$776,500

Net income	—	—	—	71,104	—	—	71,104
Other comprehensive income, net of income tax	—	—	—	—	11,458	—	11,458
Cash dividends declared ($0.84 per share)	—	—	—	(24,717)	—	—	(24,717)
Stock-based compensation	—	—	4,210	(333)	—	—	3,877
Stock issued under dividend reinvestment and employee stock purchase plans	128,480	—	(78)	—	—	2,643	2,565
Vesting of restricted stock units, net of shares withheld to cover taxes	131,601	—	(3,857)	—	—	2,625	(1,232)
Exercise of stock options	6,210	—	(17)	—	—	132	115
Purchases of treasury stock	(26,485)	—	—	—	—	(462)	(462)
Balance at December 31, 2023	29,511,721	$157,784	$301,066	$474,691	$(50,646)	$(43,687)	$839,208

Net income	—	—	—	75,931	—	—	75,931
Other comprehensive income, net of income tax	—	—	—	—	6,654	—	6,654
Cash dividends declared ($0.84 per share)	—	—	—	(24,552)	—	—	(24,552)
Stock-based compensation	—	—	4,526	(290)	—	—	4,236
Stock issued under dividend reinvestment and employee stock purchase plans	98,424	—	114	—	—	2,270	2,384
Vesting of restricted stock units, net of shares withheld to cover taxes	108,615	—	(3,251)	—	—	2,378	(873)
Exercise of stock options	130,810	—	374	—	—	2,821	3,195
Purchases of treasury stock	(803,693)	—	—	—	—	(18,882)	(18,882)
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301

Net income	—	—	—	90,757	—	—	90,757
Other comprehensive income, net of income tax	—	—	—	—	18,525	—	18,525
Cash dividends declared ($0.87 per share)	—	—	—	(25,023)	—	—	(25,023)
Stock-based compensation	—	—	4,542	(311)	—	—	4,231
Stock issued under dividend reinvestment and employee stock purchase plans	76,481	—	201	(1)	—	2,116	2,316
Vesting of restricted stock units, net of shares withheld to cover taxes	110,262	—	(3,725)	—	—	2,113	(1,612)
Exercise of stock options	53,514	—	174	—	—	1,274	1,448
Purchases of treasury stock	(1,129,217)	—	—	—	—	(34,625)	(34,625)
Balance at December 31, 2025	28,156,917	$157,784	$304,021	$591,202	$(25,467)	$(84,222)	$943,318
See accompanying notes to consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$90,757	$75,931	$71,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,667	5,933	10,770
Depreciation of premises and equipment	5,505	5,473	5,057
Net gain on sales of investment securities	—	(18)	—
Net gain on mortgage banking activities	(3,362)	(5,265)	(3,689)
Bank owned life insurance income	(5,849)	(3,861)	(3,185)
Net amortization of investment securities premiums and discounts	968	1,058	1,138
Amortization, fair market value adjustments and capitalization of servicing rights	512	1,993	(411)
Stock-based compensation	4,690	4,615	4,194
Intangible expenses	469	694	938
Other adjustments to reconcile net income to cash used in by operating activities	(4,412)	(3,362)	(1,462)
Deferred tax expense (benefit)	508	(1,271)	(710)
Originations of loans held for sale	(213,609)	(309,506)	(228,532)
Proceeds from the sale of loans held for sale	217,811	311,150	226,506
Contributions to pension and other postretirement benefit plans	(257)	(243)	(250)
Decrease (increase) in accrued interest receivable and other assets	2,136	(12,020)	(8,877)
(Decrease) increase in accrued interest payable and other liabilities	(6,022)	3,805	17,150
Net cash provided by operating activities	101,512	75,106	89,741
Cash flows from investing activities:
Proceeds from sale of premises and equipment	411	2,367	1,877
Purchases of premises and equipment	(4,585)	(3,104)	(6,724)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	13,308	13,949	14,799
Proceeds from maturities, calls and principal repayments of securities available-for-sale	54,821	55,873	30,738
Proceeds from sales of securities available-for-sale	—	505	—
Purchases of investment securities held-to-maturity	(2,546)	(2,640)	(6,253)
Purchases of investment securities available-for-sale	(51,315)	(64,017)	(25,132)
Proceeds from sales of equity securities	6,940	4,944	1,232
Purchases of money market mutual funds	(6,448)	(4,089)	(1,963)
Net decrease (increase) in other investments	1,172	1,519	(6,658)
Proceeds from sale of loans originally held-for-investment	—	—	25,450
Net increase in loans and leases	(100,961)	(260,981)	(474,200)
Proceeds from sales of foreclosed / repossessed assets	322	80	260
Purchases of bank owned life insurance	—	(5,710)	(7,862)
Proceeds from bank owned life insurance	5,199	1,563	—
Net cash used in investing activities	(83,682)	(259,741)	(454,436)
Cash flows from financing activities:
Net increase in deposits	328,051	383,458	462,229
Net increase (decrease) in short-term borrowings	13,230	4,875	(190,835)
Proceeds from issuance of long-term debt	50,000	—	250,000
Repayment of long-term debt	(75,000)	(85,000)	(35,000)
Proceeds from issuance of subordinated notes	50,000	—	—
Subordinated notes issuance costs	(802)	—	—
Repayment of subordinated notes	(100,000)	—	—
Payment of contingent consideration on acquisitions	(635)	(635)	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,611)	(873)	(1,232)
Purchases of treasury stock	(34,625)	(18,882)	(462)
Stock issued under dividend reinvestment and employee stock purchase plans	2,316	2,384	2,565
Proceeds from exercise of stock options	1,448	3,195	115
Cash dividends paid	(25,334)	(24,842)	(25,050)
Net cash provided by financing activities	207,038	263,680	461,695

Net increase in cash and cash equivalents	224,868	79,045	97,000
Cash and cash equivalents at beginning of year	328,844	249,799	152,799
Cash and cash equivalents at end of period	$553,712	$328,844	$249,799

	For the Years Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$200,413	$191,513	$139,600
Non cash transactions:
Transfer of loans to other real estate owned	$3,945	$407	$79
Transfer of leases to repossessed assets	143	181	—
Transfer of loans to loans held for sale	—	—	25,646
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

Note 1. Summary of Significant Accounting Policies

Organization

Univest Financial Corporation (the "Corporation") through its wholly-owned subsidiary, Univest Bank and Trust Co. (the "Bank"), is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. The Bank is the parent company of Girard Investment Services, LLC, a full-service registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm, and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency, and Univest Capital, Inc., an equipment financing business. The Bank's subsidiaries enhance the traditional banking services provided by the Bank. Additionally, 1876 Double Eagle, LLC is a subsidiary of the Corporation.
The Bank serves 19 counties in the Southeastern, Central and Western regions of Pennsylvania, three counties in New Jersey and five counties in Maryland. Additionally, the Bank provides banking services to the residents and employees of 10 retirement communities.

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

Earnings per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options to acquire common shares had been exercised and restricted stock units had vested and the hypothetical repurchases of shares to fund such option exercises and restricted stock unit vestings during the periods presented. The effects of options to issue common stock and unvested restricted stock units are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value. Antidilutive restricted stock units are those with hypothetical repurchases of shares, under the treasury stock method, with a price exceeding the average restricted stock units outstanding for the periods presented.

Cash and Cash Equivalents

The Corporation has defined those items included in the caption "Cash and due from banks" and "Interest-earning deposits with other banks" as cash and cash equivalents. Interest-earning deposits with other banks consist of deposit accounts with other financial institutions. At times, such balances exceed the FDIC limits for insurance coverage.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily until maturity. Securities available-for-sale are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of estimated income taxes. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Securities purchased with the intention of recognizing short-term profits are placed in a trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2025 or 2024.

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

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security or the issuer, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Corporation obtains its forecast data through a subscription to a widely recognized and relied upon company that publishes various forecast scenarios. Management evaluates various scenarios to determine a reasonable and supportable scenario, or a combination of scenarios, to be utilized in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.3 million at December 31, 2025 and was included within accrued interest receivable and other assets on the consolidated balance sheet. This amount was excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

At December 31, 2025 and 2024, the Bank held $14.9 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the Federal Home Loan Bank ("FHLB"), and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held $22.8 million and $23.9 million of FHLB stock at December 31, 2025 and 2024, respectively. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and periodically evaluated for impairment based on ultimate recovery of par value. The Corporation determined there was no impairment of its investments in these stocks at December 31, 2025 or 2024.

Loans Held for Sale

The Corporation may elect the fair value option for loans intended for sale in the secondary market. This election is made on a loan level basis at the time of origination. If the fair value option is not elected, loans held for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2025 and 2024, loans held for sale were accounted for under the fair value option. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.

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

Accrued interest receivable on loans and leases held for investment totaled $27.5 million at December 31, 2025 and was included within accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

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

The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan and is adjusted for prepayment or curtailment assumptions, which may shorten that contractual time period. Options to extend are considered by management in determining the contractual term.

The key inputs to the DCF model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) recovery delay, (5) reasonable and supportable economic forecasts, (6) forecast reversion period, (7) expected recoveries on charged-off loans, and (8) discount rate.

Probability of Default ("PD")

In order to incorporate economic factors into forecasting within the DCF model, management uses the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selects economic factors for each loan pool that have strong correlations to historical default rates, and reviews the economic factors selected on an annual basis. For the period ended December 31, 2025, the factors management selected were unemployment rate, GDP, and the housing pricing index.

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

Individual Evaluation

Management evaluates individual loans and leases for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. Instruments will not be included in both collective and individual analyses. Individual analysis may establish a specific reserve. All loans on nonaccrual status are individually evaluated for a specific reserve.

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

Premises and Equipment

Land is stated at cost, and premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the expected life of the related lease or the remaining estimated useful life of the asset. The estimated useful life for new buildings constructed on land owned is 40 years. For new buildings constructed on leased land or land improvements, the estimated useful life is the initial term. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts.

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

Off-balance Sheet Commitments and Reserve for Unfunded Commitments

Commitments are made to accommodate the financial needs of customers. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Corporation maintains a reserve for off-balance sheet credit exposures that are currently unfunded. Management calculates funding rates using historical loan level data. The current quarter's funding rate is subtracted from the maximum historical funding rate which is then applied to each pool's total non-cancellable available line of credit. The applicable ACL pool level loss rates for the current quarter are then applied to calculate the reserve for unfunded commitments liability each period.

The reserve for off-balance sheet credit exposures is included within accrued expenses and other liabilities on the consolidated balance sheet. Changes in the reserve for off-balance sheet credit exposures are recorded within the provision for credit losses on the consolidated statements of income.

Lease Liabilities and Right-of-Use Assets

The Corporation and its subsidiaries are obligated under non-cancelable operating leases for premises for certain financial centers and other office locations. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2025, the Corporation's leases have remaining terms of 4 months to 17 years.

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

Accounting Pronouncements Adopted in 2025

In December 2023, the Financial Accounts Standards Board (the "FASB") issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU enhances annual income tax disclosures to address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU became effective on December 15, 2025 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements Yet to Be Adopted

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative". This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Corporation does not expect the adoption of this ASU will have a material impact of the Corporation's financial statements.

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

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans." This ASU expands the population of acquired financial assets subject to the "gross-up approach" in Topic 326. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are considered to be seasoned if they were purchased more than 90 days after origination and the acquirer was not involved in the origination of the loans. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for financial statements that have not yet been issued. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU is to align hedge accounting more closely with the economics of an entity's risk management activities. This ASU addresses five issues intended to enable financial statements to better reflect certain hedging strategies by allowing entities to achieve and maintain hedge accounting for a greater number of highly effective economic hedges. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted any date on or after its issuance. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2025	2024	2023
Numerator for basic and diluted earnings per share—net income available to common shareholders	$90,757	$75,931	$71,104
Denominator for basic earnings per share—weighted-average shares outstanding	28,735	29,215	29,433
Effect of dilutive securities—stock options and restricted stock units	242	186	100
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	28,977	29,401	29,533
Basic earnings per share	$3.16	$2.60	$2.42
Diluted earnings per share	$3.13	$2.58	$2.41
Average anti-dilutive options and restricted stock units excluded from computation of diluted earnings per share	111	195	293

Note 3. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The average balances of cash on deposit at the Federal Reserve Bank of Philadelphia were $323.8 million and $207.8 million for the years ended December 31, 2025 and 2024, respectively. There were no reserve requirements at December 31, 2025 or 2024.

The Corporation maintains interest-earning deposit accounts at other financial institutions that may represent collateral requirements for credit derivatives and interest rate swap agreements. At December 31, 2025 and 2024, the Corporation had $4.5 million and $1.0 million of cash pledged for credit derivatives, respectively. See Note 18, "Derivative Instruments and Hedging Activities" for additional information.

Note 4. Investment Securities

The following tables show the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at December 31, 2025 and 2024, by contractual maturity within each type:

	At December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$514	$—	$(5)	$—	$509
After 5 years to 10 years	10,714	—	(249)	—	10,465
Over 10 years	111,796	42	(13,088)	—	98,750
	123,024	42	(13,342)	—	109,724
Total	$123,024	$42	$(13,342)	$—	$109,724
Securities Available-for-Sale
Residential mortgage-backed securities:
After 1 year to 5 years	$130	$—	$(1)	$—	$129
After 5 years to 10 years	13,829	—	(933)	—	12,896
Over 10 years	300,227	1,279	(24,951)	—	276,555
	314,186	1,279	(25,885)	—	289,580
Collateralized mortgage obligations:
After 1 year to 5 years	71	—	(1)	—	70
Over 10 years	1,371	—	(73)	—	1,298
	1,442	—	(74)	—	1,368
Corporate bonds:
Within 1 year	7,482	2	(55)	(7)	7,422
After 1 year to 5 years	75,366	129	(2,609)	(4)	72,881
	82,848	131	(2,664)	(11)	80,303
Total	$398,476	$1,410	$(28,623)	$(11)	$371,251

	At December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$1,114	$—	$(24)	$—	$1,090
After 5 years to 10 years	10,208	—	(450)	—	9,758
Over 10 years	122,789	—	(18,630)	—	104,159
	134,111	—	(19,104)	—	115,007
Total	$134,111	$—	$(19,104)	$—	$115,007
Securities Available-for-Sale
State and political subdivisions:
Within 1 year	$1,300	$—	$(5)	$—	$1,295
	1,300	—	(5)	—	1,295
Residential mortgage-backed securities:
Within 1 year	20	—	—	—	20
After 1 year to 5 years	298	—	(6)	—	292
After 5 years to 10 years	11,260	—	(791)	—	10,469
Over 10 years	311,126	119	(38,645)	—	272,600
	322,704	119	(39,442)	—	283,381
Collateralized mortgage obligations:
After 1 year to 5 years	155	—	(4)	—	151
Over 10 years	1,663	—	(129)	—	1,534
	1,818	—	(133)	—	1,685
Corporate bonds:
Within 1 year	5,905	5	(58)	(6)	5,846
After 1 year to 5 years	10,924	16	(303)	(31)	10,606
After 5 years to 10 years	60,000	—	(4,650)	(802)	54,548
	76,829	21	(5,011)	(839)	71,000
Total	$402,651	$140	$(44,591)	$(839)	$357,361

Gross unrealized gains and losses on available-for-sale securities are recognized in accumulated other comprehensive income (loss) and changes in the allowance for credit loss are recorded through provision for credit loss expense. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $439.4 million and $424.8 million at December 31, 2025 and 2024, respectively, were pledged to secure public funds deposits and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at December 31, 2025 or 2024.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Securities available-for-sale:
Proceeds from sales	$—	$505	$—
Gross realized gains on sales	—	18	—
Tax expense related to net realized gains on sales	—	4	—

At December 31, 2025 and 2024, there were no reportable investments in any single issuer representing more than 10% of shareholders' equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2025
Securities Held-to-Maturity
Residential mortgage-backed securities	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Total	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Securities Available-for-Sale
Residential mortgage-backed securities	$15,254	$(42)	$189,259	$(25,843)	$204,513	$(25,885)
Collateralized mortgage obligations	—	—	1,368	(74)	1,368	(74)
Corporate bonds	—	—	57,409	(2,591)	57,409	(2,591)
Total	$15,254	$(42)	$248,036	$(28,508)	$263,290	$(28,550)

At December 31, 2024
Securities Held-to-Maturity
Residential mortgage-backed securities	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Total	$2,566	$(50)	$112,441	$(19,054)	$115,007	$(19,104)
Securities Available-for-Sale
Residential mortgage-backed securities	65,044	(905)	205,071	(38,537)	270,115	(39,442)
Collateralized mortgage obligations	—	—	1,685	(133)	1,685	(133)
Total	$65,044	$(905)	$206,756	$(38,670)	$271,800	$(39,575)

At December 31, 2025, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $102.8 million, including unrealized losses of $13.3 million. These holdings were comprised of 87 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the years ended December 31, 2025 or 2024.

At December 31, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $263.3 million, including unrealized losses of $28.6 million. These holdings were comprised of: (1) 100 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) six investment grade corporate bonds, and (3) two collateralized mortgage obligation bonds . The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the unrealized loss of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.3 million at December 31, 2025 and was included within accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a rollforward by major security type for the years ended December 31, 2025 and 2024 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
For the Year Ended December 31, 2025
Securities Available-for-Sale
Beginning balance	$(839)
Additions for securities for which no previous expected credit losses were recognized	(2)
Change in securities for which a previous expected credit loss was recognized	830
Ending balance	$(11)

For the Year Ended December 31, 2024
Securities Available-for-Sale
Beginning balance	$(731)
Additions for securities for which no previous expected credit losses were recognized	(3)
Change in securities for which a previous expected credit loss was recognized	(105)
Ending balance	$(839)

At December 31, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $6.9 million, including unrealized losses of $84 thousand, and allowance for credit losses of $11 thousand. These holdings were comprised of 14 investment grade corporate bonds, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

During the year ended December 31, 2025, $719 thousand of allowance credit for losses was reversed on six investment grade corporate bonds. These six investment grade corporate bonds were issued by Global Systemically Important Banks ("G-SIBs") and Domestic Systemically Important Banks, which hold a significant amount of excess capital to address a systemic event. As such, these banks were excluded from the allowance for credit loss on investments as the credit risk within this portfolio was deemed to be de minimis. The G-SIBs are evaluated and confirmed annually by the Financial Stability Board and a formal list is published and available each November.

The following is a summary of unrealized and realized gains and losses of equity securities recognized in other noninterest income in the consolidated statements of income during the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024
Equity Securities:
Net gains (losses) recognized during the period	$—	$68
Less: Net gains recognized during the period on equity securities sold during the period	—	68
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$—	$—

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2025	2024
Commercial, financial and agricultural	$1,027,434	$1,037,835
Real estate-commercial	3,621,536	3,530,451
Real estate-construction	306,793	274,483
Real estate-residential secured for business purpose	554,178	536,095
Real estate-residential secured for personal purpose	959,610	994,972
Real estate-home equity secured for personal purpose	200,394	186,836
Loans to individuals	12,793	21,250
Lease financings	232,066	244,661
Total loans and leases held for investment, net of deferred income	6,914,804	6,826,583
Less: Allowance for credit losses, loans and leases	(88,165)	(87,091)
Net loans and leases held for investment	$6,826,639	$6,739,492

Imputed interest on lease financings, included in the above table	$(30,646)	$(31,927)
Net deferred costs, included in the above table	6,194	6,992
Overdraft deposits included in the above table	153	104

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at December 31, 2025 and 2024:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2025
Commercial, financial and agricultural	$1,142	$749	$—	$1,891	$1,021,268	$1,023,159	$4,275	$1,027,434
Real estate—commercial real estate and construction:
Commercial real estate	3,943	4,236	—	8,179	3,611,002	3,619,181	2,355	3,621,536
Construction	380	—	—	380	305,678	306,058	735	306,793
Real estate—residential and home equity:
Residential secured for business purpose	781	1,029	—	1,810	550,651	552,461	1,717	554,178
Residential secured for personal purpose	5,500	—	—	5,500	951,892	957,392	2,218	959,610
Home equity secured for personal purpose	2,021	427	—	2,448	196,290	198,738	1,656	200,394
Loans to individuals	148	63	7	218	12,575	12,793	—	12,793
Lease financings	706	452	82	1,240	230,039	231,279	787	232,066
Total	$14,621	$6,956	$89	$21,666	$6,879,395	$6,901,061	$13,743	$6,914,804

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2024
Commercial, financial and agricultural	$1,750	$723	$—	$2,473	$1,031,567	$1,034,040	$3,795	$1,037,835
Real estate—commercial real estate and construction:
Commercial real estate	415	2,919	—	3,334	3,524,438	3,527,772	2,679	3,530,451
Construction	3,659	—	—	3,659	270,824	274,483	—	274,483
Real estate—residential and home equity:
Residential secured for business purpose	1,077	—	—	1,077	534,432	535,509	586	536,095
Residential secured for personal purpose	3,040	—	—	3,040	988,127	991,167	3,805	994,972
Home equity secured for personal purpose	1,063	309	—	1,372	184,273	185,645	1,191	186,836
Loans to individuals	187	59	24	270	20,980	21,250	—	21,250
Lease financings	1,026	502	297	1,825	242,225	244,050	611	244,661
Total	$12,217	$4,512	$321	$17,050	$6,796,866	$6,813,916	$12,667	$6,826,583

During the second quarter of 2025, a $23.7 million commercial loan relationship was placed on nonaccrual status due to, among other things, suspected fraud. Subsequent to the relationship being placed on nonaccrual status, a $7.3 million charge-off was recognized during the second quarter. During the third quarter of 2025, a $1.4 million residential property associated with this relationship was transferred to other real estate owned. During the fourth quarter of 2025, loans totaling $13.9 million related to this relationship were paid off and a $449 thousand recovery was recognized. At December 31, 2025, the carrying value of the $1.4 million other real estate owned asset is supported by the appraised value of real estate collateral.

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases at December 31, 2025 and 2024.

	At December 31,
	2025			2024
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$4,275	$—	$4,275	$3,795	$—	$3,795
Real estate—commercial real estate and construction:
Commercial real estate	2,355	—	2,355	2,679	—	2,679
Construction	735	—	735	—	—	—
Real estate—residential and home equity:
Residential secured for business purpose	1,717	—	1,717	586	—	586
Residential secured for personal purpose	2,218	—	2,218	3,805	—	3,805
Home equity secured for personal purpose	1,656	—	1,656	1,191	—	1,191
Loans to individuals	—	7	7	—	24	24
Lease financings	787	82	869	611	297	908
Total	$13,743	$89	$13,832	$12,667	$321	$12,988

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of December 31, 2025 and 2024.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At December 31, 2025
Commercial, financial and agricultural	$154	$4,121	$4,275	$—
Real estate-commercial	1,995	360	2,355	—
Real estate-construction	735	—	735	—
Real estate-residential secured for business purpose	1,666	51	1,717	—
Real estate-residential secured for personal purpose	2,218	—	2,218	—
Real estate-home equity secured for personal purpose	1,570	86	1,656	—
Loans to individuals	—	—	—	7
Lease financings	—	787	787	82
Total	$8,338	$5,405	$13,743	$89
At December 31, 2024
Commercial, financial and agricultural	$187	$3,608	$3,795	$—
Real estate-commercial	1,834	845	2,679	—
Real estate-residential secured for business purpose	586	—	586	—
Real estate-residential secured for personal purpose	3,805	—	3,805	—
Real estate-home equity secured for personal purpose	1,191	—	1,191	—
Loans to individuals	—	—	—	24
Lease financings	—	611	611	297
Total	$7,603	$5,064	$12,667	$321

For the years ended December 31, 2025 and 2024, $88 thousand and $102 thousand of interest income was recognized on nonaccrual loans and leases, respectively.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2025 and 2024.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2025
Commercial, financial and agricultural	$1,907	$1,937	$431	$4,275
Real estate-commercial	2,355	—	—	2,355
Real estate-construction	735	—	—	735
Real estate-residential secured for business purpose	1,666	51	—	1,717
Real estate-residential secured for personal purpose	2,218	—	—	2,218
Real estate-home equity secured for personal purpose	1,656	—	—	1,656
Lease financings	—	787	—	787
Total	$10,537	$2,775	$431	$13,743

(Dollars in thousands)	Real Estate	Other (1)	None	Total
At December 31, 2024
Commercial, financial and agricultural	$1,521	$1,843	$431	$3,795
Real estate-commercial	2,661	—	18	2,679
Real estate-residential secured for business purpose	586	—	—	586
Real estate-residential secured for personal purpose	3,805	—	—	3,805
Real estate-home equity secured for personal purpose	1,191	—	—	1,191
Lease financings	—	611	—	611
Total	$9,764	$2,454	$449	$12,667
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed or fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary, based on their performance, primarily when such loans are delinquent. Commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality key risk indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2025. The following is a description of the internal risk ratings, and the likelihood of loss related to the credit quality of commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at December 31, 2025 and 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2025
Commercial, financial and agricultural
Risk Rating
1. Pass	$190,229	$100,720	$38,778	$37,042	$68,428	$48,061	$449,957	$982	$934,197
2. Special Mention	700	812	2,452	1,406	—	643	12,391	—	18,404
3. Substandard	485	4,286	6,849	20,078	5,512	154	37,469	—	74,833
Total	$191,414	$105,818	$48,079	$58,526	$73,940	$48,858	$499,817	$982	$1,027,434
Current period gross charge-offs	$18	$—	$2,135	$8	$265	$585	$7,260	$—	$10,271

Real estate-commercial
Risk Rating
1. Pass	$705,601	$395,166	$389,163	$859,503	$507,262	$631,928	$100,794	$—	$3,589,417
2. Special Mention	2,432	2,914	807	—	1,735	—	—	—	7,888
3. Substandard	429	1,010	187	5,435	246	16,924	—	—	24,231
Total	$708,462	$399,090	$390,157	$864,938	$509,243	$648,852	$100,794	$—	$3,621,536
Current period gross charge-offs	$—	$—	$—	$601	$582	$—	$—	$—	$1,183

Real estate-construction
Risk Rating
1. Pass	$166,806	$42,023	$43,121	$28,330	$1,718	$2,434	$13,477	$—	$297,909
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	3,641	2,545	—	639	2,059	—	8,884
Total	$166,806	$42,023	$46,762	$30,875	$1,718	$3,073	$15,536	$—	$306,793

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$114,828	$80,784	$81,481	$117,108	$94,503	$29,906	$33,062	$—	$551,672
2. Special Mention	—	—	—	507	—	—	50	—	557
3. Substandard	—	149	232	—	360	1,083	125	—	1,949
Total	$114,828	$80,933	$81,713	$117,615	$94,863	$30,989	$33,237	$—	$554,178

Totals By Risk Rating
1. Pass	$1,177,464	$618,693	$552,543	$1,041,983	$671,911	$712,329	$597,290	$982	$5,373,195
2. Special Mention	3,132	3,726	3,259	1,913	1,735	643	12,441	—	26,849
3. Substandard	914	5,445	10,909	28,058	6,118	18,800	39,653	—	109,897
Total	$1,181,510	$627,864	$566,711	$1,071,954	$679,764	$731,772	$649,384	$982	$5,509,941
Total current period gross charge-offs	$18	$—	$2,135	$609	$847	$585	$7,260	$—	$11,454

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2024
Commercial, financial and agricultural
Risk Rating
1. Pass	$232,925	$73,453	$68,205	$95,135	$16,403	$44,329	$411,413	$871	$942,734
2. Special Mention	3,622	6,489	24,423	166	5	—	27,106	—	61,811
3. Substandard	—	500	1,975	6,623	—	6,401	17,791	—	33,290
Total	$236,547	$80,442	$94,603	$101,924	$16,408	$50,730	$456,310	$871	$1,037,835

Real estate-commercial
Risk Rating
1. Pass	$506,644	$441,802	$882,071	$581,693	$538,539	$471,734	$81,145	$—	$3,503,628
2. Special Mention	1,763	—	716	—	3,028	12,213	—	—	17,720
3. Substandard	—	—	2,662	827	1,402	1,317	2,895	—	9,103
Total	$508,407	$441,802	$885,449	$582,520	$542,969	$485,264	$84,040	$—	$3,530,451

Real estate-construction
Risk Rating
1. Pass	$109,627	$71,770	$58,072	$4,226	$1,700	$1,899	$19,636	$—	$266,930
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	248	—	4,095	—	2,403	—	807	—	7,553
Total	$109,875	$71,770	$62,167	$4,226	$4,103	$1,899	$20,443	$—	$274,483

Real estate-residential secured for business purpose
Risk Rating
1. Pass	$93,976	$95,743	$137,406	$104,156	$48,495	$21,937	$31,922	$—	$533,635
2. Special Mention	547	239	—	683	405	—	—	—	1,874
3. Substandard	—	—	—	—	548	38	—	—	586
Total	$94,523	$95,982	$137,406	$104,839	$49,448	$21,975	$31,922	$—	$536,095

Totals By Risk Rating
1. Pass	$943,172	$682,768	$1,145,754	$785,210	$605,137	$539,899	$544,116	$871	$5,246,927
2. Special Mention	5,932	6,728	25,139	849	3,438	12,213	27,106	—	81,405
3. Substandard	248	500	8,732	7,450	4,353	7,756	21,493	—	50,532
Total	$949,352	$689,996	$1,179,625	$793,509	$612,928	$559,868	$592,715	$871	$5,378,864

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2025 or 2024.

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings. The Corporation reviews credit quality indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2025. Loans and leases past due 90 days or more and loans and leases on nonaccrual status are considered nonperforming. Nonperforming loans and leases are reviewed monthly. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due.

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at December 31, 2025 and 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2025
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$34,439	$29,536	$190,287	$333,364	$183,622	$186,144	$—	$957,392
2. Nonperforming	—	—	—	1,824	—	394	—	2,218
Total	$34,439	$29,536	$190,287	$335,188	$183,622	$186,538	$—	$959,610
Current period gross charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$468	$232	$257	$1,654	$311	$1,162	$194,654	$198,738
2. Nonperforming	—	—	—	—	—	—	1,656	1,656
Total	$468	$232	$257	$1,654	$311	$1,162	$196,310	$200,394

Loans to individuals
Payment Performance
1. Performing	$1,696	$1,268	$464	$181	$26	$486	$8,665	$12,786
2. Nonperforming	—	—	—	—	—	7	—	7
Total	$1,696	$1,268	$464	$181	$26	$493	$8,665	$12,793
Current period gross charge-offs	$170	$122	$74	$13	$—	$—	$351	$730

Lease financings
Payment Performance
1. Performing	$77,223	$63,335	$54,777	$25,549	$8,253	$2,060	$—	$231,197
2. Nonperforming	293	67	236	233	26	14	—	869
Total	$77,516	$63,402	$55,013	$25,782	$8,279	$2,074	$—	$232,066
Current period gross charge-offs	$—	$201	$247	$164	$101	$90	$41	$844

Totals by Payment Performance
1. Performing	$113,826	$94,371	$245,785	$360,748	$192,212	$189,852	$203,319	$1,400,113
2. Nonperforming	293	67	236	2,057	26	415	1,656	4,750
Total	$114,119	$94,438	$246,021	$362,805	$192,238	$190,267	$204,975	$1,404,863
Total current period gross charge-offs	$170	$323	$321	$177	$101	$132	$392	$1,616

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2024
Real estate-residential secured for personal purpose
Payment Performance
1. Performing	$25,908	$203,136	$356,506	$195,727	$121,743	$88,147	$—	$991,167
2. Nonperforming	—	—	142	37	2,836	790	—	3,805
Total	$25,908	$203,136	$356,648	$195,764	$124,579	$88,937	$—	$994,972

Real estate-home equity secured for personal purpose
Payment Performance
1. Performing	$354	$352	$2,260	$402	$326	$1,201	$180,750	$185,645
2. Nonperforming	—	—	21	—	—	—	1,170	1,191
Total	$354	$352	$2,281	$402	$326	$1,201	$181,920	$186,836

Loans to individuals
Payment Performance
1. Performing	$2,008	$963	$459	$300	$19	$610	$16,867	$21,226
2. Nonperforming	—	—	—	—	—	24	—	24
Total	$2,008	$963	$459	$300	$19	$634	$16,867	$21,250

Lease financings
Payment Performance
1. Performing	$83,360	$82,634	$46,986	$23,088	$5,989	$1,696	$—	$243,753
2. Nonperforming	197	168	473	32	25	13	—	908
Total	$83,557	$82,802	$47,459	$23,120	$6,014	$1,709	$—	$244,661

Totals by Payment Performance
1. Performing	$111,630	$287,085	$406,211	$219,517	$128,077	$91,654	$197,617	$1,441,791
2. Nonperforming	197	168	636	69	2,861	827	1,170	5,928
Total	$111,827	$287,253	$406,847	$219,586	$130,938	$92,481	$198,787	$1,447,719

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at December 31, 2025 or 2024.

Allowance for Credit Losses on Loan and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the years ended December 31, 2025, 2024 and 2023. There were no changes to the reasonable and supportable forecast period and the reversion period, or any other significant methodology changes during the year ended December 31, 2025.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance

For the Year Ended December 31, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,079	$9,348	$(10,271)	$1,827	$16,983
Real estate-commercial	46,867	1,446	(1,183)	36	47,166
Real estate-construction	4,924	551	—	—	5,475
Real estate-residential secured for business purpose	7,491	109	—	—	7,600
Real estate-residential secured for personal purpose	7,222	(846)	(42)	7	6,341
Real estate-home equity secured for personal purpose	1,706	(70)	—	2	1,638
Loans to individuals	342	681	(730)	55	348
Lease financings	2,460	973	(844)	25	2,614
Total	$87,091	$12,192	$(13,070)	$1,952	$88,165

For the Year Ended December 31, 2024
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$13,699	$4,709	$(2,926)	$597	$16,079
Real estate-commercial	45,849	1,039	(35)	14	46,867
Real estate-construction	6,543	(1,119)	(500)	—	4,924
Real estate-residential secured for business purpose	8,692	(1,436)	—	235	7,491
Real estate-residential secured for personal purpose	6,349	739	—	134	7,222
Real estate-home equity secured for personal purpose	1,289	371	—	46	1,706
Loans to individuals	392	778	(921)	93	342
Lease financings	2,574	425	(651)	112	2,460
Total	$85,387	$5,506	$(5,033)	$1,231	$87,091

For the Year Ended December 31, 2023
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,920	$1,289	$(4,877)	$367	$13,699
Real estate-commercial	41,673	4,213	(50)	13	45,849
Real estate-construction	4,952	1,797	(207)	1	6,543
Real estate-residential secured for business purpose	7,054	1,503	(50)	185	8,692
Real estate-residential secured for personal purpose	3,685	2,664	—	—	6,349
Real estate-home equity secured for personal purpose	1,287	4	(85)	83	1,289
Loans to individuals	351	467	(507)	81	392
Lease financings	3,082	(157)	(410)	59	2,574
Total	$79,004	$11,780	$(6,186)	$789	$85,387

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at December 31, 2025 and 2024:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At December 31, 2025
Commercial, financial and agricultural	$2,515	$14,468	$16,983	$4,275	$1,023,159	$1,027,434
Real estate-commercial	154	47,012	47,166	2,355	3,619,181	3,621,536
Real estate-construction	—	5,475	5,475	735	306,058	306,793
Real estate-residential secured for business purpose	51	7,549	7,600	1,717	552,461	554,178
Real estate-residential secured for personal purpose	—	6,341	6,341	2,218	957,392	959,610
Real estate-home equity secured for personal purpose	42	1,596	1,638	1,656	198,738	200,394
Loans to individuals	—	348	348	—	12,793	12,793
Lease financings	260	2,354	2,614	260	231,806	232,066
Total	$3,022	$85,143	$88,165	$13,216	$6,901,588	$6,914,804
At December 31, 2024
Commercial, financial and agricultural	$1,922	$14,157	$16,079	$3,795	$1,034,040	$1,037,835
Real estate-commercial	23	46,844	46,867	2,679	3,527,772	3,530,451
Real estate-construction	—	4,924	4,924	—	274,483	274,483
Real estate-residential secured for business purpose	—	7,491	7,491	586	535,509	536,095
Real estate-residential secured for personal purpose	—	7,222	7,222	3,805	991,167	994,972
Real estate-home equity secured for personal purpose	—	1,706	1,706	1,191	185,645	186,836
Loans to individuals	—	342	342	—	21,250	21,250
Lease financings	—	2,460	2,460	—	244,661	244,661
Total	$1,945	$85,146	$87,091	$12,056	$6,814,527	$6,826,583

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024:

	Term Extension
	For the Years Ended December 31,
	2025				2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	8	$17,454	1.70%	$152	1	$4,925	0.47%	$9
Real estate—commercial	—	—	—	—	4	7,927	0.22	20
Real estate—construction	1	2,545	0.83	1	—	—	—	—
Total	9	$19,999		$153	5	$12,852		$29

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$429	0.01%	$—	—	$—	—%	$—
Total	1	$429		$—	—	$—		$—

	Other-Than-Insignificant Payment Delay
	For the Years Ended December 31,
	2025				2024
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	—	$—	—%	$—	2	$6,667	0.64%	$12
Total	—	$—		$—	2	$6,667		$12
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
*Amortized cost excludes $124 thousand and $126 thousand of accrued interest receivable on modified loans for the years ended December 31, 2025 and 2024, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect
For the Year Ended December 31, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	8	Added a weighted-average 12 months to the life of the loans, which reduced monthly payment amount for the borrowers.	—
Real estate—construction	1	Added 9 months to the life of the loan, which reduced monthly payment amounts for the borrower.	—
Total	9		—

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	Added 8 months to the life of loan, which reduced monthly payment amount for the borrower.	—
Total	1		—

For the Year Ended December 31, 2024
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 8 months to the life of the loan, which reduced monthly payment amount for the borrower.	2	Provided 3-month payment deferrals to assist borrowers.
Real estate—commercial	4	Added a weighted-average 12 months to the life of loans, which reduced monthly payment amount for the borrowers.	—
Total	5		2

Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—

The following presents, by class of loan, the amortized cost of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that had a payment default subsequent to modification during the years ended December 31, 2025 and 2024 and were modified in the 12 months prior to that default.

	For the Years Ended December 31,
	2025		2024
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	—	$—	1	$1,849
Total	—	$—	1	$1,849
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—	—	$—

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of December 31, 2025 and 2024.

	At December 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$17,454	$—	$—	$17,454
Real estate—construction	2,545	—	—	2,545
Total	$19,999	$—	$—	$19,999
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	$429	$—	$—	$429
Total	$429	$—	$—	$429

	At December 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$11,592	$—	$—	$11,592
Real estate—commercial	7,927	—	—	7,927
Total	$19,519	$—	$—	$19,519
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	$—	$—	$—	$—
As of December 31, 2025 and 2024, the Bank had $1.5 million and $1.0 million, respectively, of commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified in the tables above.
The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at December 31, 2025 or 2024.

(Dollars in thousands)	At December 31, 2025	At December 31, 2024
Real estate-residential secured for personal purpose	$3,641	$3,095
Real estate-home equity secured for personal purpose	328	125
Total	$3,969	$3,220

The following presents foreclosed residential real estate property included in other real estate owned at December 31, 2025 or 2024.

(Dollars in thousands)	At December 31, 2025	At December 31, 2024
Foreclosed residential real estate	$3,981	$234

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At December 31, 2025	At December 31, 2024
2025	N/A	$91,125
2026	94,185	76,977
2027	73,655	56,881
2028	49,277	32,899
2029	28,148	12,101
2030	11,337	1,641
Thereafter	1,729	323
Total future minimum lease payments receivable	258,331	271,947
Plus: Unguaranteed residual	1,446	1,485
Plus: Initial direct costs	2,935	3,156
Less: Imputed interest	(30,646)	(31,927)
Lease financings	$232,066	$244,661

Note 6. Premises and Equipment

The following table reflects the components of premises, equipment and computer software:

	At December 31,
(Dollars in thousands)	2025	2024
Land and land improvements	$11,415	$11,487
Premises and improvements	48,560	50,277
Furniture, equipment and computer software	27,914	33,809
Total cost	87,889	95,573
Less: accumulated depreciation	(42,335)	(48,902)
Net book value	$45,554	$46,671

Note 7. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performs an annual test of goodwill for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of goodwill during 2023 through 2025.

Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2025 and 2024 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2023	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2024	138,476	15,434	21,600	175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at December 31, 2025	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also performs an annual test of core deposit and customer-related intangibles for impairment during the fourth quarter of each year. The Corporation concluded there was no impairment of core deposit and customer-related intangibles during 2023 through 2025.

The amortization of core deposit and customer-related intangibles for the years ended December 31, 2025, 2024 and 2023 was $469 thousand, $648 thousand and $845 thousand, respectively.

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2025			At December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$5,268	$5,220	$48	$6,788	$6,597	$191
Customer-related intangibles	2,476	1,674	802	2,476	1,348	1,128
Servicing rights	12,985	6,507	6,478	12,274	5,284	6,990
Total amortized intangible assets	$20,729	$13,401	$7,328	$21,538	$13,229	$8,309
(1) Included within accumulated amortization is a valuation allowance of $307 thousand and $7 thousand on servicing rights at December 31, 2025 and 2024, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2026		$318
2027		216
2028		161
2029		105
2030		50
Total		$850

The aggregate fair value of servicing rights was $10.3 million and $12.7 million at December 31, 2025 and 2024, respectively. The fair value of these rights was determined using a discount rate of 11.3% at December 31, 2025 and 11.0% at December 31, 2024.

Changes in the servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Beginning of period	$6,990	$8,982	$8,572
Servicing rights capitalized	1,613	2,724	1,946
Amortization of servicing rights	(1,825)	(1,341)	(1,443)
Sold servicing rights	—	(3,466)	—
Changes in valuation allowance	(300)	91	(93)
End of period	$6,478	$6,990	$8,982
Loans serviced for others	$1,069,216	$1,032,011	$1,630,032
The change in loans serviced for others from December 31, 2023 to December 31, 2024 was primarily related to the sale of mortgage servicing rights associated with $591.1 million of serviced loans in the first quarter of 2024.

Activity in the valuation allowance for servicing rights are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Valuation allowance, beginning of period	$(7)	$(98)	$(5)
Additions	(300)	—	(93)
Reductions	—	91	—
Valuation allowance, end of period	$(307)	$(7)	$(98)

The estimated amortization expense of servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousand)	Amount
2026		$1,367
2027		1,065
2028		842
2029		675
2030		544
Thereafter		1,985
Total		$6,478

Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2025	2024
Other real estate owned and repossessed assets	$23,990	$20,217
Accrued interest receivable	29,646	28,651
Accrued income and other receivables	6,134	7,384
Retirement plans	14,610	10,154
Fair market value of derivative financial instruments	331	226
Other prepaid expenses	13,542	12,517
Current income tax receivable	679	582
Net deferred tax assets	15,825	21,295
Other	8,216	11,072
Total accrued interest receivable and other assets	$112,973	$112,098

Note 9. Deposits

Deposits and their respective weighted average interest rate at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025		2024
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,431,974	—%	$1,414,635
Demand deposits	2.90	3,478,924	3.25	3,186,597
Savings deposits	0.70	762,130	0.44	704,321
Time deposits	3.83	1,414,285	4.40	1,453,706
Total	2.27%	$7,087,313	2.52%	$6,759,259

Deposits are insured up to applicable limits set by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $281.9 million and $276.0 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Due in 2026		$960,028
Due in 2027		212,074
Due in 2028		167,266
Due in 2029		73,096
Due in 2030		1,441
Thereafter		380
Total		$1,414,285

Note 10. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2025
Short-term borrowings:
Federal funds purchased	$—	—%	$—	$291	4.57%
Customer repurchase agreements	24,411	0.05	24,411	10,821	0.05

Long-term debt:
FHLB advances	$200,000	4.20%	$200,000	$204,452	4.29%
Subordinated notes	98,867	6.98	149,581	139,584	6.79

2024
Short-term borrowings:
FHLB borrowings	$—	—%	$16,000	$201	5.79%
Federal funds purchased	—	—	60,000	4,126	5.63
Customer repurchase agreements	11,181	0.05	14,101	9,376	0.05

Long-term debt:
FHLB advances	$225,000	4.35%	$310,000	$253,730	4.31%
Security repurchase agreements	—	—	—	3	—
Subordinated notes	149,261	6.08	149,261	149,007	6.12

The Corporation, through the Bank, has a credit facility with the FHLB that had a maximum borrowing capacity of approximately $3.4 billion and $3.3 billion at December 31, 2025 and 2024, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. At December 31, 2025 and 2024, the Bank had outstanding short-term letters of credit with the FHLB totaling $1.4 billion and $1.3 billion, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank's qualifying collateral assets as well as the FHLB's internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.9 billion and $1.7 billion at December 31, 2025 and 2024, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia to provide access to the Discount Window Lending program. The Bank participates in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Window Lending program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities was $380.2 million and $397.2 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At December 31, 2025 and 2024, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.8 billion and $3.7 billion of committed borrowing capacity at December 31, 2025 and 2024, respectively, of which $2.3 billion and $2.1 billion was available as of December 31, 2025 and 2024, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $457.0 million and $468.0 million at December 31, 2025 and 2024, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2025	Weighted Average Rate
2026	$100,000	4.29%
2027	25,000	3.99
2028	40,000	4.33
2029	25,000	3.91
2030	10,000	3.94
Thereafter	—	—
Total	$200,000	4.20%

Subordinated Notes
On November 15, 2022, the Corporation issued $50.0 million aggregate principal amount of 7.25% fixed-to-floating rate subordinated notes due 2032 (the "2022 Notes") in an underwritten public offering. The net proceeds of the offering approximated $49.0 million. The 2022 Notes bear interest at a fixed rate of 7.25%, payable semi-annually in arrears for a five-year period. The last interest payment date for the fixed rate period will be November 15, 2027. From and including November 15, 2027 to, but excluding, November 15, 2032 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 309.8 basis points, payable quarterly in arrears, commencing on February 15, 2028. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate will be deemed to be zero. The Corporation may redeem the 2022 Notes (i) in whole or in part beginning with the interest payment date of November 15, 2027, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time within 90 days upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.

On November 6, 2025, the Corporation issued $50.0 million aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2035 (the "2025 Notes") in a private placement transaction. Subsequently, the Corporation has taken certain actions to provide for the exchange of the 2025 Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the 2025 Notes. The net proceeds of the offering approximated $49.2 million. The 2025 Notes bear interest at a fixed rate of 6.00%, payable semi-annually in arrears for a five-year period. The last interest payment date for the fixed rate period will be May 15, 2030. From and including November 15, 2030 to, but excluding, November 15, 2035 or the date of earlier redemption, the Notes will bear interest at an annual floating rate of interest equivalent to the Benchmark rate, which is expected to be the Three-Month Term SOFR, plus 261.5 basis points, payable quarterly in arrears, commencing on February 15, 2031. Notwithstanding the foregoing, if the Benchmark rate is less than zero, the Benchmark rate will be deemed to be zero. The Corporation may redeem the 2025 Notes (i) in whole or in part beginning with the interest payment date of November 15, 2030, and on any interest payment date thereafter or (ii) in whole, but not in part, at any time upon certain other events. The redemption price for any redemption is 100% of the principal amount of the subordinated notes being redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the subordinated notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.

Subordinated notes qualify as Tier 2 capital for regulatory capital purposes for the first five years of the notes' terms. The Tier 2 capital benefit is phased out at 20% per year after the fifth year (from years six to ten) and have no benefit in the tenth year.

Note 11. Accrued Interest Payable and Other Liabilities

The following table provides the details of accrued interest payable and other liabilities:

	At December 31,
(Dollars in thousands)	2025	2024
Accrued compensation costs	$16,220	$17,115
Retirement plans	1,957	2,245
Accrued interest payable	15,632	26,160
Accrued expenses and other payables	6,211	5,999
Other reserves	5,323	4,904
Contingent consideration liability	—	635
Other liabilities fair value of derivative financial instruments	221	67
Current income taxes payable	1,009	—
Accounts payable	4,552	5,230
Other	3,332	2,575
Total accrued interest payable and other liabilities	$54,457	$64,930
Note 12. Income Taxes

Income taxes paid to federal and state jurisdictions consisted of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Federal	$19,200	$17,975	$19,300
Foreign	—	—	—
State	1,934	2,699	1,740
Total	$21,134	$20,674	$21,040

State income taxes paid, net of refunds, exceeded 5 percent of total income taxes paid, net of refunds, in the following jurisdiction:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
State:
New Jersey	$1,410	$1,929	*

*Jurisdiction below the threshold for the period presented.

The components of pre-tax income are related to domestic activities. The Corporation did not have any foreign operations. The provision income taxes from continuing operations included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current:
Federal	$20,002	$18,535	$16,775
State	2,083	2,105	1,520
Total current expense	$22,085	$20,640	$18,295

Deferred:
Federal	465	(1,048)	(609)
State	43	(223)	(101)
Total deferred expense	$508	$(1,271)	$(710)
Total income tax expense from continuing operations	$22,593	$19,369	$17,585

The Corporation did not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024 or 2023.

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2025		2024		2023
US Federal Statutory Tax Rate	$23,804	21.0%	$20,013	21.0%	$18,625	21.0%

State and local income taxes, net of federal benefit*	1,680	1.5	1,487	1.5	1,121	1.3

Nontaxable or nondeductible items
Tax-exempt interest income, net of disallowance	(2,034)	(1.8)	(1,741)	(1.8)	(1,648)	(1.9)
Increase in value of bank owned life insurance assets	(1,224)	(1.1)	(810)	(0.8)	(669)	(0.8)
Other	518	0.5	391	0.4	349	0.4

Other adjustments	(151)	(0.2)	29	—	(193)	(0.2)
Effective tax rate	$22,593	19.9%	$19,369	20.3%	$17,585	19.8%
*State taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA enacts significant changes to U.S. federal income tax law, including both individual and business tax provisions. The OBBBA introduced new and enhanced business tax credits, modified the deduction for qualified business income, and made permanent the increased Section 179 expensing limits. The OBBBA also terminated or phased out a number of energy-related credits and deductions, and increased the reporting threshold for certain information returns. Most of the corporate tax provisions are effective for tax years beginning after December 31, 2025, unless otherwise specified. The Corporation has evaluated the impact of the OBBBA as of December 31, 2025, and determined that the new law did not have a material impact on the Corporation's income taxes for the year ended December 31, 2025. The Corporation will continue to monitor for further guidance and assess the impact of these changes on its financial statements in subsequent periods.

Retained earnings included $6.0 million at December 31, 2025, 2024 and 2023, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Small Business Job Protection Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Corporation pays a cash dividend in excess of cumulative retained earnings or liquidates.

At December 31, 2025 and 2024, the Corporation had no material unrecognized tax benefits or accrued interest and penalties recorded. Interest and penalties are recorded in noninterest expense in the year they are assessed. For tax purposes, interest is treated as a deductible expense and penalties are treated as a non-deductible expense.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the Commonwealth of Pennsylvania and various other state and local jurisdictions. The Corporation and its subsidiaries are generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2022.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category.

The Corporation has a state net operating loss carry-forward of $126.0 million which will begin to expire in 2026 if not utilized. A valuation allowance of $4.5 million and $4.0 million at December 31, 2025 and 2024, respectively, was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Other than the valuation allowance on certain state deferred tax assets, management has determined that no additional valuation allowance is necessary for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

The assets and liabilities giving rise to the Corporation's deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses, loans and leases	$19,661	$19,447
Deferred compensation	1,601	1,693
Actuarial adjustments on retirement benefits*	892	1,715
State net operating losses	4,968	4,285
Net unrealized holding losses on securities available-for-sale and swaps*	5,883	9,984
Lease liability	6,361	7,029
Other deferred tax assets	2,902	2,775
Gross deferred tax assets	42,268	46,928
Valuation allowance	(4,496)	(3,959)
Total deferred tax assets, net of valuation allowance	37,772	42,969
Deferred tax liabilities:
Mortgage servicing rights	1,206	1,350
Retirement plans	4,907	4,768
Deferred loan fees and costs	1,521	1,549
Acquisition-related fair value adjustments	493	554
Intangible assets	5,313	4,843
Depreciation	1,200	1,123
Right of use asset	5,751	6,369
Other deferred tax liabilities	1,518	1,118
Total deferred tax liabilities	21,909	21,674
Net deferred tax assets	$15,863	$21,295
*Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

Note 13. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$44,770	$48,777	$1,986	$2,209
Service cost	548	565	43	56
Interest cost	2,415	2,383	107	108
Actuarial gain (loss)	799	(2,225)	72	(301)
Benefits paid	(2,854)	(4,730)	(108)	(86)
Benefit obligation at end of year	$45,678	$44,770	$2,100	$1,986

Change in plan assets:
Fair value of plan assets at beginning of year	$56,777	$54,348	$—	$—
Actual return on plan assets	8,287	7,002	—	—
Benefits paid	(2,854)	(4,730)	(108)	(86)
Employer contribution and non-qualified benefit payments	157	157	108	86
Fair value of plan assets at end of year	$62,367	$56,777	$—	$—
Funded status	16,689	12,007	(2,100)	(1,986)
Unrecognized net actuarial loss (gain)	5,108	9,265	(827)	(1,015)
Net amount recognized	$21,797	$21,272	$(2,927)	$(3,001)

The net actuarial loss (gain) for December 31, 2025 and 2024 was the result of changes in the discount rate, interest crediting rate, cash balance conversion rate and driven by a higher than assumed mortality rate.

Components of net periodic benefit (income) cost were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2025	2024	2023	2025	2024	2023
Service cost	$548	$565	$532	$43	$56	$76
Interest cost	2,415	2,383	2,365	107	108	129
Expected loss on plan assets	(3,580)	(3,478)	(3,056)	—	—	—
Amortization of net actuarial loss (gain)	250	700	1,001	(101)	(113)	(16)
Net periodic benefit (income) cost	$(367)	$170	$842	$49	$51	$189

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the consolidated statement of income.

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2026:
Amortization (accretion) of net actuarial loss (gain)	$69	$(89)

During 2026, the Corporation expects to contribute approximately $155 thousand to the Retirement Plans and approximately $120 thousand to Other Postretirement Benefit Plans.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2026	$3,254	$120
2027	3,284	123
2028	3,306	130
2029	3,341	133
2030	3,352	129
Years 2031-2035	16,580	699
Total	$33,117	$1,334
Weighted-average assumptions used to determine benefit obligations at December 31, 2025 and 2024 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Assumed discount rate	5.4%	5.6%	5.4%	5.6%
Assumed salary increase rate	3%-6%	3%-6%	—	—

The benefit obligation for all plans at December 31, 2025 was based on the Pri-2012 White Collar Dataset Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate is based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. The assumed salary increase considers available service years from the valuation date through the participant's normal retirement date.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2025 and 2024 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Assumed discount rate	5.4%	5.0%	5.4%	5.0%
Assumed long-term rate of investment return	6.5%	6.5%	—	—
Assumed salary increase rate	3%-6%	3%-6%	—	—
Assumed cash balance interest crediting rate	5.2%	5.6%	—	—

The net periodic costs for the years ended December 31, 2025 and 2024 was based on the Pri-2012 White Collar Mortality Table with scale MP-2021 fully generational published by the Society of Actuaries. The discount rate was based on matching the Plan's projected cash flows to the spot rates in FTSE Pension Above Median Double-A Curve as of the disclosure date. Historical investment returns was the basis used to determine the overall expected long-term rate of return on assets. The assumed salary increase rate considers available service years from the valuation date through the participant's normal retirement date.

The Corporation's pension plan asset allocation at December 31, 2025 and 2024, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2025	2024
Asset Category:
Equity securities	63%	60%
Debt securities	35	38
Other	2	2
Total	100%	100%

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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2025	2024
Level 1:
Mutual funds	$39,802	$35,030
Short-term investments	1,669	1,042
U.S. treasury bonds	1,226	1,641
Level 2:
U.S. government obligations	8,931	7,427
Corporate bonds	9,886	9,855
Certificates of deposit	853	1,782
Total fair value of plan assets	$62,367	$56,777

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan was $2.3 million for the year ended December 31, 2025 and $2.2 million for the years ended December 31, 2024 and 2023.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan ("SNQPP"), which was established in 1981 prior to the existence of the 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. All current participants are now retired. The Corporation recorded expense of $2 thousand and $46 thousand for the SNQPP for the years ended December 31, 2025 and 2024, respectively, and income of $15 thousand for the year ended December 31, 2023.

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

Under the Plan, the Corporation may grant up to 1,200,000 options and restricted stock awards and units to employees and non-employee directors, subject to adjustment, as described in the Plan. The Plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years. There were 743,651 shares available for future grants at December 31, 2025 under the Plan. At December 31, 2025, there were 74,268 options to purchase common stock and 521,838 nonvested restricted stock units outstanding under the Plan and the 2013 Plan.

The following is a summary of the Corporation's stock option activity and related information for the year ended December 31, 2025:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2025
Outstanding at December 31, 2024	127,782	$27.72
Exercised	(53,514)	27.06
Outstanding at December 31, 2025	74,268	28.20	1.8	$338
Exercisable at December 31, 2025	74,268	28.20	1.8	338

The Corporation did not grant any stock options during the years ended December 31, 2025, 2024 or 2023.

The following is a summary of nonvested restricted stock units at December 31, 2025 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2024	501,679	$22.67
Granted	196,666	28.44
Added by performance factors	2,761	28.21
Vested	(167,198)	25.26
Cancelled/forfeited	(12,070)	23.03
Nonvested stock units at December 31, 2025	521,838	24.03

Certain information regarding restricted stock units is summarized below for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023
Restricted stock units granted	196,666	277,134	217,929
Weighted average grant date fair value	$28.44	$19.81	$24.88
Intrinsic value of units granted	$5,592	$5,490	$5,423
Restricted stock units vested	167,198	152,875	181,508
Weighted average grant date fair value	$25.26	$27.56	$22.21
Intrinsic value of units vested	$4,758	$3,031	$4,512
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at December 31, 2025 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$6,122	1.8

The following table presents information related to the Corporation's compensation expense related to its stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Stock-based compensation expense:
Restricted stock units	$4,690	$4,615	$4,194
Employee stock purchase plan	90	91	104
Total	$4,780	$4,706	$4,298
Tax benefit on nonqualified stock option expense and disqualifying dispositions of incentive stock options	$753	$1,041	$702

There were no significant modifications or accelerations to options, restricted stock awards or restricted stock units from 2023 through 2025.

Note 15. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(40,066)	$(6,831)	$(15,207)	$(62,104)
Other comprehensive income	5,745	2,265	3,448	11,458
Balance, December 31, 2023	(34,321)	(4,566)	(11,759)	(50,646)
Other comprehensive (loss) income	(796)	1,397	5,306	5,907
Reclassification adjustment recorded in earnings (1)	—	747	—	747
Balance, December 31, 2024	(35,117)	(2,422)	(6,453)	(43,992)
Other comprehensive income	13,618	—	3,099	16,717
Reclassification adjustment recorded in earnings (1)	—	1,808	—	1,808
Balance, December 31, 2025	$(21,499)	$(614)	$(3,354)	$(25,467)
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income on the consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.

Note 16. Leases

The following table provides information with respect to the Corporation's operating leases:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$4,124	$4,179
Short-term lease cost	18	17
Total lease cost	$4,142	$4,196
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$4,342	$4,262

	At December 31, 2025	At December 31, 2024
Weighted-average remaining lease term in years	10.5	10.8
Weighted-average discount rate	3.96%	3.97%

At December 31, 2025, maturities of lease liabilities are as follows:

Year	(Dollars in thousands)	Amount
2026		$4,394
2027		4,181
2028		3,809
2029		3,465
2030		3,184
Thereafter		16,157
Total lease payments		35,190
Less: imputed interest		(6,659)
Present value of lease liabilities		$28,531

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

Performance letters of credit and standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The Corporation's exposure to credit loss is essentially the same as the risk involved in extending loans to customers. At December 31, 2025, the maximum potential amount of future payments under letters of credit was $92.0 million. The carrying amount of the contingent obligation at December 31, 2025 was $428 thousand.

The following schedule summarizes the Corporation's off-balance sheet financial instruments at December 31, 2025:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$1,811,879
Performance letters of credit	65,657
Financial standby letters of credit	26,338

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2025, the reserve for sold mortgages was $372 thousand.

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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap. In connection with the termination, the Corporation incurred an unwind fee of $4.0 million, of which $3.2 million has been reclassified to earnings as a reduction to interest income since termination. Additionally, unamortized origination and third-party fees totaled $49 thousand at December 31, 2025. The $827 thousand will be amortized into interest income over the remaining four months of the original swap.

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

At December 31, 2025, the Corporation had exposure to 138 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $873.6 million and remaining maturities ranging from one month to ten years. At December 31, 2025, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $140 thousand. At December 31, 2025, the fair value of the swaps to the customers was a net gain of $25.1 million. At December 31, 2025, the Corporation's credit exposure related to the customer totaled $4.5 million.

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

Derivatives Tables

The Corporation had no derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2025 or 2024.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2025 and 2024:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2025
Credit derivatives	$873,568		$—	Other liabilities	$140
Interest rate locks with customers	16,954	Other assets	331		—
Forward loan sale commitments	32,242		—	Other liabilities	82
Total	$922,764		$331		$222
At December 31, 2024
Credit derivatives	$860,423		$—	Other liabilities	$67
Interest rate locks with customers	23,291	Other assets	214		—
Forward loan sale commitments	39,944	Other assets	12		—
Total	$923,658		$226		$67

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2025	2024	2023
Interest rate swaps—cash flow hedge—net interest payments	Interest expense	$—	$3,747	$5,593
Reclassification adjustment included in earnings (1)	Interest income	(2,289)	(946)	—
Total net loss		$(2,289)	$2,801	$5,593
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

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2025	2024	2023
Credit derivatives	Other noninterest income	$1,182	$562	$1,167
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	117	(503)	597
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(94)	439	(456)
Total net gain		$1,205	$498	$1,308

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2025 and 2024:

	Accumulated Other Comprehensive Income	At December 31,
(Dollars in thousands)		2025	2024
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$(614)	$(2,422)
Total		$(614)	$(2,422)
(1) The interest rate swap was terminated on August 2, 2024. This after-tax amount will be reclassified to earnings as a reduction to interest income over the remaining four months of the original swap.
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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation's review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service's evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2025.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024, classified using the fair value hierarchy:

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
Residential mortgage-backed securities	$—	$289,580	$—	$289,580
Collateralized mortgage obligations	—	1,368	—	1,368
Corporate bonds	—	75,303	5,000	80,303
Total available-for-sale securities	—	366,251	5,000	371,251
Equity securities:
Money market mutual funds	2,014	—	—	2,014
Total equity securities	2,014	—	—	2,014
Loans held for sale	—	15,288	—	15,288
Interest rate locks with customers*	—	331	—	331
Total assets	$2,014	$381,870	$5,000	$388,884
Liabilities:
Credit derivatives*	$—	$—	$140	$140
Forward loan sale commitments*	—	82	—	82
Total liabilities	$—	$82	$140	$222
*Such financial instruments are recorded at fair value as further described in Note 18, "Derivative Instruments and Hedging Activities."
The $140 thousand of credit derivatives liability represents the Credit Valuation Adjustment ("CVA"), which is obtained from real-time financial market data, of 138 interest rate swaps with a current notional amount of $873.6 million. The December 31, 2025, CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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

The $67 thousand of credit derivatives liability represents the CVA, which is obtained from real-time financial market data, of 135 interest rate swaps with a current notional amount of $860.4 million. The December 31, 2024 CVA is calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The contingent consideration liability resulting from the Sheaffer acquisition was calculated using a discount rate of 8.3% on the acquisition date. During the years ended December 31, 2025 and 2024, the Corporation paid $635 thousand in contingent consideration related to this acquisition. There was no contingent consideration liability at December 31, 2025 and the contingent consideration liability was $635 thousand at December 31, 2024.

The following table includes a rollforward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025
(Dollars in thousands)	Balance at December 31, 2024	Additions	Increase in value	Balance at December 31, 2025
Credit derivatives	$(67)	$(1,255)	$1,182	$(140)
Net total	$(67)	$(1,255)	$1,182	$(140)

	For the Year Ended December 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Additions	Increase in value	Balance at December 31, 2024
Credit derivatives	$(186)	$(443)	$562	$(67)
Net total	$(186)	$(443)	$562	$(67)
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
(Dollars in thousands)	Balance at December 31, 2024	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2025
Paul I. Sheaffer Insurance Agency	$635	$635	$—	$—
Total contingent consideration liability	$635	$635	$—	$—

	For the Year Ended December 31, 2024
(Dollars in thousands)	Balance at December 31, 2023	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2024
Paul I. Sheaffer Insurance Agency	$1,224	$635	$46	$635
Total contingent consideration liability	$1,224	$635	$46	$635

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2025 and 2024:

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,194	$10,194
Other real estate owned	—	—	23,926	23,926
Repossessed assets	—	—	65	65
Total	$—	$—	$34,185	$34,185

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,111	$10,111
Other real estate owned	—	—	20,141	20,141
Repossessed assets	—	—	76	76
Total	$—	$—	$30,328	$30,328

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation's consolidated balance sheet but for which the fair value is required to be disclosed at December 31, 2025 and 2024. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$553,712	$—	$—	$553,712	$553,712
Held-to-maturity securities	—	109,724	—	109,724	123,024
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	37,808
Net loans and leases held for investment	—	—	6,824,797	6,824,797	6,816,445
Servicing rights	—	—	10,267	10,267	6,478
Total assets	$553,712	$109,724	$6,835,064	$7,498,500	$7,537,467
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,673,028	$—	$—	$5,673,028	$5,673,028
Time deposits	—	1,417,969	—	1,417,969	1,414,285
Total deposits	5,673,028	1,417,969	—	7,090,997	7,087,313
Short-term borrowings	24,411	—	—	24,411	24,411
Long-term debt	—	211,230	—	211,230	200,000
Subordinated notes	—	102,000	—	102,000	98,867
Total liabilities	$5,697,439	$1,731,199	$—	$7,428,638	$7,410,591

	At December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$328,844	$—	$—	$328,844	$328,844
Held-to-maturity securities	—	115,007	—	115,007	134,111
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	38,980
Net loans and leases held for investment	—	—	6,586,054	6,586,054	6,729,381
Servicing rights	—	—	12,710	12,710	6,990
Total assets	$328,844	$115,007	$6,598,764	$7,042,615	$7,238,306
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,305,553	$—	$—	$5,305,553	$5,305,553
Time deposits	—	1,458,774	—	1,458,774	1,453,706
Total deposits	5,305,553	1,458,774	—	6,764,327	6,759,259
Short-term borrowings	11,181	—	—	11,181	11,181
Long-term debt	—	225,475	—	225,475	225,000
Subordinated notes	—	147,500	—	147,500	149,261
Total liabilities	$5,316,734	$1,831,749	$—	$7,148,483	$7,144,701

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At December 31, 2025, individually analyzed loans held for investment had a carrying amount of $13.0 million with a valuation allowance of $2.8 million. At December 31, 2024, individually analyzed loans held for investment had a carrying amount of $12.1 million with a valuation allowance of $1.9 million. At December 31, 2025, the Corporation had individually analyzed leases of $260 thousand with a valuation allowance of $260 thousand. At December 31, 2024, the Corporation had no individually analyzed leases.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2025, servicing rights had a net carrying amount of $6.8 million, which included a valuation allowance of $307 thousand. At December 31, 2024, servicing rights had a net carrying amount of $7.0 million, which included a valuation allowance of $7 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, goodwill is tested at least annually for impairment at the reporting unit level. The Corporation performed its annual test of goodwill for impairment during the fourth quarter of 2025 and concluded there was no impairment of goodwill. There was no impairment of goodwill recorded in 2023 or 2024. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2025 and concluded there was no impairment of other intangible assets. There was no impairment of other identifiable intangible assets recorded in 2023 or 2024.

Other real estate owned: Other real estate owned ("OREO") represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. At December 31, 2025 and 2024, OREO had a carrying amount of $23.9 million and $20.1 million, respectively. During the year ended December 31, 2025, two nonaccrual residential real estate properties with a carrying value of $3.9 million were transferred to OREO. Additionally, during the year ended December 31, 2025, two residential real estate properties with a total carrying value of $226 thousand were sold. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the consolidated balance sheet. At December 31, 2025 and 2024, repossessed assets had a carrying amount of $65 thousand and $76 thousand, respectively. During the year ended December 31, 2025, repossessed assets totaling $143 thousand were acquired and repossessed assets totaling $105 thousand were sold. Additionally, write-downs on repossessed assets totaled $44 thousand during the year. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 20. Share Repurchase Plan

The Corporation may repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means based on general market conditions, the trading price of the Corporation's common stock, tax considerations, alternative uses of capital and the Corporation's results of operations. On October 23, 2024, the Corporation's Board of Directors approved the repurchase of 1,000,000 shares, or approximately 3.4% of the Corporation's common stock outstanding as of September 30, 2024. On December 10, 2025, the Corporation's Board of Directors approved the repurchase of 2,000,000 additional shares, or approximately 7.1% of the Corporation's common stock outstanding as of November 30, 2025. The share repurchase programs do not obligate the Corporation to acquire any particular amount of common stock. The programs have no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the programs at any time. During the years ended December 31, 2025, 2024 and 2023, the Corporation repurchased 1,129,217, 802,535 and 26,485 shares, respectively, of common stock at a cost of $34.7 million, $18.9 million and $462 thousand, respectively, under the Corporation's share repurchase program. At December 31, 2025, there were 2,270,937 shares available to be repurchased under the programs.

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

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements for 2025.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2025 and December 31, 2024 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$985,345	13.86%	$568,568	8.00%	$710,709	10.00%
Bank	846,416	11.97	565,684	8.00	707,106	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	426,426	6.00	568,568	8.00
Bank	757,978	10.72	424,263	6.00	565,684	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	319,819	4.50	461,961	6.50
Bank	757,978	10.72	318,197	4.50	459,619	6.50
Tier 1 Capital (to Average Assets):
Corporation	797,595	9.51	335,451	4.00	419,314	5.00
Bank	757,978	9.07	334,260	4.00	417,825	5.00
At December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$999,073	14.19%	$563,074	8.00%	$703,842	10.00%
Bank	843,245	12.03	560,778	8.00	700,972	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	422,305	6.00	563,074	8.00
Bank	757,380	10.80	420,583	6.00	560,778	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	763,947	10.85	316,729	4.50	457,497	6.50
Bank	757,380	10.80	315,438	4.50	455,632	6.50
Tier 1 Capital (to Average Assets):
Corporation	763,947	9.51	321,439	4.00	401,799	5.00
Bank	757,380	9.45	320,674	4.00	400,843	5.00

At December 31, 2025 and December 31, 2024, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At December 31, 2025, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes have changed the Bank's category.

Dividends and Other Restrictions

The primary sources of the Corporation's dividends paid to its shareholders is from cash held at the Corporation and the earnings of the Bank paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2026 without approval of the Federal Reserve Board of Governors of approximately $74.6 million plus an additional amount equal to the Bank's net profits for 2026 up to the date of any such dividend declaration.

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

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2025:

(Dollars in thousands)
Balance at January 1, 2025	$35
Amounts collected and other reductions	(35)
Balance at December 31, 2025	$—

The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2025
Commitments to extend credit	$1,630
Deposits received	573

Note 23. Segment Reporting

At December 31, 2025, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance, which were determined by the Chief Executive Officer ("CEO"), who is the designated Chief Operating Decision Maker ("CODM") of the Corporation. The CEO determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. The CEO is responsible for allocating resources and assessing the performance of the Corporation based on each reportable business segment, and regularly receives information from the reportable segment managers. These segments represent how the Corporation strategically operates and has positioned itself in the marketplace. The parent holding company and intercompany eliminations are included in the "Other" segment. The accounting policies of the reportable segments are the same as those described in Note 1. Summary of Significant Accounting Policies.

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

Each reportable segment manager receives a monthly management report containing current-month and year-to-date actual and budgeted income statement data, which reflects the segment's interest income, interest expense, provision for credit losses, noninterest income, noninterest expense, and income before taxes. Income before taxes is the most important measurement used by the segment managers, Chief Operating Officer, Chief Financial Officer and CEO to assess performance of the segments and the Corporation as a whole.

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

The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to consolidated financial information for the years ended December 31, 2025, 2024 and 2023.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2025
Interest income	$430,306	$62	$—	$118	$430,486
Interest expense	180,818	—	—	9,473	190,291
Net interest income (expense)	249,488	62	—	(9,355)	240,195
Noninterest income	33,317	31,920	22,484	140	87,861
Total revenue	282,805	31,982	22,484	(9,215)	328,056
Provision for credit losses	11,667	—	—	—	11,667
Less: (1)
Salaries, benefits and commissions	74,773	17,665	14,493	20,092	127,023
Net occupancy	8,925	497	630	1,097	11,149
Equipment	3,703	42	94	454	4,293
Data processing	10,132	1,499	576	5,218	17,425
Professional fees	2,458	1,061	42	3,656	7,217
Marketing and advertising	882	152	52	567	1,653
Deposit insurance premiums	4,526	—	—	—	4,526
Intangible expense	143	—	326	—	469
Other segment items (2)	23,546	2,237	284	3,217	29,284
Intersegment expense (revenue) (3)	26,495	548	443	(27,486)	—
Income (expense) before income taxes	$115,555	$8,281	$5,544	$(16,030)	$113,350
Income tax expense (benefit)	23,311	1,674	1,129	(3,521)	22,593
Net income (loss)	$92,244	$6,607	$4,415	$(12,509)	$90,757
Net capital expenditures	$3,133	$18	$44	$979	$4,174

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2024
Interest income	$412,264	$73	$—	$18	$412,355
Interest expense	192,060	—	—	9,125	201,185
Net interest income (expense)	220,204	73	—	(9,107)	211,170
Noninterest income	35,480	29,909	22,471	195	88,055
Total revenue	255,684	29,982	22,471	(8,912)	299,225
Provision for credit losses	5,933	—	—	—	5,933
Less: (1)
Salaries, benefits and commissions	74,561	17,912	13,578	17,694	123,745
Net occupancy	9,446	316	614	649	11,025
Equipment	4,039	40	96	278	4,453
Data processing	12,866	1,417	544	2,129	16,956
Professional fees	3,278	616	57	2,451	6,402
Marketing and advertising	834	158	53	1,128	2,173
Deposit insurance premiums	4,432	—	—	—	4,432
Intangible expenses	267	—	427	—	694
Other segment items (2)	20,922	2,594	661	3,935	28,112
Intersegment expense (revenue) (3)	22,984	846	711	(24,541)	—
Income (expense) before income taxes	$96,122	$6,083	$5,730	$(12,635)	$95,300
Income tax expense (benefit)	19,467	1,372	1,264	(2,734)	19,369
Net income (loss)	$76,655	$4,711	$4,466	$(9,901)	$75,931
Net capital expenditures	$449	$14	$75	$199	$737

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2023
Interest income	$371,625	$67	$—	$38	$371,730
Interest expense	142,608	—	—	9,125	151,733
Net interest income (expense)	229,017	67	—	(9,087)	219,997
Noninterest income	28,414	26,804	21,501	105	76,824
Total revenue	257,431	26,871	21,501	(8,982)	296,821
Provision for credit losses	10,770	—	—	—	10,770
Less: (1)
Salaries, benefits and commissions	74,933	15,790	13,283	16,182	120,188
Net occupancy	9,219	278	599	590	10,686
Equipment	3,769	44	88	231	4,132
Data processing	12,914	1,361	527	1,997	16,799
Professional fees	3,584	903	22	2,632	7,141
Marketing and advertising	1,251	166	70	693	2,180
Deposit insurance premiums	4,825	—	—	—	4,825
Intangible expenses	390	—	548	—	938
Restructuring charges	1,519	—	—	—	1,519
Other segment items (2)	20,067	2,828	757	5,302	28,954
Intersegment expense (revenue) (3)	23,912	459	486	(24,857)	—
Income (expense) before income taxes	$90,278	$5,042	$5,121	$(11,752)	$88,689
Income tax expense (benefit)	18,440	768	1,128	(2,751)	17,585
Net income (loss)	$71,838	$4,274	$3,993	$(9,001)	$71,104
Net capital expenditures	$4,193	$19	$156	$479	$4,847

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
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.
The following tables show significant components of segment net assets as of December 31, 2025 and 2024.

	At December 31, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$462,888	$55,155	$35,669	$—	$553,712
Loans and leases, including loans held for sale, net of allowance for credit losses	6,841,927	—	—	—	6,841,927
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	828,550	2,520	2,438	32,240	865,748
Total segment assets	$8,271,841	$73,109	$59,707	$32,240	$8,436,897

	At December 31, 2024
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$247,023	$50,149	$31,672	$—	$328,844
Loans and leases, including loans held for sale, net of allowance for credit losses	6,756,145	—	—	—	6,756,145
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	839,359	3,485	2,828	22,246	867,918
Total segment assets	$7,981,003	$69,068	$56,100	$22,246	$8,128,417

Note 24. Revenue from Contracts with Customers

The following tables disaggregate the Corporation's revenue by major source and reportable segment for the years ended December 31, 2025, 2024 and 2023.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2025
Net interest income (1)	$249,488	$62	$—	$(9,355)	$240,195

Noninterest income:
Trust fee income	—	8,853	—	—	8,853
Service charges on deposit accounts	8,991	—	—	—	8,991
Investment advisory commission and fee income	—	22,799	—	—	22,799
Insurance commission and fee income	—	—	22,443	—	22,443
Other service fee income (2)	10,635	262	41	—	10,938
Bank owned life insurance income (1)	5,723	—	—	126	5,849
Net gain on mortgage banking activities (1)	3,362	—	—	—	3,362
Other income (2)	4,606	6	—	14	4,626
Total noninterest income	$33,317	$31,920	$22,484	$140	$87,861

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2024
Net interest income (1)	$220,204	$73	$—	$(9,107)	$211,170

Noninterest income:
Trust fee income	—	8,491	—	—	8,491
Service charges on deposit accounts	8,082	—	—	—	8,082
Investment advisory commission and fee income	—	21,208	—	—	21,208
Insurance commission and fee income	—	—	22,349	—	22,349
Other service fee income (2)	14,415	210	122	—	14,747
Bank owned life insurance income (1)	3,739	—	—	122	3,861
Net gain on sales of investment securities (1)	18	—	—	—	18
Net gain on mortgage banking activities (1)	5,265	—	—	—	5,265
Other income (2)	3,961	—	—	73	4,034
Total noninterest income	$35,480	$29,909	$22,471	$195	$88,055

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2023
Net interest income (1)	$229,017	$67	$—	$(9,087)	$219,997

Noninterest income:
Trust fee income	—	7,732	—	—	7,732
Service charges on deposit accounts	7,048	—	—	—	7,048
Investment advisory commission and fee income	—	18,864	—	—	18,864
Insurance commission and fee income	—	—	21,043	—	21,043
Other service fee income (2)	11,715	208	458	—	12,381
Bank owned life insurance income (1)	3,067	—	—	118	3,185
Net gain on mortgage banking activities (1)	3,689	—	—	—	3,689
Other income (2)	2,895	—	—	(13)	2,882
Total noninterest income	$28,414	$26,804	$21,501	$105	$76,824

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

Note 25. Condensed Financial Information - Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2025	2024
Assets:
Cash	$112,643	$132,643
Cash and cash equivalents	112,643	132,643
Investments in subsidiaries, at equity in net assets:
Bank	907,055	887,188
Non-banks	5,090	—
Other assets	27,089	22,247
Total assets	$1,051,877	$1,042,078
Liabilities:
Subordinated notes	$98,867	$149,261
Other liabilities	9,692	5,516
Total liabilities	108,559	154,777
Shareholders' equity:	943,318	887,301
Total liabilities and shareholders' equity	$1,051,877	$1,042,078

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2025	2024	2023
Dividends from Bank	$98,826	$56,283	$18,386
Dividends from non-bank	—	—	—
Other income	28,137	24,754	25,000
Total operating income	126,963	81,037	43,386
Interest expense	9,473	9,125	9,125
Operating expenses	34,810	28,266	27,627
Income before income tax benefit and equity in undistributed income of subsidiaries	82,680	43,646	6,634
Income tax benefit	(3,546)	(2,733)	(2,751)
Income before equity in undistributed income of subsidiaries	86,226	46,379	9,385
Equity in undistributed income of subsidiaries:
Bank	4,441	29,552	61,719
Non-banks	90	—	—
Net income	$90,757	$75,931	$71,104

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2025	2024	2023
Cash flows from operating activities:
Net income	$90,757	$75,931	$71,104
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,531)	(29,552)	(61,719)
Bank owned life insurance income	(127)	(122)	(118)
Depreciation of premises and equipment	477	355	342
Stock based compensation	4,690	4,615	4,194
Contributions to pension and other postretirement benefit plans	(257)	(243)	(250)
Increase in other assets	(5,115)	(6,198)	(4,526)
Increase in other liabilities	8,617	8,999	2,975
Net cash provided by operating activities	94,511	53,785	12,002
Cash flow from investing activities:
Investments in subsidiaries	(5,000)	—	—
Proceeds from sales of securities	—	409	—
Other, net	(903)	(199)	(478)
Net cash (used in) provided by investing activities	(5,903)	210	(478)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	49,198	—	—
Repayment of subordinated debt	(100,000)	—	—
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,611)	(873)	(1,232)
Purchases of treasury stock	(34,625)	(18,882)	(462)
Stock issued under dividend reinvestment and employee stock purchase plans	2,316	2,384	2,565
Proceeds from exercise of stock options	1,448	3,195	115
Cash dividends paid	(25,334)	(24,842)	(25,050)
Net cash used in by financing activities	(108,608)	(39,018)	(24,064)
Net (decrease) increase in cash and due from financial institutions	(20,000)	14,977	(12,540)
Cash and cash equivalents at beginning of year	132,643	117,666	130,206
Cash and cash equivalents at end of period	$112,643	$132,643	$117,666

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2025, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management concluded that, as of December 31, 2025, the Corporation's internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, audited the Corporation's consolidated financial statements as of and for the year ended December 31, 2025 and the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2025, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Univest Financial Corporation:
Opinion on Internal Control Over Financial Reporting

We have audited Univest Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
February 23, 2026

Item 9B.     Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation's definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 24, 2025 (2026 Proxy), under the headings: "Election of Directors," "The Board, the Board's Committees and Their Functions," and "Audit Committee."

The Corporation maintains in effect a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The codes of conduct are available on the Corporation's website. The Corporation's website also includes the charters for its audit committee, compensation committee, and nominating and governance committee as well as its corporate governance principles. These documents are located on the Corporation's website at www.univest.net under "Investors Relations" in Governance Documents and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Financial Corporation, P.O. Box 197, Souderton, PA 18964.

Item 11.     Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation's 2026 Proxy under the headings: "The Board, the Board's Committees and Their Functions," "2025 Executive Compensation," "Compensation Committee Report," and "Director Compensation."

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference from the Corporation's 2026 Proxy under the heading, "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

The Corporation maintains the 2023 Equity Incentive Plan under which the Corporation may grant options and share awards to employees and non-employee directors up to the initial authorized amount of 1,200,000 shares of common stock.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	74,268	$28.20	743,651
Equity compensation plan not approved by security holders	—	—	—
Total	74,268	$28.20	743,651

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation's 2026 Proxy under the headings, "The Board, the Board's Committees and Their Functions" and "Related Party Transactions."

Item 14.     Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation's 2026 Proxy under the headings: "Audit Committee" and "Independent Registered Public Accounting Firm Fees."

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

(4.4)
First Supplemental Indenture, dated November 15, 2022, between Univest Financial Corporation and U.S. Bank Trust Company, National Association, as trustee, is incorporated by reference to Exhibit 4.2 of Form 8-K, as filed with the SEC on November 15, 2022.

(4.5)	Form of 7.25% Fixed-to-Floating Rate Subordinated Notes due 2032 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on November 15, 2022.
(4.6)
Indenture, dated November 6, 2025 between Univest Financial Corporation and UMB Bank, N/A., as trustee, is incorporated by reference to Exhibit 4.1 of Form 8-K, as filed with the SEC on November 6, 2025.

(4.7)	Form of 6.000% Fixed-to-Floating Rate Subordinated Notes due 2035 is incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on November 6, 2025.
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

(10.4)*	Amended and Restated Univest 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 of Form 10-K filed with the SEC on February 28, 2019.
(10.5)*	2026 Executive Incentive Compensation Plan
(19)	Insider Trading Policy
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
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

(97.1)	Univest Financial Corporation Incentive Compensation Clawback Policy incorporated by reference to Exhibit 97.1 of Form 10-K, filed with the SEC on February 26, 2024.
(101)	The following financial statements from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
(104)	The cover page from the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.
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
February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2026

/s/ BRIAN J. RICHARDSON Brian J. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2026

/s/ JOSEPH P. BEEBE Joseph P. Beebe	Director	February 23, 2026

/s/ TODD S. BENNING Todd S. Benning	Director	February 23, 2026

/s/ DOMENICK A. CAMA Domenick A. Cama	Director	February 23, 2026

/s/ MARTIN P. CONNOR Martin P. Connor	Director	February 23, 2026

/s/ SUZANNE KEENAN Suzanne Keenan	Director	February 23, 2026

/s/ NATALYE PAQUIN Natalye Paquin	Director	February 23, 2026

/s/ THOMAS M. PETRO Thomas M. Petro	Director	February 23, 2026

/s/ MICHAEL L. TURNER Michael L. Turner	Director	February 23, 2026

/s/ ANNE VAZQUEZ Anne Vazquez	Director	February 23, 2026

/s/ ROBERT C. WONDERLING Robert C. Wonderling	Director	February 23, 2026

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	February 23, 2026