Form 10-Q
period 2026-03-31
UNIVEST FINANCIAL Corp
filed 2026-04-28
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	27,845,802
(Title of Class)	(Number of shares outstanding at April 27, 2026)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At March 31, 2026	At December 31, 2025
ASSETS
Cash and due from banks	$69,645	$63,579
Interest-earning deposits with other banks	152,712	490,133
Cash and cash equivalents	222,357	553,712
Investment securities held-to-maturity (fair value $106,161 and $109,724 at March 31, 2026 and December 31, 2025, respectively)	119,490	123,024
Investment securities available-for-sale (amortized cost $407,444 and $398,476, net of allowance for credit losses of $31 and $11 at March 31, 2026 and December 31, 2025, respectively)	379,028	371,251
Investments in equity securities	2,898	2,014
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	35,511	37,808
Loans held for sale	14,371	15,288
Loans and leases held for investment	6,940,212	6,914,804
Less: Allowance for credit losses, loans and leases	(88,900)	(88,165)
Net loans and leases held for investment	6,851,312	6,826,639
Premises and equipment, net	44,774	45,554
Operating lease right-of-use assets	25,032	25,795
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,583	7,328
Bank owned life insurance	142,141	140,001
Accrued interest receivable and other assets	121,575	112,973
Total assets	$8,141,582	$8,436,897
LIABILITIES
Noninterest-bearing deposits	$1,475,851	$1,431,974
Interest-bearing deposits	5,337,912	5,655,339
Total deposits	6,813,763	7,087,313
Short-term borrowings	26,156	24,411
Long-term debt	175,000	200,000
Subordinated notes	98,908	98,867
Operating lease liabilities	27,699	28,531
Accrued interest payable and other liabilities	48,106	54,457
Total liabilities	7,189,632	7,493,579
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2026 and December 31, 2025; 31,556,799 shares issued at March 31, 2026 and December 31, 2025; 27,949,173 and 28,156,917 shares outstanding at March 31, 2026 and December 31, 2025, respectively	157,784	157,784
Additional paid-in capital	301,154	304,021
Retained earnings	611,771	591,202
Accumulated other comprehensive loss, net of tax benefit	(25,951)	(25,467)
Treasury stock, at cost; 3,607,626 and 3,399,882 shares at March 31, 2026 and December 31, 2025, respectively	(92,808)	(84,222)
Total shareholders’ equity	951,950	943,318
Total liabilities and shareholders’ equity	$8,141,582	$8,436,897
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2026	2025
Interest income
Interest and fees on loans and leases	$98,784	$97,346
Interest and dividends on investment securities:
Taxable	4,053	4,019
Exempt from federal income taxes	—	4
Interest on deposits with other banks	2,810	1,360
Interest and dividends on other earning assets	704	687
Total interest income	106,351	103,416
Interest expense
Interest on deposits	39,142	41,979
Interest on short-term borrowings	3	14
Interest on long-term debt and subordinated notes	3,841	4,642
Total interest expense	42,986	46,635
Net interest income	63,365	56,781
Provision for credit losses	1,303	2,311
Net interest income after provision for credit losses	62,062	54,470
Noninterest income
Trust fee income	2,236	2,161
Service charges on deposit accounts	2,279	2,194
Investment advisory commission and fee income	6,154	5,613
Insurance commission and fee income	7,423	6,889
Other service fee income	3,041	2,707
Bank owned life insurance income	1,332	1,959
Net gain on mortgage banking activities	791	647
Other income	832	245
Total noninterest income	24,088	22,415
Noninterest expense
Salaries, benefits and commissions	33,459	30,826
Net occupancy	2,998	2,853
Equipment	1,079	1,122
Data processing	4,480	4,364
Professional fees	1,677	1,797
Marketing and advertising	634	353
Deposit insurance premiums	1,170	1,151
Intangible expenses	93	130
Restructuring charges	427	—
Other expense	6,652	6,732
Total noninterest expense	52,669	49,328
Income before income taxes	33,481	27,557
Income tax expense	6,389	5,162
Net income	$27,092	$22,395
Net income per share:
Basic	$0.97	$0.77
Diluted	0.96	0.77
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026			2025
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$33,481	$6,389	$27,092	$27,557	$5,162	$22,395
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(1,192)	(250)	(942)	7,160	1,504	5,656
Provision (reversal of provision) for credit losses	20	4	16	(93)	(20)	(73)
Total net unrealized (losses) gains on available-for-sale investment securities	(1,172)	(246)	(926)	7,067	1,484	5,583
Net unrealized gains on interest rate swaps used in cash flow hedges:
Reclassification adjustment recorded in earnings (1)	565	119	446	565	119	446
Total net unrealized gains on interest rate swaps used in cash flow hedges	565	119	446	565	119	446
Defined benefit pension plans:
Amortization of net actuarial (losses) gains included in net periodic pension costs (2)	(5)	(1)	(4)	52	11	41
Total defined benefit pension plans	(5)	(1)	(4)	52	11	41
Other comprehensive (losses) income	(612)	(128)	(484)	7,684	1,614	6,070
Total comprehensive income	$32,869	$6,261	$26,608	$35,241	$6,776	$28,465
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2026
Balance at December 31, 2025	28,156,917	$157,784	$304,021	$591,202	$(25,467)	$(84,222)	$943,318
Net income	—	—	—	27,092	—	—	27,092
Other comprehensive loss, net of income tax benefit	—	—	—	—	(484)	—	(484)
Cash dividends declared ($0.22 per share)	—	—	—	(6,168)	—	—	(6,168)
Stock-based compensation	—	—	1,526	(355)	—	—	1,171
Stock issued under dividend reinvestment and employee stock purchase plans	16,672	—	60	—	—	516	576
Vesting of restricted stock units, net of shares withheld to cover taxes	118,722	—	(4,464)	—	—	2,591	(1,873)
Issuance of common stock	—	—	—	—	—	—	—
Exercise of stock options	8,000	—	11	—	—	201	212
Purchases of treasury stock	(351,138)	—	—	—	—	(11,894)	(11,894)
Balance at March 31, 2026	27,949,173	$157,784	$301,154	$611,771	$(25,951)	$(92,808)	$951,950

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301
Net income	—	—	—	22,395	—	—	22,395
Other comprehensive income, net of income tax	—	—	—	—	6,070	—	6,070
Cash dividends declared ($0.21 per share)	—	—	—	(6,088)	—	—	(6,088)
Stock-based compensation	—	—	1,370	(311)	—	—	1,059
Stock issued under dividend reinvestment and employee stock purchase plans	19,136	—	50	—	—	524	574
Vesting of restricted stock units, net of shares withheld to cover taxes	107,895	—	(3,641)	—	—	2,066	(1,575)
Exercise of stock options	11,500	—	26	—	—	254	280
Purchases of treasury stock	(221,760)	—	—	—	—	(6,544)	(6,544)
Balance at March 31, 2025	28,962,648	$157,784	$300,634	$541,776	$(37,922)	$(58,800)	$903,472
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$27,092	$22,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,303	2,311
Depreciation of premises and equipment	1,358	1,351
Net amortization of investment securities premiums and discounts	210	229
Amortization, fair market value adjustments and capitalization of servicing rights	(348)	118
Net gain on mortgage banking activities	(791)	(647)
Bank owned life insurance income	(1,332)	(1,959)
Stock-based compensation	1,238	1,067
Intangible expenses	93	130
Other adjustments to reconcile net income to cash used in operating activities	(756)	(480)
Originations of loans held for sale	(43,323)	(37,126)
Proceeds from the sale of loans held for sale	49,410	41,441
Contributions to pension and other postretirement benefit plans	(68)	(62)
Increase in accrued interest receivable and other assets	(7,701)	(4,472)
Decrease in accrued interest payable and other liabilities	(4,251)	(8,693)
Net cash provided by operating activities	22,134	15,603
Cash flows from investing activities:
Proceeds from sale of premises and equipment	9	83
Purchases of premises and equipment	(578)	(1,948)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	3,461	3,140
Proceeds from maturities, calls and principal repayments of securities available-for-sale	17,170	11,429
Purchases of investment securities available-for-sale	(26,281)	(11,565)
Proceeds from sales of equity securities	2,290	1,981
Purchases of money market mutual funds	(3,174)	(1,142)
Net decrease in other investments	2,297	3,248
Net increase in loans and leases	(30,679)	(10,393)
Proceeds from sales of foreclosed / repossessed assets	—	239
Purchases of bank owned life insurance	(1,646)	—
Proceeds from bank owned life insurance	—	1,828
Net cash used in investing activities	(37,131)	(3,100)
Cash flows from financing activities:
Net decrease in deposits	(273,550)	(100,764)
Net increase (decrease) in short-term borrowings	1,745	(7,150)
Proceeds from issuance of long-term debt	25,000	—
Repayment of long-term debt	(50,000)	(50,000)
Repayment of subordinated debt	(51)	—
Payment of contingent consideration on acquisitions	—	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,873)	(1,575)
Purchases of treasury stock	(11,894)	(6,544)
Stock issued under dividend reinvestment and employee stock purchase plans	576	574
Proceeds from exercise of stock options	212	280
Cash dividends paid	(6,523)	(6,399)
Net cash used in financing activities	(316,358)	(172,213)
Net decrease in cash and cash equivalents	(331,355)	(159,710)
Cash and cash equivalents at beginning of year	553,712	328,844
Cash and cash equivalents at end of period	$222,357	$169,134

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,554	$49,547

Non cash transactions:
Transfer of loans to other real estate owned	$—	$2,526
Transfer of leases to repossessed assets	78	17
Transfer of loans to loans held for sale	4,310	—
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiaries are Univest Bank and Trust Co. (the Bank) and 1876 Double Eagle, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026.

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

Accounting Pronouncement Adopted in 2026

In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU became effective on January 1, 2026 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue From Contracts with Customers". This ASU became effective on January 1, 2026 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

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
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU is designed to align hedge accounting more closely with the economics of an entity's risk management activities. This ASU addresses five issues intended to enable financial statements to better reflect certain hedging strategies by allowing entities to achieve and maintain hedge accounting for a greater number of highly effective economic hedges. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted any date on or after its issuance. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2026	2025
Numerator for basic and diluted earnings per share—net income available to common shareholders	$27,092	$22,395
Denominator for basic earnings per share—weighted-average shares outstanding	28,033	29,001
Effect of dilutive securities—stock options and restricted stock units	276	270
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	28,309	29,271
Basic earnings per share	$0.97	$0.77
Diluted earnings per share	$0.96	$0.77
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	2	115

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at March 31, 2026 and December 31, 2025, by contractual maturity within each type:

	At March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$83	$—	$(1)	$—	$82
After 1 year to 5 years	87	—	(1)	—	86
After 5 years to 10 years	10,776	—	(318)	—	10,458
Over 10 years	108,544	13	(13,022)	—	95,535
	119,490	13	(13,342)	—	106,161
Total	$119,490	$13	$(13,342)	$—	$106,161
Securities Available-for-Sale
Residential mortgage-backed securities:
Within 1 year	$37	$—	$—	$—	$37
After 1 year to 5 years	80	—	(1)	—	79
After 5 years to 10 years	13,150	—	(947)	—	12,203
Over 10 years	310,665	653	(25,301)	—	286,017
	323,932	653	(26,249)	—	298,336
Collateralized mortgage obligations:
After 1 year to 5 years	54	—	(1)	—	53
Over 10 years	1,308	—	(74)	—	1,234
	1,362	—	(75)	—	1,287
Corporate bonds:
Within 1 year	10,497	—	(46)	(5)	10,446
After 1 year to 5 years	71,653	61	(2,729)	(26)	68,959
	82,150	61	(2,775)	(31)	79,405
Total	$407,444	$714	$(29,099)	$(31)	$379,028

	At December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$514	$—	$(5)	$—	$509
After 5 years to 10 years	10,714	—	(249)	—	10,465
Over 10 years	111,796	42	(13,088)	—	98,750
	123,024	42	(13,342)	—	109,724
Total	$123,024	$42	$(13,342)	$—	$109,724
Securities Available-for-Sale
Residential mortgage-backed securities:
After 1 year to 5 years	$130	$—	$(1)	$—	$129
After 5 years to 10 years	13,829	—	(933)	—	12,896
Over 10 years	300,227	1,279	(24,951)	—	276,555
	314,186	1,279	(25,885)	—	289,580
Collateralized mortgage obligations:
After 1 year to 5 years	71	—	(1)	—	70
Over 10 years	1,371	—	(73)	—	1,298
	1,442	—	(74)	—	1,368
Corporate bonds:
Within 1 year	7,482	2	(55)	(7)	7,422
After 1 year to 5 years	75,366	129	(2,609)	(4)	72,881
	82,848	131	(2,664)	(11)	80,303
Total	$398,476	$1,410	$(28,623)	$(11)	$371,251

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

Securities with a carrying value of $441.5 million and $439.4 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure various deposit obligations and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at March 31, 2026 or December 31, 2025.

There were no sales of securities available-for-sale during the three months ended March 31, 2026 or 2025.

At March 31, 2026 and December 31, 2025, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2026
Securities Held-to-Maturity
Residential mortgage-backed securities	$6,014	$(40)	$97,349	$(13,302)	$103,363	$(13,342)
Total	$6,014	$(40)	$97,349	$(13,302)	$103,363	$(13,342)
Securities Available-for-Sale
Residential mortgage-backed securities	$57,546	$(570)	$180,674	$(25,679)	$238,220	$(26,249)
Collateralized mortgage obligations	—	—	1,287	(75)	1,287	(75)
Corporate bonds	1,003	(1)	57,800	(2,700)	58,803	(2,701)
Total	$58,549	$(571)	$239,761	$(28,454)	$298,310	$(29,025)
At December 31, 2025
Securities Held-to-Maturity
Residential mortgage-backed securities	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Total	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Securities Available-for-Sale
Residential mortgage-backed securities	$15,254	$(42)	$189,259	$(25,843)	$204,513	$(25,885)
Collateralized mortgage obligations	—	—	1,368	(74)	1,368	(74)
Corporate bonds	—	—	57,409	(2,591)	57,409	(2,591)
Total	$15,254	$(42)	$248,036	$(28,508)	$263,290	$(28,550)

At March 31, 2026, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $103.4 million, which includes unrealized losses of $13.3 million. These holdings were comprised of 90 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the three months ended March 31, 2026.

At March 31, 2026, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $298.3 million, which includes unrealized losses of $29.0 million. These holdings were comprised of: (1) 109 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; (2) nine investment grade corporate bonds, and (3) two collateralized mortgage obligation bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the unrealized loss of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.3 million at March 31, 2026 and was included within accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a roll forward by major security type for the three months ended March 31, 2026 and March 31, 2025 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Three months ended March 31, 2026
Securities Available-for-Sale
Beginning balance	$(11)
Additions for securities for which no previous expected credit losses were recognized	(25)
Change in securities for which a previous expected credit loss was recognized	5
Ending balance	$(31)
Three months ended March 31, 2025
Securities Available-for-Sale
Beginning balance	$(839)
Change in securities for which a previous expected credit loss was recognized	93
Ending balance	$(746)

At March 31, 2026, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $9.1 million, which includes unrealized losses of $105 thousand, and an allowance for credit losses of $31 thousand. These holdings were comprised of 19 investment grade corporate bonds, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

There were no sales of equity securities during the three months ended March 31, 2026 and 2025.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2026	At December 31, 2025
Commercial, financial and agricultural	$1,038,947	$1,027,434
Real estate-commercial	3,656,779	3,621,536
Real estate-construction	299,962	306,793
Real estate-residential secured for business purpose	556,040	554,178
Real estate-residential secured for personal purpose	942,054	959,610
Real estate-home equity secured for personal purpose	201,244	200,394
Loans to individuals	12,319	12,793
Lease financings	232,867	232,066
Total loans and leases held for investment, net of deferred income	$6,940,212	$6,914,804
Less: Allowance for credit losses, loans and leases	(88,900)	(88,165)
Net loans and leases held for investment	$6,851,312	$6,826,639
Imputed interest on lease financings, included in the above table	$(30,695)	$(30,646)
Net deferred costs, included in the above table	6,207	6,194
Overdraft deposits included in the above table	106	153

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at March 31, 2026 and December 31, 2025:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At March 31, 2026
Commercial, financial and agricultural	$4,150	$—	$—	$4,150	$1,030,749	$1,034,899	$4,048	$1,038,947
Real estate—commercial real estate and construction:
Commercial real estate	483	—	—	483	3,652,748	3,653,231	3,548	3,656,779
Construction	124	—	3,641	3,765	296,197	299,962	—	299,962
Real estate—residential and home equity:
Residential secured for business purpose	219	344	—	563	554,195	554,758	1,282	556,040
Residential secured for personal purpose	5,671	—	—	5,671	934,419	940,090	1,964	942,054
Home equity secured for personal purpose	1,181	43	48	1,272	198,296	199,568	1,676	201,244
Loans to individuals	119	72	—	191	12,128	12,319	—	12,319
Lease financings	659	392	61	1,112	230,984	232,096	771	232,867
Total	$12,606	$851	$3,750	$17,207	$6,909,716	$6,926,923	$13,289	$6,940,212

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2025
Commercial, financial and agricultural	$1,142	$749	$—	$1,891	$1,021,268	$1,023,159	$4,275	$1,027,434
Real estate—commercial real estate and construction:
Commercial real estate	3,943	4,236	—	8,179	3,611,002	3,619,181	2,355	3,621,536
Construction	380	—	—	380	305,678	306,058	735	306,793
Real estate—residential and home equity:
Residential secured for business purpose	781	1,029	—	1,810	550,651	552,461	1,717	554,178
Residential secured for personal purpose	5,500	—	—	5,500	951,892	957,392	2,218	959,610
Home equity secured for personal purpose	2,021	427	—	2,448	196,290	198,738	1,656	200,394
Loans to individuals	148	63	7	218	12,575	12,793	—	12,793
Lease financings	706	452	82	1,240	230,039	231,279	787	232,066
Total	$14,621	$6,956	$89	$21,666	$6,879,395	$6,901,061	$13,743	$6,914,804

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases held for investment at March 31, 2026 and December 31, 2025.

	At March 31, 2026			At December 31, 2025
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$4,048	$—	$4,048	$4,275	$—	$4,275
Real estate—commercial real estate and construction:
Commercial real estate	3,548	—	3,548	2,355	—	2,355
Construction	—	3,641	3,641	735	—	735
Real estate—residential and home equity:
Residential secured for business purpose	1,282	—	1,282	1,717	—	1,717
Residential secured for personal purpose	1,964	—	1,964	2,218	—	2,218
Home equity secured for personal purpose	1,676	48	1,724	1,656	—	1,656
Loans to individuals	—	—	—	—	7	7
Lease financings	771	61	832	787	82	869
Total	$13,289	$3,750	$17,039	$13,743	$89	$13,832

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At March 31, 2026
Commercial, financial and agricultural	$154	$3,894	$4,048	$—
Real estate-commercial	3,188	360	3,548	—
Real estate-construction	—	—	—	3,641
Real estate-residential secured for business purpose	1,231	51	1,282	—
Real estate-residential secured for personal purpose	1,964	—	1,964	—
Real estate-home equity secured for personal purpose	1,517	159	1,676	48
Lease financings	—	771	771	61
Total	$8,054	$5,235	$13,289	$3,750
At December 31, 2025
Commercial, financial and agricultural	$154	$4,121	$4,275	$—
Real estate-commercial	1,995	360	2,355	—
Real estate-construction	735	—	735	—
Real estate-residential secured for business purpose	1,666	51	1,717	—
Real estate-residential secured for personal purpose	2,218	—	2,218	—
Real estate-home equity secured for personal purpose	1,570	86	1,656	—
Loans to individuals	—	—	—	7
Lease financings	—	787	787	82
Total	$8,338	$5,405	$13,743	$89

For the three months ended March 31, 2026, $59 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At March 31, 2026
Commercial, financial and agricultural	$1,979	$2,069	$—	$4,048
Real estate-commercial	3,548	—	—	3,548
Real estate-construction	—	—	—	—
Real estate-residential secured for business purpose	1,231	51	—	1,282
Real estate-residential secured for personal purpose	1,964	—	—	1,964
Real estate-home equity secured for personal purpose	1,676	—	—	1,676
Lease financings	—	771	—	771
Total	$10,398	$2,891	$—	$13,289

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2025
Commercial, financial and agricultural	$1,907	$1,937	$431	$4,275
Real estate-commercial	2,355	—	—	2,355
Real estate-construction	735	—	—	735
Real estate-residential secured for business purpose	1,666	51	—	1,717
Real estate-residential secured for personal purpose	2,218	—	—	2,218
Real estate-home equity secured for personal purpose	1,656	—	—	1,656
Lease financings	—	787	—	787
Total	$10,537	$2,775	$431	$13,743
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans by credit quality indicator at March 31, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At March 31, 2026
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$50,527	$164,925	$85,371	$36,898	$33,203	$110,974	$471,821	$977	$954,696
2. Special Mention	—	265	724	1,218	1,313	616	10,518	—	14,654
3. Substandard	—	480	4,178	5,468	19,341	5,113	35,017	—	69,597
Total	$50,527	$165,670	$90,273	$43,584	$53,857	$116,703	$517,356	$977	$1,038,947
Current period gross charge-offs	$4	$71	$—	$—	$—	$—	$303	$—	$378

Real Estate-Commercial
Risk Rating
1. Pass	$206,912	$702,833	$375,635	$382,688	$828,463	$1,037,791	$98,362	$—	$3,632,684
2. Special Mention	—	861	2,892	250	1,125	1,720	—	—	6,848
3. Substandard	—	—	999	1,385	1,493	13,370	—	—	17,247
Total	$206,912	$703,694	$379,526	$384,323	$831,081	$1,052,881	$98,362	$—	$3,656,779
Current period gross charge-offs	$—	$—	$—	$—	$195	$—	$—	$—	$195

Real Estate-Construction
Risk Rating
1. Pass	$25,433	$180,046	$30,397	$22,562	$17,988	$4,011	$14,540	$—	$294,977
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	—	3,641	728	616	—	—	4,985
Total	$25,433	$180,046	$30,397	$26,203	$18,716	$4,627	$14,540	$—	$299,962

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$32,771	$109,158	$78,817	$77,774	$114,075	$110,612	$31,106	$—	$554,313
2. Special Mention	—	—	—	—	216	—	—	—	216
3. Substandard	—	—	149	230	—	1,007	125	—	1,511
Total	$32,771	$109,158	$78,966	$78,004	$114,291	$111,619	$31,231	$—	$556,040
Current period gross charge-offs	$—	$—	$—	$457	$—	$—	$—	$—	$457

Totals By Risk Rating
1. Pass	$315,643	$1,156,962	$570,220	$519,922	$993,729	$1,263,388	$615,829	$977	$5,436,670
2. Special Mention	—	1,126	3,616	1,468	2,654	2,336	10,518	—	21,718
3. Substandard	—	480	5,326	10,724	21,562	20,106	35,142	—	93,340
Total	$315,643	$1,158,568	$579,162	$532,114	$1,017,945	$1,285,830	$661,489	$977	$5,551,728
Total current period gross charge-offs	$4	$71	$—	$457	$195	$—	$303	$—	$1,030

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2025
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$190,229	$100,720	$38,778	$37,042	$68,428	$48,061	$449,957	$982	$934,197
2. Special Mention	700	812	2,452	1,406	—	643	12,391	—	18,404
3. Substandard	485	4,286	6,849	20,078	5,512	154	37,469	—	74,833
Total	$191,414	$105,818	$48,079	$58,526	$73,940	$48,858	$499,817	$982	$1,027,434

Real Estate-Commercial
Risk Rating
1. Pass	$705,601	$395,166	$389,163	$859,503	$507,262	$631,928	$100,794	$—	$3,589,417
2. Special Mention	2,432	2,914	807	—	1,735	—	—	—	7,888
3. Substandard	429	1,010	187	5,435	246	16,924	—	—	24,231
Total	$708,462	$399,090	$390,157	$864,938	$509,243	$648,852	$100,794	$—	$3,621,536

Real Estate-Construction
Risk Rating
1. Pass	$166,806	$42,023	$43,121	$28,330	$1,718	$2,434	$13,477	$—	$297,909
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	3,641	2,545	—	639	2,059	—	8,884
Total	$166,806	$42,023	$46,762	$30,875	$1,718	$3,073	$15,536	$—	$306,793

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$114,828	$80,784	$81,481	$117,108	$94,503	$29,906	$33,062	$—	$551,672
2. Special Mention	—	—	—	507	—	—	50	—	557
3. Substandard	—	149	232	—	360	1,083	125	—	1,949
Total	$114,828	$80,933	$81,713	$117,615	$94,863	$30,989	$33,237	$—	$554,178

Totals By Risk Rating
1. Pass	$1,177,464	$618,693	$552,543	$1,041,983	$671,911	$712,329	$597,290	$982	$5,373,195
2. Special Mention	3,132	3,726	3,259	1,913	1,735	643	12,441	—	26,849
3. Substandard	914	5,445	10,909	28,058	6,118	18,800	39,653	—	109,897
Total	$1,181,510	$627,864	$566,711	$1,071,954	$679,764	$731,772	$649,384	$982	$5,509,941

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2026 or December 31, 2025.

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
Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at March 31, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
At March 31, 2026
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$10,731	$33,637	$26,465	$180,243	$330,238	$358,692	$84	$940,090
2. Nonperforming	—	—	—	—	1,747	217	—	1,964
Total	$10,731	$33,637	$26,465	$180,243	$331,985	$358,909	$84	$942,054

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$—	$307	$228	$177	$1,600	$1,404	$195,804	$199,520
2. Nonperforming	—	—	—	76	—	—	1,648	1,724
Total	$—	$307	$228	$253	$1,600	$1,404	$197,452	$201,244

Loans to Individuals
Payment Performance
1. Performing	$707	$1,459	$1,079	$360	$140	$473	$8,101	$12,319
2. Nonperforming	—	—	—	—	—	—	—	—
Total	$707	$1,459	$1,079	$360	$140	$473	$8,101	$12,319
Current period gross charge-offs	$20	$37	$19	$17	$—	$—	$107	$200

Lease Financings
Payment Performance
1. Performing	$23,622	$73,348	$58,233	$48,501	$21,131	$7,200	$—	$232,035
2. Nonperforming	—	121	5	391	271	44	—	832
Total	$23,622	$73,469	$58,238	$48,892	$21,402	$7,244	$—	$232,867
Current period gross charge-offs	$—	$101	$57	$20	$72	$8	$—	$258

Totals by Payment Performance
1. Performing	$35,060	$108,751	$86,005	$229,281	$353,109	$367,769	$203,989	$1,383,964
2. Nonperforming	—	121	5	467	2,018	261	1,648	4,520
Total	$35,060	$108,872	$86,010	$229,748	$355,127	$368,030	$205,637	$1,388,484
Total current period gross charge-offs	$20	$138	$76	$37	$72	$8	$107	$458

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2025
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$34,439	$29,536	$190,287	$333,364	$183,622	$186,144	$—	$957,392
2. Nonperforming	—	—	—	1,824	—	394	—	2,218
Total	$34,439	$29,536	$190,287	$335,188	$183,622	$186,538	$—	$959,610

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$468	$232	$257	$1,654	$311	$1,162	$194,654	$198,738
2. Nonperforming	—	—	—	—	—	—	1,656	1,656
Total	$468	$232	$257	$1,654	$311	$1,162	$196,310	$200,394

Loans to Individuals
Payment Performance
1. Performing	$1,696	$1,268	$464	$181	$26	$486	$8,665	$12,786
2. Nonperforming	—	—	—	—	—	7	—	7
Total	$1,696	$1,268	$464	$181	$26	$493	$8,665	$12,793

Lease Financings
Payment Performance
1. Performing	$77,223	$63,335	$54,777	$25,549	$8,253	$2,060	$—	$231,197
2. Nonperforming	293	67	236	233	26	14	—	869
Total	$77,516	$63,402	$55,013	$25,782	$8,279	$2,074	$—	$232,066

Totals by Payment Performance
1. Performing	$113,826	$94,371	$245,785	$360,748	$192,212	$189,852	$203,319	$1,400,113
2. Nonperforming	293	67	236	2,057	26	415	1,656	4,750
Total	$114,119	$94,438	$246,021	$362,805	$192,238	$190,267	$204,975	$1,404,863

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at March 31, 2026 or December 31, 2025.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three months ended March 31, 2026 and 2025. There were no changes to the reasonable and supportable forecast period and the reversion period, or any other significant methodology changes during the three months ended March 31, 2026.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2026
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,983	$(1,783)	$(378)	$83	$14,905
Real estate-commercial	47,166	3,104	(195)	3	50,078
Real estate-construction	5,475	(39)	—	—	5,436
Real estate-residential secured for business purpose	7,600	548	(457)	—	7,691
Real estate-residential secured for personal purpose	6,341	172	—	—	6,513
Real estate-home equity secured for personal purpose	1,638	(270)	—	—	1,368
Loans to individuals	348	205	(200)	46	399
Lease financings	2,614	61	(258)	93	2,510
Total	$88,165	$1,998	$(1,488)	$225	$88,900
Three Months Ended March 31, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,079	$2,679	$(1,557)	$326	$17,527
Real estate-commercial	46,867	315	(20)	4	47,166
Real estate-construction	4,924	(174)	—	—	4,750
Real estate-residential secured for business purpose	7,491	16	—	—	7,507
Real estate-residential secured for personal purpose	7,222	(828)	—	—	6,394
Real estate-home equity secured for personal purpose	1,706	(140)	—	—	1,566
Loans to individuals	342	144	(165)	7	328
Lease financings	2,460	373	(289)	8	2,552
Total	$87,091	$2,385	$(2,031)	$345	$87,790

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at March 31, 2026 and 2025:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At March 31, 2026
Commercial, financial and agricultural	$2,530	$12,375	$14,905	$4,048	$1,034,899	$1,038,947
Real estate-commercial	154	49,924	50,078	3,548	3,653,231	3,656,779
Real estate-construction	—	5,436	5,436	—	299,962	299,962
Real estate-residential secured for business purpose	51	7,640	7,691	1,282	554,758	556,040
Real estate-residential secured for personal purpose	—	6,513	6,513	1,964	940,090	942,054
Real estate-home equity secured for personal purpose	14	1,354	1,368	1,676	199,568	201,244
Loans to individuals	—	399	399	—	12,319	12,319
Lease financings	386	2,124	2,510	386	232,481	232,867
Total	$3,135	$85,765	$88,900	$12,904	$6,927,308	$6,940,212
At March 31, 2025
Commercial, financial and agricultural	$2,343	$15,184	$17,527	$4,244	$1,030,117	$1,034,361
Real estate-commercial	166	47,000	47,166	3,526	3,542,876	3,546,402
Real estate-construction	—	4,750	4,750	—	281,785	281,785
Real estate-residential secured for business purpose	—	7,507	7,507	449	535,633	536,082
Real estate-residential secured for personal purpose	—	6,394	6,394	1,232	991,535	992,767
Real estate-home equity secured for personal purpose	—	1,566	1,566	1,088	188,031	189,119
Loans to individuals	—	328	328	—	16,930	16,930
Lease financings	67	2,485	2,552	67	235,524	235,591
Total	$2,576	$85,214	$87,790	$10,606	$6,822,431	$6,833,037

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Term Extension
	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	$8,792	0.85%	$6	5	$15,238	1.47%	$23
Real estate—commercial	—	—	—	—	2	3,185	0.09	—
Real estate—construction	1	728	0.24	1	2	4,726	1.68	12
Total	4	$9,520		$7	9	$23,149		$35
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$424	0.01%	$—	—	$—	—%	$—
Total	1	$424		$—	—	$—		$—
*Amortized cost excludes $90 thousand and $130 thousand of accrued interest receivable on modified loans for the three months ended March 31, 2026 and March 31, 2025, respectively.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Term Extension
(Dollars in thousands)	No. of Loans	Financial Effect
Three Months Ended March 31, 2026
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	Added a weighted-average 3 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Real estate—construction	1	Added 3 months to the life of the loan, which reduced monthly payment amount for the borrower.
Total	4
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	Added 4 months to the life of the loan, which reduced monthly payment amount for the borrower.
Total	1
Three Months Ended March 31, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	Added a weighted-average 2 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Real estate—commercial	2	Added a weighted-average 3 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Real estate—construction	2	Added a weighted-average 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Total	9
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—

The following presents, by class of loans, the amortized cost of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that had a payment default subsequent to modification during the three months ended March 31, 2026 and 2025 and were modified in the 12 months prior to that default.

	Three Months Ended March 31,
	2026		2024
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$424	—	$—
Total	1	$424	—	$—

The following presents, by class of loan, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of March 31, 2026 and 2025.

	At March 31, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$15,640	$—	$—	$15,640
Real estate—construction	728	—	—	728
Total	$16,368	$—	$—	$16,368
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	$—	$424	$—	$424
Total	$—	$424	$—	$424

	At March 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$15,238	$—	$—	$15,238
Real estate—commercial	5,024	—	—	5,024
Real estate—construction	4,726	—	—	4,726
Total	$24,988	$—	$—	$24,988
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	$—	$—	$—	$—

As of March 31, 2026 and March 31, 2025, the Bank had $2.0 million and $1.7 million, respectively, in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at March 31, 2026 or December 31, 2025.

(Dollars in thousands)	At March 31, 2026	At December 31, 2025
Real estate-residential secured for personal purpose	$3,700	$3,641
Real estate-home equity secured for personal purpose	727	328
Total	$4,427	$3,969

The following presents foreclosed residential real estate property included in other real estate owned at March 31, 2026 or December 31, 2025.

(Dollars in thousands)	At March 31, 2026	At December 31, 2025
Foreclosed residential real estate	$4,128	$3,981

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At March 31, 2026	At December 31, 2025
2026 (excluding the three months ended March 31, 2026)	$72,800	$94,185
2027	79,424	73,655
2028	54,718	49,277
2029	33,088	28,148
2030	15,771	11,337
Thereafter	3,359	1,729
Total future minimum lease payments receivable	259,160	258,331
Plus: Unguaranteed residual	1,397	1,446
Plus: Initial direct costs	3,005	2,935
Less: Imputed interest	(30,695)	(30,646)
Lease financings	$232,867	$232,066

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2026 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2025	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2026	$138,476	$15,434	$21,600	$175,510

The Corporation also has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows.

The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2026			At December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$5,268	$5,244	$24	$5,268	$5,220	$48
Customer related intangibles	2,476	1,743	733	2,476	1,674	802
Servicing rights	13,265	6,439	6,826	12,985	6,507	6,478
Total amortized intangible assets	$21,009	$13,426	$7,583	$20,729	$13,401	$7,328
(1) Included within accumulated amortization is a valuation allowance of $23 thousand and $307 thousand on servicing rights at March 31, 2026 and December 31, 2025, respectively.

The estimated aggregate amortization expense for core deposit and customer-related intangibles for the remainder of 2026 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$225
2027		216
2028		161
2029		105
2030		50
Thereafter		—
Total		$757
The aggregate fair value of servicing rights was $11.8 million and $10.3 million at March 31, 2026 and December 31, 2025, respectively. The fair value of these rights was determined using a discount rate of 11.3% at March 31, 2026 and December 31, 2025.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Beginning of period	$6,478	$6,990
Servicing rights capitalized	572	283
Amortization of servicing rights	(508)	(382)
Changes in valuation allowance	284	(19)
End of period	$6,826	$6,872
Loans serviced for others	$1,077,964	$1,037,090

Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Valuation allowance, beginning of period	$(307)	$(7)
Additions	—	(19)
Reductions	284	—
Valuation allowance, end of period	$(23)	$(26)

The estimated amortization expense of servicing rights for the remainder of 2026 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$1,119
2027		942
2028		794
2029		670
2030		566
Thereafter		2,735
Total		$6,826

Note 6. Deposits

Deposits and their respective weighted average interest rate at March 31, 2026 and December 31, 2025 consisted of the following:

	At March 31, 2026		At December 31, 2025
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,475,851	—%	$1,431,974
Demand deposits	2.86	3,203,058	2.90	3,478,924
Savings deposits	0.69	773,050	0.70	762,130
Time deposits	3.72	1,361,804	3.83	1,414,285
Total	2.17%	$6,813,763	2.27%	$7,087,313

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $265.8 million at March 31, 2026 and $281.9 million at December 31, 2025.

At March 31, 2026, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$820,436
2027		284,144
2028		182,012
2029		73,403
2030		1,330
Thereafter		479
Total		$1,361,804

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At March 31, 2026		At December 31, 2025
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$26,156	0.05%	$24,411	0.05%

Long-term debt:
FHLB advances	$175,000	4.04%	$200,000	4.20%
Subordinated notes	98,908	6.98	98,867	6.98

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.4 billion at March 31, 2026 and December 31, 2025. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.2 billion and $1.4 billion at March 31, 2026 and December 31, 2025, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $2.0 billion and $1.9 billion at March 31, 2026 and December 31, 2025, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. The Bank participates in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and held investment securities was $375.4 million and $380.2 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At March 31, 2026 and December 31, 2025, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.7 billion and $3.8 billion of committed borrowing capacity at March 31, 2026 and December 31, 2025, respectively, of which $2.4 billion and $2.3 billion was available as of March 31, 2026 and December 31, 2025, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $472.0 million and $457.0 million at March 31, 2026 and December 31, 2025, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2026	Weighted Average Rate
Remainder of 2026	$50,000	4.16%
2027	25,000	3.99
2028	40,000	4.33
2029	50,000	3.74
2030	10,000	3.94
Thereafter	—	—
Total	$175,000	4.04%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended March 31,
	2026	2025	2026	2025
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$141	$132	$10	$11
Interest cost	600	604	28	27
Expected loss on plan assets	(984)	(891)	—	—
Amortization of net actuarial loss (gain)	18	63	(23)	(11)
Net periodic benefit (income) cost	$(225)	$(92)	$15	$27

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $155 thousand to the Retirement Plans and $120 thousand to Other Postretirement Benefit Plans in 2026. During the three months ended March 31, 2026, the Corporation contributed $39 thousand to its Retirement Benefit Plans and $29 thousand to its Other Postretirement Benefit Plans. During the three months ended March 31, 2026, $729 thousand was paid to participants from the Retirement Plans and $29 thousand was paid to participants from the Other Postretirement Benefit Plans.

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

The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2026:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2026
Outstanding at December 31, 2025	74,268	$28.20
Exercised	(8,000)	26.44
Outstanding at March 31, 2026	66,268	$28.41	1.7	$388
Exercisable at March 31, 2026	66,268	$28.41	1.7	$388

The Corporation did not grant any stock options during the three months ended March 31, 2026 or March 31, 2025.
The following is a summary of nonvested restricted stock units at March 31, 2026, including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2025	521,838	$24.03
Granted	184,909	32.75
Cancelled by performance factor	(18,382)	24.88
Vested	(175,957)	23.92
Forfeited	(543)	23.57
Nonvested stock units at March 31, 2026	511,865	$27.19

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Restricted stock units granted	184,909	196,666
Weighted average grant date fair value	$32.75	$28.44
Intrinsic value of units granted	$6,046	$5,592
Restricted stock units vested	175,957	163,625
Weighted average grant date fair value	$23.92	$25.34
Intrinsic value of units vested	$5,765	$4,650

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at March 31, 2026 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$10,890	2.3

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Stock-based compensation expense:
Restricted stock units	$1,238	$1,067
Employee stock purchase plan	24	26
Total	$1,262	$1,093
Total tax benefits recognized from share-based compensation	$701	$420

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(21,499)	$(614)	$(3,354)	$(25,467)
Other comprehensive income	(926)	—	(4)	(930)
Reclassification adjustment recorded in earnings (1)	—	446	—	446
Balance, March 31, 2026	$(22,425)	$(168)	$(3,358)	$(25,951)

Balance, December 31, 2024	$(35,117)	$(2,422)	$(6,453)	$(43,992)
Other comprehensive income	5,583	—	41	5,624
Reclassification adjustment recorded in earnings (1)	—	446	—	446
Balance, March 31, 2025	$(29,534)	$(1,976)	$(6,412)	$(37,922)
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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap. In connection with the termination, the Corporation incurred an unwind fee of $4.0 million, of which $3.8 million has been reclassified to earnings as a reduction to interest income since termination. Additionally, unamortized origination and third-party fees totaled $12 thousand at March 31, 2026. The $226 thousand will be amortized into interest income over the remaining one month of the original swap.

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

At March 31, 2026, the Corporation had exposure to 137 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a notional amount of $870.9 million and remaining maturities ranging from two months to nine years. At March 31, 2026, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $104 thousand. At March 31, 2026, the fair value of the swaps to the customers was a net gain of $27.0 million. At March 31, 2026, the Corporation's credit exposure related to customers totaled $2.3 million.

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

Derivatives Tables

The Corporation had no derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2026 or December 31, 2025.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2026
Credit derivatives	$870,877		$—	Other liabilities	$104
Interest rate locks with customers	26,063	Other assets	57		—
Forward loan sale commitments	36,124	Other assets	221		—
Total	$933,064		$278		$104
At December 31, 2025
Credit derivatives	$873,568		$—	Other liabilities	$140
Interest rate locks with customers	16,954	Other assets	331		—
Forward loan sale commitments	32,242		—	Other liabilities	82
Total	$922,764		$331		$222

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2026	2025
Reclassification adjustment included in earnings (1)	Interest income	$(565)	$(565)
Total net loss		$(565)	$(565)
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

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended
		March 31,
(Dollars in thousands)		2026	2025
Credit derivatives	Other noninterest income	$237	$18
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(275)	208
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	302	(153)
Total net gain		$264	$73

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2026	At December 31, 2025
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$(168)	$(614)
Total		$(168)	$(614)
(1) The interest rate swap was terminated on August 2, 2024. This after-tax amount will be reclassified to earnings as a reduction to interest income over the remaining one month of the original swap.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2026.

Loans Held for Sale

The fair value of our mortgage loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities. At March 31, 2026, loans held for sale included a $3.9 million commercial real-estate loan and a $1.0 million residential real-estate loan secured for business purpose. The fair value of these loans were measured based on the estimated sale price of the loans and is classified within Level 2 in the fair value hierarchy.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, classified using the fair value hierarchy:

	At March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
Residential mortgage-backed securities	$—	$298,336	$—	$298,336
Collateralized mortgage obligations	—	1,287	—	1,287
Corporate bonds	—	74,405	5,000	79,405
Total available-for-sale securities	—	374,028	5,000	379,028
Equity securities:
Money market mutual funds	2,898	—	—	2,898
Total equity securities	2,898	—	—	2,898
Loans held for sale	—	14,371	—	14,371
Interest rate locks with customers*	—	57	—	57
Forward loan sale commitments*	—	221	—	221
Total assets	$2,898	$388,677	$5,000	$396,575
Liabilities:
Credit derivatives*	$—	$—	$104	$104
Total liabilities	$—	$—	$104	$104
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $104 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 137 interest rate swaps with a notional amount of $870.9 million. The March 31, 2026 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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
The $140 thousand of credit derivatives liability represented the CVA, which is obtained from real-time financial market data, of 138 interest rate swaps with a current notional amount of $873.6 million. The December 31, 2025 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(Dollars in thousands)	Balance at December 31, 2025	Additions	Increase in value	Balance at March 31, 2026
Credit derivatives	$(140)	$(201)	$237	$(104)
Net total	$(140)	$(201)	$237	$(104)

	Three Months Ended March 31, 2025
(Dollars in thousands)	Balance at December 31, 2024	Additions	Increase in value	Balance at March 31, 2025
Credit derivatives	$(67)	$(30)	$18	$(79)
Net total	$(67)	$(30)	$18	$(79)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2025. There was no contingent consideration liability related to acquisitions at March 31, 2026.

	Three Months Ended March 31, 2025
(Dollars in thousands)	Balance at December 31, 2024	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2025
Paul I. Sheaffer Insurance Agency	$635	$635	$—	$—
Total contingent consideration liability	$635	$635	$—	$—

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

	At March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$9,769	$9,769
Other real estate owned	—	—	24,073	24,073
Repossessed assets	—	—	124	124
Total	$—	$—	$33,966	$33,966

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,194	$10,194
Other real estate owned	—	—	23,926	23,926
Repossessed assets	—	—	65	65
Total	$—	$—	$34,185	$34,185

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2026 and December 31, 2025. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$222,357	$—	$—	$222,357	$222,357
Held-to-maturity securities	—	106,161	—	106,161	119,490
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	35,511
Net loans and leases held for investment	—	—	6,839,879	6,839,879	6,841,543
Servicing rights	—	—	11,783	11,783	6,826
Total assets	$222,357	$106,161	$6,851,662	$7,180,180	$7,225,727
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,451,959	$—	$—	$5,451,959	$5,451,959
Time deposits	—	1,362,105	—	1,362,105	1,361,804
Total deposits	5,451,959	1,362,105	—	6,814,064	6,813,763
Short-term borrowings	26,156	—	—	26,156	26,156
Long-term debt	—	186,830	—	186,830	175,000
Subordinated notes	—	99,500	—	99,500	98,908
Total liabilities	$5,478,115	$1,648,435	$—	$7,126,550	$7,113,827

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$553,712	$—	$—	$553,712	$553,712
Held-to-maturity securities	—	109,724	—	109,724	123,024
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	37,808
Net loans and leases held for investment	—	—	6,824,797	6,824,797	6,816,445
Servicing rights	—	—	10,267	10,267	6,478
Total assets	$553,712	$109,724	$6,835,064	$7,498,500	$7,537,467
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,673,028	$—	$—	$5,673,028	$5,673,028
Time deposits	—	1,417,969	—	1,417,969	1,414,285
Total deposits	5,673,028	1,417,969	—	7,090,997	7,087,313
Short-term borrowings	24,411	—	—	24,411	24,411
Long-term debt	—	211,230	—	211,230	200,000
Subordinated notes	—	102,000	—	102,000	98,867
Total liabilities	$5,697,439	$1,731,199	$—	$7,428,638	$7,410,591

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

Loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. At March 31, 2026, loans held for sale included a $3.9 million commercial real estate loan and a $1.0 million residential real estate loan secured for business purpose. The fair value of these loans were measured based on the estimated sale price of the loans and is classified within Level 2 in the fair value hierarchy.

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2026, individually analyzed loans held for investment had a carrying amount of $12.5 million with a valuation allowance of $2.7 million. At December 31, 2025, individually analyzed loans held for investment had a carrying amount of $13.0 million with a valuation allowance of $2.8 million. At March 31, 2026, individually analyzed leases had a carrying amount of $386 thousand with a valuation allowance of $386 thousand. At December 31, 2025, the Corporation had individually analyzed leases of $260 thousand with a valuation allowance of $260 thousand.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2026, servicing rights had a net carrying amount of $6.8 million, which included a valuation allowance of $23 thousand. At December 31, 2025, servicing rights had a net carrying amount of $6.8 million, which included a valuation allowance of $307 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2026, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At March 31, 2026 and December 31, 2025, OREO had a carrying amount of $24.1 million and $23.9 million, respectively. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Repossessed Assets: Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At March 31, 2026 and December 31, 2025, repossessed assets had a carrying amount of $124 thousand and $65 thousand, respectively. During the three months ended March 31, 2026, repossessed assets totaling $78 thousand were acquired and repossessed assets totaling $19 thousand were written down. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 13. Segment Reporting

At March 31, 2026, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance. The parent holding company and intercompany eliminations are included in the "Other" segment. Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

●
The Banking segment provides financial services to individuals, businesses, municipalities and non-profit organizations. These services include a full range of banking products and services such as deposits, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.

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
The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to the condensed consolidated financial information for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$106,235	$13	$—	$103	$106,351
Interest expense	41,238	—	—	1,748	42,986
Net interest income (expense)	64,997	13	—	(1,645)	63,365
Noninterest income	8,130	8,485	7,430	43	24,088
Total revenue	73,127	8,498	7,430	(1,602)	87,453
Provision for credit losses	1,303	—	—	—	1,303
Less: (1)
Salaries, benefits and commissions	19,670	4,513	3,862	5,414	33,459
Net occupancy	2,421	123	189	265	2,998
Equipment	917	12	17	133	1,079
Data processing	2,632	389	149	1,310	4,480
Professional fees	498	179	1	999	1,677
Marketing and advertising	291	24	1	318	634
Deposit insurance premiums	1,170	—	—	—	1,170
Intangible expense	24	—	69	—	93
Restructuring charges	427	—	—	—	427
Other segment items (2)	5,548	596	(3)	511	6,652
Intersegment expense (revenue) (3)	9,130	176	137	(9,443)	—
Income (loss) before income taxes	$29,096	$2,486	$3,008	$(1,109)	$33,481
Income tax expense (benefit)	5,997	503	641	(752)	6,389
Net income (loss)	$23,099	$1,983	$2,367	$(357)	$27,092
Net capital expenditures	$400	$4	$11	$154	$569

	Three Months Ended
	March 31, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$103,400	$16	$—	$—	$103,416
Interest expense	44,354	—	—	2,281	46,635
Net interest income (expense)	59,046	16	—	(2,281)	56,781
Noninterest income	7,641	7,833	6,906	35	22,415
Total revenue	66,687	7,849	6,906	(2,246)	79,196
Provision for credit losses	2,311	—	—	—	2,311
Less: (1)
Salaries, benefits and commissions	18,449	4,356	3,676	4,345	30,826
Net occupancy	2,288	122	179	264	2,853
Equipment	987	10	25	100	1,122
Data processing	2,572	353	144	1,295	4,364
Professional fees	576	323	14	884	1,797
Marketing and advertising	159	28	12	154	353
Deposit insurance premiums	1,151	—	—	—	1,151
Intangible expense	47	—	83	—	130
Other segment items (2)	5,189	530	216	797	6,732
Intersegment expense (revenue) (3)	6,874	128	117	(7,119)	—
Income (loss) before income taxes	$26,084	$1,999	$2,440	$(2,966)	$27,557
Income tax expense (benefit)	5,077	406	543	(864)	5,162
Net income (loss)	$21,007	$1,593	$1,897	$(2,102)	$22,395
Net capital expenditures	$1,490	$7	$6	$362	$1,865

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
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.

The following tables show significant components of segment net assets as of March 31, 2026 and December 31, 2025.

	At March 31, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$127,396	$57,030	$37,931	$—	$222,357
Loans and leases, including loans held for sale, net of allowance for credit losses	6,865,683	—	—	—	6,865,683
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	839,337	2,511	2,686	33,498	878,032
Total segment assets	$7,970,892	$74,975	$62,217	$33,498	$8,141,582

	At December 31, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$462,888	$55,155	$35,669	$—	$553,712
Loans and leases, including loans held for sale, net of allowance for credit losses	6,841,927	—	—	—	6,841,927
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	828,550	2,520	2,438	32,240	865,748
Total segment assets	$8,271,841	$73,109	$59,707	$32,240	$8,436,897

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

Forward-Looking Statements

This report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "may," "will," "could," "should," "would," "believe," "anticipate," "plan," "estimate," "expect," "project," "target," and "goal," the negative of these terms and other similar expressions are intended to identify forward-looking statements, but are not the exclusive way to identify such statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include but are not limited to: statements of goals, intentions and expectations; statements regarding business plans, prospects, growth and operating strategies; statements regarding the quality, growth and composition of loan, investment and deposit portfolios; statements regarding our financial performance, financial condition and liquidity; and estimates of our risks and future credit provision and noninterest expenses. These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change, including but not limited to those set forth below:

•Operating, legal and regulatory risks;
•Economic, political and competitive forces;
•General economic conditions, either nationally or in our market areas, that are worse than expected, included as a result of employment levels and labor shortages, and the effect of a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
•Legislative, regulatory and accounting changes, including increased assessments by the Federal Deposit Insurance Corporation and changes in income tax laws and regulations;
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
•Our ability to manage market risk, credit risk, interest rate risk and operational risk and the effectiveness of our risk management processes and procedures;
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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Univest Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2025 under the section entitled "Item 1A - Risk Factors," and from time to time in other filings made by the Corporation with the SEC.

These forward-looking statements speak only as of the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

Critical Accounting Policies

In order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies could materially affect the results of operations and financial condition of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and the calculation of the allowance for credit losses on loans and leases as critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2025 Annual Report on Form 10-K.

General

The Corporation is a Pennsylvania corporation, organized in 1973, and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. and is the sole member of 1876 Double Eagle, LLC. The condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank and 1876 Double Eagle, LLC.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2026	2025	Amount	Percent
Net income	$27,092	$22,395	$4,697	21.0%
Net income per share:
Basic	$0.97	$0.77	$0.20	26.0
Diluted	0.96	0.77	0.19	24.7
Return on average assets	1.33%	1.14%	19 BP	16.7
Return on average equity	11.57%	10.13%	144 BP	14.2

The financial results for the three months ended March 31, 2026 included tax-free bank owned life insurance (BOLI) death benefit proceeds of $372 thousand, which represented $0.01 diluted earnings per share. In addition, the financial results for the quarter included a $427 thousand restructuring charge ($337 thousand after-tax), or $0.01 diluted earnings per share, related to the planned closure of two underutilized facilities: a financial center and a limited purpose banking office. The financial results for the three months ended March 31, 2025 included tax-free BOLI death benefit proceeds of $1.0 million, which represented $0.04 diluted earnings per share.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three months ended March 31, 2026 and 2025. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three months ended March 31, 2026 versus 2025

Net interest income on a tax-equivalent basis for the three months ended March 31, 2026 was $63.8 million, an increase of $6.7 million, or 11.7%, compared to $57.2 million for the three months ended March 31, 2025. The increase in tax-equivalent net interest income for the three months ended March 31, 2026 compared to the comparable period in the prior year was driven by higher average balances of loans and cash and cash equivalents, as well as a reduction in our cost of funds offset by higher average balances of interest-bearing liabilities.

The net interest margin, on a tax-equivalent basis, was 3.33% for the three months ended March 31, 2026, compared to 3.09% for the three months ended March 31, 2025. Excess liquidity reduced net interest margin by approximately 11 basis points for the three months ended March 31, 2026, and approximately three basis points for the three months ended March 31, 2025.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$306,797	$2,810	3.71%	$119,997	$1,360	4.60%
Obligations of states and political subdivisions*	—	—	—	879	4	1.85
Other debt and equity securities	499,078	4,053	3.29	499,199	4,019	3.27
Federal Home Loan Bank, Federal Reserve Bank and other stock	37,286	704	7.66	37,561	687	7.42
Total interest-earning deposits, investments and other interest-earning assets	843,161	7,567	3.64	657,636	6,070	3.74
Commercial, financial and agricultural loans	959,673	15,331	6.48	990,860	17,020	6.97
Real estate—commercial and construction loans	3,861,156	55,796	5.86	3,704,232	52,676	5.77
Real estate—residential loans	1,710,239	21,526	5.10	1,729,146	21,542	5.05
Loans to individuals	12,396	273	8.93	19,438	393	8.20
Tax-exempt loans and leases	223,166	3,116	5.66	230,133	2,861	5.04
Lease financings	172,970	3,212	7.53	182,694	3,240	7.19
Gross loans and leases	6,939,600	99,254	5.80	6,856,503	97,732	5.78
Total interest-earning assets	7,782,761	106,821	5.57	7,514,139	103,802	5.60
Cash and due from banks	57,980			56,690
Allowance for credit losses, loans and leases	(88,832)			(87,822)
Premises and equipment, net	45,359			46,852
Operating lease right-of-use assets	25,414			27,761
Other assets	428,084			423,423
Total assets	$8,250,766			$7,981,043
Liabilities:
Interest-bearing checking deposits	$1,280,570	$7,722	2.45%	$1,222,012	$7,075	2.35%
Money market savings	2,045,306	16,918	3.35	1,840,194	18,035	3.97
Regular savings	765,296	1,372	0.73	702,543	763	0.44
Time deposits	1,389,144	13,130	3.83	1,476,495	16,106	4.42
Total time and interest-bearing deposits	5,480,316	39,142	2.90	5,241,244	41,979	3.25
Short-term borrowings	25,578	3	0.05	6,909	14	0.82
Long-term debt	201,389	2,093	4.21	217,500	2,361	4.40
Subordinated notes	98,897	1,748	7.17	149,319	2,281	6.20
Total borrowings	325,864	3,844	4.78	373,728	4,656	5.05
Total interest-bearing liabilities	5,806,180	42,986	3.00	5,614,972	46,635	3.37
Noninterest-bearing deposits	1,411,612			1,376,409
Operating lease liabilities	28,116			30,675
Accrued expenses and other liabilities	55,349			62,176
Total liabilities	7,301,257			7,084,232
Total interest-bearing liabilities and noninterest-bearing deposits ("Cost of Funds")	7,217,792		2.42	6,991,381		2.71
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	303,413			302,653
Retained earnings and other equity	488,312			436,374
Total shareholders’ equity	949,509			896,811
Total liabilities and shareholders’ equity	$8,250,766			$7,981,043
Net interest income		$63,835			$57,167
Net interest spread			2.57			2.23
Effect of net interest-free funding sources			0.76			0.86
Net interest margin			3.33%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.04%			133.82%
*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $793 thousand and $554 thousand for the three months ended March 31, 2026 and 2025, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2026 and 2025 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2026 Versus 2025
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1,758	$(308)	$1,450
Obligations of states and political subdivisions	(4)	—	(4)
Other debt and equity securities	(1)	35	34
Federal Home Loan Bank, Federal Reserve Bank and other stock	(5)	22	17
Interest on deposits, investments and other earning assets	1,748	(251)	1,497
Commercial, financial and agricultural loans	(522)	(1,167)	(1,689)
Real estate—commercial and construction loans	2,281	839	3,120
Real estate—residential loans	(232)	216	(16)
Loans to individuals	(152)	32	(120)
Tax-exempt loans and leases	(89)	344	255
Lease financings	(177)	149	(28)
Interest and fees on loans and leases	1,109	413	1,522
Total interest income	2,857	162	3,019
Interest expense:
Interest-bearing checking deposits	343	304	647
Money market savings	1,878	(2,995)	(1,117)
Regular savings	73	536	609
Time deposits	(914)	(2,062)	(2,976)
Total time and interest-bearing deposits	1,380	(4,217)	(2,837)
Short-term borrowings	11	(22)	(11)
Long-term debt	(169)	(99)	(268)
Subordinated notes	(852)	319	(533)
Interest on borrowings	(1,010)	198	(812)
Total interest expense	370	(4,019)	(3,649)
Net interest income	$2,487	$4,181	$6,668

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2026 and 2025 was $1.3 million and $2.3 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Allowance for credit losses, loans and leases	$88,900	$88,165	$86,527	$86,989	$87,790
Loans and leases held for investment	6,940,212	6,914,804	6,785,482	6,801,185	6,833,037
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.28%	1.28%	1.28%

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	Amount	Percent
Trust fee income	$2,236	$2,161	$75	3.5%
Service charges on deposit accounts	2,279	2,194	85	3.9
Investment advisory commission and fee income	6,154	5,613	541	9.6
Insurance commission and fee income	7,423	6,889	534	7.8
Other service fee income	3,041	2,707	334	12.3
Bank owned life insurance income	1,332	1,959	(627)	(32.0)
Net gain on mortgage banking activities	791	647	144	22.3
Other income	832	245	587	239.6
Total noninterest income	$24,088	$22,415	$1,673	7.5%

Three months ended March 31, 2026 versus 2025

Noninterest income for the three months ended March 31, 2026 was $24.1 million, an increase of $1.7 million, or 7.5%, from the three months ended March 31, 2025.

Other income increased $587 thousand, or 239.6%, for the three months ended March 31, 2026 from the comparable period in the prior year. Fees on risk participation agreements for interest rate swaps increased $219 thousand due to increased demand. Additionally, income on other real estate owned for the three months ended March 31, 2025 included a one-time expense of $254 thousand related to building repairs.

Investment advisory commission and fee income increased $541 thousand, or 9.6%, for the three months ended March 31, 2026 from the comparable period in the prior year, driven by appreciation in assets under management and new customer relationships.

Insurance commission and fee income increased $534 thousand, or 7.8%, for the three months ended March 31, 2026 from the comparable period in the prior year, primarily due to an increase of $342 thousand in premiums on commercial lines. Additionally, contingent income increased $194 thousand for the quarter, from $1.6 million for the three months ended March 31, 2025 to $1.8 million for the three months ended March 31, 2026. Contingent income is largely recognized in the first quarter of each year.

Other service fee income increased $334 thousand, or 12.3%, for the three months ended March 31, 2026 from the comparable period in the prior year. This was driven by a $284 thousand decrease in the valuation allowance on servicing rights in the first quarter of 2026 compared to a $19 thousand increase in the first quarter of 2025.

Net gain on mortgage banking activities increased $144 thousand, or 22.3%, for the three months ended March 31, 2026 from the comparable period in the prior year, primarily due to increased salable volume.

Bank owned life insurance income ("BOLI") decreased $627 thousand, or 32.0%, for the three months ended March 31, 2026 from the comparable period in the prior year. The financial results for the three months ended March 31, 2026 included $372 thousand in BOLI death benefit proceeds compared to $1.0 million for the three months ended March 31, 2025.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	Amount	Percent
Salaries, benefits and commissions	$33,459	$30,826	$2,633	8.5%
Net occupancy	2,998	2,853	145	5.1
Equipment	1,079	1,122	(43)	(3.8)
Data processing	4,480	4,364	116	2.7
Professional fees	1,677	1,797	(120)	(6.7)
Marketing and advertising	634	353	281	79.6
Deposit insurance premiums	1,170	1,151	19	1.7
Intangible expenses	93	130	(37)	(28.5)
Restructuring charges	427	—	427	N/M
Other expense	6,652	6,732	(80)	(1.2)
Total noninterest expense	$52,669	$49,328	$3,341	6.8%
Three months ended March 31, 2026 versus 2025

Noninterest expense for the three months ended March 31, 2026 was $52.7 million, an increase of $3.3 million, or 6.8%, from the three months ended March 31, 2025.

Salaries, benefits and commissions increased $2.6 million, or 8.5%, for the three months ended March 31, 2026 from the comparable period in the prior year, primarily driven by higher salary expense of $1.3 million. Additionally, medical claims expense increased by $753 thousand, or 48.8%. The Corporation maintains a self-insured medical plan and is responsible for claim costs up to the stop loss limit. This results in expense volatility based on the timing and magnitude of claims.

Restructuring charges increased $427 thousand for the three months ended March 31, 2026 from the comparable period in the prior year related to the planned closure of two underutilized facilities: a financial center and a limited purpose banking office.

Marketing and advertising expense increased $281 thousand, or 79.6%, for the three months ended March 31, 2026 from the comparable period in the prior year. This increase was partially driven by the inclusion of certain sponsorship activities that were historically reported in Other Expense and the Corporation's entry into a sponsorship agreement with a local university, enhancing community engagement and visibility.

Professional fees decreased $120 thousand, or 6.7%, for the three months ended March 31, 2026 from the comparable period in the prior year, primarily due to reduced consultant fees.

Tax Provision

The Corporation recognized a tax expense of $6.4 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively, resulting in effective rates of 19.1% and 18.7% for the respective periods. The discrete tax effect of vested equity compensation awards favorably impacted the first quarters of 2026 and 2025 by 132 and 71 basis points, respectively. Additionally, the effective tax rates for the three months ended March 31, 2026 and 2025 were favorably impacted by 21 and 73 basis points, respectively, from the proceeds of BOLI death benefit proceeds. Excluding the discrete impact of vested equity compensation awards and BOLI death benefit proceeds, the effective tax rate was 20.6% for the three months ended March 31, 2026 compared to 20.2% for the three months ended March 31, 2025.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31, 2026	At December 31, 2025	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$222,357	$553,712	$(331,355)	(59.8)%
Investment securities	501,416	496,289	5,127	1.0
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	35,511	37,808	(2,297)	(6.1)
Loans held for sale	14,371	15,288	(917)	(6.0)
Loans and leases held for investment	6,940,212	6,914,804	25,408	0.4
Allowance for credit losses, loans and leases	(88,900)	(88,165)	(735)	0.8
Premises and equipment, net	44,774	45,554	(780)	(1.7)
Operating lease right-of-use assets	25,032	25,795	(763)	(3.0)
Goodwill and other intangibles, net	183,093	182,838	255	0.1
Bank owned life insurance	142,141	140,001	2,140	1.5
Accrued interest receivable and other assets	121,575	112,973	8,602	7.6
Total assets	$8,141,582	$8,436,897	$(295,315)	(3.5)%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $331.4 million, or 59.8%, from December 31, 2025, primarily due to a decrease in interest-earning deposits at the Federal Reserve Bank of $332.1 million due to seasonal decreases in public funds, reflecting decreases in deposits and long-term debt.

Investment Securities

Total investment securities at March 31, 2026 increased $5.1 million, or 1.0%, from December 31, 2025 as purchases of $29.5 million, which were primarily residential mortgage-backed securities, were offset by maturities and pay-downs of $20.1 million, sales of $2.3 million, decreases in the fair value of available-for-sale investment securities of $1.2 million, calls of $500 thousand, net amortization of purchased premiums and discounts of $216 thousand and a provision for credit losses of $19 thousand.

Loans and Leases

Gross loans and leases held for investment increased $25.4 million, or 0.4%, from December 31, 2025. The increase in gross loans and leases held for investment was primarily due to increases in commercial and commercial real estate loans, partially offset by decreases in construction and residential mortgage loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At March 31, 2026, nonaccrual loans and leases were $13.3 million and had a related allowance for credit losses on loans and leases of $3.1 million. At December 31, 2025, nonaccrual loans and leases were $13.7 million and had a related allowance for credit losses on loans and leases of $3.0 million. During the first quarter of 2026, a $3.9 million commercial real estate loan and a $1.0 million residential real estate loan secured for business purpose million were placed on nonaccrual status. Subsequent to their nonaccrual designation, these loans incurred charge-offs totaling $652 thousand and were transferred to held-for-sale status. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the three months ended March 31, 2026 were $1.3 million compared to $1.7 million for the same period in the prior year.

Other real estate owned (OREO) was $24.1 million at March 31, 2026, compared to $23.9 million at December 31, 2025. Repossessed assets were $124 thousand and $65 thousand at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, repossessed assets totaling $78 thousand were acquired and repossessed assets totaling $19 thousand were written down.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2026	At December 31, 2025
Nonaccrual loans and leases held for investment	$13,289	$13,743
Accruing loans and leases, 90 days or more past due	3,750	89
Total nonperforming loans and leases	$17,039	$13,832
Other real estate owned	24,073	23,926
Repossessed assets	124	65
Total nonperforming assets	$41,236	$37,823

Loans and leases held for investment	$6,940,212	$6,914,804
Allowance for credit losses, loans and leases	88,900	88,165
Nonaccrual loans and leases with partial charge-offs	1,532	1,532
Reserves on individually analyzed loans	3,135	3,022

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%
Nonaccrual loans and leases / loans and leases (held for investment)	0.19%	0.20%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	668.97%	641.53%

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of March 31, 2026:

(Dollars in thousands)	At March 31, 2026
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
Animal Production	$432,795	7.8%
CRE - Retail	428,107	7.7
CRE - Multi-family	389,616	7.0
CRE - 1-4 Family Residential Investment	276,464	5.0
Hotels & Motels (Accommodation)	268,311	4.8
CRE - Office	255,519	4.6
CRE - Industrial / Warehouse	221,472	4.0
Specialty Trade Contractors	212,762	3.8
Nursing and Residential Care Facilities	163,252	2.9
Homebuilding (tract developers, remodelers)	149,383	2.7
Crop Production	136,365	2.5
Merchant Wholesalers, Durable Goods	132,459	2.4
Repair and Maintenance	128,533	2.3
CRE - Mixed-Use - Commercial	120,441	2.2
Motor Vehicle and Parts Dealers	119,414	2.2
CRE - Mixed-Use - Residential	109,227	2.0
Nondepository Credit Intermediation and Related Activities (except 5221)	104,189	1.9
Wood Product Manufacturing	103,621	1.9
Administrative and Support Services	97,371	1.8
Food Services and Drinking Places	90,711	1.6
Professional, Scientific, and Technical Services	90,018	1.6
Education	82,622	1.5
Merchant Wholesalers, Nondurable Goods	81,088	1.5
Fabricated Metal Product Manufacturing	78,283	1.4
Amusement, Gambling, and Recreation Industries	75,792	1.4
Personal and Laundry Services	64,254	1.2
Food Manufacturing	63,358	1.1
Miniwarehouse / Self-Storage	63,051	1.1
Religious Organizations, Advocacy Groups	62,815	1.1
Private Equity & Special Purpose Entities (except 52592)	56,916	1.0
Machinery Manufacturing	56,210	1.0
Industries with >$50 million in outstandings	$4,714,419	84.9%
Industries with <$50 million in outstandings	$837,309	15.1%
Total Commercial Loans	$5,551,728	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$942,054
Real Estate-Home Equity Secured for Personal Purpose	201,244
Loans to Individuals	12,319
Lease Financings	232,867
Total Consumer Loans and Lease Financings	$1,388,484

Total	$6,940,212

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $93 thousand and $130 thousand for the three months ended March 31, 2026 and 2025, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at March 31, 2026 and December 31, 2025.

The Corporation also has goodwill with a net carrying value of $175.5 million at March 31, 2026 and December 31, 2025, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2026 or 2025. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2026	At December 31, 2025	Change
			Amount	Percent
Deposits	$6,813,763	$7,087,313	$(273,550)	(3.9%)
Short-term borrowings	26,156	24,411	1,745	7.1
Long-term debt	175,000	200,000	(25,000)	(12.5)
Subordinated notes	98,908	98,867	41	—
Operating lease liabilities	27,699	28,531	(832)	(2.9)
Accrued interest payable and other liabilities	48,106	54,457	(6,351)	(11.7)
Total liabilities	$7,189,632	$7,493,579	$(303,947)	(4.1%)

Deposits

Total deposits decreased $273.6 million, or 3.9%, from December 31, 2025 due to decreases in commercial, consumer, brokered deposits, and public funds, primarily reflecting seasonal public funds runoff during the quarter. At March 31, 2026, noninterest bearing deposits totaling $1.5 billion represented 21.7% of total deposits compared to $1.4 billion representing 20.2% of total deposits at December 31, 2025. At March 31, 2026 and December 31, 2025, unprotected deposits, which excludes insured, internal, and collateralized deposit accounts, totaled $1.6 billion, which represented 23.7% and 23.2% of total deposits for the respective periods.

Borrowings

Total borrowings decreased $23.2 million, or 7.2%, from December 31, 2025, primarily due to maturities of long-term FHLB advances totaling $50.0 million, offset by a $25.0 million long-term FHLB advance, partially offset by a $1.7 million increase in customer repurchase agreements.

Other Liabilities

Other liabilities decreased $6.4 million, or 11.7%, from December 31, 2025, primarily due to the payment of previously accrued annual incentive compensation.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2026	At December 31, 2025	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	301,154	304,021	(2,867)	(0.9)
Retained earnings	611,771	591,202	20,569	3.5
Accumulated other comprehensive loss	(25,951)	(25,467)	(484)	1.9
Treasury stock	(92,808)	(84,222)	(8,586)	10.2
Total shareholders’ equity	$951,950	$943,318	$8,632	0.9%

Total shareholders' equity increased $8.6 million, or 0.9%, from December 31, 2025. Retained earnings at March 31, 2026 increased by $20.6 million primarily due to net income of $27.1 million offset by $6.2 million in cash dividends paid during the three months ended March 31, 2026. Accumulated other comprehensive loss increased by $484 thousand, which was primarily attributable to decreases in the fair value of available-for-sale investment securities of $1.2 million, net of tax. Treasury stock increased $8.6 million from December 31, 2025, related to repurchases of 351,138 shares at a cost of $11.9 million, offset by $3.3 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $29.1 million and $26.1 million for the three months ended March 31, 2026 and 2025, respectively. See the section of this Management's Discussion and Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.5 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively, which included noninterest income of $8.5 million and $7.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase in pre-tax income and noninterest income for the three months ended March 31, 2026 was driven by appreciation in assets under management compared to the previous year and new customer relationships. Assets under management and supervision were $5.8 billion as of March 31, 2026, $5.9 billion as of December 31, 2025, $5.2 billion as of March 31, 2025 and $5.2 billion as of December 31, 2024.

The Insurance segment reported pre-tax income of $3.0 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, which included noninterest income of $7.4 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase in pre-tax income and noninterest income for the three months ended March 31, 2026 was primarily due to an increase of $342 thousand in premiums on commercial lines. Additionally, contingent income increased $194 thousand for the quarter, from $1.6 million for the three months ended March 31, 2025 to $1.8 million for the three months ended March 31, 2026. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at March 31, 2026.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of March 31, 2026 and December 31, 2025 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2026
Total Capital (to Risk-Weighted Assets):
Corporation	$994,721	13.95%	$570,249	8.00%	$712,812	10.00%
Bank	856,639	12.08	567,264	8.00	709,080	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	806,670	11.32	427,687	6.00	570,249	8.00
Bank	767,957	10.83	425,448	6.00	567,264	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	806,670	11.32	320,765	4.50	463,328	6.50
Bank	767,957	10.83	319,086	4.50	460,902	6.50
Tier 1 Capital (to Average Assets):
Corporation	806,670	9.95	324,208	4.00	405,260	5.00
Bank	767,957	9.51	322,886	4.00	403,607	5.00
At December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$985,345	13.86%	$568,568	8.00%	$710,709	10.00%
Bank	846,416	11.97	565,684	8.00	707,106	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	426,426	6.00	568,568	8.00
Bank	757,978	10.72	424,263	6.00	565,684	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	319,819	4.50	461,961	6.50
Bank	757,978	10.72	318,197	4.50	459,619	6.50
Tier 1 Capital (to Average Assets):
Corporation	797,595	9.51	335,451	4.00	419,314	5.00
Bank	757,978	9.07	334,260	4.00	417,825	5.00
At March 31, 2026 and December 31, 2025, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At March 31, 2026, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category subsequent to March 31, 2026.

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

The Corporation uses gap analysis and earnings at risk simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a risk simulation model to measure short-term rate exposure. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one- and two-year horizon. The simulations use expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporate company-developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets tend to decrease in value; conversely, as interest rates decline, fixed-rate assets tend to increase in value.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid assets, unencumbered cash and cash equivalents, were $220.7 million and $549.2 million at March 31, 2026 and December 31, 2025, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $40.2 million and $37.3 million at March 31, 2026 and December 31, 2025, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank, Federal Reserve Bank and a correspondent bank of $3.7 billion and $3.8 billion at March 31, 2026 and December 31, 2025, respectively, of which $2.4 billion and $2.3 billion was available as of March 31, 2026 and December 31, 2025, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $472.0 million and $457.0 million at March 31, 2026 and December 31, 2025, respectively. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. Certificates of deposit due within one year of March 31, 2026 totaled $1.0 billion. If these deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, which may be expensive to obtain. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended March 31, 2026. A detailed discussion of market risk is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Sensitivity, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the first quarter of 2026, under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2026	110,689	$33.50	110,689	2,160,248
February 1 – 28, 2026	92,071	35.24	92,071	2,068,177
March 1 – 31, 2026	148,378	33.69	148,378	1,919,799
Total	351,138	$34.04	351,138
1.Average price paid per share includes stock repurchase excise tax.

On December 10, 2025, the Corporation's Board of Directors approved the repurchase of 2,000,000 shares, or approximately 7.1% of the Corporation's common stock outstanding as of November 30, 2025. The stock repurchase plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The stock repurchase plan has no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the plan at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – 31, 2026	—	$—
February 1 – 28, 2026	—	—
March 1 – 31, 2026	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: April 28, 2026	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2026	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)