Form 10-Q
period 2026-06-30
UNIVEST FINANCIAL Corp
filed 2026-07-28
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	27,580,768
(Title of Class)	(Number of shares outstanding at July 27, 2026)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At June 30, 2026	At December 31, 2025
ASSETS
Cash and due from banks	$79,490	$63,579
Interest-earning deposits with other banks	115,835	490,133
Cash and cash equivalents	195,325	553,712
Investment securities held-to-maturity (fair value $102,497 and $109,724 at June 30, 2026 and December 31, 2025, respectively)	116,207	123,024
Investment securities available-for-sale (amortized cost $408,196 and $398,476, net of allowance for credit losses of $34 and $11 at June 30, 2026 and December 31, 2025, respectively)	378,586	371,251
Investments in equity securities	2,705	2,014
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,798	37,808
Loans held for sale	13,237	15,288
Loans and leases held for investment	7,041,957	6,914,804
Less: Allowance for credit losses, loans and leases	(89,967)	(88,165)
Net loans and leases held for investment	6,951,990	6,826,639
Premises and equipment, net	44,373	45,554
Operating lease right-of-use assets	24,267	25,795
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,850	7,328
Bank owned life insurance	142,130	140,001
Accrued interest receivable and other assets	118,014	112,973
Total assets	$8,202,992	$8,436,897
LIABILITIES
Noninterest-bearing deposits	$1,463,965	$1,431,974
Interest-bearing deposits	5,469,043	5,655,339
Total deposits	6,933,008	7,087,313
Short-term borrowings	18,826	24,411
Long-term debt	125,000	200,000
Subordinated notes	98,994	98,867
Operating lease liabilities	26,863	28,531
Accrued interest payable and other liabilities	46,048	54,457
Total liabilities	7,248,739	7,493,579
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2026 and December 31, 2025; 31,556,799 shares issued at June 30, 2026 and December 31, 2025; 27,585,768 and 28,156,917 shares outstanding at June 30, 2026 and December 31, 2025, respectively	157,784	157,784
Additional paid-in capital	302,549	304,021
Retained earnings	628,327	591,202
Accumulated other comprehensive loss, net of tax benefit	(26,728)	(25,467)
Treasury stock, at cost; 3,971,031 and 3,399,882 shares at June 30, 2026 and December 31, 2025, respectively	(107,679)	(84,222)
Total shareholders’ equity	954,253	943,318
Total liabilities and shareholders’ equity	$8,202,992	$8,436,897
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans and leases	$102,183	$99,702	$200,967	$197,048
Interest and dividends on investment securities:
Taxable	4,203	3,962	8,256	7,981
Exempt from federal income taxes	—	—	—	4
Interest on deposits with other banks	1,118	1,371	3,928	2,731
Interest and dividends on other earning assets	625	671	1,329	1,358
Total interest income	108,129	105,706	214,480	209,122
Interest expense
Interest on deposits	38,767	41,755	77,909	83,734
Interest on short-term borrowings	30	1	33	15
Interest on long-term debt and subordinated notes	3,084	4,409	6,925	9,051
Total interest expense	41,881	46,165	84,867	92,800
Net interest income	66,248	59,541	129,613	116,322
Provision for credit losses	2,672	5,694	3,975	8,005
Net interest income after provision for credit losses	63,576	53,847	125,638	108,317
Noninterest income
Trust fee income	2,283	2,146	4,519	4,307
Service charges on deposit accounts	2,363	2,258	4,642	4,452
Investment advisory commission and fee income	6,043	5,460	12,197	11,073
Insurance commission and fee income	5,351	5,261	12,774	12,150
Other service fee income	3,319	3,147	6,360	5,854
Bank owned life insurance income	1,698	1,012	3,030	2,971
Net gain on investment securities transactions	11	—	11	—
Net gain on mortgage banking activities	1,346	981	2,137	1,628
Net (loss) gain on sales and write-downs of other real estate owned	(5,249)	—	(5,249)	4
Other income	941	1,236	1,773	1,477
Total noninterest income	18,106	21,501	42,194	43,916
Noninterest expense
Salaries, benefits and commissions	33,208	31,536	66,667	62,362
Net occupancy	2,938	2,739	5,936	5,592
Equipment	1,122	1,043	2,201	2,165
Data processing	4,627	4,408	9,107	8,772
Professional fees	2,029	1,597	3,706	3,394
Marketing and advertising	988	498	1,622	851
Deposit insurance premiums	1,118	1,074	2,288	2,225
Intangible expenses	92	131	185	261
Restructuring charges	—	—	427	—
Other expense	7,002	7,306	13,654	14,038
Total noninterest expense	53,124	50,332	105,793	99,660
Income before income taxes	28,558	25,016	62,039	52,573
Income tax expense	5,605	5,038	11,994	10,200
Net income	$22,953	$19,978	$50,045	$42,373
Net income per share:
Basic	$0.83	$0.69	$1.79	$1.46
Diluted	0.82	0.69	1.78	1.45
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2026			2025
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$28,558	$5,605	$22,953	$25,016	$5,038	$19,978
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(1,183)	(249)	(934)	3,875	814	3,061
Provision (reversal of provision) for credit losses	3	1	2	(729)	(153)	(576)
Less: reclassification adjustment for net gain on investment securities transactions realized in net income	(11)	(2)	(9)	—	—	—
Total net unrealized (losses) gains on available-for-sale investment securities	(1,191)	(250)	(941)	3,146	661	2,485
Net unrealized gains on interest rate swaps used in cash flow hedges:
Reclassification adjustment recorded in earnings (1)	212	44	168	569	119	450
Total net unrealized gains on interest rate swaps used in cash flow hedges	212	44	168	569	119	450
Defined benefit pension plans:
Amortization of net actuarial (losses) gains included in net periodic pension costs (2)	(5)	(1)	(4)	23	5	18
Total defined benefit pension plans	(5)	(1)	(4)	23	5	18
Other comprehensive (losses) income	(984)	(207)	(777)	3,738	785	2,953
Total comprehensive income	$27,574	$5,398	$22,176	$28,754	$5,823	$22,931
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
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(Dollars in thousands)	2026			2025
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$62,039	$11,994	$50,045	$52,573	$10,200	$42,373
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(2,375)	(499)	(1,876)	11,035	2,318	8,717
Provision (reversal) of provision for credit losses	23	5	18	(822)	(173)	(649)
Less: reclassification adjustment for net gain on investment securities transactions realized in net income	(11)	(2)	(9)	—	—	—
Total net unrealized (losses) gains on available-for-sale investment securities	(2,363)	(496)	(1,867)	10,213	2,145	8,068
Net unrealized gains on interest rate swaps used in cash flow hedges:
Reclassification adjustment recorded in earnings (1)	777	163	614	1,134	238	896
Total net unrealized gains on interest rate swaps used in cash flow hedges	777	163	614	1,134	238	896
Defined benefit pension plans:
Amortization of net actuarial (losses) gains included in net periodic pension costs (2)	(10)	(2)	(8)	75	16	59
Total defined benefit pension plans	(10)	(2)	(8)	75	16	59
Other comprehensive (loss) income	(1,596)	(335)	(1,261)	11,422	2,399	9,023
Total comprehensive income	$60,443	$11,659	$48,784	$63,995	$12,599	$51,396
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

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2026
Balance at March 31, 2026	27,949,173	$157,784	$301,154	$611,771	$(25,951)	$(92,808)	$951,950
Net income	—	—	—	22,953	—	—	22,953
Other comprehensive loss, net of income tax benefit	—	—	—	—	(777)	—	(777)
Cash dividends declared ($0.23 per share)	—	—	—	(6,395)	—	—	(6,395)
Stock-based compensation	—	—	1,240	(2)	—	—	1,238
Stock issued under dividend reinvestment and employee stock purchase plans	14,741	—	87	—	—	507	594
Vesting of restricted stock units, net of shares withheld to cover taxes	638	—	(18)	—	—	16	(2)
Exercise of stock options	46,755	—	86	—	—	1,243	1,329
Purchases of treasury stock	(425,539)	—	—	—	—	(16,637)	(16,637)
Balance at June 30, 2026	27,585,768	$157,784	$302,549	$628,327	$(26,728)	$(107,679)	$954,253

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended June 30, 2025
Balance at March 31, 2025	28,962,648	$157,784	$300,634	$541,776	$(37,922)	$(58,800)	$903,472
Net income	—	—	—	19,978	—	—	19,978
Other comprehensive income, net of income tax	—	—	—	—	2,953	—	2,953
Cash dividends declared ($0.22 per share)	—	—	—	(6,353)	—	—	(6,353)
Stock-based compensation	—	—	965	3	—	—	968
Stock issued under dividend reinvestment and employee stock purchase plans	18,981	—	48	(1)	—	528	575
Vesting of restricted stock units, net of shares withheld to cover taxes	433	—	(15)	—	—	8	(7)
Exercise of stock options	1,500	—	8	—	—	35	43
Purchases of treasury stock	(172,757)	—	—	—	—	(4,896)	(4,896)
Balance at June 30, 2025	28,810,805	$157,784	$301,640	$555,403	$(34,969)	$(63,125)	$916,733

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2026
Balance at December 31, 2025	28,156,917	$157,784	$304,021	$591,202	$(25,467)	$(84,222)	$943,318
Net income	—	—	—	50,045	—	—	50,045
Other comprehensive loss, net of income tax benefit	—	—	—	—	(1,261)	—	(1,261)
Cash dividends declared ($0.45 per share)	—	—	—	(12,563)	—	—	(12,563)
Stock-based compensation	—	—	2,766	(357)	—	—	2,409
Stock issued under dividend reinvestment and employee stock purchase plans	31,413	—	147	—	—	1,023	1,170
Vesting of restricted stock units, net of shares withheld to cover taxes	119,360	—	(4,482)	—	—	2,607	(1,875)
Exercise of stock options	54,755	—	97	—	—	1,444	1,541
Purchases of treasury stock	(776,677)	—	—	—	—	(28,531)	(28,531)
Balance at June 30, 2026	27,585,768	$157,784	$302,549	$628,327	$(26,728)	$(107,679)	$954,253

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2025
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301
Net income	—	—	—	42,373	—	—	42,373
Other comprehensive income, net of income tax	—	—	—	—	9,023	—	9,023
Cash dividends declared ($0.43 per share)	—	—	—	(12,441)	—	—	(12,441)
Stock-based compensation	—	—	2,335	(308)	—	—	2,027
Stock issued under dividend reinvestment and employee stock purchase plans	38,117	—	98	(1)	—	1,052	1,149
Vesting of restricted stock units, net of shares withheld to cover taxes	108,328	—	(3,656)	—	—	2,074	(1,582)
Exercise of stock options	13,000	—	34	—	—	289	323
Purchases of treasury stock	(394,517)	—	—	—	—	(11,440)	(11,440)
Balance at June 30, 2025	28,810,805	$157,784	$301,640	$555,403	$(34,969)	$(63,125)	$916,733
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$50,045	$42,373
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,975	8,005
Depreciation of premises and equipment	2,825	2,731
Net amortization of investment securities premiums and discounts	418	480
Amortization, fair market value adjustments and capitalization of servicing rights	(707)	81
Net gain on investment securities transactions	(11)	—
Net gain on mortgage banking activities	(2,137)	(1,628)
Net loss (gain) on sales and write-downs of other real estate owned	5,249	(4)
Bank owned life insurance income	(3,030)	(2,971)
Stock-based compensation	2,585	2,252
Intangible expenses	185	261
Other adjustments to reconcile net income to cash used in operating activities	(1,769)	(1,563)
Originations of loans held for sale	(110,793)	(95,067)
Proceeds from the sale of loans held for sale	114,596	95,735
Contributions to pension and other postretirement benefit plans	(136)	(125)
Increase in accrued interest receivable and other assets	(9,585)	(3,526)
Decrease in accrued interest payable and other liabilities	(5,611)	(8,176)
Net cash provided by operating activities	46,099	38,858
Cash flows from investing activities:
Proceeds from sale of premises and equipment	9	305
Purchases of premises and equipment	(1,644)	(3,293)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	6,664	6,727
Proceeds from maturities, calls and principal repayments of securities available-for-sale	34,092	24,025
Purchases of investment securities held-to-maturity	—	(1,236)
Purchases of investment securities available-for-sale	(44,078)	(22,380)
Proceeds from sales of equity securities	5,731	2,955
Purchases of money market mutual funds	(6,422)	(2,250)
Net decrease in other investments	5,010	2,498
Proceeds from sale of loans originally held-for-investment	16,739	—
Net (increase) decrease in loans and leases	(146,001)	14,283
Proceeds from sales of foreclosed / repossessed assets	73	239
Purchases of bank owned life insurance	(1,646)	—
Proceeds from bank owned life insurance	2,547	2,236
Net cash used in investing activities	(128,926)	24,109
Cash flows from financing activities:
Net decrease in deposits	(154,305)	(176,602)
Net decrease in short-term borrowings	(5,585)	(4,910)
Proceeds from issuance of long-term debt	25,000	50,000
Repayment of long-term debt	(100,000)	(75,000)
Repayment of subordinated debt	(55)	—
Payment of contingent consideration on acquisitions	—	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,875)	(1,582)
Purchases of treasury stock	(28,531)	(11,440)
Stock issued under dividend reinvestment and employee stock purchase plans	1,170	1,149
Proceeds from exercise of stock options	1,541	323
Cash dividends paid	(12,920)	(12,749)
Net cash used in financing activities	(275,560)	(231,446)
Net decrease in cash and cash equivalents	(358,387)	(168,479)
Cash and cash equivalents at beginning of year	553,712	328,844
Cash and cash equivalents at end of period	$195,325	$160,365

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$86,801	$98,926

Non cash transactions:
Transfer of loans to other real estate owned	$—	$2,526
Transfer of leases to repossessed assets	88	17
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiaries are Univest Bank and Trust Co. (the Bank) and 1876 Double Eagle, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." This ASU became effective on January 1, 2026 for the Corporation. The adoption of this ASU did not have a material impact on the Corporation's financial statements.

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
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU is designed to align hedge accounting more closely with the economics of an entity's risk management activities. This ASU addresses five issues intended to enable financial statements to better reflect certain hedging strategies by allowing entities to achieve and maintain hedge accounting for a greater number of highly effective economic hedges. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of any date on or after its issuance. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Numerator for basic and diluted earnings per share—net income available to common shareholders	$22,953	$19,978	$50,045	$42,373
Denominator for basic earnings per share—weighted-average shares outstanding	27,742	28,859	27,887	28,929
Effect of dilutive securities—stock options and restricted stock units	222	188	246	226
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	27,964	29,047	28,133	29,155
Basic earnings per share	$0.83	$0.69	$1.79	$1.46
Diluted earnings per share	$0.82	$0.69	$1.78	$1.45
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	3	112	3	114

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at June 30, 2026 and December 31, 2025, by contractual maturity within each type:

	At June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$110	$—	$(1)	$—	$109
After 1 year to 5 years	182	—	(2)	—	180
After 5 years to 10 years	10,173	—	(374)	—	9,799
Over 10 years	105,742	15	(13,348)	—	92,409
	116,207	15	(13,725)	—	102,497
Total	$116,207	$15	$(13,725)	$—	$102,497
Securities Available-for-Sale
Residential mortgage-backed securities:
Within 1 year	$67	$—	$—	$—	$67
After 1 year to 5 years	158	—	(5)	—	153
After 5 years to 10 years	12,309	—	(1,000)	—	11,309
Over 10 years	311,881	556	(26,372)	—	286,065
	324,415	556	(27,377)	—	297,594
Collateralized mortgage obligations:
After 1 year to 5 years	38	—	—	—	38
Over 10 years	1,226	—	(71)	—	1,155
	1,264	—	(71)	—	1,193
Corporate bonds:
Within 1 year	8,998	—	(28)	(2)	8,968
After 1 year to 5 years	73,519	30	(2,686)	(32)	70,831
	82,517	30	(2,714)	(34)	79,799
Total	$408,196	$586	$(30,162)	$(34)	$378,586

	At December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$514	$—	$(5)	$—	$509
After 5 years to 10 years	10,714	—	(249)	—	10,465
Over 10 years	111,796	42	(13,088)	—	98,750
	123,024	42	(13,342)	—	109,724
Total	$123,024	$42	$(13,342)	$—	$109,724
Securities Available-for-Sale
Residential mortgage-backed securities:
After 1 year to 5 years	$130	$—	$(1)	$—	$129
After 5 years to 10 years	13,829	—	(933)	—	12,896
Over 10 years	300,227	1,279	(24,951)	—	276,555
	314,186	1,279	(25,885)	—	289,580
Collateralized mortgage obligations:
After 1 year to 5 years	71	—	(1)	—	70
Over 10 years	1,371	—	(73)	—	1,298
	1,442	—	(74)	—	1,368
Corporate bonds:
Within 1 year	7,482	2	(55)	(7)	7,422
After 1 year to 5 years	75,366	129	(2,609)	(4)	72,881
	82,848	131	(2,664)	(11)	80,303
Total	$398,476	$1,410	$(28,623)	$(11)	$371,251

Gross unrealized gains and losses on available-for-sale securities are recognized in accumulated other comprehensive income (loss) and changes in the allowance for credit losses are recorded through provision for credit loss expense. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due.

Securities with a carrying value of $426.8 million and $439.4 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure various deposit obligations and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at June 30, 2026 or December 31, 2025.

There were no sales of securities available-for-sale during the six months ended June 30, 2026 or 2025.

At June 30, 2026 and December 31, 2025, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2026
Securities Held-to-Maturity
Residential mortgage-backed securities	$5,951	$(56)	$93,973	$(13,669)	$99,924	$(13,725)
Total	$5,951	$(56)	$93,973	$(13,669)	$99,924	$(13,725)
Securities Available-for-Sale
Residential mortgage-backed securities	$77,175	$(912)	$173,883	$(26,465)	$251,058	$(27,377)
Collateralized mortgage obligations	—	—	1,193	(71)	1,193	(71)
Corporate bonds	968	(1)	57,359	(2,641)	58,327	(2,642)
Total	$78,143	$(913)	$232,435	$(29,177)	$310,578	$(30,090)
At December 31, 2025
Securities Held-to-Maturity
Residential mortgage-backed securities	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Total	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Securities Available-for-Sale
Residential mortgage-backed securities	$15,254	$(42)	$189,259	$(25,843)	$204,513	$(25,885)
Collateralized mortgage obligations	—	—	1,368	(74)	1,368	(74)
Corporate bonds	—	—	57,409	(2,591)	57,409	(2,591)
Total	$15,254	$(42)	$248,036	$(28,508)	$263,290	$(28,550)

At June 30, 2026, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $99.9 million, which includes unrealized losses of $13.7 million. These holdings were comprised of 90 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the six months ended June 30, 2026.

At June 30, 2026, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $310.6 million, which includes unrealized losses of $30.1 million. These holdings were comprised of: (1) 115 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; (2) eight investment grade corporate bonds; and (3) two collateralized mortgage obligation bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be at maturity. The Corporation concluded that the unrealized loss of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.3 million at June 30, 2026 and was included within accrued interest receivable and other assets on the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a roll forward by major security type for the six months ended June 30, 2026 and June 30, 2025 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Six months ended June 30, 2026
Securities Available-for-Sale
Beginning balance	$(11)
Additions for securities for which no previous expected credit losses were recognized	(7)
Change in securities for which a previous expected credit loss was recognized	(16)
Ending balance	$(34)
Six months ended June 30, 2025
Securities Available-for-Sale
Beginning balance	$(839)
Change in securities for which a previous expected credit loss was recognized	822
Ending balance	$(17)

At June 30, 2026, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $10.0 million, which includes unrealized losses of $122 thousand, and an allowance for credit losses of $34 thousand. These holdings were comprised of 21 investment grade corporate bonds, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

During the second quarter of 2025, $719 thousand of allowance for credit losses was reversed on six investment grade corporate bonds. These six investment grade corporate bonds were issued by Global Systemically Important Banks (G-SIBs) and Domestic Systemically Important Banks, which hold a significant amount of excess capital to address a systemic event. As such, these banks were excluded from the allowance for credit losses on investments as the credit risk within this portfolio was deemed to be de minimis. The G-SIBs are evaluated and confirmed annually by the Financial Stability Board and a formal list is published and available each November.

There were no sales of equity securities during the six months ended June 30, 2026 and 2025.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2026	At December 31, 2025
Commercial, financial and agricultural	$1,081,624	$1,027,434
Real estate-commercial	3,684,721	3,621,536
Real estate-construction	329,558	306,793
Real estate-residential secured for business purpose	576,326	554,178
Real estate-residential secured for personal purpose	911,116	959,610
Real estate-home equity secured for personal purpose	205,502	200,394
Loans to individuals	12,342	12,793
Lease financings	240,768	232,066
Total loans and leases held for investment, net of deferred income	$7,041,957	$6,914,804
Less: Allowance for credit losses, loans and leases	(89,967)	(88,165)
Net loans and leases held for investment	$6,951,990	$6,826,639
Imputed interest on lease financings, included in the above table	$(32,301)	$(30,646)
Net deferred costs, included in the above table	6,381	6,194
Overdraft deposits included in the above table	228	153

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at June 30, 2026 and December 31, 2025:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At June 30, 2026
Commercial, financial and agricultural	$780	$1,040	$—	$1,820	$1,049,021	$1,050,841	$30,783	$1,081,624
Real estate—commercial real estate and construction:
Commercial real estate	865	—	—	865	3,676,888	3,677,753	6,968	3,684,721
Construction	495	—	—	495	329,063	329,558	—	329,558
Real estate—residential and home equity:
Residential secured for business purpose	2,911	785	—	3,696	571,747	575,443	883	576,326
Residential secured for personal purpose	7,029	359	—	7,388	901,270	908,658	2,458	911,116
Home equity secured for personal purpose	1,318	182	60	1,560	202,089	203,649	1,853	205,502
Loans to individuals	116	58	6	180	12,162	12,342	—	12,342
Lease financings	674	984	94	1,752	238,064	239,816	952	240,768
Total	$14,188	$3,408	$160	$17,756	$6,980,304	$6,998,060	$43,897	$7,041,957

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2025
Commercial, financial and agricultural	$1,142	$749	$—	$1,891	$1,021,268	$1,023,159	$4,275	$1,027,434
Real estate—commercial real estate and construction:
Commercial real estate	3,943	4,236	—	8,179	3,611,002	3,619,181	2,355	3,621,536
Construction	380	—	—	380	305,678	306,058	735	306,793
Real estate—residential and home equity:
Residential secured for business purpose	781	1,029	—	1,810	550,651	552,461	1,717	554,178
Residential secured for personal purpose	5,500	—	—	5,500	951,892	957,392	2,218	959,610
Home equity secured for personal purpose	2,021	427	—	2,448	196,290	198,738	1,656	200,394
Loans to individuals	148	63	7	218	12,575	12,793	—	12,793
Lease financings	706	452	82	1,240	230,039	231,279	787	232,066
Total	$14,621	$6,956	$89	$21,666	$6,879,395	$6,901,061	$13,743	$6,914,804

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases held for investment at June 30, 2026 and December 31, 2025.

	At June 30, 2026			At December 31, 2025
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$30,783	$—	$30,783	$4,275	$—	$4,275
Real estate—commercial real estate and construction:
Commercial real estate	6,968	—	6,968	2,355	—	2,355
Construction	—	—	—	735	—	735
Real estate—residential and home equity:
Residential secured for business purpose	883	—	883	1,717	—	1,717
Residential secured for personal purpose	2,458	—	2,458	2,218	—	2,218
Home equity secured for personal purpose	1,853	60	1,913	1,656	—	1,656
Loans to individuals	—	6	6	—	7	7
Lease financings	952	94	1,046	787	82	869
Total	$43,897	$160	$44,057	$13,743	$89	$13,832

During the second quarter of 2026, a commercial loan relationship totaling $28.6 million was placed on nonaccrual status with a specific reserve of $9.8 million.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At June 30, 2026
Commercial, financial and agricultural	$154	$30,629	$30,783	$—
Real estate-commercial	6,607	361	6,968	—
Real estate-residential secured for business purpose	832	51	883	—
Real estate-residential secured for personal purpose	2,458	—	2,458	—
Real estate-home equity secured for personal purpose	1,773	80	1,853	60
Loans to individuals	—	—	—	6
Lease financings	—	952	952	94
Total	$11,824	$32,073	$43,897	$160
At December 31, 2025
Commercial, financial and agricultural	$154	$4,121	$4,275	$—
Real estate-commercial	1,995	360	2,355	—
Real estate-construction	735	—	735	—
Real estate-residential secured for business purpose	1,666	51	1,717	—
Real estate-residential secured for personal purpose	2,218	—	2,218	—
Real estate-home equity secured for personal purpose	1,570	86	1,656	—
Loans to individuals	—	—	—	7
Lease financings	—	787	787	82
Total	$8,338	$5,405	$13,743	$89

For the six months ended June 30, 2026, $64 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At June 30, 2026
Commercial, financial and agricultural	$1,803	$28,980	$—	$30,783
Real estate-commercial	6,968	—	—	6,968
Real estate-residential secured for business purpose	832	51	—	883
Real estate-residential secured for personal purpose	2,458	—	—	2,458
Real estate-home equity secured for personal purpose	1,853	—	—	1,853
Lease financings	—	952	—	952
Total	$13,914	$29,983	$—	$43,897

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2025
Commercial, financial and agricultural	$1,907	$1,937	$431	$4,275
Real estate-commercial	2,355	—	—	2,355
Real estate-construction	735	—	—	735
Real estate-residential secured for business purpose	1,666	51	—	1,717
Real estate-residential secured for personal purpose	2,218	—	—	2,218
Real estate-home equity secured for personal purpose	1,656	—	—	1,656
Lease financings	—	787	—	787
Total	$10,537	$2,775	$431	$13,743
(1) Collateral consists of business assets, including accounts receivable, personal property and equipment.
(2) Loans fully guaranteed or fully reserved given lack of collateral.

Credit Quality Indicators

The Corporation categorizes risk based on relevant information about the ability of the borrower to service their debt. Loans with a relationship balance of less than $1 million are reviewed when necessary based on their performance, primarily when such loans are delinquent. Commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for business purpose loans with relationships greater than $1 million are reviewed at least annually. Loan relationships with a higher risk profile or classified as special mention or substandard are reviewed at least quarterly. The Corporation reviews credit quality key risk indicators on at least an annual basis and last completed this review in conjunction with the period ended December 31, 2025. The following is a description of the internal risk ratings and the likelihood of loss related to the credit quality of commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for a business purpose loans.

1.Pass—Loans considered satisfactory with no indications of deterioration
2.Special Mention—Potential weakness that deserves management's close attention
3.Substandard—Well-defined weakness or weaknesses that jeopardize the liquidation of the debt
4.Doubtful—Collection or liquidation in-full, on the basis of current existing facts, conditions and values, highly questionable and improbable

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for business purpose loans by credit quality indicator at June 30, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At June 30, 2026
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$109,361	$155,751	$77,192	$34,710	$29,058	$104,521	$492,179	$1,056	$1,003,828
2. Special Mention	—	—	—	—	268	—	5,778	—	6,046
3. Substandard	2,396	250	4,120	6,558	19,896	5,406	33,124	—	71,750
Total	$111,757	$156,001	$81,312	$41,268	$49,222	$109,927	$531,081	$1,056	$1,081,624
Current period gross charge-offs	$10	$71	$—	$—	$—	$—	$2,185	$—	$2,266

Real Estate-Commercial
Risk Rating
1. Pass	$441,177	$640,849	$363,014	$360,478	$816,403	$952,920	$84,315	$—	$3,659,156
2. Special Mention	—	769	1,543	244	1,120	—	—	—	3,676
3. Substandard	—	—	2,661	1,385	4,913	12,930	—	—	21,889
Total	$441,177	$641,618	$367,218	$362,107	$822,436	$965,850	$84,315	$—	$3,684,721
Current period gross charge-offs	$—	$—	$—	$—	$195	$—	$—	$—	$195

Real Estate-Construction
Risk Rating
1. Pass	$56,303	$171,951	$30,504	$22,936	$14,553	$3,410	$27,297	$—	$326,954
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	2,011	—	—	593	—	—	2,604
Total	$56,303	$171,951	$32,515	$22,936	$14,553	$4,003	$27,297	$—	$329,558

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$74,200	$107,360	$67,656	$71,301	$111,920	$95,933	$36,198	$—	$564,568
2. Special Mention	—	—	139	716	215	—	—	—	1,070
3. Substandard	—	765	7,660	1,529	—	609	125	—	10,688
Total	$74,200	$108,125	$75,455	$73,546	$112,135	$96,542	$36,323	$—	$576,326
Current period gross charge-offs	$—	$—	$—	$457	$—	$—	$—	$—	$457

Totals By Risk Rating
1. Pass	$681,041	$1,075,911	$538,366	$489,425	$971,934	$1,156,784	$639,989	$1,056	$5,554,506
2. Special Mention	—	769	1,682	960	1,603	—	5,778	—	10,792
3. Substandard	2,396	1,015	16,452	9,472	24,809	19,538	33,249	—	106,931
Total	$683,437	$1,077,695	$556,500	$499,857	$998,346	$1,176,322	$679,016	$1,056	$5,672,229
Total current period gross charge-offs	$10	$71	$—	$457	$195	$—	$2,185	$—	$2,918

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2025
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$190,229	$100,720	$38,778	$37,042	$68,428	$48,061	$449,957	$982	$934,197
2. Special Mention	700	812	2,452	1,406	—	643	12,391	—	18,404
3. Substandard	485	4,286	6,849	20,078	5,512	154	37,469	—	74,833
Total	$191,414	$105,818	$48,079	$58,526	$73,940	$48,858	$499,817	$982	$1,027,434

Real Estate-Commercial
Risk Rating
1. Pass	$705,601	$395,166	$389,163	$859,503	$507,262	$631,928	$100,794	$—	$3,589,417
2. Special Mention	2,432	2,914	807	—	1,735	—	—	—	7,888
3. Substandard	429	1,010	187	5,435	246	16,924	—	—	24,231
Total	$708,462	$399,090	$390,157	$864,938	$509,243	$648,852	$100,794	$—	$3,621,536

Real Estate-Construction
Risk Rating
1. Pass	$166,806	$42,023	$43,121	$28,330	$1,718	$2,434	$13,477	$—	$297,909
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	3,641	2,545	—	639	2,059	—	8,884
Total	$166,806	$42,023	$46,762	$30,875	$1,718	$3,073	$15,536	$—	$306,793

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$114,828	$80,784	$81,481	$117,108	$94,503	$29,906	$33,062	$—	$551,672
2. Special Mention	—	—	—	507	—	—	50	—	557
3. Substandard	—	149	232	—	360	1,083	125	—	1,949
Total	$114,828	$80,933	$81,713	$117,615	$94,863	$30,989	$33,237	$—	$554,178

Totals By Risk Rating
1. Pass	$1,177,464	$618,693	$552,543	$1,041,983	$671,911	$712,329	$597,290	$982	$5,373,195
2. Special Mention	3,132	3,726	3,259	1,913	1,735	643	12,441	—	26,849
3. Substandard	914	5,445	10,909	28,058	6,118	18,800	39,653	—	109,897
Total	$1,181,510	$627,864	$566,711	$1,071,954	$679,764	$731,772	$649,384	$982	$5,509,941

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2026 or December 31, 2025.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at June 30, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
At June 30, 2026
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$23,701	$30,090	$22,072	$160,798	$322,503	$349,383	$111	$908,658
2. Nonperforming	—	509	—	—	1,738	211	—	2,458
Total	$23,701	$30,599	$22,072	$160,798	$324,241	$349,594	$111	$911,116

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$155	$295	$224	$172	$1,542	$1,341	$199,860	$203,589
2. Nonperforming	—	—	—	75	—	—	1,838	1,913
Total	$155	$295	$224	$247	$1,542	$1,341	$201,698	$205,502

Loans to Individuals
Payment Performance
1. Performing	$1,202	$1,205	$906	$279	$103	$454	$8,187	$12,336
2. Nonperforming	—	—	—	—	—	6	—	6
Total	$1,202	$1,205	$906	$279	$103	$460	$8,187	$12,342
Current period gross charge-offs	$70	$51	$35	$36	$4	$—	$234	$430

Lease Financings
Payment Performance
1. Performing	$54,499	$68,715	$52,302	$42,367	$17,101	$4,738	$—	$239,722
2. Nonperforming	—	355	193	280	176	42	—	1,046
Total	$54,499	$69,070	$52,495	$42,647	$17,277	$4,780	$—	$240,768
Current period gross charge-offs	$—	$143	$57	$136	$91	$14	$—	$441

Totals by Payment Performance
1. Performing	$79,557	$100,305	$75,504	$203,616	$341,249	$355,916	$208,158	$1,364,305
2. Nonperforming	—	864	193	355	1,914	259	1,838	5,423
Total	$79,557	$101,169	$75,697	$203,971	$343,163	$356,175	$209,996	$1,369,728
Total current period gross charge-offs	$70	$194	$92	$172	$95	$14	$234	$871

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2025
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$34,439	$29,536	$190,287	$333,364	$183,622	$186,144	$—	$957,392
2. Nonperforming	—	—	—	1,824	—	394	—	2,218
Total	$34,439	$29,536	$190,287	$335,188	$183,622	$186,538	$—	$959,610

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$468	$232	$257	$1,654	$311	$1,162	$194,654	$198,738
2. Nonperforming	—	—	—	—	—	—	1,656	1,656
Total	$468	$232	$257	$1,654	$311	$1,162	$196,310	$200,394

Loans to Individuals
Payment Performance
1. Performing	$1,696	$1,268	$464	$181	$26	$486	$8,665	$12,786
2. Nonperforming	—	—	—	—	—	7	—	7
Total	$1,696	$1,268	$464	$181	$26	$493	$8,665	$12,793

Lease Financings
Payment Performance
1. Performing	$77,223	$63,335	$54,777	$25,549	$8,253	$2,060	$—	$231,197
2. Nonperforming	293	67	236	233	26	14	—	869
Total	$77,516	$63,402	$55,013	$25,782	$8,279	$2,074	$—	$232,066

Totals by Payment Performance
1. Performing	$113,826	$94,371	$245,785	$360,748	$192,212	$189,852	$203,319	$1,400,113
2. Nonperforming	293	67	236	2,057	26	415	1,656	4,750
Total	$114,119	$94,438	$246,021	$362,805	$192,238	$190,267	$204,975	$1,404,863

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at June 30, 2026 or December 31, 2025.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and six months ended June 30, 2026 and 2025. There were no changes to the reasonable and supportable forecast period and the reversion period, or any other significant methodology changes during the six months ended June 30, 2026.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2026
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$14,905	$9,213	$(1,888)	$185	$22,415
Real estate-commercial	50,078	(4,644)	—	4	45,438
Real estate-construction	5,436	(171)	—	—	5,265
Real estate-residential secured for business purpose	7,691	(606)	—	—	7,085
Real estate-residential secured for personal purpose	6,513	(570)	—	—	5,943
Real estate-home equity secured for personal purpose	1,368	(50)	—	—	1,318
Loans to individuals	399	220	(230)	42	431
Lease financings	2,510	(393)	(183)	138	2,072
Total	$88,900	$2,999	$(2,301)	$369	$89,967
Three Months Ended June 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$17,527	$6,973	$(7,837)	$316	$16,979
Real estate-commercial	47,166	(831)	—	3	46,338
Real estate-construction	4,750	503	—	—	5,253
Real estate-residential secured for business purpose	7,507	(39)	—	—	7,468
Real estate-residential secured for personal purpose	6,394	50	—	7	6,451
Real estate-home equity secured for personal purpose	1,566	43	—	—	1,609
Loans to individuals	328	189	(188)	15	344
Lease financings	2,552	118	(133)	10	2,547
Total	$87,790	$7,006	$(8,158)	$351	$86,989

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2026
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,983	$7,430	$(2,266)	$268	$22,415
Real estate-commercial	47,166	(1,540)	(195)	7	45,438
Real estate-construction	5,475	(210)	—	—	5,265
Real estate-residential secured for business purpose	7,600	(58)	(457)	—	7,085
Real estate-residential secured for personal purpose	6,341	(398)	—	—	5,943
Real estate-home equity secured for personal purpose	1,638	(320)	—	—	1,318
Loans to individuals	348	425	(430)	88	431
Lease financings	2,614	(332)	(441)	231	2,072
Total	$88,165	$4,997	$(3,789)	$594	$89,967
Six Months Ended June 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,079	$9,652	$(9,394)	$642	$16,979
Real estate-commercial	46,867	(516)	(20)	7	46,338
Real estate-construction	4,924	329	—	—	5,253
Real estate-residential secured for business purpose	7,491	(23)	—	—	7,468
Real estate-residential secured for personal purpose	7,222	(778)	—	7	6,451
Real estate-home equity secured for personal purpose	1,706	(97)	—	—	1,609
Loans to individuals	342	333	(353)	22	344
Lease financings	2,460	491	(422)	18	2,547
Total	$87,091	$9,391	$(10,189)	$696	$86,989

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at June 30, 2026 and 2025:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At June 30, 2026
Commercial, financial and agricultural	$10,643	$11,772	$22,415	$30,783	$1,050,841	$1,081,624
Real estate-commercial	154	45,284	45,438	6,968	3,677,753	3,684,721
Real estate-construction	—	5,265	5,265	—	329,558	329,558
Real estate-residential secured for business purpose	51	7,034	7,085	883	575,443	576,326
Real estate-residential secured for personal purpose	—	5,943	5,943	2,458	908,658	911,116
Real estate-home equity secured for personal purpose	6	1,312	1,318	1,853	203,649	205,502
Loans to individuals	—	431	431	—	12,342	12,342
Lease financings	83	1,989	2,072	83	240,685	240,768
Total	$10,937	$79,030	$89,967	$43,028	$6,998,929	$7,041,957
At June 30, 2025
Commercial, financial and agricultural	$2,541	$14,438	$16,979	$6,904	$1,045,342	$1,052,246
Real estate-commercial	151	46,187	46,338	15,661	3,469,954	3,485,615
Real estate-construction	—	5,253	5,253	—	302,424	302,424
Real estate-residential secured for business purpose	—	7,468	7,468	2,349	532,861	535,210
Real estate-residential secured for personal purpose	—	6,451	6,451	1,184	982,982	984,166
Real estate-home equity secured for personal purpose	—	1,609	1,609	1,254	193,760	195,014
Loans to individuals	—	344	344	—	14,069	14,069
Lease financings	116	2,431	2,547	116	232,325	232,441
Total	$2,808	$84,181	$86,989	$27,468	$6,773,717	$6,801,185

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended June 30, 2026 and 2025.

	Term Extension
	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	$8,550	0.79%	$18	4	$12,514	1.19%	$64
Total	3	$8,550		$18	4	$12,514		$64
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$9,212	0.85%	$9,278	—	$—	—%	$—
Total	1	$9,212		$9,278	—	$—		$—

	Other-Than-Insignificant Payment Delay
	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	$5,279	0.49%	$4	—	$—	—%	$—
Total	5	$5,279		$4	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	$17,011	1.57%	$535	—	$—	—%	$—
Total	3	$17,011		$535	—	$—		$—
*Amortized cost excludes $178 thousand and $54 thousand of accrued interest receivable on modified loans for the three months ended June 30, 2026 and June 30, 2025, respectively.

The tables above include four nonaccrual loans to a single commercial borrower relationship totaling $26.2 million as of June 30, 2026. One loan with an amortized cost basis of $9.2 million is included in the term extension category, and three loans with an aggregate amortized cost basis of $17.0 million are included in the other-than-insignificant payment delay category. The $28.6 million commercial loan relationship was placed on nonaccrual status during the second quarter of 2026 with a specific reserve of $9.8 million.

	Term Extension
	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	$8,550	0.79%	$18	5	$14,624	1.39%	$68
Real estate—construction	—	—	—	—	2	5,010	1.66	5
Total	3	$8,550		$18	7	$19,634		$73
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$9,212	0.85%	$9,278	—	$—	—%	$—
Real estate—commercial	1	424	0.01	—	—	—	—	—
Total	2	$9,636		$9,278	—	$—		$—

	Other-Than-Insignificant Payment Delay
	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	$5,279	0.49%	$4	—	$—	—%	$—
Total	5	$5,279		$4	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	$17,011	1.57%	$535	—	$—	—%	$—
Total	3	$17,011		$535	—	$—		$—
*Amortized cost excludes $268 thousand and $99 thousand of accrued interest receivable on modified loans for the six months ended June 30, 2026 and June 30, 2025, respectively.

The tables above include four accruing loans to a single commercial borrower relationship totaling $26.2 million as of June 30, 2026. One loan with an amortized cost basis of $9.2 million is included in the term extension category, and three loans with an aggregate amortized cost basis of $17.0 million are included in the other-than-insignificant payment delay category. The $28.6 million commercial loan relationship was placed on nonaccrual status during the second quarter of 2026 with a specific reserve of $9.8 million.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect
Three Months Ended June 30, 2026
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	Added a weighted-average 6 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	5	Provided 4-month payment deferrals to assist borrower.
Total	3		5
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 6 months to the life of the loan, which reduced monthly payment amounts for the borrower.	3	Provided 6-month payment deferrals to assist borrower.
Total	1		3
Three Months Ended June 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	4	Added a weighted-average 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	4		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—
Six Months Ended June 30, 2026
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	Added a weighted-average 9 months to the life of the loans, which reduced monthly payment amount for the borrowers.	5	Provided 4-month payment deferrals to assist borrower.
Total	3		5
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 6 months to the life of the loan, which reduced monthly payment amounts for the borrower.	3	Provided 6-month payment deferrals to assist borrower.
Real estate—commercial	1	Added 4 months to the life of the loan, which reduced monthly payment amounts for the borrower.	—
Total	2		3
Six Months Ended June 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	Added a weighted-average 9 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Real estate—construction	2	Added a weighted-average 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—
Total	7		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—		—

The following presents, by class of loans, the amortized cost of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that had a payment default subsequent to modification during the three months ended June 30, 2026 and 2025 and were modified in the 12 months prior to that default.

	Three Months Ended June 30,
	2026		2025
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$424	—	$—
Total	1	$424	—	$—

	Six Months Ended June 30,
	2026		2025
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$424	—	$—
Total	1	$424	—	$—

The following presents, by class of loan, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of June 30, 2026 and 2025.

	At June 30, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$20,734	$—	$—	$20,734
Total	$20,734	$—	$—	$20,734
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$26,222	$—	$—	$26,222
Real estate—commercial	—	—	424	424
Total	$26,222	$—	$424	$26,646

	At June 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$14,624	$—	$—	$14,624
Real estate—construction	5,010	—	—	5,010
Total	$19,634	$—	$—	$19,634
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	$—	$—	$—	$—

As of June 30, 2026 and June 30, 2025, the Bank had $2.0 million and $1.2 million, respectively, in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the dollar amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at June 30, 2026 or December 31, 2025.

(Dollars in thousands)	At June 30, 2026	At December 31, 2025
Real estate-residential secured for personal purpose	$59	$3,641
Real estate-home equity secured for personal purpose	607	328
Total	$666	$3,969

The following presents foreclosed residential real estate property included in other real estate owned at June 30, 2026 or December 31, 2025.

(Dollars in thousands)	At June 30, 2026	At December 31, 2025
Foreclosed residential real estate	$4,191	$3,981

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At June 30, 2026	At December 31, 2025
2026 (excluding the six months ended June 30, 2026)	$49,461	$94,185
2027	87,049	73,655
2028	61,959	49,277
2029	40,093	28,148
2030	22,348	11,337
Thereafter	7,525	1,729
Total future minimum lease payments receivable	268,435	258,331
Plus: Unguaranteed residual	1,441	1,446
Plus: Initial direct costs	3,193	2,935
Less: Imputed interest	(32,301)	(30,646)
Lease financings	$240,768	$232,066

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2026 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2025	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2026	$138,476	$15,434	$21,600	$175,510

The Corporation also has customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows.

The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2026			At December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$5,268	$5,268	$—	$5,268	$5,220	$48
Customer related intangibles	2,476	1,811	665	2,476	1,674	802
Servicing rights	13,762	6,577	7,185	12,985	6,507	6,478
Total amortized intangible assets	$21,506	$13,656	$7,850	$20,729	$13,401	$7,328
(1) Included within accumulated amortization is a valuation allowance of $21 thousand and $307 thousand on servicing rights at June 30, 2026 and December 31, 2025, respectively.

The estimated aggregate amortization expense for customer-related intangibles for the remainder of 2026 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$133
2027		216
2028		161
2029		105
2030		50
Total		$665
The aggregate fair value of servicing rights was $12.9 million and $10.3 million at June 30, 2026 and December 31, 2025, respectively. The fair value of these rights was determined using a discount rate of 11.2% and 11.3% at June 30, 2026 and December 31, 2025, respectively.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning of period	$6,826	$6,872	$6,478	$6,990
Servicing rights capitalized	774	464	1,346	747
Amortization of servicing rights	(417)	(432)	(925)	(814)
Changes in valuation allowance	2	5	286	(14)
End of period	$7,185	$6,909	$7,185	$6,909
Loans serviced for others	$1,117,077	$1,049,499	$1,117,077	$1,049,499
Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Valuation allowance, beginning of period	$(23)	$(26)	$(307)	$(7)
Additions	—	—	—	(14)
Reductions	2	5	286	—
Valuation allowance, end of period	$(21)	$(21)	$(21)	$(21)

The estimated amortization expense of servicing rights for the remainder of 2026 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$1,142
2027		972
2028		827
2029		702
2030		598
Thereafter		2,944
Total		$7,185

Note 6. Deposits

Deposits and their respective weighted average interest rate at June 30, 2026 and December 31, 2025 consisted of the following:

	At June 30, 2026		At December 31, 2025
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,463,965	—%	$1,431,974
Demand deposits	2.79	3,281,575	2.90	3,478,924
Savings deposits	0.62	752,429	0.70	762,130
Time deposits	3.72	1,435,039	3.83	1,414,285
Total	2.16%	$6,933,008	2.27%	$7,087,313

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $364.0 million at June 30, 2026 and $281.9 million at December 31, 2025.

At June 30, 2026, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$667,565
2027		405,100
2028		286,621
2029		73,865
2030		1,300
Thereafter		588
Total		$1,435,039

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At June 30, 2026		At December 31, 2025
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$18,826	0.05%	$24,411	0.05%

Long-term debt:
FHLB advances	$125,000	4.00%	$200,000	4.20%
Subordinated notes	98,994	6.99	98,867	6.98

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.2 billion and $3.4 billion at June 30, 2026 and December 31, 2025, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.1 billion and $1.4 billion at June 30, 2026 and December 31, 2025, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $2.0 billion and $1.9 billion at June 30, 2026 and December 31, 2025, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. The Bank participates in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and investment securities held was $421.8 million and $380.2 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At June 30, 2026 and December 31, 2025, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.7 billion and $3.8 billion of committed borrowing capacity at June 30, 2026 and December 31, 2025, respectively, of which $2.4 billion and $2.3 billion was available as of June 30, 2026 and December 31, 2025, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $422.0 million and $457.0 million at June 30, 2026 and December 31, 2025, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of June 30, 2026	Weighted Average Rate
Remainder of 2026	$—	—%
2027	25,000	3.99
2028	40,000	4.33
2029	50,000	3.74
2030	10,000	3.94
Total	$125,000	4.00%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)	Retirement Plans		Other Postretirement Benefits
Service cost	$153	$142	$10	$11
Interest cost	610	604	27	27
Expected loss on plan assets	(1,006)	(899)	—	—
Amortization of net actuarial loss (gain)	17	61	(22)	(38)
Net periodic (income) benefit cost	$(226)	$(92)	$15	$—

	Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)	Retirement Plans		Other Postretirement Benefits
Service cost	$294	$274	$20	$22
Interest cost	1,210	1,208	55	54
Expected loss on plan assets	(1,990)	(1,790)	—	—
Amortization of net actuarial loss (gain)	35	124	(45)	(49)
Net periodic (income) benefit cost	$(451)	$(184)	$30	$27

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $155 thousand to the Retirement Plans and $120 thousand to Other Postretirement Benefit Plans in 2026. During the six months ended June 30, 2026, the Corporation contributed $78 thousand to its Retirement Benefit Plans and $58 thousand to its Other Postretirement Benefit Plans. During the six months ended June 30, 2026, $1.5 million was paid to participants from the Retirement Plans and $58 thousand was paid to participants from the Other Postretirement Benefit Plans.

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

The following is a summary of the Corporation's stock option activity and related information for the six months ended June 30, 2026:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2026
Outstanding at December 31, 2025	74,268	$28.20
Forfeited	(3,000)	28.22
Exercised	(54,755)	28.14
Outstanding at June 30, 2026	16,513	$28.36	1.3	$254
Exercisable at June 30, 2026	16,513	$28.36	1.3	$254

The Corporation did not grant any stock options during the six months ended June 30, 2026 or June 30, 2025.

The following is a summary of nonvested restricted stock units at June 30, 2026, including changes during the six months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2025	521,838	$24.03
Granted	184,909	32.75
Canceled by performance factor	(18,382)	24.88
Vested	(176,650)	23.94
Forfeited	(7,818)	25.21
Nonvested stock units at June 30, 2026	503,897	$27.21

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025
Restricted stock units granted	184,909	196,666
Weighted average grant date fair value	$32.75	$28.44
Intrinsic value of units granted	$6,046	$5,592
Restricted stock units vested	176,650	164,280
Weighted average grant date fair value	$23.94	$25.33
Intrinsic value of units vested	$5,790	$4,670

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at June 30, 2026 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$9,374	2.1

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Stock-based compensation expense:
Restricted stock units	$2,585	$2,252
Employee stock purchase plan	47	45
Total	$2,632	$2,297
Total tax benefits recognized from share-based compensation	$1,083	$671

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(21,499)	$(614)	$(3,354)	$(25,467)
Other comprehensive loss	(1,867)	—	(8)	(1,875)
Reclassification adjustment recorded in earnings (1)	—	614	—	614
Balance, June 30, 2026	$(23,366)	$—	$(3,362)	$(26,728)

Balance, December 31, 2024	$(35,117)	$(2,422)	$(6,453)	$(43,992)
Other comprehensive income	8,068	—	59	8,127
Reclassification adjustment recorded in earnings (1)	—	896	—	896
Balance, June 30, 2025	$(27,049)	$(1,526)	$(6,394)	$(34,969)
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

In May 2022, the Corporation entered into an interest rate swap classified as a cash flow hedge with a notional amount of $250.0 million to hedge the interest payments received on a pool of variable rate loans. Under the terms of the swap agreement, the Corporation paid a variable rate equal to the Prime Rate and received a fixed rate of 5.99% with a maturity date of May 4, 2026. On August 2, 2024, the Corporation terminated the swap. In connection with the termination, the Corporation incurred an unwind fee of $4.0 million and origination and third-party fees of $529 thousand, both of which have been reclassified to earnings as a reduction to interest income since termination.

Credit Derivatives

The Corporation has agreements with third-party financial institutions whereby the third-party financial institution enters into interest rate derivative contracts with loan customers referred to them by the Corporation. By the terms of the agreements, the third-party financial institution has recourse to the Corporation for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are customary arrangements that allows the Corporation to provide access to interest rate swap transactions for customers without issuing the swap.

At June 30, 2026, the Corporation had exposure to 136 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a notional amount of $862.4 million and remaining maturities ranging from one month to nine years. At June 30, 2026, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $66 thousand. At June 30, 2026, the fair value of the swaps to the customers was a net gain of $31.4 million. At June 30, 2026, the Corporation's credit exposure related to customers totaled $824 thousand.

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

Derivatives Tables

The Corporation had no derivatives designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2026 or December 31, 2025.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2026
Credit derivatives	$862,384		$—	Other liabilities	$66
Interest rate locks with customers	32,710	Other assets	336		—
Forward loan sale commitments	45,946		—	Other liabilities	11
Total	$941,040		$336		$77
At December 31, 2025
Credit derivatives	$873,568		$—	Other liabilities	$140
Interest rate locks with customers	16,954	Other assets	331		—
Forward loan sale commitments	32,242		—	Other liabilities	82
Total	$922,764		$331		$222

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2026	2025	2026	2025
Reclassification adjustment included in earnings (1)	Interest income	$(212)	$(569)	$(777)	$(1,134)
Total net loss		$(212)	$(569)	$(777)	$(1,134)
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

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2026	2025	2026	2025
Credit derivatives	Other noninterest income	$107	$135	$344	$152
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	279	(62)	4	146
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(232)	90	70	(63)
Total net gain		$154	$163	$418	$235

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at June 30, 2026 and December 31, 2025:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2026	At December 31, 2025
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$—	$(614)
Total		$—	$(614)
(1) The interest rate swap was terminated on August 2, 2024. The December 31, 2025 after-tax amount was reclassified to earnings as a reduction to interest income during the six months ended June 30, 2026.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at June 30, 2026.

Loans Held for Sale

The fair value of the Corporation's mortgage loans held for sale is based on estimates using Level 2 inputs. These inputs are based on pricing information obtained from wholesale mortgage banks and brokers and applied to loans with similar interest rates and maturities.

Derivative Financial Instruments

The fair values of derivative financial instruments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Interest rate swaps and mortgage banking derivative financial instruments are classified within Level 2 of the valuation hierarchy. Credit derivatives are valued based on creditworthiness of the underlying borrower which is a significant unobservable input and therefore classified in Level 3 of the valuation hierarchy.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, classified using the fair value hierarchy:

	At June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
Residential mortgage-backed securities	$—	$297,594	$—	$297,594
Collateralized mortgage obligations	—	1,193	—	1,193
Corporate bonds	—	74,799	5,000	79,799
Total available-for-sale securities	—	373,586	5,000	378,586
Equity securities:
Money market mutual funds	2,705	—	—	2,705
Total equity securities	2,705	—	—	2,705
Loans held for sale	—	13,237	—	13,237
Interest rate locks with customers*	—	336	—	336
Total assets	$2,705	$387,159	$5,000	$394,864
Liabilities:
Credit derivatives*	$—	$—	$66	$66
Forward loan sale commitments*	—	11	—	11
Total liabilities	$—	$11	$66	$77
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $66 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 136 interest rate swaps with a notional amount of $862.4 million. The June 30, 2026 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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

The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(Dollars in thousands)	Balance at December 31, 2025	Additions	Increase in value	Balance at June 30, 2026
Credit derivatives	$(140)	$(270)	$344	$(66)
Net total	$(140)	$(270)	$344	$(66)

	Six Months Ended June 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Additions	Increase in value	Balance at June 30, 2025
Credit derivatives	$(67)	$(164)	$152	$(79)
Net total	$(67)	$(164)	$152	$(79)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2025. There was no contingent consideration liability related to acquisitions at June 30, 2026.

	Six Months Ended June 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2025
Paul I. Sheaffer Insurance Agency	$635	$635	$—	$—
Total contingent consideration liability	$635	$635	$—	$—

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025:

	At June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$32,091	$32,091
Other real estate owned	—	—	18,914	18,914
Repossessed assets	—	—	10	10
Total	$—	$—	$51,015	$51,015

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,194	$10,194
Other real estate owned	—	—	23,926	23,926
Repossessed assets	—	—	65	65
Total	$—	$—	$34,185	$34,185

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2026 and December 31, 2025. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$195,325	$—	$—	$195,325	$195,325
Held-to-maturity securities	—	102,497	—	102,497	116,207
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	32,798
Net loans and leases held for investment	—	—	6,896,949	6,896,949	6,919,899
Servicing rights	—	—	12,902	12,902	7,185
Total assets	$195,325	$102,497	$6,909,851	$7,207,673	$7,271,414
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,497,969	$—	$—	$5,497,969	$5,497,969
Time deposits	—	1,432,134	—	1,432,134	1,435,039
Total deposits	5,497,969	1,432,134	—	6,930,103	6,933,008
Short-term borrowings	18,826	—	—	18,826	18,826
Long-term debt	—	135,490	—	135,490	125,000
Subordinated notes	—	100,750	—	100,750	98,994
Total liabilities	$5,516,795	$1,668,374	$—	$7,185,169	$7,175,828

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$553,712	$—	$—	$553,712	$553,712
Held-to-maturity securities	—	109,724	—	109,724	123,024
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	37,808
Net loans and leases held for investment	—	—	6,824,797	6,824,797	6,816,445
Servicing rights	—	—	10,267	10,267	6,478
Total assets	$553,712	$109,724	$6,835,064	$7,498,500	$7,537,467
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,673,028	$—	$—	$5,673,028	$5,673,028
Time deposits	—	1,417,969	—	1,417,969	1,414,285
Total deposits	5,673,028	1,417,969	—	7,090,997	7,087,313
Short-term borrowings	24,411	—	—	24,411	24,411
Long-term debt	—	211,230	—	211,230	200,000
Subordinated notes	—	102,000	—	102,000	98,867
Total liabilities	$5,697,439	$1,731,199	$—	$7,428,638	$7,410,591

The following valuation methods and assumptions were used by the Corporation in estimating the fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed:

Cash and short-term interest-earning assets: The carrying amounts reported in the balance sheet for cash and due from banks, interest-earning deposits with other banks and other short-term investments are their stated value. Cash and short-term interest-earning assets are classified within Level 1 in the fair value hierarchy.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The fair value of the Corporation’s mortgage loans held for sale is generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data.

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At June 30, 2026, individually analyzed loans held for investment had a carrying amount of $42.9 million with a valuation allowance of $10.9 million. At December 31, 2025, individually analyzed loans held for investment had a carrying amount of $13.0 million with a valuation allowance of $2.8 million. At June 30, 2026, individually analyzed leases had a carrying amount of $83 thousand with a valuation allowance of $83 thousand. At December 31, 2025, the Corporation had individually analyzed leases of $260 thousand with a valuation allowance of $260 thousand.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2026, servicing rights had a net carrying amount of $7.2 million, which included a valuation allowance of $21 thousand. At December 31, 2025, servicing rights had a net carrying amount of $6.8 million, which included a valuation allowance of $307 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2026, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the condensed consolidated balance sheet. At June 30, 2026 and December 31, 2025, OREO had a carrying amount of $18.9 million and $23.9 million, respectively. During the second quarter of 2026, we recorded a $5.2 million valuation adjustment on a commercial real estate property. The adjustment was recorded based on an updated appraisal which reflects the property's estimated fair value less costs to sell. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreements of sale received from third parties.

Repossessed Assets: Repossessed assets represent non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets are recorded in other noninterest income. Repossessed assets are reported in other assets on the condensed consolidated balance sheet. At June 30, 2026 and December 31, 2025, repossessed assets had a carrying amount of $10 thousand and $65 thousand, respectively. During the six months ended June 30, 2026, repossessed assets totaling $88 thousand were acquired, repossessed assets totaling $19 thousand were written down and repossessed assets totaling $124 thousand were sold. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

Deposit liabilities: The fair values for demand and savings accounts, with no stated maturities, are the amounts payable on demand at the reporting date (carrying value) and are classified within Level 1 in the fair value hierarchy. The fair values for time deposits with fixed maturities are estimated by discounting the final maturity using interest rates currently offered for deposits with similar remaining maturities. Time deposits are classified within Level 2 in the fair value hierarchy.

Short-term borrowings: The fair value of short-term borrowings is estimated using current market rates for similar borrowings and are classified within Level 1 in the fair value hierarchy.

Long-term debt: The fair value of long-term debt is estimated by using discounted cash flow analysis, based on current market rates for debt with similar terms and remaining maturities. Long-term debt is classified within Level 2 in the fair value hierarchy.

Subordinated notes: The fair value of the subordinated notes is estimated by discounting the principal balance using indicative pricing for the term to the call date as the Corporation has the option to call the subordinated notes. The subordinated notes are classified within Level 2 in the fair value hierarchy.

Note 13. Segment Reporting

At June 30, 2026, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance. The parent holding company and intercompany eliminations are included in the "Other" segment. Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

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

The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to the condensed consolidated financial information for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$108,010	$14	$—	$105	$108,129
Interest expense	40,134	—	—	1,747	41,881
Net interest income (expense)	67,876	14	—	(1,642)	66,248
Noninterest income	4,306	8,406	5,355	39	18,106
Total revenue	72,182	8,420	5,355	(1,603)	84,354
Provision for credit losses	2,672	—	—	—	2,672
Less: (1)
Salaries, benefits and commissions	19,806	4,518	3,717	5,167	33,208
Net occupancy	2,391	128	151	268	2,938
Equipment	833	11	22	256	1,122
Data processing	2,665	383	150	1,429	4,627
Professional fees	707	229	12	1,081	2,029
Marketing and advertising	535	19	1	433	988
Deposit insurance premiums	1,118	—	—	—	1,118
Intangible expense	23	—	69	—	92
Other segment items (2)	5,804	540	67	591	7,002
Intersegment expense (revenue) (3)	7,495	159	112	(7,766)	—
Income (loss) before income taxes	$28,133	$2,433	$1,054	$(3,062)	$28,558
Income tax expense (benefit)	5,652	497	212	(756)	5,605
Net income (loss)	$22,481	$1,936	$842	$(2,306)	$22,953
Net capital expenditures	$928	$5	$22	$111	$1,066

	Three Months Ended
	June 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$105,691	$15	$—	$—	$105,706
Interest expense	43,883	—	—	2,282	46,165
Net interest income (expense)	61,808	15	—	(2,282)	59,541
Noninterest income	8,524	7,667	5,270	40	21,501
Total revenue	70,332	7,682	5,270	(2,242)	81,042
Provision for credit losses	5,694	—	—	—	5,694
Less: (1)
Salaries, benefits and commissions	18,379	4,502	3,587	5,068	31,536
Net occupancy	2,182	128	154	275	2,739
Equipment	889	10	27	117	1,043
Data processing	2,585	374	144	1,305	4,408
Professional fees	600	187	15	795	1,597
Marketing and advertising	335	30	10	123	498
Deposit insurance premiums	1,074	—	—	—	1,074
Intangible expense	49	—	82	—	131
Other segment items (2)	5,717	544	170	875	7,306
Intersegment expense (revenue) (3)	6,211	131	117	(6,459)	—
Income (loss) before income taxes	$26,617	$1,776	$964	$(4,341)	$25,016
Income tax expense (benefit)	5,368	358	213	(901)	5,038
Net income (loss)	$21,249	$1,418	$751	$(3,440)	$19,978
Net capital expenditures	$860	$2	$24	$236	$1,122

	Six Months Ended
	June 30, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$214,245	$27	$—	$208	$214,480
Interest expense	81,372	—	—	3,495	84,867
Net interest income (expense)	132,873	27	—	(3,287)	129,613
Noninterest income	12,436	16,891	12,785	82	42,194
Total revenue	145,309	16,918	12,785	(3,205)	171,807
Provision for credit losses	3,975	—	—	—	3,975
Less: (1)
Salaries, benefits and commissions	39,476	9,031	7,579	10,581	66,667
Net occupancy	4,812	251	340	533	5,936
Equipment	1,750	23	39	389	2,201
Data processing	5,297	772	299	2,739	9,107
Professional fees	1,205	408	13	2,080	3,706
Marketing and advertising	826	43	2	751	1,622
Deposit insurance premiums	2,288	—	—	—	2,288
Intangible expense	47	—	138	—	185
Restructuring charges	427	—	—	—	427
Other segment items (2)	11,352	1,136	64	1,102	13,654
Intersegment expense (revenue) (3)	16,625	335	249	(17,209)	—
Income (loss) before income taxes	$57,229	$4,919	$4,062	$(4,171)	$62,039
Income tax expense (benefit)	11,649	1,000	853	(1,508)	11,994
Net income (loss)	$45,580	$3,919	$3,209	$(2,663)	$50,045
Net capital expenditures	$1,328	$9	$33	$265	$1,635

	Six Months Ended
	June 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$209,091	$31	$—	$—	$209,122
Interest expense	88,237	—	—	4,563	92,800
Net interest income (expense)	120,854	31	—	(4,563)	116,322
Noninterest income	16,165	15,500	12,176	75	43,916
Total revenue	137,019	15,531	12,176	(4,488)	160,238
Provision for credit losses	8,005	—	—	—	8,005
Less: (1)
Salaries, benefits and commissions	36,828	8,858	7,263	9,413	62,362
Net occupancy	4,470	250	333	539	5,592
Equipment	1,876	20	52	217	2,165
Data processing	5,157	727	288	2,600	8,772
Professional fees	1,176	510	29	1,679	3,394
Marketing and advertising	494	58	22	277	851
Deposit insurance premiums	2,225	—	—	—	2,225
Intangible expense	96	—	165	—	261
Other segment items (2)	10,906	1,074	386	1,672	14,038
Intersegment expense (revenue) (3)	13,085	259	234	(13,578)	—
Income (loss) before income taxes	$52,701	$3,775	$3,404	$(7,307)	$52,573
Income tax expense (benefit)	10,444	764	756	(1,764)	10,200
Net income (loss)	$42,257	$3,011	$2,648	$(5,543)	$42,373
Net capital expenditures	$2,350	$9	$30	$598	$2,987

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2) Other segment items for each reportable segment include:
Banking - loan and lease financing related fees, deposit and card service fees, and certain overhead expenses.
Wealth Management - referral fees, clearing broker fees, and certain overhead expenses.
Insurance - certain overhead expenses.
Other - Board of Director fees, retirement costs, and certain overhead expenses.
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.

The following tables show significant components of segment net assets as of June 30, 2026 and December 31, 2025.

	At June 30, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$97,282	$58,318	$39,725	$—	$195,325
Loans and leases, including loans held for sale, net of allowance for credit losses	6,965,227	—	—	—	6,965,227
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	827,515	2,499	2,911	34,005	866,930
Total segment assets	$8,028,500	$76,251	$64,236	$34,005	$8,202,992

	At December 31, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$462,888	$55,155	$35,669	$—	$553,712
Loans and leases, including loans held for sale, net of allowance for credit losses	6,841,927	—	—	—	6,841,927
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	828,550	2,520	2,438	32,240	865,748
Total segment assets	$8,271,841	$73,109	$59,707	$32,240	$8,436,897

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in tables are in thousands, except per share data. “BP” equates to “basis points”; "N/M" equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain prior period amounts have been reclassified to conform to the current-year presentation.)

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used or incorporated by reference in disclosure documents, the words "may," "will," "could," "should," "would," "believe," "anticipate," "plan," "estimate," "expect," "project," "target," and "goal," the negative of these terms and other similar expressions are intended to identify forward-looking statements, but are not the exclusive way to identify such statements. These forward-looking statements may include but are not limited to: statements of goals, intentions and expectations; statements regarding business plans, prospects, growth and operating strategies; statements regarding the quality, growth and composition of loan, investment and deposit portfolios; statements regarding our financial performance, financial condition and liquidity; and estimates of our risks and future credit provision and noninterest expenses. These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change, including but not limited to those set forth below:

•Operating, legal and regulatory risks;
•Economic, political and competitive forces;
•General economic conditions, either nationally or in our market areas, which are worse than expected, including as a result of employment levels and labor shortages, and the effect of a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
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
•The imposition of tariffs or other domestic or international governmental policies, trade restrictions and any retaliatory measures impacting our borrowers and the broader economy;
•The impact of a potential federal government shutdown, debt ceiling impasses or fiscal uncertainty;
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

•Risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
•The failure to maintain current technologies and/or to successfully implement future information technology enhancements;
•Changes in investor sentiment or consumer spending, borrowing or savings behavior;
•Our ability to attract, develop and retain key employees;
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

The Bank is engaged in domestic banking services for individuals, businesses, municipalities and non-profit organizations. Through its wholly owned subsidiaries, the Bank provides a variety of financial services throughout its markets of operation. The Bank is the parent company of Girard Investment Services, LLC, a full-service registered introducing broker-dealer and a licensed insurance agency, Girard Advisory Services, LLC, a registered investment advisory firm, and Girard Pension Services, LLC, a registered investment advisor, which provides investment consulting and management services to municipal entities. The Bank is also the parent company of Univest Insurance, LLC, an independent insurance agency, and Univest Capital, Inc., an equipment financing business.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands, except per share data)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net income	$22,953	$19,978	$2,975	14.9%	$50,045	$42,373	$7,672	18.1%
Net income per share:
Basic	$0.83	$0.69	$0.14	20.3	$1.79	$1.46	$0.33	22.6
Diluted	0.82	0.69	0.13	18.8	1.78	1.45	0.33	22.8
Return on average assets	1.13%	1.00%	13 BP	13.0	1.23%	1.07%	16 BP	15.0
Return on average equity	9.67%	8.82%	85 BP	9.6	10.62%	9.47%	115 BP	12.1

The financial results for the three months ended June 30, 2026 included a pre-tax charge of $5.2 million ($4.1 million after-tax), or $0.15 diluted earnings per share, related to a valuation adjustment on an other real estate owned (OREO) property. The adjustment was recorded based on an updated appraisal which reflects the property's estimated fair value less costs to sell. The property was initially transferred to OREO during the three months ended June 30, 2022 and was listed for sale during the quarter ended June 30, 2025. The financial results for the three months ended June 30, 2026 also included tax-free bank owned life insurance (BOLI) death benefit proceeds of $708 thousand, which represented $0.03 diluted earnings per share.

The financial results for the six months ended June 30, 2026 included tax-free BOLI death benefit proceeds of $1.1 million, which represented $0.04 diluted earnings per share. In addition, the financial results for the six months ended June 30, 2026 included a $427 thousand restructuring charge ($337 thousand after-tax), or $0.01 diluted earnings per share, related to the planned closure of two underutilized facilities: a financial center and a limited purpose banking office. The financial results for the six months ended June 30, 2025 included tax-free BOLI death benefit proceeds of $1.1 million, which represented $0.04 diluted earnings per share.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and six months ended June 30, 2026 and 2025. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and six months ended June 30, 2026 versus 2025

Net interest income on a tax-equivalent basis for the three months ended June 30, 2026 was $66.7 million, an increase of $6.8 million, or 11.3%, compared to $60.0 million for the three months ended June 30, 2025. Net interest income on a tax-equivalent basis for the six months ended June 30, 2026 was $130.6 million, an increase of $13.5 million, or 11.5%, compared to $117.1 million for the six months ended June 30, 2025. The increase in tax-equivalent net interest income for the three and six months ended June 30, 2026 compared to the comparable periods in the prior year was driven by higher average balances of interest-earning assets, and a reduction in our cost of funds, partially offset by higher average balances of interest-bearing liabilities.

The net interest margin, on a tax-equivalent basis, was 3.49% and 3.41% for the three and six months ended June 30, 2026, respectively, compared to 3.20% and 3.14% for the three and six months ended June 30, 2025, respectively. Excess liquidity reduced net interest margin by approximately four and eight basis points for the three and six months ended June 30, 2026, respectively, and approximately four basis points for the three and six months ended June 30, 2025.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$120,511	$1,118	3.72%	$131,391	$1,371	4.19%
Other debt and equity securities	502,065	4,203	3.36	497,214	3,962	3.20
Federal Home Loan Bank, Federal Reserve Bank and other stock	33,537	625	7.47	36,711	671	7.33
Total interest-earning deposits, investments and other interest-earning assets	656,113	5,946	3.63	665,316	6,004	3.62
Commercial, financial and agricultural loans	989,950	16,293	6.60	1,005,784	17,686	7.05
Real estate—commercial and construction loans	3,892,900	57,589	5.93	3,692,262	54,165	5.88
Real estate—residential loans	1,711,210	22,002	5.16	1,727,381	21,772	5.06
Loans to individuals	12,511	270	8.66	15,575	337	8.68
Tax-exempt loans and leases	224,883	3,235	5.77	228,856	2,966	5.20
Lease financings	176,625	3,294	7.48	177,080	3,192	7.23
Gross loans and leases	7,008,079	102,683	5.88	6,846,938	100,118	5.86
Total interest-earning assets	7,664,192	108,629	5.69	7,512,254	106,122	5.67
Cash and due from banks	58,713			55,335
Allowance for credit losses, loans and leases	(89,488)			(88,127)
Premises and equipment, net	44,926			47,299
Operating lease right-of-use assets	24,640			26,948
Other assets	429,930			425,766
Total assets	$8,132,913			$7,979,475
Liabilities:
Interest-bearing checking deposits	$1,255,397	$7,603	2.43%	$1,216,909	$7,800	2.57%
Money market savings	1,998,397	16,604	3.33	1,754,428	16,945	3.87
Regular savings	748,657	1,203	0.64	700,762	749	0.43
Time deposits	1,411,889	13,357	3.79	1,541,008	16,261	4.23
Total time and interest-bearing deposits	5,414,340	38,767	2.87	5,213,107	41,755	3.21
Short-term borrowings	33,437	30	0.36	5,254	1	0.08
Long-term debt	131,868	1,337	4.07	200,549	2,128	4.26
Subordinated notes	98,944	1,747	7.08	149,444	2,281	6.12
Total borrowings	264,249	3,114	4.73	355,247	4,410	4.98
Total interest-bearing liabilities	5,678,589	41,881	2.96	5,568,354	46,165	3.33
Noninterest-bearing deposits	1,429,369			1,420,143
Operating lease liabilities	27,271			29,802
Accrued expenses and other liabilities	45,821			52,640
Total liabilities	7,181,050			7,070,939
Total interest-bearing liabilities and noninterest-bearing deposits (Cost of Funds)	7,107,958		2.36	6,988,497		2.65
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	301,620			301,016
Retained earnings and other equity	492,459			449,736
Total shareholders’ equity	951,863			908,536
Total liabilities and shareholders’ equity	$8,132,913			$7,979,475
Net interest income		$66,748			$59,957
Net interest spread			2.73			2.34
Effect of net interest-free funding sources			0.76			0.86
Net interest margin			3.49%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.97%			134.91%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $801 thousand and $689 thousand for the three months ended June 30, 2026 and 2025, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended June 30, 2026 and 2025 have been calculated using the Corporation's federal applicable rate of 21%.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$213,140	$3,928	3.72%	$125,725	$2,731	4.38%
Obligations of states and political subdivisions*	—	—	—	437	4	1.85
Other debt and equity securities	500,579	8,256	3.33	498,201	7,981	3.23
Federal Home Loan Bank, Federal Reserve Bank and other stock	35,401	1,329	7.57	37,134	1,358	7.37
Total interest-earning deposits, investments and other interest-earning assets	749,120	13,513	3.64	661,497	12,074	3.68
Commercial, financial and agricultural loans	974,895	31,624	6.54	998,363	34,706	7.01
Real estate—commercial and construction loans	3,877,116	113,385	5.90	3,698,214	106,841	5.83
Real estate—residential loans	1,710,727	43,528	5.13	1,728,259	43,314	5.05
Loans to individuals	12,454	543	8.79	17,495	730	8.41
Tax-exempt loans and leases	224,030	6,351	5.72	229,491	5,827	5.12
Lease financings	174,807	6,506	7.51	179,872	6,432	7.21
Gross loans and leases	6,974,029	201,937	5.84	6,851,694	197,850	5.82
Total interest-earning assets	7,723,149	215,450	5.63	7,513,191	209,924	5.63
Cash and due from banks	58,349			56,009
Allowance for credit losses, loans and leases	(89,162)			(87,975)
Premises and equipment, net	45,141			47,076
Operating lease right-of-use assets	25,025			27,352
Other assets	429,012			424,601
Total assets	$8,191,514			$7,980,254
Liabilities:
Interest-bearing checking deposits	$1,267,914	$15,325	2.44%	$1,219,446	$14,875	2.46%
Money market savings	2,021,722	33,522	3.34	1,797,074	34,980	3.93
Regular savings	756,930	2,575	0.69	701,648	1,512	0.43
Time deposits	1,400,579	26,487	3.81	1,508,930	32,367	4.33
Total time and interest-bearing deposits	5,447,145	77,909	2.88	5,227,098	83,734	3.23
Short-term borrowings	29,530	33	0.23	6,076	15	0.50
Long-term debt	166,436	3,430	4.16	208,978	4,489	4.33
Subordinated notes	98,921	3,495	7.12	149,382	4,562	6.16
Total borrowings	294,887	6,958	4.76	364,436	9,066	5.02
Total interest-bearing liabilities	5,742,032	84,867	2.98	5,591,534	92,800	3.35
Noninterest-bearing deposits	1,420,540			1,398,396
Operating lease liabilities	27,691			30,236
Accrued expenses and other liabilities	50,558			57,382
Total liabilities	7,240,821			7,077,548
Total interest-bearing liabilities and noninterest-bearing deposits (Cost of Funds)	7,162,572		2.39	6,989,930		2.68
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	302,512			301,830
Retained earnings and other equity	490,397			443,092
Total shareholders’ equity	950,693			902,706
Total liabilities and shareholders’ equity	$8,191,514			$7,980,254
Net interest income		$130,583			$117,124
Net interest spread			2.65			2.28
Effect of net interest-free funding sources			0.76			0.86
Net interest margin			3.41%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.50%			134.37%

*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $1.6 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the six months ended June 30, 2026 and 2025 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2026 Versus 2025			June 30, 2026 Versus 2025
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(108)	$(145)	$(253)	$1,660	$(463)	$1,197
Obligations of states and political subdivisions	—	—	—	(4)	—	(4)
Other debt and equity securities	40	201	241	37	238	275
Federal Home Loan Bank, Federal Reserve Bank and other stock	(59)	13	(46)	(65)	36	(29)
Interest on deposits, investments and other earning assets	(127)	69	(58)	1,628	(189)	1,439
Commercial, financial and agricultural loans	(275)	(1,118)	(1,393)	(800)	(2,282)	(3,082)
Real estate—commercial and construction loans	2,961	463	3,424	5,242	1,302	6,544
Real estate—residential loans	(203)	433	230	(452)	666	214
Loans to individuals	(66)	(1)	(67)	(219)	32	(187)
Tax-exempt loans and leases	(53)	322	269	(142)	666	524
Lease financings	(8)	110	102	(186)	260	74
Interest and fees on loans and leases	2,356	209	2,565	3,443	644	4,087
Total interest income	2,229	278	2,507	5,071	455	5,526
Interest expense:
Interest-bearing checking deposits	240	(437)	(197)	574	(124)	450
Money market savings	2,188	(2,529)	(341)	4,115	(5,573)	(1,458)
Regular savings	55	399	454	123	940	1,063
Time deposits	(1,296)	(1,608)	(2,904)	(2,201)	(3,679)	(5,880)
Total time and interest-bearing deposits	1,187	(4,175)	(2,988)	2,611	(8,436)	(5,825)
Short-term borrowings	17	12	29	30	(12)	18
Long-term debt	(700)	(91)	(791)	(888)	(171)	(1,059)
Subordinated notes	(854)	320	(534)	(1,703)	636	(1,067)
Interest on borrowings	(1,537)	241	(1,296)	(2,561)	453	(2,108)
Total interest expense	(350)	(3,934)	(4,284)	50	(7,983)	(7,933)
Net interest income	$2,579	$4,212	$6,791	$5,021	$8,438	$13,459

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2026 and 2025 was $2.7 million and $5.7 million, respectively. The provision for credit losses for the six months ended June 30, 2026 and 2025 was $4.0 million and $8.0 million, respectively. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Allowance for credit losses, loans and leases	$89,967	$88,900	$88,165	$86,527	$86,989
Loans and leases held for investment	7,041,957	6,940,212	6,914,804	6,785,482	6,801,185
Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%	1.28%	1.28%	1.28%

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Trust fee income	$2,283	$2,146	$137	6.4%	$4,519	$4,307	$212	4.9%
Service charges on deposit accounts	2,363	2,258	105	4.7	4,642	4,452	190	4.3
Investment advisory commission and fee income	6,043	5,460	583	10.7	12,197	11,073	1,124	10.2
Insurance commission and fee income	5,351	5,261	90	1.7	12,774	12,150	624	5.1
Other service fee income	3,319	3,147	172	5.5	6,360	5,854	506	8.6
Bank owned life insurance income	1,698	1,012	686	67.8	3,030	2,971	59	2.0
Net gain on investment securities transactions	11	—	11	N/M	11	—	11	N/M
Net gain on mortgage banking activities	1,346	981	365	37.2	2,137	1,628	509	31.3
Net (loss) gain on sales and write-downs of other real estate owned	(5,249)	—	(5,249)	N/M	(5,249)	4	(5,253)	N/M
Other income	941	1,236	(295)	(23.9)	1,773	1,477	296	20.0
Total noninterest income	$18,106	$21,501	$(3,395)	(15.8%)	$42,194	$43,916	$(1,722)	(3.9%)

Three and six months ended June 30, 2026 versus 2025

Noninterest income for the three months ended June 30, 2026 was $18.1 million, a decrease of $3.4 million, or 15.8%, from the three months ended June 30, 2025. Noninterest income for the six months ended June 30, 2026 was $42.2 million, a decrease of $1.7 million, or 3.9%, from the six months ended June 30, 2025.

Net loss on the sale and write-down of OREO increased $5.2 million for the three and six months ended June 30, 2026 from the comparable periods in the prior year due to the valuation adjustment recorded during the quarter as previously mentioned.

Investment advisory commission and fee income increased $583 thousand, or 10.7%, for the three months ended June 30, 2026 and $1.1 million, or 10.2%, for the six months ended June 30, 2026 from the comparable periods in the prior year, driven by appreciation in assets under management and new customer relationships.

Net gain on mortgage banking activities increased $365 thousand, or 37.2%, for the three months ended June 30, 2026 and $509 thousand, or 31.3%, for the six months ended June 30, 2026 from the comparable periods in the prior year, primarily due to increased salable volume and increased margins.

BOLI increased $686 thousand, or 67.8%, for the three months ended June 30, 2026 from the comparable period in the prior year. The financial results for the three months ended June 30, 2026 included $708 thousand in BOLI death benefit proceeds compared to $71 thousand for the three months ended June 30, 2025.

Insurance commission and fee income increased $624 thousand, or 5.1%, for the six months ended June 30, 2026 from the comparable period in the prior year, primarily due to increases of $268 thousand and $161 thousand in premiums on commercial lines and life and health overrides, respectively. Additionally, contingent income increased $208 thousand for the six months ended June 30, 2026, from $1.6 million for the six months ended June 30, 2025 to $1.8 million for the six months ended June 30, 2026. Contingent income is largely recognized in the first quarter of each year.

Other service fee income increased $506 thousand, or 8.6%, for the six months ended June 30, 2026 from the comparable period in the prior year. This was driven by a $284 thousand decrease in the valuation allowance on servicing rights during the six months ended June 30, 2026. Additionally, interchange fees increased $146 thousand for the six months ended June 30, 2026.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries, benefits and commissions	$33,208	$31,536	$1,672	5.3%	$66,667	$62,362	$4,305	6.9%
Net occupancy	2,938	2,739	199	7.3	5,936	5,592	344	6.2
Equipment	1,122	1,043	79	7.6	2,201	2,165	36	1.7
Data processing	4,627	4,408	219	5.0	9,107	8,772	335	3.8
Professional fees	2,029	1,597	432	27.1	3,706	3,394	312	9.2
Marketing and advertising	988	498	490	98.4	1,622	851	771	90.6
Deposit insurance premiums	1,118	1,074	44	4.1	2,288	2,225	63	2.8
Intangible expenses	92	131	(39)	(29.8)	185	261	(76)	(29.1)
Restructuring charges	—	—	—	—	427	—	427	N/M
Other expense	7,002	7,306	(304)	(4.2)	13,654	14,038	(384)	(2.7)
Total noninterest expense	$53,124	$50,332	$2,792	5.5%	$105,793	$99,660	$6,133	6.2%
Three and six months ended June 30, 2026 versus 2025

Noninterest expense for the three months ended June 30, 2026 was $53.1 million, an increase of $2.8 million, or 5.5%, from the three months ended June 30, 2025. Noninterest expense for the six months ended June 30, 2026 was $105.8 million, an increase of $6.1 million, or 6.2%, from the six months ended June 30, 2025.

Salaries, benefits and commissions increased $1.7 million, or 5.3%, for the three months ended June 30, 2026 and $4.3 million, or 6.9%, for the six months ended June 30, 2026 from the comparable periods in the prior year. The increases were primarily driven by higher salary expense of $1.3 million and $2.6 million, respectively, due to annual merit increases, as well as increased medical claims expense of $375 thousand and $1.1 million, respectively.

Marketing and advertising expense increased $490 thousand, or 98.4%, for the three months ended June 30, 2026 and $771 thousand, or 90.6%, for the six months ended June 30, 2026 from the comparable periods in the prior year. These increases were primarily driven by the inclusion of certain sponsorship activities that were historically reported in Other Expense and the Corporation's entry into a sponsorship agreement with a local university, enhancing community engagement and visibility.

Professional fees increased $432 thousand, or 27.1%, for the three months ended June 30, 2026 and $312 thousand, or 9.2%, for the six months ended June 30, 2026 from the comparable periods in the prior year, primarily due to increased marketing consultant fees.

Restructuring charges increased $427 thousand for the six months ended June 30, 2026 from the comparable period in the prior year related to the planned closure of two underutilized facilities: a financial center and a limited purpose banking office.

Tax Provision

The Corporation recognized a tax expense of $5.6 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively, resulting in effective tax rates of 19.6% and 20.1% for the respective periods. The Corporation recognized a tax expense of $12.0 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively, resulting in effective tax rates of 19.3% and 19.4% for the respective periods. The effective tax rates for the three and six months ended June 30, 2026 and 2025 reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective tax rates for the six months ended June 30, 2026 and 2025 were favorably impacted by proceeds of BOLI death benefits and the impact of equity compensation awards.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2026	At December 31, 2025	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$195,325	$553,712	$(358,387)	(64.7)%
Investment securities	497,498	496,289	1,209	0.2
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	32,798	37,808	(5,010)	(13.3)
Loans held for sale	13,237	15,288	(2,051)	(13.4)
Loans and leases held for investment	7,041,957	6,914,804	127,153	1.8
Allowance for credit losses, loans and leases	(89,967)	(88,165)	(1,802)	2.0
Premises and equipment, net	44,373	45,554	(1,181)	(2.6)
Operating lease right-of-use assets	24,267	25,795	(1,528)	(5.9)
Goodwill and other intangibles, net	183,360	182,838	522	0.3
Bank owned life insurance	142,130	140,001	2,129	1.5
Accrued interest receivable and other assets	118,014	112,973	5,041	4.5
Total assets	$8,202,992	$8,436,897	$(233,905)	(2.8)%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits decreased $358.4 million, or 64.7%, from December 31, 2025, primarily due to a decrease in interest-earning deposits at the Federal Reserve Bank of $369.9 million due to seasonal decreases in public funds and growth in loans and leases held for investment.

Investment Securities

Total investment securities at June 30, 2026 increased $1.2 million, or 0.2%, from December 31, 2025 as purchases of $50.5 million, which were primarily residential mortgage-backed securities, were offset by maturities and pay-downs of $39.8 million, sales of $5.7 million, decreases in the fair value of available-for-sale investment securities of $2.4 million, calls of $999 thousand, net amortization of purchased premiums and discounts of $429 thousand and a provision for credit losses of $23 thousand.

Loans and Leases

Gross loans and leases held for investment increased $127.2 million, or 1.8%, from December 31, 2025. The increase in gross loans and leases held for investment was primarily due to increases in commercial, construction and commercial real estate loans, partially offset by a decrease in residential mortgage loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

Asset Quality

The Bank's strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans and leases. Performance of the loan and lease portfolio is monitored on a regular basis by Bank management and lending officers.

Nonaccrual loans and leases are loans or leases for which it is probable that not all principal and interest payments due will be collectible in accordance with the original contractual terms. Factors considered by management in determining accrual status include payment status, borrower cash flows, collateral value, and the probability of collecting scheduled principal and interest payments when due.

At June 30, 2026, nonaccrual loans and leases were $43.9 million and had a related allowance for credit losses on loans and leases of $10.9 million. At December 31, 2025, nonaccrual loans and leases were $13.7 million and had a related allowance for credit losses on loans and leases of $3.0 million. During the first quarter of 2026, a $3.9 million commercial real estate loan was placed on nonaccrual status. Subsequent to its nonaccrual designation, the loan incurred a $195 thousand charge-off. During the second quarter of 2026, a commercial loan relationship totaling $28.6 million was placed on nonaccrual status with a specific reserve of $9.8 million. Additionally, during the second quarter of 2026, two nonaccrual commercial loans totaling $1.7 million were charged-off. These loans were fully reserved prior to charge-off. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the three months ended June 30, 2026 were $1.9 million compared to $7.8 million for the same period in the prior year. Net loan and lease charge-offs for the six months ended June 30, 2026 were $3.2 million compared to $9.5 million for the same period in the prior year. The three and six months ended June 30, 2025 included a $7.3 million charge-off on a commercial loan relationship.

Other real estate owned (OREO) was $18.9 million at June 30, 2026, compared to $23.9 million at December 31, 2025. During the second quarter of 2026, a commercial real estate property incurred a $5.2 million valuation adjustment. The adjustment was recorded based on an updated appraisal which reflects the property's estimated fair value less costs to sell. Repossessed assets were $10 thousand and $65 thousand at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, repossessed assets totaling $88 thousand were acquired, repossessed assets totaling $19 thousand were written down and repossessed assets totaling $124 thousand were sold.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At June 30, 2026	At December 31, 2025
Nonaccrual loans and leases held for investment	$43,897	$13,743
Accruing loans and leases, 90 days or more past due	160	89
Total nonperforming loans and leases	$44,057	$13,832
Other real estate owned	18,914	23,926
Repossessed assets	10	65
Total nonperforming assets	$62,981	$37,823

Loans and leases held for investment	$7,041,957	$6,914,804
Allowance for credit losses, loans and leases	89,967	88,165
Nonaccrual loans and leases with partial charge-offs	4,952	1,532
Reserves on individually analyzed loans	10,937	3,022

Allowance for credit losses, loans and leases / loans and leases held for investment	1.28%	1.28%
Nonaccrual loans and leases / loans and leases (held for investment)	0.62%	0.20%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	204.95%	641.53%

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of June 30, 2026:

(Dollars in thousands)	At June 30, 2026
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
Animal Production	$440,916	7.8%
CRE - Retail	426,394	7.5
CRE - Multi-family	393,126	6.9
CRE - 1-4 Family Residential Investment	279,515	4.9
Hotels & Motels (Accommodation)	268,482	4.7
CRE - Office	252,607	4.5
Specialty Trade Contractors	243,448	4.3
CRE - Industrial / Warehouse	215,638	3.8
Nursing and Residential Care Facilities	176,891	3.1
Homebuilding (tract developers, remodelers)	163,688	2.9
Crop Production	145,110	2.6
Merchant Wholesalers, Durable Goods	138,817	2.5
CRE - Mixed-Use - Commercial	121,993	2.2
Repair and Maintenance	121,737	2.1
Motor Vehicle and Parts Dealers	120,416	2.1
CRE - Mixed-Use - Residential	110,034	1.9
Wood Product Manufacturing	101,076	1.8
Nondepository Credit Intermediation and Related Activities (except 5221)	99,227	1.7
Administrative and Support Services	97,708	1.7
Food Services and Drinking Places	97,346	1.7
Education	91,845	1.6
Merchant Wholesalers, Nondurable Goods	88,338	1.6
Professional, Scientific, and Technical Services	85,432	1.5
Amusement, Gambling, and Recreation Industries	78,808	1.4
Fabricated Metal Product Manufacturing	75,975	1.3
Food Manufacturing	68,126	1.2
Personal and Laundry Services	67,103	1.2
Private Equity & Special Purpose Entities (except 52592)	65,968	1.2
Religious Organizations, Advocacy Groups	63,624	1.1
Machinery Manufacturing	62,643	1.1
Miniwarehouse / Self-Storage	56,126	1.0
Nonresidential Building Contractors	54,376	1.0
Industries with >$50 million in outstandings	$4,872,533	85.9%
Industries with <$50 million in outstandings	$799,696	14.1%
Total Commercial Loans	$5,672,229	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$911,116
Real Estate-Home Equity Secured for Personal Purpose	205,502
Loans to Individuals	12,342
Lease Financings	240,768
Total Consumer Loans and Lease Financings	$1,369,728

Total	$7,041,957

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $92 thousand and $131 thousand for the three months ended June 30, 2026 and 2025, respectively. The amortization of core deposit and customer-related intangibles was $185 thousand and $261 thousand for the six months ended June 30, 2026 and 2025, respectively. See Note 5 to the Condensed Unaudited

Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at June 30, 2026 and December 31, 2025.

The Corporation also has goodwill with a net carrying value of $175.5 million at June 30, 2026 and December 31, 2025, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2026 or 2025. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2026	At December 31, 2025	Change
			Amount	Percent
Deposits	$6,933,008	$7,087,313	$(154,305)	(2.2%)
Short-term borrowings	18,826	24,411	(5,585)	(22.9)
Long-term debt	125,000	200,000	(75,000)	(37.5)
Subordinated notes	98,994	98,867	127	0.1
Operating lease liabilities	26,863	28,531	(1,668)	(5.8)
Accrued interest payable and other liabilities	46,048	54,457	(8,409)	(15.4)
Total liabilities	$7,248,739	$7,493,579	$(244,840)	(3.3%)

Deposits

Total deposits decreased $154.3 million, or 2.2%, from December 31, 2025 primarily due to decreases in consumer and public funds deposits, partially offset by increases in commercial and brokered deposits. At June 30, 2026, noninterest-bearing deposits totaling $1.5 billion represented 21.1% of total deposits compared to $1.4 billion representing 20.2% of total deposits at December 31, 2025. At June 30, 2026 and December 31, 2025, unprotected deposits, which exclude insured, internal, and collateralized deposit accounts, totaled $1.7 billion and $1.6 billion, respectively, which represented 24.6% and 23.2% of total deposits for the respective periods.

Borrowings

Total borrowings decreased $80.5 million, or 24.9%, from December 31, 2025, primarily due to maturities of long-term FHLB advances totaling $100.0 million, offset by a $25.0 million long-term FHLB advance, and a $5.6 million decrease in customer repurchase agreements.

Other Liabilities

Other liabilities decreased $8.4 million, or 15.4%, from December 31, 2025, primarily due to the payment of previously accrued annual incentive compensation.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2026	At December 31, 2025	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	302,549	304,021	(1,472)	(0.5)
Retained earnings	628,327	591,202	37,125	6.3
Accumulated other comprehensive loss	(26,728)	(25,467)	(1,261)	5.0
Treasury stock	(107,679)	(84,222)	(23,457)	27.9
Total shareholders’ equity	$954,253	$943,318	$10,935	1.2%

Total shareholders' equity increased $10.9 million, or 1.2%, from December 31, 2025. Retained earnings at June 30, 2026 increased by $37.1 million primarily due to net income of $50.0 million offset by $12.6 million in cash dividends paid during the six months ended June 30, 2026. Accumulated other comprehensive loss increased by $1.3 million, which was primarily attributable to decreases in the fair value of available-for-sale investment securities of $1.9 million, net of tax. Treasury stock increased $23.5 million from December 31, 2025, related to repurchases of 776,677 shares at a cost of $28.5 million, offset by $5.1 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $28.1 million and $26.6 million for the three months ended June 30, 2026 and 2025, respectively, and pre-tax income of $57.2 million and $52.7 million for the six months ended June 30, 2026 and 2025, respectively. See the section of this Management's Discussion and Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.4 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, which included noninterest income of $8.4 million in 2026 and $7.7 million in 2025, and pre-tax income of $4.9 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively, which included noninterest income of $16.9 million in 2026 and $15.5 million in 2025. The increase in pre-tax income and noninterest income for the three and six months ended June 30, 2026 was driven by appreciation in assets under management compared to the previous year and new customer relationships. Assets under management and supervision were $6.2 billion as of June 30, 2026, $5.8 billion as of March 31, 2026, $5.4 billion as of June 30, 2025 and $5.2 billion as of March 31, 2025.

The Insurance segment reported pre-tax income of $1.1 million and $964 thousand for the three months ended June 30, 2026 and 2025, respectively, which included noninterest income of $5.4 million in 2026 and $5.3 million in 2025, and pre-tax income of $4.1 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, which included noninterest income of $12.8 million in 2026 and $12.2 million in 2025. The increase in pre-tax income and noninterest income for the three months ended June 30, 2026 was primarily due to an increase of $154 thousand in life and health overrides, partially offset by a decrease of $74 thousand in premiums on commercial lines. The increase in pre-tax income and noninterest income for the six months ended June 30, 2026 was primarily due to increases of $268 thousand and $161 thousand in premiums on commercial lines and life and health overrides, respectively. Additionally, contingent income increased $208 thousand for the six months ended June 30, 2026, from $1.6 million for the six months ended June 30, 2025 to $1.8 million for the six months ended June 30, 2026. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at June 30, 2026.
Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of June 30, 2026 and December 31, 2025 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2026
Total Capital (to Risk-Weighted Assets):
Corporation	$999,314	13.81%	$578,803	8.00%	$723,503	10.00%
Bank	864,104	12.01	575,776	8.00	719,720	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	809,848	11.19	434,102	6.00	578,803	8.00
Bank	774,099	10.76	431,832	6.00	575,776	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	809,848	11.19	325,576	4.50	470,277	6.50
Bank	774,099	10.76	323,874	4.50	467,818	6.50
Tier 1 Capital (to Average Assets):
Corporation	809,848	10.13	319,627	4.00	399,534	5.00
Bank	774,099	9.73	318,293	4.00	397,866	5.00
At December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$985,345	13.86%	$568,568	8.00%	$710,709	10.00%
Bank	846,416	11.97	565,684	8.00	707,106	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	426,426	6.00	568,568	8.00
Bank	757,978	10.72	424,263	6.00	565,684	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	319,819	4.50	461,961	6.50
Bank	757,978	10.72	318,197	4.50	459,619	6.50
Tier 1 Capital (to Average Assets):
Corporation	797,595	9.51	335,451	4.00	419,314	5.00
Bank	757,978	9.07	334,260	4.00	417,825	5.00
At June 30, 2026 and December 31, 2025, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At June 30, 2026, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category subsequent to June 30, 2026.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid assets, unencumbered cash and cash equivalents, were $193.8 million and $549.2 million at June 30, 2026 and December 31, 2025, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $51.7 million and $37.3 million at June 30, 2026 and December 31, 2025, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank, Federal Reserve Bank and a correspondent bank of $3.7 billion and $3.8 billion at June 30, 2026 and December 31, 2025, respectively, of which $2.4 billion and $2.3 billion was available as of June 30, 2026 and December 31, 2025, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $422.0 million and $457.0 million at June 30, 2026 and December 31, 2025, respectively. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

Sources of Funds

Non-brokered deposits continue to be the largest funding source for the Corporation. These deposits are primarily generated from individuals, businesses, public funds and non-profit customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.

As part of its diversified funding strategy, the Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes federal funds purchases from correspondent banks, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia, and brokered deposits and other similar sources.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. Certificates of deposit due within one year of June 30, 2026 totaled $1.0 billion. If these deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, which may be expensive to obtain. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank may also use borrowings and brokered deposits to meet its obligations.

Commitments to extend credit are the Bank’s most significant commitments in both the under and over one-year time periods. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1 to the Condensed Consolidated Financial Statements, "Summary of Significant Accounting Policies."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended June 30, 2026. A detailed discussion of market risk is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Sensitivity, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the second quarter of 2026, under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2026	138,267	$37.40	138,267	1,781,532
May 1 – 31, 2026	181,419	39.06	181,419	1,600,113
June 1 – 30, 2026	105,853	41.38	105,853	1,494,260
Total	425,539	$39.10	425,539
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

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – 30, 2026	—	$—
May 1 – 31, 2026	—	—
June 1 – 30, 2026	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: July 28, 2026	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2026	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)