Form 10-Q
period 2026-09-30
UNIVEST FINANCIAL Corp
filed 2026-11-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	27,143,896
(Title of Class)	(Number of shares outstanding at November 2, 2026)

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share data)	At September 30, 2026	At December 31, 2025
ASSETS
Cash and due from banks	$64,468	$63,579
Interest-earning deposits with other banks	560,614	490,133
Cash and cash equivalents	625,082	553,712
Investment securities held-to-maturity (fair value $96,896 and $109,724 at September 30, 2026 and December 31, 2025, respectively)	114,665	123,024
Investment securities available-for-sale (amortized cost $416,149 and $398,476, net of allowance for credit losses of $81 and $11 at September 30, 2026 and December 31, 2025, respectively)	374,564	371,251
Investments in equity securities	2,418	2,014
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	36,252	37,808
Loans held for sale	11,540	15,288
Loans and leases held for investment	7,014,437	6,914,804
Less: Allowance for credit losses, loans and leases	(80,950)	(88,165)
Net loans and leases held for investment	6,933,487	6,826,639
Premises and equipment, net	44,244	45,554
Operating lease right-of-use assets	24,588	25,795
Goodwill	175,510	175,510
Other intangibles, net of accumulated amortization	7,891	7,328
Bank owned life insurance	143,117	140,001
Accrued interest receivable and other assets	113,048	112,973
Total assets	$8,606,406	$8,436,897
LIABILITIES
Noninterest-bearing deposits	$1,405,877	$1,431,974
Interest-bearing deposits	5,948,643	5,655,339
Total deposits	7,354,520	7,087,313
Short-term borrowings	186	24,411
Long-term debt	125,000	200,000
Subordinated notes	99,084	98,867
Operating lease liabilities	27,106	28,531
Accrued interest payable and other liabilities	51,352	54,457
Total liabilities	7,657,248	7,493,579
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2026 and December 31, 2025; 31,556,799 shares issued at September 30, 2026 and December 31, 2025; 27,306,376 and 28,156,917 shares outstanding at September 30, 2026 and December 31, 2025, respectively	157,784	157,784
Additional paid-in capital	303,852	304,021
Retained earnings	643,560	591,202
Accumulated other comprehensive loss, net of tax benefit	(36,155)	(25,467)
Treasury stock, at cost; 4,250,423 and 3,399,882 shares at September 30, 2026 and December 31, 2025, respectively	(119,883)	(84,222)
Total shareholders’ equity	949,158	943,318
Total liabilities and shareholders’ equity	$8,606,406	$8,436,897
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans and leases	$104,828	$100,626	$305,795	$297,674
Interest and dividends on investment securities:
Taxable	4,308	3,923	12,564	11,904
Exempt from federal income taxes	—	—	—	4
Interest on deposits with other banks	3,085	4,363	7,013	7,094
Interest and dividends on other earning assets	670	736	1,999	2,094
Total interest income	112,891	109,648	327,371	318,770
Interest expense
Interest on deposits	42,106	43,618	120,015	127,352
Interest on short-term borrowings	1	1	34	16
Interest on long-term debt and subordinated notes	3,023	4,705	9,948	13,756
Total interest expense	45,130	48,324	129,997	141,124
Net interest income	67,761	61,324	197,374	177,646
Provision for credit losses	8,997	517	12,972	8,522
Net interest income after provision for credit losses	58,764	60,807	184,402	169,124
Noninterest income
Trust fee income	2,279	2,230	6,798	6,537
Service charges on deposit accounts	2,373	2,302	7,015	6,754
Investment advisory commission and fee income	6,433	5,671	18,630	16,744
Insurance commission and fee income	5,433	5,468	18,207	17,618
Other service fee income	2,895	2,416	9,255	8,270
Bank owned life insurance income	988	1,908	4,018	4,879
Net gain on investment securities transactions	—	—	11	—
Net gain on mortgage banking activities	1,164	848	3,301	2,476
Net (loss) gain on sales and write-downs of other real estate owned	—	—	(5,249)	4
Other income	704	1,080	2,477	2,557
Total noninterest income	22,269	21,923	64,463	65,839
Noninterest expense
Salaries, benefits and commissions	34,245	31,652	100,912	94,014
Net occupancy	2,817	2,675	8,753	8,267
Equipment	1,004	1,076	3,205	3,241
Data processing	4,603	4,263	13,710	13,035
Professional fees	1,793	1,876	5,499	5,270
Marketing and advertising	786	323	2,408	1,174
Deposit insurance premiums	1,252	1,195	3,540	3,420
Intangible expenses	69	106	254	367
Restructuring charges	—	—	427	—
Other expense	7,433	7,503	21,087	21,541
Total noninterest expense	54,002	50,669	159,795	150,329
Income before income taxes	27,031	32,061	89,070	84,634
Income tax expense	5,463	6,422	17,457	16,622
Net income	$21,568	$25,639	$71,613	$68,012
Net income per share:
Basic	$0.78	$0.89	$2.58	$2.36
Diluted	0.78	0.89	2.56	2.34
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2026			2025
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$27,031	$5,463	$21,568	$32,061	$6,422	$25,639
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(11,975)	(2,515)	(9,460)	3,604	756	2,848
Provision for credit losses	47	10	37	1	1	—
Total net unrealized (losses) gains on available-for-sale investment securities	(11,928)	(2,505)	(9,423)	3,605	757	2,848
Net unrealized gains on interest rate swaps used in cash flow hedges:
Reclassification adjustment recorded in earnings (1)	—	—	—	577	121	456
Total net unrealized gains on interest rate swaps used in cash flow hedges	—	—	—	577	121	456
Defined benefit pension plans:
Amortization of net actuarial (losses) gains included in net periodic pension costs (2)	(5)	(1)	(4)	37	8	29
Total defined benefit pension plans	(5)	(1)	(4)	37	8	29
Other comprehensive (losses) income	(11,933)	(2,506)	(9,427)	4,219	886	3,333
Total comprehensive income	$15,098	$2,957	$12,141	$36,280	$7,308	$28,972
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income in the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(Dollars in thousands)	2026			2025
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$89,070	$17,457	$71,613	$84,634	$16,622	$68,012
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(14,350)	(3,014)	(11,336)	14,639	3,074	11,565
Provision (reversal) of provision for credit losses	70	15	55	(821)	(172)	(649)
Less: reclassification adjustment for net gain on investment securities transactions realized in net income	(11)	(2)	(9)	—	—	—
Total net unrealized (losses) gains on available-for-sale investment securities	(14,291)	(3,001)	(11,290)	13,818	2,902	10,916
Net unrealized gains on interest rate swaps used in cash flow hedges:
Reclassification adjustment recorded in earnings (1)	777	163	614	1,711	359	1,352
Total net unrealized gains on interest rate swaps used in cash flow hedges	777	163	614	1,711	359	1,352
Defined benefit pension plans:
Amortization of net actuarial (losses) gains included in net periodic pension costs (2)	(15)	(3)	(12)	112	24	88
Total defined benefit pension plans	(15)	(3)	(12)	112	24	88
Other comprehensive (loss) income	(13,529)	(2,841)	(10,688)	15,641	3,285	12,356
Total comprehensive income	$75,541	$14,616	$60,925	$100,275	$19,907	$80,368

(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income in the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 8, "Retirement Plans and Other Postretirement Benefits" for additional details.
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2026
Balance at June 30, 2026	27,585,768	$157,784	$302,549	$628,327	$(26,728)	$(107,679)	$954,253
Net income	—	—	—	21,568	—	—	21,568
Other comprehensive loss, net of income tax benefit	—	—	—	—	(9,427)	—	(9,427)
Cash dividends declared ($0.23 per share)	—	—	—	(6,336)	—	—	(6,336)
Stock-based compensation	—	—	1,239	1	—	—	1,240
Stock issued under dividend reinvestment and employee stock purchase plans	13,762	—	74	—		506	580
Vesting of restricted stock units, net of shares withheld to cover taxes	473	—	(18)	—	—	12	(6)
Exercise of stock options	7,500	—	8	—	—	204	212
Purchases of treasury stock	(301,127)	—	—	—	—	(12,926)	(12,926)
Balance at September 30, 2026	27,306,376	$157,784	$303,852	$643,560	$(36,155)	$(119,883)	$949,158

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Three Months Ended September 30, 2025
Balance at June 30, 2025	28,810,805	$157,784	$301,640	$555,403	$(34,969)	$(63,125)	$916,733
Net income	—	—	—	25,639	—	—	25,639
Other comprehensive income, net of income tax	—	—	—	—	3,333	—	3,333
Cash dividends declared ($0.22 per share)	—	—	—	(6,325)	—	—	(6,325)
Stock-based compensation	—	—	1,041	(2)	—	—	1,039
Stock issued under dividend reinvestment and employee stock purchase plans	19,617	—	48	—	—	535	583
Vesting of restricted stock units, net of shares withheld to cover taxes	934	—	(33)	—	—	18	(15)
Purchases of treasury stock	(255,010)	—	—	—	—	(7,768)	(7,768)
Balance at September 30, 2025	28,576,346	$157,784	$302,696	$574,715	$(31,636)	$(70,340)	$933,219

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2026
Balance at December 31, 2025	28,156,917	$157,784	$304,021	$591,202	$(25,467)	$(84,222)	$943,318
Net income	—	—	—	71,613	—	—	71,613
Other comprehensive loss, net of income tax benefit	—	—	—	—	(10,688)	—	(10,688)
Cash dividends declared ($0.68 per share)	—	—	—	(18,899)	—	—	(18,899)
Stock-based compensation	—	—	4,005	(356)	—	—	3,649
Stock issued under dividend reinvestment and employee stock purchase plans	45,175	—	221	—	—	1,529	1,750
Vesting of restricted stock units, net of shares withheld to cover taxes	119,833	—	(4,500)	—	—	2,619	(1,881)
Exercise of stock options	62,255	—	105	—	—	1,648	1,753
Purchases of treasury stock	(1,077,804)	—	—	—	—	(41,457)	(41,457)
Balance at September 30, 2026	27,306,376	$157,784	$303,852	$643,560	$(36,155)	$(119,883)	$949,158

(Dollars in thousands, except per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2025
Balance at December 31, 2024	29,045,877	$157,784	$302,829	$525,780	$(43,992)	$(55,100)	$887,301
Net income	—	—	—	68,012	—	—	68,012
Other comprehensive income, net of income tax	—	—	—	—	12,356	—	12,356
Cash dividends declared ($0.65 per share)	—	—	—	(18,766)	—	—	(18,766)
Stock-based compensation	—	—	3,376	(310)	—	—	3,066
Stock issued under dividend reinvestment and employee stock purchase plans	57,734	—	146	(1)	—	1,587	1,732
Vesting of restricted stock units, net of shares withheld to cover taxes	109,262	—	(3,689)	—	—	2,092	(1,597)
Exercise of stock options	13,000	—	34	—	—	289	323
Purchases of treasury stock	(649,527)	—	—	—	—	(19,208)	(19,208)
Balance at September 30, 2025	28,576,346	$157,784	$302,696	$574,715	$(31,636)	$(70,340)	$933,219
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$71,613	$68,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,972	8,522
Depreciation of premises and equipment	4,126	4,127
Net amortization of investment securities premiums and discounts	619	723
Amortization, fair market value adjustments and capitalization of servicing rights	(820)	404
Net gain on investment securities transactions	(11)	—
Net gain on mortgage banking activities	(3,301)	(2,476)
Net loss (gain) on sales and write-downs of other real estate owned	5,249	(4)
Bank owned life insurance income	(4,018)	(4,879)
Stock-based compensation	3,934	3,402
Intangible expenses	254	367
Other adjustments to reconcile net income to cash used in operating activities	(2,348)	(2,524)
Originations of loans held for sale	(175,130)	(151,697)
Proceeds from the sale of loans held for sale	181,610	164,291
Contributions to pension and other postretirement benefit plans	(203)	(199)
Increase in accrued interest receivable and other assets	(1,286)	(7,260)
Decrease in accrued interest payable and other liabilities	(759)	(9,967)
Net cash provided by operating activities	92,501	70,842
Cash flows from investing activities:
Proceeds from sale of premises and equipment	80	427
Purchases of premises and equipment	(2,816)	(3,915)
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	9,722	10,367
Proceeds from maturities, calls and principal repayments of securities available-for-sale	47,898	37,962
Purchases of investment securities held-to-maturity	(1,583)	(2,546)
Purchases of investment securities available-for-sale	(65,976)	(34,849)
Proceeds from sales of equity securities	7,695	5,430
Purchases of money market mutual funds	(8,099)	(5,337)
Net increase (decrease) in other investments	1,556	(637)
Proceeds from sale of loans originally held-for-investment	16,739	—
Net (increase) decrease in loans and leases	(136,169)	28,499
Proceeds from sales of foreclosed / repossessed assets	84	275
Purchases of bank owned life insurance	(1,646)	—
Proceeds from bank owned life insurance	2,547	5,186
Net cash (used in) provided by investing activities	(129,968)	40,862
Cash flows from financing activities:
Net decrease in deposits	267,207	458,881
Net (decrease) increase in short-term borrowings	(24,225)	770
Proceeds from issuance of long-term debt	25,000	50,000
Repayment of long-term debt	(100,000)	(75,000)
Repayment of subordinated debt	(55)	(20,000)
Payment of contingent consideration on acquisitions	—	(635)
Payment for shares withheld to cover taxes on vesting of restricted stock units	(1,881)	(1,596)
Purchases of treasury stock	(41,457)	(19,208)
Stock issued under dividend reinvestment and employee stock purchase plans	1,750	1,732
Proceeds from exercise of stock options	1,753	323
Cash dividends paid	(19,255)	(19,076)
Net cash provided by financing activities	108,837	376,191
Net increase in cash and cash equivalents	71,370	487,895
Cash and cash equivalents at beginning of year	553,712	328,844
Cash and cash equivalents at end of period	$625,082	$816,739

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$130,220	$148,698

Non cash transactions:
Transfer of loans to other real estate owned	$387	$3,945
Transfer of leases to repossessed assets	138	78
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Financial Corporation (the Corporation) and its wholly owned subsidiaries. The Corporation’s direct subsidiaries are Univest Bank and Trust Co. (the Bank) and 1876 Double Eagle, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations for interim financial information. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026.

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

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Numerator for basic and diluted earnings per share—net income available to common shareholders	$21,568	$25,639	$71,613	$68,012
Denominator for basic earnings per share—weighted-average shares outstanding	27,485	28,717	27,751	28,857
Effect of dilutive securities—stock options and restricted stock units	264	243	252	231
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	27,749	28,960	28,003	29,088
Basic earnings per share	$0.78	$0.89	$2.58	$2.36
Diluted earnings per share	$0.78	$0.89	$2.56	$2.34
Average antidilutive options and restricted stock units excluded from computation of diluted earnings per share	—	99	2	113

Note 3. Investment Securities

The following table shows the amortized cost, the estimated fair value and the allowance for credit losses of the held-to-maturity securities and available-for-sale securities at September 30, 2026 and December 31, 2025, by contractual maturity within each type:

	At September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$58	$—	$—	$—	$58
After 1 year to 5 years	474	—	(19)	—	455
After 5 years to 10 years	9,238	—	(524)	—	8,714
Over 10 years	104,895	—	(17,226)	—	87,669
	114,665	—	(17,769)	—	96,896
Total	$114,665	$—	$(17,769)	$—	$96,896
Securities Available-for-Sale
Residential mortgage-backed securities:
Within 1 year	$42	$—	$—	$—	$42
After 1 year to 5 years	146	—	(6)	—	140
After 5 years to 10 years	11,666	—	(1,180)	—	10,486
Over 10 years	320,126	22	(37,685)	—	282,463
	331,980	22	(38,871)	—	293,131
Collateralized mortgage obligations:
After 1 year to 5 years	24	—	—	—	24
Over 10 years	1,145	—	(77)	—	1,068
	1,169	—	(77)	—	1,092
Corporate bonds:
Within 1 year	7,500	—	(14)	(1)	7,485
After 1 year to 5 years	75,500	4	(2,568)	(80)	72,856
	83,000	4	(2,582)	(81)	80,341
Total	$416,149	$26	$(41,530)	$(81)	$374,564

	At December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$514	$—	$(5)	$—	$509
After 5 years to 10 years	10,714	—	(249)	—	10,465
Over 10 years	111,796	42	(13,088)	—	98,750
	123,024	42	(13,342)	—	109,724
Total	$123,024	$42	$(13,342)	$—	$109,724
Securities Available-for-Sale
Residential mortgage-backed securities:
After 1 year to 5 years	$130	$—	$(1)	$—	$129
After 5 years to 10 years	13,829	—	(933)	—	12,896
Over 10 years	300,227	1,279	(24,951)	—	276,555
	314,186	1,279	(25,885)	—	289,580
Collateralized mortgage obligations:
After 1 year to 5 years	71	—	(1)	—	70
Over 10 years	1,371	—	(73)	—	1,298
	1,442	—	(74)	—	1,368
Corporate bonds:
Within 1 year	7,482	2	(55)	(7)	7,422
After 1 year to 5 years	75,366	129	(2,609)	(4)	72,881
	82,848	131	(2,664)	(11)	80,303
Total	$398,476	$1,410	$(28,623)	$(11)	$371,251

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

Securities with a carrying value of $440.8 million and $439.4 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure various deposit obligations and contingency funding. There were no pledged securities to secure credit derivatives and interest rate swaps at September 30, 2026 or December 31, 2025.

There were no sales of securities available-for-sale during the nine months ended September 30, 2026 or 2025.

At September 30, 2026 and December 31, 2025, there were no reportable investments in any single issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2026 and December 31, 2025, by the length of time those securities were in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2026
Securities Held-to-Maturity
Residential mortgage-backed securities	$9,556	$(527)	$87,340	$(17,242)	$96,896	$(17,769)
Total	$9,556	$(527)	$87,340	$(17,242)	$96,896	$(17,769)
Securities Available-for-Sale
Residential mortgage-backed securities	$130,159	$(6,538)	$161,042	$(32,333)	$291,201	$(38,871)
Collateralized mortgage obligations	—	—	1,092	(77)	1,092	(77)
Corporate bonds	—	—	58,242	(2,258)	58,242	(2,258)
Total	$130,159	$(6,538)	$220,376	$(34,668)	$350,535	$(41,206)
At December 31, 2025
Securities Held-to-Maturity
Residential mortgage-backed securities	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Total	$—	$—	$102,819	$(13,342)	$102,819	$(13,342)
Securities Available-for-Sale
Residential mortgage-backed securities	$15,254	$(42)	$189,259	$(25,843)	$204,513	$(25,885)
Collateralized mortgage obligations	—	—	1,368	(74)	1,368	(74)
Corporate bonds	—	—	57,409	(2,591)	57,409	(2,591)
Total	$15,254	$(42)	$248,036	$(28,508)	$263,290	$(28,550)

At September 30, 2026, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $96.9 million, which includes unrealized losses of $17.8 million. These holdings were comprised of 93 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended September 30, 2026.

At September 30, 2026, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $350.5 million, which includes unrealized losses of $41.2 million. These holdings were comprised of: (1) 136 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; (2) seven investment grade corporate bonds; and (3) two collateralized mortgage obligation bonds. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be at maturity. The Corporation concluded that the unrealized loss of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.4 million at September 30, 2026 and was included within accrued interest receivable and other assets in the condensed consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

The table below presents a roll forward by major security type for the nine months ended September 30, 2026 and September 30, 2025 of the allowance for credit losses on securities available-for-sale.

(Dollars in thousands)	Corporate Bonds
Nine months ended September 30, 2026
Securities Available-for-Sale
Beginning balance	$(11)
Additions for securities for which no previous expected credit losses were recognized	(44)
Change in securities for which a previous expected credit loss was recognized	(26)
Ending balance	$(81)
Nine months ended September 30, 2025
Securities Available-for-Sale
Beginning balance	$(839)
Additions for securities for which no previous expected credit losses were recognized	802
Change in securities for which a previous expected credit loss was recognized	19
Ending balance	$(18)

At September 30, 2026, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $14.6 million, which includes unrealized losses of $406 thousand, and an allowance for credit losses of $81 thousand. These holdings were comprised of 31 investment grade corporate bonds, all of which fluctuate in value based on changes in market conditions. For these securities, fluctuations were primarily due to changes in the interest rate environment. The Corporation does not intend to sell these securities, and it is not likely that it will be required to sell the securities before their anticipated recovery. The underlying issuers continue to make timely principal and interest payments on the securities.

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

There were no sales of equity securities during the nine months ended September 30, 2026 or 2025.

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2026	At December 31, 2025
Commercial, financial and agricultural	$1,012,290	$1,027,434
Real estate-commercial	3,707,402	3,621,536
Real estate-construction	355,346	306,793
Real estate-residential secured for business purpose	575,125	554,178
Real estate-residential secured for personal purpose	901,823	959,610
Real estate-home equity secured for personal purpose	208,666	200,394
Loans to individuals	12,239	12,793
Lease financings	241,546	232,066
Total loans and leases held for investment, net of deferred income	$7,014,437	$6,914,804
Less: Allowance for credit losses, loans and leases	(80,950)	(88,165)
Net loans and leases held for investment	$6,933,487	$6,826,639
Imputed interest on lease financings, included in the above table	$(32,674)	$(30,646)
Net deferred costs, included in the above table	6,529	6,194
Overdraft deposits included in the above table	213	153

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases held for investment, an aging of past due loans and leases, loans and leases which are current and nonaccrual loans and leases at September 30, 2026 and December 31, 2025:

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At September 30, 2026
Commercial, financial and agricultural	$929	$860	$—	$1,789	$993,575	$995,364	$16,926	$1,012,290
Real estate—commercial real estate and construction:
Commercial real estate	6,224	1,139	—	7,363	3,693,181	3,700,544	6,858	3,707,402
Construction	—	—	—	—	355,346	355,346	—	355,346
Real estate—residential and home equity:
Residential secured for business purpose	832	270	—	1,102	573,383	574,485	640	575,125
Residential secured for personal purpose	4,021	1,916	—	5,937	892,681	898,618	3,205	901,823
Home equity secured for personal purpose	1,735	125	—	1,860	204,515	206,375	2,291	208,666
Loans to individuals	219	84	—	303	11,936	12,239	—	12,239
Lease financings	1,885	1,231	849	3,965	236,326	240,291	1,255	241,546
Total	$15,845	$5,625	$849	$22,319	$6,960,943	$6,983,262	$31,175	$7,014,437

	Accruing Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases Held for Investment
At December 31, 2025
Commercial, financial and agricultural	$1,142	$749	$—	$1,891	$1,021,268	$1,023,159	$4,275	$1,027,434
Real estate—commercial real estate and construction:
Commercial real estate	3,943	4,236	—	8,179	3,611,002	3,619,181	2,355	3,621,536
Construction	380	—	—	380	305,678	306,058	735	306,793
Real estate—residential and home equity:
Residential secured for business purpose	781	1,029	—	1,810	550,651	552,461	1,717	554,178
Residential secured for personal purpose	5,500	—	—	5,500	951,892	957,392	2,218	959,610
Home equity secured for personal purpose	2,021	427	—	2,448	196,290	198,738	1,656	200,394
Loans to individuals	148	63	7	218	12,575	12,793	—	12,793
Lease financings	706	452	82	1,240	230,039	231,279	787	232,066
Total	$14,621	$6,956	$89	$21,666	$6,879,395	$6,901,061	$13,743	$6,914,804

Nonperforming Loans and Leases

The following presents, by class of loans and leases, nonperforming loans and leases held for investment at September 30, 2026 and December 31, 2025.

	At September 30, 2026			At December 31, 2025
(Dollars in thousands)	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases	Nonaccrual Loans and Leases	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Nonperforming Loans and Leases
Commercial, financial and agricultural	$16,926	$—	$16,926	$4,275	$—	$4,275
Real estate—commercial real estate and construction:
Commercial real estate	6,858	—	6,858	2,355	—	2,355
Construction	—	—	—	735	—	735
Real estate—residential and home equity:
Residential secured for business purpose	640	—	640	1,717	—	1,717
Residential secured for personal purpose	3,205	—	3,205	2,218	—	2,218
Home equity secured for personal purpose	2,291	—	2,291	1,656	—	1,656
Loans to individuals	—	—	—	—	7	7
Lease financings	1,255	849	2,104	787	82	869
Total	$31,175	$849	$32,024	$13,743	$89	$13,832

During the second quarter of 2026, a commercial loan relationship totaling $28.6 million was placed on nonaccrual status with a specific reserve of $9.8 million. During the third quarter of 2026, this relationship totaled $28.3 million and incurred charge-offs of $14.4 million. The remaining carrying value was supported by a letter of intent to sell the business.

The following table presents the amortized cost basis of loans and leases held for investment on nonaccrual status and loans and leases held for investment 90 days or more past due and still accruing as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	Nonaccrual With No Allowance for Credit Losses	Nonaccrual With Allowance for Credit Losses	Total Nonaccrual	Loans and Leases 90 Days or more Past Due and Accruing Interest
At September 30, 2026
Commercial, financial and agricultural	$14,049	$2,877	$16,926	$—
Real estate-commercial	6,498	360	6,858	—
Real estate-residential secured for business purpose	589	51	640	—
Real estate-residential secured for personal purpose	3,205	—	3,205	—
Real estate-home equity secured for personal purpose	2,212	79	2,291	—
Lease financings	697	558	1,255	849
Total	$27,250	$3,925	$31,175	$849
At December 31, 2025
Commercial, financial and agricultural	$154	$4,121	$4,275	$—
Real estate-commercial	1,995	360	2,355	—
Real estate-construction	735	—	735	—
Real estate-residential secured for business purpose	1,666	51	1,717	—
Real estate-residential secured for personal purpose	2,218	—	2,218	—
Real estate-home equity secured for personal purpose	1,570	86	1,656	—
Loans to individuals	—	—	—	7
Lease financings	—	787	787	82
Total	$8,338	$5,405	$13,743	$89

For the nine months ended September 30, 2026, $71 thousand of interest income was recognized on nonaccrual loans and leases.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At September 30, 2026
Commercial, financial and agricultural	$2,583	$14,343	$—	$16,926
Real estate-commercial	6,858	—	—	6,858
Real estate-residential secured for business purpose	589	51	—	640
Real estate-residential secured for personal purpose	3,205	—	—	3,205
Real estate-home equity secured for personal purpose	2,291	—	—	2,291
Lease financings	—	1,255	—	1,255
Total	$15,526	$15,649	$—	$31,175

(Dollars in thousands)	Real Estate	Other (1)	None (2)	Total
At December 31, 2025
Commercial, financial and agricultural	$1,907	$1,937	$431	$4,275
Real estate-commercial	2,355	—	—	2,355
Real estate-construction	735	—	—	735
Real estate-residential secured for business purpose	1,666	51	—	1,717
Real estate-residential secured for personal purpose	2,218	—	—	2,218
Real estate-home equity secured for personal purpose	1,656	—	—	1,656
Lease financings	—	787	—	787
Total	$10,537	$2,775	$431	$13,743
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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for commercial, financial and agricultural loans, real estate-commercial loans, real estate-construction loans and real estate-residential secured for business purpose loans by credit quality indicator at September 30, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At September 30, 2026
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$119,931	$142,720	$72,681	$32,315	$25,770	$93,182	$466,904	$254	$953,757
2. Special Mention	—	—	—	—	250	—	661	—	911
3. Substandard	2,451	355	4,835	1,969	3,933	5,065	39,014	—	57,622
Total	$122,382	$143,075	$77,516	$34,284	$29,953	$98,247	$506,579	$254	$1,012,290
Current period gross charge-offs	$20	$71	$—	$4,398	$12,734	$22	$2,369	$—	$19,614

Real Estate-Commercial
Risk Rating
1. Pass	$573,218	$632,280	$348,583	$343,988	$812,406	$857,740	$80,160	$—	$3,648,375
2. Special Mention	—	—	6,304	9,497	1,113	17,970	75	—	34,959
3. Substandard	—	676	2,636	1,288	4,900	14,568	—	—	24,068
Total	$573,218	$632,956	$357,523	$354,773	$818,419	$890,278	$80,235	$—	$3,707,402
Current period gross charge-offs	$—	$—	$—	$—	$195	$—	$—	$—	$195

Real Estate-Construction
Risk Rating
1. Pass	$104,859	$173,510	$19,978	$23,140	$6,465	$2,785	$22,028	$—	$352,765
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	2,011	—	—	570	—	—	2,581
Total	$104,859	$173,510	$21,989	$23,140	$6,465	$3,355	$22,028	$—	$355,346

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$101,233	$103,257	$65,054	$68,276	$106,548	$84,787	$35,854	$—	$565,009
2. Special Mention	—	—	139	618	—	—	—	—	757
3. Substandard	—	412	7,233	1,222	77	280	135	—	9,359
Total	$101,233	$103,669	$72,426	$70,116	$106,625	$85,067	$35,989	$—	$575,125
Current period gross charge-offs	$—	$—	$—	$457	$—	$—	$—	$—	$457

Totals By Risk Rating
1. Pass	$899,241	$1,051,767	$506,296	$467,719	$951,189	$1,038,494	$604,946	$254	$5,519,906
2. Special Mention	—	—	6,443	10,115	1,363	17,970	736	—	36,627
3. Substandard	2,451	1,443	16,715	4,479	8,910	20,483	39,149	—	93,630
Total	$901,692	$1,053,210	$529,454	$482,313	$961,462	$1,076,947	$644,831	$254	$5,650,163
Total current period gross charge-offs	$20	$71	$—	$4,855	$12,929	$22	$2,369	$—	$20,266

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
At December 31, 2025
Commercial, Financial and Agricultural
Risk Rating
1. Pass	$190,229	$100,720	$38,778	$37,042	$68,428	$48,061	$449,957	$982	$934,197
2. Special Mention	700	812	2,452	1,406	—	643	12,391	—	18,404
3. Substandard	485	4,286	6,849	20,078	5,512	154	37,469	—	74,833
Total	$191,414	$105,818	$48,079	$58,526	$73,940	$48,858	$499,817	$982	$1,027,434

Real Estate-Commercial
Risk Rating
1. Pass	$705,601	$395,166	$389,163	$859,503	$507,262	$631,928	$100,794	$—	$3,589,417
2. Special Mention	2,432	2,914	807	—	1,735	—	—	—	7,888
3. Substandard	429	1,010	187	5,435	246	16,924	—	—	24,231
Total	$708,462	$399,090	$390,157	$864,938	$509,243	$648,852	$100,794	$—	$3,621,536

Real Estate-Construction
Risk Rating
1. Pass	$166,806	$42,023	$43,121	$28,330	$1,718	$2,434	$13,477	$—	$297,909
2. Special Mention	—	—	—	—	—	—	—	—	—
3. Substandard	—	—	3,641	2,545	—	639	2,059	—	8,884
Total	$166,806	$42,023	$46,762	$30,875	$1,718	$3,073	$15,536	$—	$306,793

Real Estate-Residential Secured for Business Purpose
Risk Rating
1. Pass	$114,828	$80,784	$81,481	$117,108	$94,503	$29,906	$33,062	$—	$551,672
2. Special Mention	—	—	—	507	—	—	50	—	557
3. Substandard	—	149	232	—	360	1,083	125	—	1,949
Total	$114,828	$80,933	$81,713	$117,615	$94,863	$30,989	$33,237	$—	$554,178

Totals By Risk Rating
1. Pass	$1,177,464	$618,693	$552,543	$1,041,983	$671,911	$712,329	$597,290	$982	$5,373,195
2. Special Mention	3,132	3,726	3,259	1,913	1,735	643	12,441	—	26,849
3. Substandard	914	5,445	10,909	28,058	6,118	18,800	39,653	—	109,897
Total	$1,181,510	$627,864	$566,711	$1,071,954	$679,764	$731,772	$649,384	$982	$5,509,941

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2026 or December 31, 2025.

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

Based on the most recent analysis performed, the following table presents the recorded investment in loans and leases held for investment for real estate-residential secured for personal purpose loans, real estate-home equity secured for personal purpose loans, loans to individuals and lease financings by credit quality indicator at September 30, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
At September 30, 2026
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$37,976	$31,332	$20,597	$151,805	$318,289	$338,616	$3	$898,618
2. Nonperforming	—	488	—	—	2,393	324	—	3,205
Total	$37,976	$31,820	$20,597	$151,805	$320,682	$338,940	$3	$901,823

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$348	$284	$190	$167	$1,485	$1,157	$202,744	$206,375
2. Nonperforming	—	—	—	66	—	—	2,225	2,291
Total	$348	$284	$190	$233	$1,485	$1,157	$204,969	$208,666

Loans to Individuals
Payment Performance
1. Performing	$1,614	$958	$753	$222	$76	$451	$8,165	$12,239
2. Nonperforming	—	—	—	—	—	—	—	—
Total	$1,614	$958	$753	$222	$76	$451	$8,165	$12,239
Current period gross charge-offs	$106	$84	$45	$41	$4	$—	$297	$577

Lease Financings
Payment Performance
1. Performing	$77,736	$63,621	$46,792	$35,325	$12,868	$3,100	$—	$239,442
2. Nonperforming	591	372	—	832	291	18	—	2,104
Total	$78,327	$63,993	$46,792	$36,157	$13,159	$3,118	$—	$241,546
Current period gross charge-offs	$26	$421	$179	$182	$91	$22	$—	$921

Totals by Payment Performance
1. Performing	$117,674	$96,195	$68,332	$187,519	$332,718	$343,324	$210,912	$1,356,674
2. Nonperforming	591	860	—	898	2,684	342	2,225	7,600
Total	$118,265	$97,055	$68,332	$188,417	$335,402	$343,666	$213,137	$1,364,274
Total current period gross charge-offs	$132	$505	$224	$223	$95	$22	$299	$1,500

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
At December 31, 2025
Real Estate-Residential Secured for Personal Purpose
Payment Performance
1. Performing	$34,439	$29,536	$190,287	$333,364	$183,622	$186,144	$—	$957,392
2. Nonperforming	—	—	—	1,824	—	394	—	2,218
Total	$34,439	$29,536	$190,287	$335,188	$183,622	$186,538	$—	$959,610

Real Estate-Home Equity Secured for Personal Purpose
Payment Performance
1. Performing	$468	$232	$257	$1,654	$311	$1,162	$194,654	$198,738
2. Nonperforming	—	—	—	—	—	—	1,656	1,656
Total	$468	$232	$257	$1,654	$311	$1,162	$196,310	$200,394

Loans to Individuals
Payment Performance
1. Performing	$1,696	$1,268	$464	$181	$26	$486	$8,665	$12,786
2. Nonperforming	—	—	—	—	—	7	—	7
Total	$1,696	$1,268	$464	$181	$26	$493	$8,665	$12,793

Lease Financings
Payment Performance
1. Performing	$77,223	$63,335	$54,777	$25,549	$8,253	$2,060	$—	$231,197
2. Nonperforming	293	67	236	233	26	14	—	869
Total	$77,516	$63,402	$55,013	$25,782	$8,279	$2,074	$—	$232,066

Totals by Payment Performance
1. Performing	$113,826	$94,371	$245,785	$360,748	$192,212	$189,852	$203,319	$1,400,113
2. Nonperforming	293	67	236	2,057	26	415	1,656	4,750
Total	$114,119	$94,438	$246,021	$362,805	$192,238	$190,267	$204,975	$1,404,863

The Corporation had no revolving loans which were converted to term loans included within recorded investment in loans and leases held for investment at September 30, 2026 or December 31, 2025.

Allowance for Credit Losses on Loans and Leases and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the allowance for credit losses, loans and leases, for the three and nine months ended September 30, 2026 and 2025. There were no changes to the reasonable and supportable forecast period and the reversion period, or any other significant methodology changes during the nine months ended September 30, 2026.

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Three Months Ended September 30, 2026
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$22,415	$7,248	$(17,348)	$354	$12,669
Real estate-commercial	45,438	316	—	4	45,758
Real estate-construction	5,265	333	—	—	5,598
Real estate-residential secured for business purpose	7,085	7	—	1	7,093
Real estate-residential secured for personal purpose	5,943	(39)	—	—	5,904
Real estate-home equity secured for personal purpose	1,318	43	(2)	—	1,359
Loans to individuals	431	112	(147)	20	416
Lease financings	2,072	528	(480)	33	2,153
Total	$89,967	$8,548	$(17,977)	$412	$80,950
Three Months Ended September 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,979	$(331)	$(625)	$525	$16,548
Real estate-commercial	46,338	(506)	—	24	45,856
Real estate-construction	5,253	133	—	—	5,386
Real estate-residential secured for business purpose	7,468	104	—	—	7,572
Real estate-residential secured for personal purpose	6,451	21	(42)	—	6,430
Real estate-home equity secured for personal purpose	1,609	6	—	1	1,616
Loans to individuals	344	217	(231)	18	348
Lease financings	2,547	374	(152)	2	2,771
Total	$86,989	$18	$(1,050)	$570	$86,527

(Dollars in thousands)	Beginning balance	Provision (reversal of provision) for credit losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended September 30, 2026
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,983	$14,678	$(19,614)	$622	$12,669
Real estate-commercial	47,166	(1,224)	(195)	11	45,758
Real estate-construction	5,475	123	—	—	5,598
Real estate-residential secured for business purpose	7,600	(51)	(457)	1	7,093
Real estate-residential secured for personal purpose	6,341	(437)	—	—	5,904
Real estate-home equity secured for personal purpose	1,638	(277)	(2)	—	1,359
Loans to individuals	348	537	(577)	108	416
Lease financings	2,614	196	(921)	264	2,153
Total	$88,165	$13,545	$(21,766)	$1,006	$80,950
Nine Months Ended September 30, 2025
Allowance for credit losses, loans and leases:
Commercial, financial and agricultural	$16,079	$9,321	$(10,019)	$1,167	$16,548
Real estate-commercial	46,867	(1,022)	(20)	31	45,856
Real estate-construction	4,924	462	—	—	5,386
Real estate-residential secured for business purpose	7,491	81	—	—	7,572
Real estate-residential secured for personal purpose	7,222	(757)	(42)	7	6,430
Real estate-home equity secured for personal purpose	1,706	(91)	—	1	1,616
Loans to individuals	342	550	(584)	40	348
Lease financings	2,460	865	(574)	20	2,771
Total	$87,091	$9,409	$(11,239)	$1,266	$86,527

The following presents, by portfolio segment, the balance in the allowance for credit losses on loans and leases disaggregated on the basis of whether the loan or lease was measured for credit loss as a pooled loan or lease or if it was individually analyzed for a reserve at September 30, 2026 and 2025:

	Allowance for credit losses, loans and leases			Loans and leases held for investment
(Dollars in thousands)	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance	Ending balance: individually analyzed	Ending balance: pooled	Total ending balance
At September 30, 2026
Commercial, financial and agricultural	$1,037	$11,632	$12,669	$16,926	$995,364	$1,012,290
Real estate-commercial	154	45,604	45,758	6,858	3,700,544	3,707,402
Real estate-construction	—	5,598	5,598	—	355,346	355,346
Real estate-residential secured for business purpose	51	7,042	7,093	640	574,485	575,125
Real estate-residential secured for personal purpose	—	5,904	5,904	3,205	898,618	901,823
Real estate-home equity secured for personal purpose	5	1,354	1,359	2,291	206,375	208,666
Loans to individuals	—	416	416	—	12,239	12,239
Lease financings	100	2,053	2,153	797	240,749	241,546
Total	$1,347	$79,603	$80,950	$30,717	$6,983,720	$7,014,437
At September 30, 2025
Commercial, financial and agricultural	$2,389	$14,159	$16,548	$5,635	$990,977	$996,612
Real estate-commercial	154	45,702	45,856	15,911	3,501,892	3,517,803
Real estate-construction	—	5,386	5,386	—	309,365	309,365
Real estate-residential secured for business purpose	197	7,375	7,572	2,736	542,455	545,191
Real estate-residential secured for personal purpose	—	6,430	6,430	656	973,739	974,395
Real estate-home equity secured for personal purpose	—	1,616	1,616	1,705	195,798	197,503
Loans to individuals	—	348	348	—	13,447	13,447
Lease financings	368	2,403	2,771	368	230,798	231,166
Total	$3,108	$83,419	$86,527	$27,011	$6,758,471	$6,785,482

Modified Loans to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Term Extension
	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	$5,211	0.51%	$4	2	$1,380	0.14%	$12
Real estate—construction	—	—	—	—	2	5,171	1.67	11
Total	5	$5,211		$4	4	$6,551		$23
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	—	$—	—%	$—	1	$1,485	0.15%	$—
Real estate—commercial	—	$—	—	—	2	12,368	0.35	—
Total	—	$—		$—	3	$13,853		$—

	Other-Than-Insignificant Payment Delay
	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$1,198	0.03%	—	—	—	—	—
Total	1	$1,198		$—	—	$—		$—
*Amortized cost excludes $18 thousand and $54 thousand of accrued interest receivable on modified loans for the three months ended September 30, 2026 and September 30, 2025, respectively.

	Term Extension
	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	$8,292	0.82%	$6	6	$11,291	1.13%	$39
Real estate—construction	—	—	—	—	2	5,171	1.67	11
Total	3	$8,292		$6	8	$16,462		$50
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	$9,033	0.89%	$—	1	$1,485	0.2%	$—
Real estate—commercial	1	424	0.01	—	2	12,368	0.35	—
Total	2	$9,457		$—	3	$13,853		$—

	Other-Than-Insignificant Payment Delay
	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	$2,412	0.24%	$—	—	$—	—%	$—
Real estate—commercial	1	1,198	0.03%	—	—	—	—	—
Total	4	$3,610		$—	—	$—		$—

	Term Extension and Other-Than-Insignificant Payment Delay
	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(Dollars in thousands)	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis*	% of Total Class of Financing Receivable	Related Reserve
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	$5,211	0.51%	$4	—	—	—%	—
Total	5	$5,211		$4	—	$—		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—		$—	—	$—		$—
*Amortized cost excludes $60 thousand and $971 thousand of accrued interest receivable on modified loans for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The tables above include four nonaccrual loans to a single commercial borrower relationship totaling $13.9 million as of September 30, 2026. One loan with an amortized cost basis of $9.0 million is included in the term extension category, and three loans with an aggregate amortized cost basis of $2.4 million are included in the other-than-insignificant payment delay category. The commercial loan relationship was placed on nonaccrual status during the second quarter of 2026 with an amortized cost of $28.6 million and a specific reserve of $9.8 million. During the third quarter of 2026, this relationship totaled $28.3 million and incurred charge-offs of $14.4 million. The remaining carrying value was supported by a letter of intent to sell the business.

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Term Extension		Other-Than-Insignificant Payment Delay		Term Extension and Other-Than-Significant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect	No. of Loans	Financial Effect	No. of Loans	Financial Effect
Three Months Ended September 30, 2026
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	5	Added a weighted-average 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		—
Total	5		—		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	—		1	Provided 17-month payment deferrals to assist the borrower.	—

Total	—		1		—
Three Months Ended September 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	2	Added a weighted-average 12 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		—
Real estate—construction	2	Added a weighted-average 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		—
Total	4		—		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 5 months to the life of the loan, which reduced monthly payment amounts for the borrower.	—		—
Real estate—commercial	2	Added a weighted-average 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		—
Total	3		—		—
Nine Months Ended September 30, 2026
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	3	Added a weighted-average 9 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		5	Provided 4-month payment deferrals to assist borrower and then added a weighted-average 4 months to the life of the loans, which reduced monthly payment amounts for the borrower.
Total	3		—		5
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 6 months to the life of the loan, which reduced monthly payment amounts for the borrower.	3	Provided 6-month payment deferrals to assist the borrower.	—
Real estate—commercial	1	Added 4 months to the life of the loan, which reduced monthly payment amounts for the borrower.	1	Provided 17-month payment deferrals to assist the borrower.	—
Total	2		4		—
Nine Months Ended September 30, 2025
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	6	Added a weighted-average 10 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		—
Real estate—construction	2	Added a weighted-average 9 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		—
Total	8		—		—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	1	Added 5 months to the life of the loan, which reduced monthly payment amounts for the borrower.	—		—
Real estate—commercial	2	Added a weighted-average 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	—		—
Total	3		—		—

The following presents, by class of loans, the amortized cost of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2026 and 2025 and were modified in the 12 months prior to that default.

	Three Months Ended September 30,
	2026		2025
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$424	1	$10,644
Total	1	$424	1	$10,644

	Nine Months Ended September 30,
	2026		2025
	Term Extension		Term Extension
(Dollars in thousands)	Number of Loans	Amortized Cost Basis	Number of Loans	Amortized Cost Basis
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Total	—	$—	—	$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Real estate—commercial	1	$424	1	$10,644
Total	1	$424	1	$10,644

The following presents, by class of loan, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of September 30, 2026 and 2025.

	At September 30, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$13,761	$—	$—	$13,761
Total	$13,761	$—	$—	$13,761
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$11,445	$—	$—	$11,445
Real estate—commercial	1,198	—	424	1,622
Total	$12,643	$—	$424	$13,067

	At September 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$11,291	$—	$—	$11,291
Real estate—construction	5,171	—	—	5,171
Total	$16,462	$—	$—	$16,462
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial, financial and agricultural	$1,485	$—	$—	$1,485
Real estate—commercial	1,724	10,644	—	12,368
Total	$3,209	$10,644	$—	$13,853

As of September 30, 2026 and September 30, 2025, the Bank had $1.3 million and $968 thousand, respectively, in commitments to extend credit to borrowers experiencing financial difficulty whose terms had been modified.

The following presents the dollar amount of consumer mortgages collateralized by residential real estate property that were in the process of foreclosure at September 30, 2026 or December 31, 2025.

(Dollars in thousands)	At September 30, 2026	At December 31, 2025
Real estate-residential secured for personal purpose	$—	$3,641
Real estate-home equity secured for personal purpose	396	328
Total	$396	$3,969

The following presents foreclosed residential real estate property included in other real estate owned at September 30, 2026 or December 31, 2025.

(Dollars in thousands)	At September 30, 2026	At December 31, 2025
Foreclosed residential real estate	$4,191	$3,981

Lease Financings

The following presents the schedule of minimum lease payments receivable:

(Dollars in thousands)	At September 30, 2026	At December 31, 2025
2026 (excluding the nine months ended September 30, 2026)	$23,925	$94,185
2027	92,946	73,655
2028	67,679	49,277
2029	45,849	28,148
2030	27,580	11,337
Thereafter	11,547	1,729
Total future minimum lease payments receivable	269,526	258,331
Plus: Unguaranteed residual	1,476	1,446
Plus: Initial direct costs	3,218	2,935
Less: Imputed interest	(32,674)	(30,646)
Lease financings	$241,546	$232,066

Note 5. Goodwill and Other Intangible Assets

The Corporation has goodwill from acquisitions which is deemed to be an indefinite intangible asset and is not amortized. Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2026 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2025	$138,476	$15,434	$21,600	$175,510
Addition to goodwill from acquisitions	—	—	—	—
Balance at September 30, 2026	$138,476	$15,434	$21,600	$175,510

The Corporation also has customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows.

The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2026			At December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$5,268	$5,268	$—	$5,268	$5,220	$48
Customer related intangibles	2,476	1,880	596	2,476	1,674	802
Servicing rights	13,988	6,693	7,295	12,985	6,507	6,478
Total amortized intangible assets	$21,732	$13,841	$7,891	$20,729	$13,401	$7,328
(1) Included within accumulated amortization is a valuation allowance of $31 thousand and $307 thousand on servicing rights at September 30, 2026 and December 31, 2025, respectively.

The estimated aggregate amortization expense for customer-related intangibles for the remainder of 2026 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$64
2027		216
2028		161
2029		105
2030		50
Total		$596
The aggregate fair value of servicing rights was $15.4 million and $10.3 million at September 30, 2026 and December 31, 2025, respectively. The fair value of these rights was determined using a discount rate of 11.1% and 11.3% at September 30, 2026 and December 31, 2025, respectively.

Changes in the servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning of period	$7,185	$6,909	$6,478	$6,990
Servicing rights capitalized	552	416	1,898	1,163
Amortization of servicing rights	(432)	(432)	(1,357)	(1,246)
Changes in valuation allowance	(10)	(308)	276	(322)
End of period	$7,295	$6,585	$7,295	$6,585
Loans serviced for others	$1,125,411	$1,068,800	$1,125,411	$1,068,800
Activity in the valuation allowance for servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Valuation allowance, beginning of period	$(21)	$(21)	$(307)	$(7)
Additions	(10)	(308)	—	(322)
Reductions	—	—	276	—
Valuation allowance, end of period	$(31)	$(329)	$(31)	$(329)

The estimated amortization expense of servicing rights for the remainder of 2026 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$974
2027		860
2028		758
2029		667
2030		586
Thereafter		3,450
Total		$7,295

Note 6. Deposits

Deposits and their respective weighted average interest rate at September 30, 2026 and December 31, 2025 consisted of the following:

	At September 30, 2026		At December 31, 2025
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	—%	$1,405,877	—%	$1,431,974
Demand deposits	3.08	3,825,355	2.90	3,478,924
Savings deposits	0.56	705,173	0.70	762,130
Time deposits	3.75	1,418,115	3.83	1,414,285
Total	2.38%	$7,354,520	2.27%	$7,087,313

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, which is currently $250 thousand per account owner. The aggregate amount of time deposits in denominations over $250 thousand was $365.1 million at September 30, 2026 and $281.9 million at December 31, 2025.

At September 30, 2026, the scheduled maturities of time deposits were as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2026		$340,892
2027		590,341
2028		404,488
2029		79,324
2030		1,276
Thereafter		1,794
Total		$1,418,115

Note 7. Borrowings

The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less.

	At September 30, 2026		At December 31, 2025
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
Customer repurchase agreements	$186	0.05%	$24,411	0.05%

Long-term debt:
FHLB advances	$125,000	4.00%	$200,000	4.20%
Subordinated notes	99,084	6.99	98,867	6.98

The Corporation, through the Bank, has a credit facility with the Federal Home Loan Bank (the FHLB) that had a maximum borrowing capacity of approximately $3.3 billion and $3.4 billion at September 30, 2026 and December 31, 2025, respectively. All borrowings and letters of credit from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets. The Bank had outstanding short-term letters of credit with the FHLB totaling $1.6 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively, which were utilized to collateralize public funds deposits and other secured deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank. The available borrowing capacity from the FHLB totaled $1.6 billion and $1.9 billion at September 30, 2026 and December 31, 2025, respectively.

The Corporation, through the Bank, holds investment securities at the Federal Reserve Bank of Philadelphia (the FRB) to provide access to the Discount Window Lending program. The Bank participates in the FRB Borrower in Custody program, which provides additional committed borrowing capacity for the Bank through the Discount Lending Window program based upon select loans pledged to the FRB. The total borrowing capacity based upon the qualifying pledged commercial loans and investment securities held was $412.9 million and $380.2 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the Corporation had no outstanding borrowings under the Discount Window Lending program.

The Corporation has a $10.0 million committed line of credit with a correspondent bank. At September 30, 2026 and December 31, 2025, the Corporation had no outstanding borrowings under this line.

The Corporation and the Bank had $3.7 billion and $3.8 billion of committed borrowing capacity at September 30, 2026 and December 31, 2025, respectively, of which $2.0 billion and $2.3 billion was available as of September 30, 2026 and December 31, 2025, respectively. The Corporation, through the Bank, also maintained uncommitted funding sources from correspondent banks of $422.0 million and $457.0 million at September 30, 2026 and December 31, 2025, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of September 30, 2026	Weighted Average Rate
Remainder of 2026	$—	—%
2027	25,000	3.99
2028	40,000	4.33
2029	50,000	3.74
2030	10,000	3.94
Total	$125,000	4.00%

Note 8. Retirement Plans and Other Postretirement Benefits

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Three Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)	Retirement Plans		Other Postretirement Benefits
Service cost	$148	$137	$9	$10
Interest cost	606	604	28	27
Expected return on plan assets	(997)	(895)	—	—
Amortization of net actuarial loss (gain)	17	64	(22)	(27)
Net periodic (income) benefit cost	$(226)	$(90)	$15	$10

	Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)	Retirement Plans		Other Postretirement Benefits
Service cost	$442	$411	$29	$32
Interest cost	1,816	1,812	83	81
Expected return on plan assets	(2,987)	(2,685)	—	—
Amortization of net actuarial loss (gain)	52	188	(67)	(76)
Net periodic (income) benefit cost	$(677)	$(274)	$45	$37

The components of net periodic benefit cost, other than the service cost component, are included in other noninterest expense in the condensed consolidated statements of income.

The Corporation expects to make contributions of $155 thousand to the Retirement Plans and $120 thousand to Other Postretirement Benefit Plans in 2026. During the nine months ended September 30, 2026, the Corporation contributed $117 thousand to its Retirement Benefit Plans and $86 thousand to its Other Postretirement Benefit Plans. During the nine months ended September 30, 2026, $2.2 million was paid to participants from the Retirement Plans and $86 thousand was paid to participants from the Other Postretirement Benefit Plans.

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

The following is a summary of the Corporation's stock option activity and related information for the nine months ended September 30, 2026, including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2026
Outstanding at December 31, 2025	74,268	$28.20
Forfeited	(3,000)	28.33
Exercised	(62,255)	28.16
Outstanding at September 30, 2026	9,013	$28.42	1.2	$113
Exercisable at September 30, 2026	9,013	$28.42	1.2	$113

The Corporation did not grant any stock options during the nine months ended September 30, 2026 or September 30, 2025.

The following is a summary of nonvested restricted stock units at September 30, 2026, including changes during the nine months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Units	Weighted Average Grant Date Fair Value
Nonvested stock units at December 31, 2025	521,838	$24.03
Granted	184,909	32.75
Canceled by performance factor	(18,382)	24.88
Vested	(177,268)	23.95
Forfeited	(13,563)	26.57
Nonvested stock units at September 30, 2026	497,534	$27.20

Certain information regarding restricted stock units is summarized below for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025
Restricted stock units granted	184,909	196,666
Weighted average grant date fair value	$32.75	$28.44
Intrinsic value of units granted	$6,046	$5,592
Restricted stock units vested	177,268	165,698
Weighted average grant date fair value	$23.95	$25.33
Intrinsic value of units vested	$5,816	$4,714

The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested restricted stock units at September 30, 2026 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock units	$7,876	1.9

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Stock-based compensation expense:
Restricted stock units	$3,934	$3,402
Employee stock purchase plan	71	67
Total	$4,005	$3,469
Total tax benefits recognized from share-based compensation	$1,395	$915

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Losses on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(21,499)	$(614)	$(3,354)	$(25,467)
Other comprehensive loss	(11,290)	—	(12)	(11,302)
Reclassification adjustment recorded in earnings (1)	—	614	—	614
Balance, September 30, 2026	$(32,789)	$—	$(3,366)	$(36,155)

Balance, December 31, 2024	$(35,117)	$(2,422)	$(6,453)	$(43,992)
Other comprehensive income	10,916	—	88	11,004
Reclassification adjustment recorded in earnings (1)	—	1,352	—	1,352
Balance, September 30, 2025	$(24,201)	$(1,070)	$(6,365)	$(31,636)
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income in the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.

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

Credit Derivatives

The Corporation has agreements with third-party financial institutions whereby the third-party financial institution enters into interest rate derivative contracts with loan customers referred to them by the Corporation. By the terms of the agreements, the third-party financial institution has recourse to the Corporation for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are customary arrangements that allow the Corporation to provide access to interest rate swap transactions for customers without issuing the swap.

At September 30, 2026, the Corporation had exposure to 134 variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a notional amount of $845.1 million and remaining maturities ranging from five months to nine years. At September 30, 2026, the fair value of the Corporation's interest rate swap credit derivatives was a liability of $49 thousand. At September 30, 2026, the fair value of the swaps to the customers was a net gain of $48.8 million. At September 30, 2026, the Corporation's credit exposure related to customers totaled $49 thousand.

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

Derivatives Tables

The Corporation had no derivatives designated as hedging instruments recorded in the condensed consolidated balance sheets at September 30, 2026 or December 31, 2025.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded in the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2026
Credit derivatives	$845,130		$—	Other liabilities	$49
Interest rate locks with customers	40,040		—	Other liabilities	197
Forward loan sale commitments	51,581	Other assets	377		—
Total	$936,751		$377		$246
At December 31, 2025
Credit derivatives	$873,568		$—	Other liabilities	$140
Interest rate locks with customers	16,954	Other assets	331		—
Forward loan sale commitments	32,242		—	Other liabilities	82
Total	$922,764		$331		$222

The following table presents amounts included in the condensed consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2026	2025	2026	2025
Reclassification adjustment included in earnings (1)	Interest income	$—	$(577)	$(777)	$(1,711)
Total net loss		$—	$(577)	$(777)	$(1,711)
(1) Represents reclassification to earnings as a reduction to interest income of amounts included in accumulated other comprehensive income in the condensed consolidated balance sheet related to the interest rate swap terminated on August 2, 2024.

The following table presents amounts included in the condensed consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2026	2025	2026	2025
Credit derivatives	Other noninterest income	$60	$347	$404	$500
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	(532)	(56)	(528)	90
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	389	37	459	(26)
Total net (loss) gain		$(83)	$328	$335	$564

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at September 30, 2026 and December 31, 2025:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2026	At December 31, 2025
Interest rate swap—cash flow hedge (1)	Fair value, net of taxes	$—	$(614)
Total		$—	$(614)
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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2026.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, classified using the fair value hierarchy:

	At September 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
Residential mortgage-backed securities	$—	$293,131	$—	$293,131
Collateralized mortgage obligations	—	1,092	—	1,092
Corporate bonds	—	75,341	5,000	80,341
Total available-for-sale securities	—	369,564	5,000	374,564
Equity securities:
Money market mutual funds	2,418	—	—	2,418
Total equity securities	2,418	—	—	2,418
Loans held for sale	—	11,540	—	11,540
Forward loan sale commitments*	—	377	—	377
Total assets	$2,418	$381,481	$5,000	$388,899
Liabilities:
Credit derivatives*	$—	$—	$49	$49
Interest rate locks with customers*	—	197	—	197
Total liabilities	$—	$197	$49	$246
* Such financial instruments are recorded at fair value as further described in Note 11, "Derivative Instruments and Hedging Activities."

The $49 thousand of credit derivatives liability represented the Credit Valuation Adjustment (CVA), which is obtained from real-time financial market data, of 134 interest rate swaps with a notional amount of $845.1 million. The September 30, 2026 CVA was calculated using a 40% loss given default rate on the most recent investment grade credit curve.

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

The following table includes a roll forward of credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Balance at December 31, 2025	Additions	Increase in value	Balance at September 30, 2026
Credit derivatives	$(140)	$(313)	$404	$(49)
Net total	$(140)	$(313)	$404	$(49)

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Additions	Increase in value	Balance at September 30, 2025
Credit derivatives	$(67)	$(531)	$500	$(98)
Net total	$(67)	$(531)	$500	$(98)

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2025. There was no contingent consideration liability related to acquisitions at September 30, 2026.

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Balance at December 31, 2024	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2025
Paul I. Sheaffer Insurance Agency	$635	$635	$—	$—
Total contingent consideration liability	$635	$635	$—	$—

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or changes in the value of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025:

	At September 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$28,673	$28,673
Individually analyzed leases held for investment	—	—	697	697
Other real estate owned	—	—	19,301	19,301
Repossessed assets	—	—	50	50
Total	$—	$—	$48,721	$48,721

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Individually analyzed loans held for investment	$—	$—	$10,194	$10,194
Other real estate owned	—	—	23,926	23,926
Repossessed assets	—	—	65	65
Total	$—	$—	$34,185	$34,185

The following table presents assets and liabilities not measured at fair value on a recurring or non-recurring basis in the Corporation’s condensed consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2026 and December 31, 2025. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$625,082	$—	$—	$625,082	$625,082
Held-to-maturity securities	—	96,896	—	96,896	114,665
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	36,252
Net loans and leases held for investment	—	—	6,768,575	6,768,575	6,904,117
Servicing rights	—	—	15,360	15,360	7,295
Total assets	$625,082	$96,896	$6,783,935	$7,505,913	$7,687,411
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,936,405	$—	$—	$5,936,405	$5,936,405
Time deposits	—	1,407,593	—	1,407,593	1,418,115
Total deposits	5,936,405	1,407,593	—	7,343,998	7,354,520
Short-term borrowings	186	—	—	186	186
Long-term debt	—	122,806	—	122,806	125,000
Subordinated notes	—	99,063	—	99,063	99,084
Total liabilities	$5,936,591	$1,629,462	$—	$7,566,053	$7,578,790

	At December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$553,712	$—	$—	$553,712	$553,712
Held-to-maturity securities	—	109,724	—	109,724	123,024
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	37,808
Net loans and leases held for investment	—	—	6,824,797	6,824,797	6,816,445
Servicing rights	—	—	10,267	10,267	6,478
Total assets	$553,712	$109,724	$6,835,064	$7,498,500	$7,537,467
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$5,673,028	$—	$—	$5,673,028	$5,673,028
Time deposits	—	1,417,969	—	1,417,969	1,414,285
Total deposits	5,673,028	1,417,969	—	7,090,997	7,087,313
Short-term borrowings	24,411	—	—	24,411	24,411
Long-term debt	—	211,230	—	211,230	200,000
Subordinated notes	—	102,000	—	102,000	98,867
Total liabilities	$5,697,439	$1,731,199	$—	$7,428,638	$7,410,591

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

Individually analyzed loans and leases held for investment: For individually analyzed loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At September 30, 2026, individually analyzed loans held for investment had a carrying amount of $29.9 million with a valuation allowance of $1.2 million. At December 31, 2025, individually analyzed loans held for investment had a carrying amount of $13.0 million with a valuation allowance of $2.8 million. At September 30, 2026, individually analyzed leases had a carrying amount of $797 thousand with a valuation allowance of $100 thousand. At December 31, 2025, the Corporation had individually analyzed leases of $260 thousand with a valuation allowance of $260 thousand.

Servicing rights: The Corporation estimates the fair value of servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the servicing rights portfolio on a quarterly basis for impairment and the servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2026, servicing rights had a net carrying amount of $7.3 million, which included a valuation allowance of $31 thousand. At December 31, 2025, servicing rights had a net carrying amount of $6.8 million, which included a valuation allowance of $307 thousand.

Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2026, there were no required valuation adjustments of goodwill and other identifiable intangible assets.

Other real estate owned: Other real estate owned (OREO) represents properties that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan. The Corporation reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal or an executed agreement of sale. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets in the condensed consolidated balance sheet. At September 30, 2026 and December 31, 2025, OREO had a carrying amount of $19.3 million and $23.9 million, respectively. During the second quarter of 2026, we recorded a $5.2 million valuation adjustment on a commercial real estate property. The adjustment was recorded based on an updated appraisal which reflects the property's estimated fair value less costs to sell. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreements of sale received from third parties.

Repossessed Assets: Repossessed assets represent non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available. Write-downs and any gain or loss upon the sale of repossessed assets are recorded in other noninterest income. Repossessed assets are reported in other assets in the condensed consolidated balance sheet. At September 30, 2026 and December 31, 2025, repossessed assets had a carrying amount of $50 thousand and $65 thousand, respectively. During the nine months ended September 30, 2026, repossessed assets totaling $138 thousand were acquired, repossessed assets totaling $19 thousand were written down and repossessed assets totaling $134 thousand were sold. Repossessed assets are classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent, agreement of sale or indications of value received from third parties.

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

Note 13. Segment Reporting

At September 30, 2026, the Corporation had three reportable business segments, Banking, Wealth Management and Insurance. The parent holding company and intercompany eliminations are included in the "Other" segment. Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated as follows:

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

The following tables provide reportable segment-specific information, as well as the Other Segment, and reconciliations to the condensed consolidated financial information for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$112,770	$14	$—	$107	$112,891
Interest expense	43,384	—	—	1,746	45,130
Net interest income (expense)	69,386	14	—	(1,639)	67,761
Noninterest income	8,000	8,796	5,439	34	22,269
Total revenue	77,386	8,810	5,439	(1,605)	90,030
Provision for credit losses	8,997	—	—	—	8,997
Less: (1)
Salaries, benefits and commissions	20,513	4,653	3,913	5,166	34,245
Net occupancy	2,257	122	150	288	2,817
Equipment	854	10	19	121	1,004
Data processing	2,565	396	148	1,494	4,603
Professional fees	672	196	1	924	1,793
Marketing and advertising	315	22	2	447	786
Deposit insurance premiums	1,252	—	—	—	1,252
Intangible expense	1	—	68	—	69
Other segment items (2)	6,251	582	29	571	7,433
Intersegment expense (revenue) (3)	8,131	159	114	(8,404)	—
Income (loss) before income taxes	$25,578	$2,670	$995	$(2,212)	$27,031
Income tax expense (benefit)	5,201	551	196	(485)	5,463
Net income (loss)	$20,377	$2,119	$799	$(1,727)	$21,568
Net capital expenditures	$815	$11	$11	$264	$1,101

	Three Months Ended
	September 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$109,632	$16	$—	$—	$109,648
Interest expense	45,765	—	—	2,559	48,324
Net interest income (expense)	63,867	16	—	(2,559)	61,324
Noninterest income	8,455	7,960	5,476	32	21,923
Total revenue	72,322	7,976	5,476	(2,527)	83,247
Provision for credit losses	517	—	—	—	517
Less: (1)
Salaries, benefits and commissions	18,829	4,435	3,703	4,685	31,652
Net occupancy	2,121	123	163	268	2,675
Equipment	924	9	21	122	1,076
Data processing	2,494	376	144	1,249	4,263
Professional fees	633	245	10	988	1,876
Marketing and advertising	173	28	—	122	323
Deposit insurance premiums	1,195	—	—	—	1,195
Intangible expense	23	—	83	—	106
Other segment items (2)	5,988	515	150	850	7,503
Intersegment expense (revenue) (3)	6,929	129	124	(7,182)	—
Income (loss) before income taxes	$32,496	$2,116	$1,078	$(3,629)	$32,061
Income tax expense (benefit)	6,488	428	236	(730)	6,422
Net income (loss)	$26,008	$1,688	$842	$(2,899)	$25,639
Net capital expenditures	$395	$4	$13	$89	$501

	Nine Months Ended
	September 30, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$327,015	$41	$—	$315	$327,371
Interest expense	124,756	—	—	5,241	129,997
Net interest income (expense)	202,259	41	—	(4,926)	197,374
Noninterest income	20,436	25,687	18,224	116	64,463
Total revenue	222,695	25,728	18,224	(4,810)	261,837
Provision for credit losses	12,972	—	—	—	12,972
Less: (1)
Salaries, benefits and commissions	59,989	13,684	11,492	15,747	100,912
Net occupancy	7,069	373	490	821	8,753
Equipment	2,604	33	58	510	3,205
Data processing	7,862	1,168	447	4,233	13,710
Professional fees	1,877	604	14	3,004	5,499
Marketing and advertising	1,141	65	4	1,198	2,408
Deposit insurance premiums	3,540	—	—	—	3,540
Intangible expense	48	—	206	—	254
Restructuring charges	427	—	—	—	427
Other segment items (2)	17,603	1,718	93	1,673	21,087
Intersegment expense (revenue) (3)	24,756	494	363	(25,613)	—
Income (loss) before income taxes	$82,807	$7,589	$5,057	$(6,383)	$89,070
Income tax expense (benefit)	16,850	1,551	1,049	(1,993)	17,457
Net income (loss)	$65,957	$6,038	$4,008	$(4,390)	$71,613
Net capital expenditures	$2,143	$20	$44	$529	$2,736

	Nine Months Ended
	September 30, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$318,723	$47	$—	$—	$318,770
Interest expense	134,002	—	—	7,122	141,124
Net interest income (expense)	184,721	47	—	(7,122)	177,646
Noninterest income	24,620	23,460	17,652	107	65,839
Total revenue	209,341	23,507	17,652	(7,015)	243,485
Provision for credit losses	8,522	—	—	—	8,522
Less: (1)
Salaries, benefits and commissions	55,657	13,293	10,966	14,098	94,014
Net occupancy	6,591	373	496	807	8,267
Equipment	2,800	29	73	339	3,241
Data processing	7,651	1,103	432	3,849	13,035
Professional fees	1,809	755	39	2,667	5,270
Marketing and advertising	667	86	22	399	1,174
Deposit insurance premiums	3,420	—	—	—	3,420
Intangible expense	119	—	248	—	367
Other segment items (2)	16,894	1,589	536	2,522	21,541
Intersegment expense (revenue) (3)	20,014	388	358	(20,760)	—
Income (loss) before income taxes	$85,197	$5,891	$4,482	$(10,936)	$84,634
Income tax expense (benefit)	16,932	1,192	993	(2,495)	16,622
Net income (loss)	$68,265	$4,699	$3,489	$(8,441)	$68,012
Net capital expenditures	$2,745	$13	$43	$687	$3,488

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
(3) Includes an allocation of general and administrative expenses from both the parent holding company and the Bank.

The following tables show significant components of segment net assets as of September 30, 2026 and December 31, 2025.

	At September 30, 2026
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$523,939	$60,777	$40,366	$—	$625,082
Loans and leases, including loans held for sale, net of allowance for credit losses	6,945,027	—	—	—	6,945,027
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	822,865	2,402	1,849	33,671	860,787
Total segment assets	$8,430,307	$78,613	$63,815	$33,671	$8,606,406

	At December 31, 2025
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Other segment disclosures:
Cash and cash equivalents	$462,888	$55,155	$35,669	$—	$553,712
Loans and leases, including loans held for sale, net of allowance for credit losses	6,841,927	—	—	—	6,841,927
Goodwill	138,476	15,434	21,600	—	175,510
Other segment assets	828,550	2,520	2,438	32,240	865,748
Total segment assets	$8,271,841	$73,109	$59,707	$32,240	$8,436,897

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

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used or incorporated by reference in disclosure documents, the words "may," "will," "could," "should," "would," "believe," "anticipate," "plan," "estimate," "expect," "project," "target," and "goal," the negative of these terms and other similar expressions are intended to identify forward-looking statements, but are not the exclusive way to identify such statements. These forward-looking statements may include but are not limited to: statements of goals, intentions and expectations; statements regarding business plans, prospects, growth, earnings and operating strategies; statements regarding the quality, growth and composition of loan, investment and deposit portfolios; statements regarding our financial performance, financial condition and liquidity; and estimates of our risks and future credit provision and noninterest expenses. These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to certain risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change, including but not limited to those set forth below:

•Operating, legal and regulatory risks;
•Economic, political and competitive forces;
•General economic conditions, either nationally or in our market areas, which are worse than expected, including as a result of unemployment levels and labor shortages, and the effect of a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
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
•Inflation or volatility in interest rates or changes in the shape of the yield curve that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make or the sale of loans or other assets and/or lead to higher operating costs and higher costs to retain or attract deposits;
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

Executive Overview

The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net income	$21,568	$25,639	$(4,071)	(15.9)%	$71,613	$68,012	$3,601	5.3%
Net income per share:
Basic	$0.78	$0.89	$(0.11)	(12.4)	$2.58	$2.36	$0.22	9.3
Diluted	0.78	0.89	(0.11)	(12.4)	2.56	2.34	0.22	9.4
Return on average assets	1.02%	1.24%	(22 BP)	(17.7)	1.16%	1.13%	3 BP	2.7
Return on average equity	8.92%	11.02%	(210 BP)	(19.1)	10.04%	10.00%	4 BP	0.4

The financial results for the nine months ended September 30, 2026 included a pre-tax charge of $5.2 million ($4.1 million after-tax), or $0.15 diluted earnings per share, related to a valuation adjustment on an other real estate owned (OREO) property. The adjustment was recorded based on an updated appraisal which reflects the property's estimated fair value less costs to sell. The property was initially transferred to OREO during the three months ended June 30, 2022 and was listed for sale during the quarter ended June 30, 2025. The financial results for the nine months ended September 30, 2026 also included tax-free bank owned life insurance (BOLI) death benefit proceeds of $1.1 million, which represented $0.04 diluted earnings per share. In addition, the financial results for the nine months ended September 30, 2026 included a $427 thousand restructuring charge ($337 thousand after-tax), or $0.01 diluted earnings per share, related to the planned closure of two underutilized facilities: a financial center and a limited purpose banking office.

The financial results for the three and nine months ended September 30, 2025 included tax-free BOLI death benefit proceeds of $967 thousand and $2.1 million, respectively, which represented $0.03 and $0.07 diluted earnings per share for the respective periods.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned primarily on loans, leases and investment securities and interest paid on deposits, borrowings, long-term debt and subordinated notes. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents the Corporation’s average balances, tax-equivalent interest income, interest expense, tax-equivalent yields earned on average assets, cost of average liabilities, and shareholders' equity on a tax-equivalent basis for the three and nine months ended September 30, 2026 and 2025. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest-free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders' equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Three and nine months ended September 30, 2026 versus 2025

Net interest income on a tax-equivalent basis for the three months ended September 30, 2026 was $68.3 million, an increase of $6.5 million, or 10.6%, compared to $61.7 million for the three months ended September 30, 2025. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2026 was $198.9 million, an increase of $20.0 million, or 11.2%, compared to $178.9 million for the nine months ended September 30, 2025. The increase in tax-equivalent net interest income for the three and nine months ended September 30, 2026 compared to the comparable periods in the prior year was driven by higher average balances of interest-earning assets, and a reduction in our cost of funds, partially offset by higher average balances of interest-bearing liabilities.

The net interest margin, on a tax-equivalent basis, was 3.42% and 3.41% for the three and nine months ended September 30, 2026, respectively, compared to 3.17% and 3.15% for the three and nine months ended September 30, 2025, respectively. Excess liquidity reduced net interest margin by approximately 13 and ten basis points for the three and nine months ended

September 30, 2026, respectively, and approximately 16 and eight basis points for the three and nine months ended September 30, 2025, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$325,543	$3,085	3.76%	$395,944	$4,363	4.37%
Other debt and equity securities	497,334	4,308	3.44	492,197	3,923	3.16
Federal Home Loan Bank, Federal Reserve Bank and other stock	34,132	670	7.79	37,159	736	7.86
Total interest-earning deposits, investments and other interest-earning assets	857,009	8,063	3.73	925,300	9,022	3.87
Commercial, financial and agricultural loans	1,009,614	16,360	6.43	949,676	17,223	7.20
Real estate—commercial and construction loans	3,938,430	59,935	6.04	3,705,154	55,469	5.94
Real estate—residential loans	1,694,808	22,131	5.18	1,719,844	21,846	5.04
Loans to individuals	12,375	255	8.18	13,497	308	9.05
Tax-exempt loans and leases	229,597	3,347	5.78	229,253	3,033	5.25
Lease financings	180,568	3,312	7.28	173,403	3,159	7.23
Gross loans and leases	7,065,392	105,340	5.92	6,790,827	101,038	5.90
Total interest-earning assets	7,922,401	113,403	5.68	7,716,127	110,060	5.66
Cash and due from banks	64,256			60,950
Allowance for credit losses, loans and leases	(90,545)			(88,202)
Premises and equipment, net	44,389			46,980
Operating lease right-of-use assets	24,795			26,901
Other assets	429,201			428,254
Total assets	$8,394,497			$8,191,010
Liabilities:
Interest-bearing checking deposits	$1,439,318	$9,465	2.61%	$1,293,781	$8,685	2.66%
Money market savings	2,103,895	17,756	3.35	1,915,501	18,765	3.89
Regular savings	725,102	1,143	0.63	724,927	1,068	0.58
Time deposits	1,434,985	13,742	3.80	1,482,837	15,100	4.04
Total time and interest-bearing deposits	5,703,300	42,106	2.93	5,417,046	43,618	3.19
Short-term borrowings	10,539	1	0.04	10,639	1	0.04
Long-term debt	125,000	1,276	4.05	200,000	2,145	4.26
Subordinated notes	99,036	1,747	7.00	139,127	2,560	7.30
Total borrowings	234,575	3,024	5.11	349,766	4,706	5.34
Total interest-bearing liabilities	5,937,875	45,130	3.02	5,766,812	48,324	3.32
Noninterest-bearing deposits	1,419,642			1,418,997
Operating lease liabilities	27,352			29,702
Accrued expenses and other liabilities	50,058			52,045
Total liabilities	7,434,927			7,267,556
Total interest-bearing liabilities and noninterest-bearing deposits (Cost of Funds)	7,357,517		2.43	7,185,809		2.67
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	303,039			302,063
Retained earnings and other equity	498,747			463,607
Total shareholders’ equity	959,570			923,454
Total liabilities and shareholders’ equity	$8,394,497			$8,191,010
Net interest income		$68,273			$61,736
Net interest spread			2.66			2.34
Effect of net interest-free funding sources			0.76			0.83
Net interest margin			3.42%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.42%			133.80%
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $820 thousand and $687 thousand for the three months ended September 30, 2026 and 2025, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended September 30, 2026 and 2025 have been calculated using the Corporation's federal applicable rate of 21%.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$251,019	$7,013	3.74%	$216,788	$7,094	4.38%
Obligations of states and political subdivisions*	—	—	—	290	4	1.84
Other debt and equity securities	499,486	12,564	3.36	496,178	11,904	3.21
Federal Home Loan Bank, Federal Reserve Bank and other stock	34,973	1,999	7.64	37,142	2,094	7.54
Total interest-earning deposits, investments and other interest-earning assets	785,478	21,576	3.67	750,398	21,096	3.76
Commercial, financial and agricultural loans	986,595	47,984	6.50	981,956	51,929	7.07
Real estate—commercial and construction loans	3,897,778	173,320	5.95	3,700,553	162,310	5.86
Real estate—residential loans	1,705,363	65,659	5.15	1,725,423	65,160	5.05
Loans to individuals	12,427	798	8.59	16,148	1,038	8.59
Tax-exempt loans and leases	225,906	9,698	5.74	229,411	8,860	5.16
Lease financings	176,749	9,818	7.43	177,692	9,591	7.22
Gross loans and leases	7,004,818	307,277	5.86	6,831,183	298,888	5.85
Total interest-earning assets	7,790,296	328,853	5.64	7,581,581	319,984	5.64
Cash and due from banks	60,339			57,674
Allowance for credit losses, loans and leases	(89,628)			(88,052)
Premises and equipment, net	44,888			47,044
Operating lease right-of-use assets	24,948			27,200
Other assets	429,076			425,831
Total assets	$8,259,919			$8,051,278
Liabilities:
Interest-bearing checking deposits	$1,325,676	$24,790	2.50%	$1,244,497	$23,560	2.53%
Money market savings	2,049,414	51,278	3.35	1,836,983	53,745	3.91
Regular savings	746,204	3,718	0.67	709,493	2,580	0.49
Time deposits	1,412,174	40,229	3.81	1,500,137	47,467	4.23
Total time and interest-bearing deposits	5,533,468	120,015	2.90	5,291,110	127,352	3.22
Short-term borrowings	23,130	34	0.20	7,614	16	0.28
Long-term debt	152,473	4,706	4.13	205,952	6,634	4.31
Subordinated notes	98,959	5,242	7.08	145,926	7,122	6.53
Total borrowings	274,562	9,982	4.86	359,492	13,772	5.12
Total interest-bearing liabilities	5,808,030	129,997	2.99	5,650,602	141,124	3.34
Noninterest-bearing deposits	1,420,237			1,405,339
Operating lease liabilities	27,577			30,056
Accrued expenses and other liabilities	50,390			55,583
Total liabilities	7,306,234			7,141,580
Total interest-bearing liabilities and noninterest-bearing deposits (Cost of Funds)	7,228,267		2.40	7,055,941		2.67
Shareholders’ Equity:
Common stock	157,784			157,784
Additional paid-in capital	302,690			301,908
Retained earnings and other equity	493,211			450,006
Total shareholders’ equity	953,685			909,698
Total liabilities and shareholders’ equity	$8,259,919			$8,051,278
Net interest income		$198,856			$178,860
Net interest spread			2.65			2.30
Effect of net interest-free funding sources			0.76			0.85
Net interest margin			3.41%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.13%			134.17%

*Obligations of states and political subdivisions are tax-exempt earning assets.
Notes: For rate calculation purposes, average loan and lease categories include deferred fees and costs and purchase accounting adjustments.
Net interest income includes net deferred costs amortization of $2.4 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the nine months ended September 30, 2026 and 2025 have been calculated using the Corporation's federal applicable rate of 21%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2026 Versus 2025			September 30, 2026 Versus 2025
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(716)	$(562)	$(1,278)	$1,036	$(1,117)	$(81)
Obligations of states and political subdivisions	—	—	—	(4)	—	(4)
Other debt and equity securities	41	344	385	82	578	660
Federal Home Loan Bank, Federal Reserve Bank and other stock	(59)	(7)	(66)	(123)	28	(95)
Interest on deposits, investments and other earning assets	(734)	(225)	(959)	991	(511)	480
Commercial, financial and agricultural loans	1,048	(1,911)	(863)	245	(4,190)	(3,945)
Real estate—commercial and construction loans	3,524	942	4,466	8,547	2,463	11,010
Real estate—residential loans	(319)	604	285	(771)	1,270	499
Loans to individuals	(25)	(28)	(53)	(240)	—	(240)
Tax-exempt loans and leases	5	309	314	(138)	976	838
Lease financings	131	22	153	(51)	278	227
Interest and fees on loans and leases	4,364	(62)	4,302	7,592	797	8,389
Total interest income	3,630	(287)	3,343	8,583	286	8,869
Interest expense:
Interest-bearing checking deposits	948	(168)	780	1,513	(283)	1,230
Money market savings	1,744	(2,753)	(1,009)	5,772	(8,239)	(2,467)
Regular savings	—	75	75	141	997	1,138
Time deposits	(478)	(880)	(1,358)	(2,688)	(4,550)	(7,238)
Total time and interest-bearing deposits	2,214	(3,726)	(1,512)	4,738	(12,075)	(7,337)
Short-term borrowings	—	—	—	24	(6)	18
Long-term debt	(768)	(101)	(869)	(1,661)	(267)	(1,928)
Subordinated notes	(712)	(101)	(813)	(2,441)	561	(1,880)
Interest on borrowings	(1,480)	(202)	(1,682)	(4,078)	288	(3,790)
Total interest expense	734	(3,928)	(3,194)	660	(11,787)	(11,127)
Net interest income	$2,896	$3,641	$6,537	$7,923	$12,073	$19,996

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2026 and 2025 was $9.0 million and $517 thousand, respectively. The provision for credit losses for the nine months ended September 30, 2026 and 2025 was $13.0 million and $8.5 million, respectively. During the third quarter, a nonaccrual commercial loan relationship totaling $28.3 million with a specific reserve of $9.8 million incurred charge-offs of $14.4 million. The remaining carrying value was supported by a letter of intent to sell the business. In addition, a separate $6.9 million commercial loan relationship incurred a $2.7 million charge-off and was subsequently paid in full. The following table details information pertaining to the Corporation’s allowance for credit losses on loans and leases as a percentage of loans and leases held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Allowance for credit losses, loans and leases	$80,950	$89,967	$88,900	$88,165	$86,527
Loans and leases held for investment	7,014,437	7,041,957	6,940,212	6,914,804	6,785,482
Allowance for credit losses, loans and leases / loans and leases held for investment	1.15%	1.28%	1.28%	1.28%	1.28%

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Trust fee income	$2,279	$2,230	$49	2.2%	$6,798	$6,537	$261	4.0%
Service charges on deposit accounts	2,373	2,302	71	3.1	7,015	6,754	261	3.9
Investment advisory commission and fee income	6,433	5,671	762	13.4	18,630	16,744	1,886	11.3
Insurance commission and fee income	5,433	5,468	(35)	(0.6)	18,207	17,618	589	3.3
Other service fee income	2,895	2,416	479	19.8	9,255	8,270	985	11.9
Bank owned life insurance income	988	1,908	(920)	(48.2)	4,018	4,879	(861)	(17.6)
Net gain on investment securities transactions	—	—	—	—	11	—	11	N/M
Net gain on mortgage banking activities	1,164	848	316	37.3	3,301	2,476	825	33.3
Net (loss) gain on sales and write-downs of other real estate owned	—	—	—	—	(5,249)	4	(5,253)	N/M
Other income	704	1,080	(376)	(34.8)	2,477	2,557	(80)	(3.1)
Total noninterest income	$22,269	$21,923	$346	1.6%	$64,463	$65,839	$(1,376)	(2.1%)

Three and nine months ended September 30, 2026 versus 2025

Noninterest income for the three months ended September 30, 2026 was $22.3 million, an increase of $346 thousand, or 1.6%, from the three months ended September 30, 2025. Noninterest income for the nine months ended September 30, 2026 was $64.5 million, a decrease of $1.4 million, or 2.1%, from the nine months ended September 30, 2025.

Investment advisory commission and fee income increased $762 thousand, or 13.4%, for the three months ended September 30, 2026 and $1.9 million, or 11.3%, for the nine months ended September 30, 2026 from the comparable periods in the prior year, driven by appreciation in assets under management and new customer relationships.

Other service fee income increased $479 thousand, or 19.8%, for the three months ended September 30, 2026 and $985 thousand, or 11.9%, for the nine months ended September 30, 2026 from the comparable periods in the prior year, primarily due to increases of $393 thousand and $565 thousand in mortgage servicing fees in the respective periods. The three months ended September 30, 2026 included a $1 thousand reduction in valuation allowance recorded on mortgage servicing rights, compared to a $308 thousand increase in valuation allowance recorded in the third quarter of 2025. The nine months ended September 30, 2026 included a $285 thousand reduction in valuation allowance recorded on mortgage servicing rights, compared to a $308 thousand increase in valuation allowance recorded in the third quarter of 2025. The changes in the valuation allowance were driven by changes in interest rates during the periods and the impact this has on prepayment speed assumptions. Additionally, interchange fee income increased $59 thousand and $205 thousand for the three and nine months ended September 30, 2026.

BOLI decreased $920 thousand, or 48.2%, for the three months ended September 30, 2026 and $861 thousand, or 17.6%, for the nine months ended September 30, 2026 from the comparable periods in the prior year. The financial results for the three months ended September 30, 2025 included $967 thousand in BOLI death benefit proceeds. The financial results for the nine months ended September 30, 2026 included $1.1 million in BOLI death benefit proceeds compared to $2.1 million for the nine months ended September 30, 2025.

Net gain on mortgage banking activities increased $825 thousand, or 33.3%, for the nine months ended September 30, 2026 from the comparable period in the prior year, primarily due to increased salable volume and increased margins.

Insurance commission and fee income increased $589 thousand, or 3.3%, for the nine months ended September 30, 2026 from the comparable period in the prior year, primarily due to an increase of $383 thousand in commission on commercial policies. Additionally, contingent income increased $212 thousand for the nine months ended September 30, 2026, from $1.6 million for the nine months ended September 30, 2025 to $1.8 million for the nine months ended September 30, 2026. Contingent income is largely recognized in the first quarter of each year.

Net loss on the sale and write-down of OREO increased $5.3 million for the nine months ended September 30, 2026 from the comparable period in the prior year due to a valuation adjustment on an OREO property recorded during the second quarter of 2026. The adjustment was recorded based on an updated appraisal which reflects the property's estimated fair value less costs to sell.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries, benefits and commissions	$34,245	$31,652	$2,593	8.2%	$100,912	$94,014	$6,898	7.3%
Net occupancy	2,817	2,675	142	5.3	8,753	8,267	486	5.9
Equipment	1,004	1,076	(72)	(6.7)	3,205	3,241	(36)	(1.1)
Data processing	4,603	4,263	340	8.0	13,710	13,035	675	5.2
Professional fees	1,793	1,876	(83)	(4.4)	5,499	5,270	229	4.3
Marketing and advertising	786	323	463	143.3	2,408	1,174	1,234	105.1
Deposit insurance premiums	1,252	1,195	57	4.8	3,540	3,420	120	3.5
Intangible expenses	69	106	(37)	(34.9)	254	367	(113)	(30.8)
Restructuring charges	—	—	—	—	427	—	427	N/M
Other expense	7,433	7,503	(70)	(0.9)	21,087	21,541	(454)	(2.1)
Total noninterest expense	$54,002	$50,669	$3,333	6.6%	$159,795	$150,329	$9,466	6.3%
Three and nine months ended September 30, 2026 versus 2025

Noninterest expense for the three months ended September 30, 2026 was $54.0 million, an increase of $3.3 million, or 6.6%, from the three months ended September 30, 2025. Noninterest expense for the nine months ended September 30, 2026 was $159.8 million, an increase of $9.5 million, or 6.3%, from the nine months ended September 30, 2025.

Salaries, benefits and commissions increased $2.6 million, or 8.2%, for the three months ended September 30, 2026 and $6.9 million, or 7.3%, for the nine months ended September 30, 2026 from the comparable periods in the prior year. The increases were primarily driven by higher salary expense of $1.4 million and $4.0 million, respectively, due to annual merit increases and higher staffing levels, as well as increased medical claims expense of $390 thousand and $1.5 million, respectively. In addition, commission expense increased $258 thousand and $457 thousand for the three and nine months ended September 30, 2026, respectively.

Marketing and advertising expense increased $463 thousand, or 143.3%, for the three months ended September 30, 2026 and $1.2 million, or 105.1%, for the nine months ended September 30, 2026 from the comparable periods in the prior year. These increases were primarily driven by the inclusion of certain sponsorship activities that were historically reported in Other Expense and the Corporation's entry into a sponsorship agreement with a local university, enhancing community engagement and visibility.

Data processing increased $340 thousand, or 8.0%, for the three months ended September 30, 2026 and $675 thousand, or 5.2%, for the nine months ended September 30, 2026 from the comparable periods in the prior year primarily due to annual cost increases.

Restructuring charges increased $427 thousand for the nine months ended September 30, 2026 from the comparable period in the prior year related to the planned closure of two underutilized facilities: a financial center and a limited purpose banking office.

Tax Provision

The Corporation recognized a tax expense of $5.5 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, resulting in effective tax rates of 20.2% and 20.0% for the respective periods. The Corporation recognized a tax expense of $17.5 million and $16.6 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in an effective tax rate of 19.6% for both periods. The effective tax rates for the three and nine months ended September 30, 2026 and 2025 reflected the benefits of tax-exempt income from investments in municipal securities and loans and leases. Additionally, the effective tax rates for the nine months ended September 30, 2026 and 2025 were favorably impacted by proceeds of BOLI death benefits and the impact of equity compensation awards.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At September 30, 2026	At December 31, 2025	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$625,082	$553,712	$71,370	12.9%
Investment securities	491,647	496,289	(4,642)	(0.9)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	36,252	37,808	(1,556)	(4.1)
Loans held for sale	11,540	15,288	(3,748)	(24.5)
Loans and leases held for investment	7,014,437	6,914,804	99,633	1.4
Allowance for credit losses, loans and leases	(80,950)	(88,165)	7,215	(8.2)
Premises and equipment, net	44,244	45,554	(1,310)	(2.9)
Operating lease right-of-use assets	24,588	25,795	(1,207)	(4.7)
Goodwill and other intangibles, net	183,401	182,838	563	0.3
Bank owned life insurance	143,117	140,001	3,116	2.2
Accrued interest receivable and other assets	113,048	112,973	75	0.1
Total assets	$8,606,406	$8,436,897	$169,509	2.0%

Cash and Interest-Earning Deposits

Cash and interest-earning deposits increased $71.4 million, or 12.9%, from December 31, 2025, primarily due to an increase in interest-earning deposits at the Federal Reserve Bank of $74.7 million due to seasonal increases in public funds deposits.

Investment Securities

Total investment securities at September 30, 2026 decreased $4.6 million, or 0.9%, from December 31, 2025 as maturities and pay-downs of $56.6 million, sales of $7.7 million, decreases in the fair value of available-for-sale investment securities of $14.3 million, calls of $999 thousand, net amortization of purchased premiums and discounts of $635 thousand and a provision for credit losses of $70 thousand were offset by purchases of $75.7 million, which were primarily residential mortgage-backed securities.

Loans and Leases

Gross loans and leases held for investment increased $99.6 million, or 1.4%, from December 31, 2025. During the third quarter of 2026, a $35.3 million shared national credit relationship was paid-off and a $14.4 million charge-off was recorded against a $28.3 million commercial loan relationship. The increase in gross loans and leases held for investment from December 31, 2025 was primarily driven by growth in commercial construction and commercial real estate loans, after adjusting for the impact of the aforementioned payoff and charge-off. This growth was partially offset by a decrease in residential mortgage loans. For more information on the composition of the commercial loan portfolio, see "Table 4 - Loan Portfolio Overview."

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

At September 30, 2026, nonaccrual loans and leases were $31.2 million and had a related allowance for credit losses on loans and leases of $1.3 million. At December 31, 2025, nonaccrual loans and leases were $13.7 million and had a related allowance for credit losses on loans and leases of $3.0 million. During the first quarter of 2026, a $3.9 million commercial real estate loan was placed on nonaccrual status. Subsequent to its nonaccrual designation, the loan incurred a $195 thousand charge-off. During the second quarter of 2026, two nonaccrual commercial loans totaling $1.7 million were charged-off. These loans were fully reserved prior to charge-off. During the third quarter, a $28.3 million nonaccrual commercial loan relationship incurred charge-offs of $14.4 million. This relationship had a specific reserve of $9.8 million, and the remaining carrying value was supported by a letter of intent to sell the business. Individual reserves have been established based on current facts and management's judgments about the ultimate outcome of these credits, including the most recent known data available on any related underlying collateral and the borrower's cash flows. The amount of individual reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

Net loan and lease charge-offs for the three months ended September 30, 2026 were $17.6 million compared to $480 thousand for the same period in the prior year. Net loan and lease charge-offs for the nine months ended September 30, 2026 were $20.8 million compared to $10.0 million for the same period in the prior year. The three and nine months ended September 30, 2026 included a $14.4 million charge-off on a commercial loan relationship as previously discussed. Additionally, a separate $6.9 million commercial loan relationship incurred a $2.7 million charge-off and was subsequently paid in full within the quarter.

Other real estate owned (OREO) was $19.3 million at September 30, 2026, compared to $23.9 million at December 31, 2025. During the second quarter of 2026, a commercial real estate property incurred a $5.2 million valuation adjustment. The adjustment was recorded based on an updated appraisal which reflects the property's estimated fair value less costs to sell. Repossessed assets were $50 thousand and $65 thousand at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, repossessed assets totaling $138 thousand were acquired, repossessed assets totaling $19 thousand were written down and repossessed assets totaling $134 thousand were sold.

Table 3—Nonaccrual and Past Due Loans and Leases; Other Real Estate Owned; Repossessed Assets; and Related Ratios

The following table details information pertaining to the Corporation’s nonperforming assets at the dates indicated.

(Dollars in thousands)	At September 30, 2026	At December 31, 2025
Nonaccrual loans and leases held for investment	$31,175	$13,743
Accruing loans and leases, 90 days or more past due	849	89
Total nonperforming loans and leases	$32,024	$13,832
Other real estate owned	19,301	23,926
Repossessed assets	50	65
Total nonperforming assets	$51,375	$37,823

Loans and leases held for investment	$7,014,437	$6,914,804
Allowance for credit losses, loans and leases	80,950	88,165
Nonaccrual loans and leases with partial charge-offs	7,351	1,532
Reserves on individually analyzed loans	1,347	3,022

Allowance for credit losses, loans and leases / loans and leases held for investment	1.15%	1.28%
Nonaccrual loans and leases / loans and leases (held for investment)	0.44%	0.20%
Allowance for credit losses, loans and leases / nonaccrual loans and leases	259.66%	641.53%

Table 4—Loan Portfolio Overview

The following table provides summarized detail related to outstanding commercial loan balances segmented by industry description as of September 30, 2026:

(Dollars in thousands)	At September 30, 2026
Industry Description	Total Outstanding Balance	% of Commercial Loan Portfolio
Animal Production	$455,329	8.1%
CRE - Retail	423,233	7.5
CRE - Multi-family	418,772	7.4
Hotels & Motels (Accommodation)	288,748	5.1
CRE - 1-4 Family Residential Investment	265,299	4.7
CRE - Office	251,633	4.5
Specialty Trade Contractors	246,422	4.4
CRE - Industrial / Warehouse	219,729	3.9
Nursing and Residential Care Facilities	178,694	3.2
Homebuilding (tract developers, remodelers)	160,851	2.8
Crop Production	148,545	2.6
Merchant Wholesalers, Durable Goods	129,070	2.3
CRE - Mixed-Use - Commercial	124,216	2.2
Repair and Maintenance	123,773	2.2
Motor Vehicle and Parts Dealers	116,703	2.1
CRE - Mixed-Use - Residential	110,303	2.0
Administrative and Support Services	105,154	1.9
Nondepository Credit Intermediation and Related Activities (except 5221)	102,468	1.8
Wood Product Manufacturing	101,088	1.8
Food Services and Drinking Places	95,014	1.7
Merchant Wholesalers, Nondurable Goods	90,023	1.6
Education	87,618	1.6
Amusement, Gambling, and Recreation Industries	86,918	1.5
Professional, Scientific, and Technical Services	80,968	1.4
Fabricated Metal Product Manufacturing	77,431	1.4
Food Manufacturing	71,518	1.3
Religious Organizations, Advocacy Groups	64,848	1.1
Personal and Laundry Services	64,679	1.1
Machinery Manufacturing	62,697	1.1
Nonresidential Building Contractors	55,532	1.0
Industries with >$50 million in outstandings	$4,807,276	85.1%
Industries with <$50 million in outstandings	$842,887	14.9%
Total Commercial Loans	$5,650,163	100.0%

Consumer Loans and Lease Financings	Total Outstanding Balance
Real Estate-Residential Secured for Personal Purpose	$901,823
Real Estate-Home Equity Secured for Personal Purpose	208,666
Loans to Individuals	12,239
Lease Financings	241,546
Total Consumer Loans and Lease Financings	$1,364,274

Total	$7,014,437

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of core deposit and customer-related intangibles was $69 thousand and $106 thousand for the three months ended September 30, 2026 and 2025, respectively. The amortization of core deposit and customer-related intangibles was $254 thousand and $367 thousand for the nine months ended September 30, 2026 and 2025, respectively. See Note 5 to the Condensed Unaudited Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for a summary of intangible assets at September 30, 2026 and December 31, 2025.

The Corporation also has goodwill with a net carrying value of $175.5 million at September 30, 2026 and December 31, 2025, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2026 or 2025. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2026	At December 31, 2025	Change
			Amount	Percent
Deposits	$7,354,520	$7,087,313	$267,207	3.8%
Short-term borrowings	186	24,411	(24,225)	(99.2)
Long-term debt	125,000	200,000	(75,000)	(37.5)
Subordinated notes	99,084	98,867	217	0.2
Operating lease liabilities	27,106	28,531	(1,425)	(5.0)
Accrued interest payable and other liabilities	51,352	54,457	(3,105)	(5.7)
Total liabilities	$7,657,248	$7,493,579	$163,669	2.2%

Deposits

Total deposits increased $267.2 million, or 3.8%, from December 31, 2025 primarily due to seasonal increases in public funds deposits and increases in commercial deposits, partially offset by decreases in consumer and brokered deposits. At September 30, 2026, noninterest-bearing deposits totaled $1.4 billion, which represented 19.1% of total deposits compared to $1.4 billion, which represented 20.2% of total deposits at December 31, 2025. At September 30, 2026 and December 31, 2025, unprotected deposits, which exclude insured, internal, and collateralized deposit accounts, totaled $1.7 billion and $1.6 billion, respectively, which represented 23.2% and 23.2% of total deposits for the respective periods.

Borrowings

Total borrowings decreased $99.0 million, or 30.6%, from December 31, 2025, primarily due to maturities of long-term FHLB advances totaling $100.0 million, offset by a $25.0 million long-term FHLB advance, and a $24.2 million decrease in customer repurchase agreements.

Other Liabilities

Other liabilities decreased $3.1 million, or 5.7%, from December 31, 2025, primarily due to the payment of previously accrued annual incentive compensation.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2026	At December 31, 2025	Change
			Amount	Percent
Common stock	$157,784	$157,784	$—	—%
Additional paid-in capital	303,852	304,021	(169)	(0.1)
Retained earnings	643,560	591,202	52,358	8.9
Accumulated other comprehensive loss	(36,155)	(25,467)	(10,688)	42.0
Treasury stock	(119,883)	(84,222)	(35,661)	42.3
Total shareholders’ equity	$949,158	$943,318	$5,840	0.6%

Total shareholders' equity increased $5.8 million, or 0.6%, from December 31, 2025. Retained earnings at September 30, 2026 increased by $52.4 million primarily due to net income of $71.6 million offset by $18.9 million in cash dividends paid during the nine months ended September 30, 2026. Accumulated other comprehensive loss increased by $10.7 million, which was primarily attributable to decreases in the fair value of available-for-sale investment securities of $11.3 million, net of tax. Treasury stock increased $35.7 million from December 31, 2025, related to repurchases of 1,077,804 shares at a cost of $41.5 million, offset by $7.2 million of stock issued under the dividend reinvestment and employee stock purchase plans and stock-based incentive plan activity.

Discussion of Segments

The Corporation has three operating segments: Banking, Wealth Management and Insurance. Detailed segment information appears in Note 13, "Segment Reporting" included in the Notes to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

The Banking segment reported pre-tax income of $25.6 million and $32.5 million for the three months ended September 30, 2026 and 2025, respectively, and pre-tax income of $82.8 million and $85.2 million for the nine months ended September 30, 2026 and 2025, respectively. See the section of this Management's Discussion and Analysis under the headings "Results of Operations" and "Financial Condition" for a discussion of key items impacting the Banking Segment.

The Wealth Management segment reported pre-tax income of $2.7 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, which included noninterest income of $8.8 million in 2026 and $8.0 million in 2025, and pre-tax income of $7.6 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively, which included noninterest income of $25.7 million in 2026 and $23.5 million in 2025. The increase in pre-tax income and noninterest income for the three and nine months ended September 30, 2026 was driven by appreciation in assets under management compared to the previous year and new customer relationships. Assets under management and supervision were $6.2 billion as of September 30, 2026 and June 30, 2026, $5.8 billion as of September 30, 2025 and $5.4 billion as of June 30, 2025.

The Insurance segment reported pre-tax income of $995 thousand and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, which included noninterest income of $5.4 million in 2026 and $5.5 million in 2025, and pre-tax income of $5.1 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively, which included noninterest income of $18.2 million in 2026 and $17.7 million in 2025. The increase in pre-tax income and noninterest income for the nine months ended September 30, 2026 was primarily due to an increase of $383 thousand in commission on commercial policies. Additionally, contingent income increased $212 thousand for the nine months ended September 30, 2026, from $1.6 million for the nine months ended September 30, 2025 to $1.8 million for the nine months ended September 30, 2026. Contingent income is largely recognized in the first quarter of the year.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum capital amounts and ratios as set forth in the following table. To comply with the regulatory definition of well capitalized, a depository institution must maintain minimum capital amounts and ratios as set forth in the following table.

Under current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.50% of total risk-weighted assets. The Corporation's and Bank's intent is to maintain capital levels in excess of the capital conservation buffer, which requires Tier 1 Capital to Risk Weighted Assets to exceed 8.50% and Total Capital to Risk Weighted Assets to exceed 10.50%. The Corporation and the Bank were in compliance with these requirements at September 30, 2026.

Table 5—Regulatory Capital

The Corporation's and Bank's actual and required capital ratios as of September 30, 2026 and December 31, 2025 under regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2026
Total Capital (to Risk-Weighted Assets):
Corporation	$998,044	13.79%	$579,074	8.00%	$723,842	10.00%
Bank	864,494	12.00	576,111	8.00	720,138	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	814,373	11.25	434,305	6.00	579,074	8.00
Bank	779,907	10.83	432,083	6.00	576,111	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	814,373	11.25	325,729	4.50	470,497	6.50
Bank	779,907	10.83	324,062	4.50	468,090	6.50
Tier 1 Capital (to Average Assets):
Corporation	814,373	9.86	330,215	4.00	412,769	5.00
Bank	779,907	9.49	328,829	4.00	411,036	5.00
At December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$985,345	13.86%	$568,568	8.00%	$710,709	10.00%
Bank	846,416	11.97	565,684	8.00	707,106	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	426,426	6.00	568,568	8.00
Bank	757,978	10.72	424,263	6.00	565,684	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	797,595	11.22	319,819	4.50	461,961	6.50
Bank	757,978	10.72	318,197	4.50	459,619	6.50
Tier 1 Capital (to Average Assets):
Corporation	797,595	9.51	335,451	4.00	419,314	5.00
Bank	757,978	9.07	334,260	4.00	417,825	5.00
At September 30, 2026 and December 31, 2025, the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. At September 30, 2026, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category subsequent to September 30, 2026.

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

The Corporation and its subsidiaries maintain ample ability to meet the liquidity needs of its customers. Our most liquid assets, unencumbered cash and cash equivalents, were $623.5 million and $549.2 million at September 30, 2026 and December 31, 2025, respectively. Unencumbered securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.8 million and $37.3 million at September 30, 2026 and December 31, 2025, respectively. Further, the Corporation and its subsidiaries had committed borrowing capacity from the Federal Home Loan Bank, Federal Reserve Bank and a correspondent bank of $3.7 billion and $3.8 billion at September 30, 2026 and December 31, 2025, respectively, of which $2.0 billion and $2.3 billion was available as of September 30, 2026 and December 31, 2025, respectively. The Corporation and its subsidiaries also maintained uncommitted funding sources from correspondent banks of $422.0 million and $457.0 million at September 30, 2026 and December 31, 2025, respectively. Future availability under these uncommitted funding sources is subject to the prerogatives of the granting banks and may be withdrawn at will.

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

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligations, in both the under and over one-year time period, are for the Bank to repay certificates of deposit and short- and long-term borrowings. Certificates of deposit due within one year of September 30, 2026 totaled $915.9 million. If these deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, which may be expensive to obtain. The Bank anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar funding sources at rates that are competitive in our market. The Bank may also use borrowings and brokered deposits to meet its obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk occurred during the period ended September 30, 2026. A detailed discussion of market risk is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including Liquidity and Interest Sensitivity, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the third quarter of 2026, under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2026	30,000	$45.09	30,000	1,464,260
August 1 – 31, 2026	130,500	42.96	130,500	1,333,760
September 1 – 30, 2026	140,627	42.44	140,627	1,193,133
Total	301,127	$42.93	301,127
1.Average price paid per share includes stock repurchase excise tax.

On December 10, 2025, the Corporation's Board of Directors approved the repurchase of 2,000,000 shares, or approximately 7.1% of the Corporation's common stock outstanding as of November 30, 2025. The stock repurchase plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and stock-based incentive plans. The stock repurchase plan has no scheduled expiration date, and the Board of Directors has the right to suspend or discontinue the plan at any time.

In addition to the repurchases disclosed above, participants in the Corporation's stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Corporation's share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – 31, 2026	—	$—
August 1 – 31, 2026	—	—
September 1 – 30, 2026	—	—
Total	—	$—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Exhibit 101
The following financial statements from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

	Exhibit 104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Financial Corporation
(Registrant)

Date: November 3, 2026	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	/s/ Brian J. Richardson
Brian J. Richardson Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)